Form 10-Q
period 2010-03-31
HCA INC/TN
filed 2010-05-07
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2010

Voting common stock, $.01 par value	94,633,300 shares

HCA INC.

Form 10-Q
March 31, 2010

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
 FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
Unaudited
(Dollars in millions)

	2010	2009

Revenues	$7,544	$7,431

Salaries and benefits	3,072	2,923
Supplies	1,200	1,210
Other operating expenses	1,202	1,102
Provision for doubtful accounts	564	807
Equity in earnings of affiliates	(68)	(68)
Depreciation and amortization	355	353
Interest expense	516	471
Losses on sales of facilities	—	5
Impairments of long-lived assets	18	9

	6,859	6,812

Income before income taxes	685	619
Provision for income taxes	209	187

Net income	476	432
Net income attributable to noncontrolling interests	88	72

Net income attributable to HCA Inc.	$388	$360

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 Unaudited
(Dollars in millions)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$388	$312
Accounts receivable, less allowance for doubtful accounts of $4,519 and $4,860	3,878	3,692
Inventories	794	802
Deferred income taxes	1,181	1,192
Other	497	579

	6,738	6,577

Property and equipment, at cost	24,766	24,669
Accumulated depreciation	(13,514)	(13,242)

	11,252	11,427

Investments of insurance subsidiary	1,146	1,166
Investments in and advances to affiliates	851	853
Goodwill	2,561	2,577
Deferred loan costs	411	418
Other	1,132	1,113

	$24,091	$24,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,199	$1,460
Accrued salaries	893	849
Other accrued expenses	1,498	1,158
Long-term debt due within one year	981	846

	4,571	4,313

Long-term debt	25,874	24,824
Professional liability risks	1,058	1,057
Income taxes and other liabilities	1,742	1,768

Equity securities with contingent redemption rights	144	147

Stockholders’ deficit:
Common stock $0.01 par; authorized 125,000,000 shares; outstanding 94,626,100 shares in 2010 and 94,637,400 shares in 2009	1	1
Capital in excess of par value	291	226
Accumulated other comprehensive loss	(479)	(450)
Retained deficit	(10,126)	(8,763)

Stockholders’ deficit attributable to HCA Inc.	(10,313)	(8,986)
Noncontrolling interests	1,015	1,008

	(9,298)	(7,978)

	$24,091	$24,131

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
Unaudited
(Dollars in millions)

	2010	2009

Cash flows from operating activities:
Net income	$476	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(838)	(1,111)
Provision for doubtful accounts	564	807
Depreciation and amortization	355	353
Income taxes	280	41
Losses on sales of facilities	—	5
Impairments of long-lived assets	18	9
Amortization of deferred loan costs	20	21
Share-based compensation	8	7
Pay-in-kind interest	—	39
Other	18	12

Net cash provided by operating activities	901	615

Cash flows from investing activities:
Purchase of property and equipment	(214)	(337)
Acquisition of hospitals and health care entities	(21)	(38)
Disposition of hospitals and health care entities	24	5
Change in investments	29	76
Other	1	6

Net cash used in investing activities	(181)	(288)

Cash flows from financing activities:
Issuance of long-term debt	1,387	300
Net change in revolving credit facilities	1,339	(335)
Repayment of long-term debt	(1,510)	(339)
Distributions to noncontrolling interests	(83)	(55)
Payment of debt issuance costs	(25)	(14)
Payment of cash distribution to stockholders	(1,751)	—
Other	(1)	7

Net cash used in financing activities	(644)	(436)

Change in cash and cash equivalents	76	(109)
Cash and cash equivalents at beginning of period	312	465

Cash and cash equivalents at end of period	$388	$356

Interest payments	$374	$344
Income tax (refunds) payments, net	$(71)	$146

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of Bain Capital Partners, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”), affiliates of Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors and the Sponsor Assignees, the “Investors”) and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2010, these affiliates owned and operated 154 hospitals, 98 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this quarterly report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), references in this report to net income attributable to HCA Inc. and stockholders’ deficit attributable to HCA Inc. do not include noncontrolling interests (previously reported as “minority interests”), which we now report separately. The implementation of ASC 810 also results in the cash flow impact of distributions to and certain other transactions with noncontrolling interests that were previously classified within operating activities, being classified within financing activities. Such treatment is consistent with the view that, under ASC 810, transactions between HCA Inc. and noncontrolling interests are considered to be equity transactions.

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $38 million and $37 million for the quarters ended March 31, 2010 and 2009, respectively. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

Certain prior year amounts have been reclassified to conform to the current year presentation.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	INCOME TAXES

At March 31, 2010, we were contesting before the Appeals Division of the Internal Revenue Service (“IRS”), certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004 federal income tax returns for HCA and eight affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Six taxable periods of HCA and its predecessors ended in 1997 through 2002 and the 2002 taxable year of four affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of March 31, 2010.

We expect the IRS Examination Division will complete its audit of HCA’s 2005 and 2006 federal income tax returns and will begin an audit of the 2007, 2008 and 2009 federal income tax returns for HCA and one or more affiliated partnerships during 2010.

Our liability for unrecognized tax benefits was $550 million, including accrued interest of $137 million as of March 31, 2010 ($628 million and $156 million, respectively, as of December 31, 2009). The reduction in our liability for unrecognized tax benefits was principally based on new information received related to tax positions taken in prior years. Unrecognized tax benefits of $201 million ($236 million as of December 31, 2009) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $71 million ($77 million as of December 31, 2009) related to deductible interest and state income taxes or a refundable deposit of $104 million, which is recorded in noncurrent assets. The provision for income taxes reflects reductions of $15 million and $20 million in interest expense related to taxing authority examinations for the quarters ended March 31, 2010 and 2009, respectively.

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

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at March 31, 2010 and December 31, 2009 follows (dollars in millions):

	March 31, 2010
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$648	$29	$(2)	$675
Auction rate securities	336	—	(3)	333
Asset-backed securities	40	—	(1)	39
Money market funds	249	—	—	249

	1,273	29	(6)	1,296
Equity securities	8	—	(1)	7

	$1,281	$29	$(7)	1,303

Amounts classified as current assets				(157)

Investment carrying value				$1,146

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2009
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$668	$30	$(3)	$695
Auction rate securities	401	—	(5)	396
Asset-backed securities	43	—	(1)	42
Money market funds	176	—	—	176

	1,288	30	(9)	1,309
Equity securities	8	1	(2)	7

	$1,296	$31	$(11)	1,316

Amounts classified as current assets				(150)

Investment carrying value				$1,166

At March 31, 2010 and December 31, 2009, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At March 31, 2010 and December 31, 2009, $92 million and $100 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at March 31, 2010 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$295	$296
Due after one year through five years	298	312
Due after five years through ten years	186	197
Due after ten years	118	119

	897	924
Auction rate securities	336	333
Asset-backed securities	40	39

	$1,273	$1,296

The average expected maturity of the investments in debt securities at March 31, 2010 was 3.1 years, compared to the average scheduled maturity of 10.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected maturities for our auction rate and asset-backed securities at March 31, 2010 were 4.3 years and 5.9 years, respectively, compared to average scheduled maturities of 25.1 years and 25.7 years, respectively.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

A summary of long-term debt at March 31, 2010 and December 31, 2009, including related interest rates at March 31, 2010, follows (dollars in millions):

	March 31,	December 31,
	2010	2009

Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$1,825	$715
Senior secured revolving credit facility (effective interest rate of 2.0%)	229	—
Senior secured term loan facilities (effective interest rate of 6.7%)	7,594	8,987
Senior secured first lien notes (effective interest rate of 8.4%)	4,071	2,682
Other senior secured debt (effective interest rate of 7.0%)	345	362

First lien debt	14,064	12,746

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,501	4,500
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,578

Second lien debt	6,079	6,078

Senior unsecured notes (effective interest rate of 7.1%)	6,712	6,846

Total debt (average life of six years, rates averaging 7.4%)	26,855	25,670
Less amounts due within one year	981	846

	$25,874	$24,824

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

During March 2010, we issued $1.400 billion aggregate principal amount of 7 1/4% senior secured first lien notes due 2020 at a price of 99.095% of their face value, resulting in $1.387 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds from these 2009 and 2010 debt issuances to repay outstanding indebtedness under our senior secured term loan facilities.

NOTE 5 —	FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. Pay-fixed interest rate swaps effectively convert LIBOR indexed variable rate obligations to fixed interest rate obligations. Pay-variable interest rate swaps effectively convert fixed interest rate obligations to LIBOR indexed variable rate obligations. The net interest payments, based on the notional amounts in these agreements, generally match the timing of the related liabilities, for the interest rate swap agreements which have been designated as cash flow hedges. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

During March 2010, the application of the net proceeds from our issuance of $1.400 billion aggregate principal amount of 7 1/4% senior secured first lien notes to repay variable rate debt resulted in our remaining outstanding variable rate indebtedness being less than the notional amounts of the related pay-fixed interest rate swaps, which had been designated as cash flow hedges. Therefore, we dedesignated $1.400 billion notional amount of our pay-fixed interest rate swaps and entered into $1.400 billion notional amount of pay-variable interest rate swaps, which we expect to produce approximately offsetting changes in fair value through the swap maturity dates.

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2010 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swaps	$7,100	November 2011	$(448)
Pay-fixed interest rate swaps (starting November 2011)	2,000	December 2016	(24)

Certain of our interest rate swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our interest rate swap agreements, which were not designated as hedges, at March 31, 2010 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swap	$500	March 2011	$(12)
Pay-variable interest rate swap	500	March 2011	—
Pay-fixed interest rate swap	900	November 2011	(56)
Pay-variable interest rate swap	900	November 2011	(1)

During the next 12 months, we estimate $368 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

Certain of our cross currency swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement which was not designated as a hedge at March 31, 2010 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Euro — United States Dollar currency swap	351 Euro	December 2011	$45

The following table sets forth our cross currency swap agreements, which have been designated as cash flow hedges, at March 31, 2010 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

GBP — United States Dollar currency swaps	100 GBP	November 2010	$(24)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	FINANCIAL INSTRUMENTS (continued)

Derivatives— Results of Operations

The following tables present the effect on our results of operations of our interest rate and cross currency swaps for the quarter ended March 31, 2010 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$67	Interest expense	$95
Cross currency swaps	7	Interest expense	—

	$74		$95

	Location of Loss	Amount of Loss
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Interest rate swaps	Other operating expense	$1
Cross currency swap	Other operating expense	34

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2010, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2010, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $586 million.

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

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $333 million ($336 million par value) at March 31, 2010. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2009 and the first quarter of 2010, certain issuers and their broker/dealers redeemed or repurchased $172 million and $65 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives at March 31, 2010. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy at March 31, 2010.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Fair Value Summary

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary:
Debt securities:
States and municipalities	$675	$—	$675	$—
Auction rate securities	333	—	—	333
Asset-backed securities	39	—	39	—
Money market funds	249	249	—	—

	1,296	249	714	333
Equity securities	7	2	4	1

Investments of insurance subsidiary	1,303	251	718	334
Less amounts classified as current assets	(157)	(157)	—	—

	$1,146	$94	$718	$334

Cross currency swap (Other assets)	$45	$—	$45	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	541	—	541	—
Cross currency swaps (Income taxes and other liabilities)	24	—	24	—

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiary, which have fair value measurements based on significant unobservable inputs (Level 3), during the quarter ended March 31, 2010 (dollars in millions):

Asset balances at December 31, 2009	$397
Unrealized gains included in other comprehensive income	2
Settlements	(65)

Asset balances at March 31, 2010	$334

The estimated fair value of our long-term debt was $27.007 billion and $25.659 billion at March 31, 2010 and December 31, 2009, respectively, compared to carrying amounts aggregating $26.855 billion and $25.670 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2010 and 2009 are only attributable to HCA Inc. and are as follows (dollars in millions):

	2010	2009

Net income attributable to HCA Inc.	$388	$360
Change in fair value of derivative instruments	(12)	(8)
Change in fair value of available-for-sale securities	1	4
Foreign currency translation adjustments	(21)	(2)
Defined benefit plans	3	2

Comprehensive income	$359	$356

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	March 31,	December 31,
	2010	2009

Change in fair value of derivative instruments	$(367)	$(355)
Change in fair value of available-for-sale securities	15	14
Foreign currency translation adjustments	(24)	(3)
Defined benefit plans	(103)	(106)

Accumulated other comprehensive loss	$(479)	$(450)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Inc. and changes in equity attributable to noncontrolling interests are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Inc.
			Capital in	Accumulated		Equity
	Common Stock		Excess of	Other		Attributable to
	Shares	Par	Par	Comprehensive	Retained	Noncontrolling
	(000)	Value	Value	Loss	Deficit	Interests	Total

Balances, December 31, 2009	94,637	$1	$226	$(450)	$(8,763)	$1,008	$(7,978)
Net income	—	—	—	—	388	88	476
Other comprehensive loss	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	(1,751)	(83)	(1,834)
Share-based benefit plans	(11)	—	41	—	—	—	41
Other	—	—	24	—	—	2	26

Balances, March 31, 2010	94,626	$1	$291	$(479)	$(10,126)	$1,015	$(9,298)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE (continued)

On January 27, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $17.50 per share and vested stock option, or $1.751 billion in the aggregate. The distribution was paid on February 5, 2010 to holders of record on February 1, 2010. The distribution was funded using funds available under our existing senior secured credit facilities and approximately $100 million of cash on hand. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received a $17.50 per share reduction to the exercise price of their share-based awards.

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2010 and 2009, approximately 25% and 24%, respectively, of our patient revenues related to patients participating in the fee-for-service Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 48 consolidating hospitals located in the Eastern United States, the Central Group includes 45 consolidating hospitals located in the Central United States and the Western Group includes 55 consolidating hospitals located in the Western United States. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses on sales of facilities, impairments of long-lived assets, income taxes and noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

depreciation and amortization for the quarters ended March 31, 2010 and 2009 are summarized in the following table (dollars in millions):

	2010	2009

Revenues:
Central Group	$1,764	$1,803
Eastern Group	2,233	2,275
Western Group	3,308	3,151
Corporate and other	239	202

	$7,544	$7,431

Equity in earnings of affiliates:
Central Group	$(1)	$(1)
Eastern Group	(1)	—
Western Group	(67)	(67)
Corporate and other	1	—

	$(68)	$(68)

Adjusted segment EBITDA:
Central Group	$342	$351
Eastern Group	440	433
Western Group	791	733
Corporate and other	1	(60)

	$1,574	$1,457

Depreciation and amortization:
Central Group	$87	$88
Eastern Group	91	90
Western Group	144	144
Corporate and other	33	31

	$355	$353

Adjusted segment EBITDA	$1,574	$1,457
Depreciation and amortization	355	353
Interest expense	516	471
Losses on sales of facilities	—	5
Impairments of long-lived assets	18	9

Income before income taxes	$685	$619

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

During the quarters ended March 31, 2010 and 2009, we paid $21 million and $38 million, respectively, to acquire nonhospital health care entities.

During the quarter ended March 31, 2010, we received proceeds of $24 million related to sales of real estate investments and the proceeds were equal to the carrying amounts. During the quarter ended March 31, 2009, we received proceeds of $5 million and recognized a net pretax loss of $5 million related to sales of hospital facilities and other investments.

During the quarter ended March 31, 2010, we recorded charges of $18 million to adjust the values of real estate and other investments in our Eastern, Western and Corporate and Other Groups to estimated fair value. During the quarter ended March 31, 2009, we recorded a charge of $9 million to adjust the value of real estate investments in our Central Group to estimated fair value.

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

Our summarized condensed consolidating balance sheets at March 31, 2010 and December 31, 2009 and condensed consolidating statements of income and cash flows for the quarters ended March 31, 2010 and 2009, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,374	$3,170	$—	$7,544

Salaries and benefits	—	1,826	1,246	—	3,072
Supplies	—	690	510	—	1,200
Other operating expenses	2	638	562	—	1,202
Provision for doubtful accounts	—	358	206	—	564
Equity in earnings of affiliates	(811)	(27)	(41)	811	(68)
Depreciation and amortization	—	195	160	—	355
Interest expense	648	(115)	(17)	—	516
Impairments of long-lived assets	—	15	3	—	18
Management fees	—	(118)	118	—	—

	(161)	3,462	2,747	811	6,859

Income before income taxes	161	912	423	(811)	685
Provision for income taxes	(227)	313	123	—	209

Net income	388	599	300	(811)	476
Net income attributable to noncontrolling interests	—	15	73	—	88

Net income attributable to HCA Inc.	$388	$584	$227	$(811)	$388

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,393	$3,038	$—	$7,431

Salaries and benefits	—	1,755	1,168	—	2,923
Supplies	—	721	489	—	1,210
Other operating expenses	5	617	480	—	1,102
Provision for doubtful accounts	—	508	299	—	807
Equity in earnings of affiliates	(705)	(24)	(44)	705	(68)
Depreciation and amortization	—	196	157	—	353
Interest expense	542	(66)	(5)	—	471
Losses (gains) on sales of facilities	—	7	(2)	—	5
Impairments of long-lived assets	—	9	—	—	9
Management fees	—	(116)	116	—	—

	(158)	3,607	2,658	705	6,812

Income before income taxes	158	786	380	(705)	619
Provision for income taxes	(202)	270	119	—	187

Net income	360	516	261	(705)	432
Net income attributable to noncontrolling interests	—	14	58	—	72

Net income attributable to HCA Inc.	$360	$502	$203	$(705)	$360

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$80	$308	$—	$388
Accounts receivable, net	—	2,253	1,625	—	3,878
Inventories	—	481	313	—	794
Deferred income taxes	1,181	—	—	—	1,181
Other	—	182	315	—	497

	1,181	2,996	2,561	—	6,738

Property and equipment, net	—	6,880	4,372	—	11,252
Investments of insurance subsidiary	—	—	1,146	—	1,146
Investments in and advances to affiliates	—	247	604	—	851
Goodwill	—	1,635	926	—	2,561
Deferred loan costs	411	—	—	—	411
Investments in and advances to subsidiaries	22,641	—	—	(22,641)	—
Other	988	16	128	—	1,132

	$25,221	$11,774	$9,737	$(22,641)	$24,091

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$727	$472	$—	$1,199
Accrued salaries	—	559	334	—	893
Other accrued expenses	622	274	602	—	1,498
Long-term debt due within one year	942	10	29	—	981

	1,564	1,570	1,437	—	4,571

Long-term debt	25,476	96	302	—	25,874
Intercompany balances	7,205	(10,805)	3,600	—	—
Professional liability risks	—	—	1,058	—	1,058
Income taxes and other liabilities	1,145	431	166	—	1,742

	35,390	(8,708)	6,563	—	33,245
Equity securities with contingent redemption rights	144	—	—	—	144

Stockholders’ (deficit) equity attributable to HCA Inc.	(10,313)	20,371	2,270	(22,641)	(10,313)
Noncontrolling interests	—	111	904	—	1,015

	(10,313)	20,482	3,174	(22,641)	(9,298)

	$25,221	$11,774	$9,737	$(22,641)	$24,091

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$388	$599	$300	$(811)	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	116	(670)	(284)	—	(838)
Provision for doubtful accounts	—	358	206	—	564
Depreciation and amortization	—	195	160	—	355
Income taxes	280	—	—	—	280
Impairments of long-lived assets	—	15	3	—	18
Amortization of deferred loan costs	20	—	—	—	20
Share-based compensation	8	—	—	—	8
Equity in earnings of affiliates	(811)	—	—	811	—
Other	18	—	—	—	18

Net cash provided by operating activities	19	497	385	—	901

Cash flows from investing activities:
Purchase of property and equipment	—	(53)	(161)	—	(214)
Acquisition of hospitals and health care entities	—	(21)	—	—	(21)
Disposition of hospitals and health care entities	—	23	1	—	24
Change in investments	—	7	22	—	29
Other	—	(3)	4	—	1

Net cash used in investing activities	—	(47)	(134)	—	(181)

Cash flows from financing activities:
Issuance of long-term debt	1,387	—	—	—	1,387
Net change in revolving credit facilities	1,339	—	—	—	1,339
Repayment of long-term debt	(1,496)	(11)	(3)	—	(1,510)
Distributions to noncontrolling interests	—	(33)	(50)	—	(83)
Changes in intercompany balances with affiliates, net	532	(421)	(111)	—	—
Payment of debt issuance costs	(25)	—	—	—	(25)
Payment of cash distribution to stockholders	(1,751)	—	—	—	(1,751)
Other	(5)	—	4	—	(1)

Net cash used in financing activities	(19)	(465)	(160)	—	(644)

Change in cash and cash equivalents	—	(15)	91	—	76
Cash and cash equivalents at beginning of period	—	95	217	—	312

Cash and cash equivalents at end of period	$—	$80	$308	$—	$388

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$360	$516	$261	$(705)	$432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	75	(706)	(480)	—	(1,111)
Provision for doubtful accounts	—	508	299	—	807
Depreciation and amortization	—	196	157	—	353
Income taxes	41	—	—	—	41
Losses on sales of facilities	—	1	4	—	5
Impairments of long-lived assets	—	9	—	—	9
Amortization of deferred loan costs	21	—	—	—	21
Share-based compensation	7	—	—	—	7
Pay-in-kind interest	39	—	—	—	39
Equity in earnings of affiliates	(705)	—	—	705	—
Other	4	12	(4)	—	12

Net cash provided by (used in) operating activities	(158)	536	237	—	615

Cash flows from investing activities:
Purchase of property and equipment	—	(177)	(160)	—	(337)
Acquisition of hospitals and health care entities	—	(38)	—	—	(38)
Disposition of hospitals and health care entities	—	1	4	—	5
Change in investments	—	(4)	80	—	76
Other	—	—	6	—	6

Net cash used in investing activities	—	(218)	(70)	—	(288)

Cash flows from financing activities:
Issuance of long-term debt	300	—	—	—	300
Net change in revolving credit facilities	(335)	—	—	—	(335)
Repayment of long-term debt	(285)	(1)	(53)	—	(339)
Distributions to noncontrolling interests	—	(21)	(34)	—	(55)
Payment of debt issuance costs	(14)	—	—	—	(14)
Changes in intercompany balances with affiliates, net	492	(304)	(188)	—	—
Other	—	—	7	—	7

Net cash provided by (used in) financing activities	158	(326)	(268)	—	(436)

Change in cash and cash equivalents	—	(8)	(101)	—	(109)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$126	$230	$—	$356

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUBSEQUENT EVENTS

On May 5, 2010, our Board of Directors declared a distribution to the Company’s existing stockholders and holders of vested stock options. The distribution will be $5.00 per share and vested stock option, or approximately $500 million in the aggregate. The distribution is expected to be paid on May 14, 2010 to holders of record on May 6, 2010. The distribution is expected to be funded using funds available under our existing senior secured credit facilities. Pursuant to the terms of our stock option plans, the holders of nonvested stock options will receive a $5.00 per share reduction to the exercise price of their share-based awards.

On May 5, 2010, our Board of Directors granted approval for the Company to file with the Securities and Exchange Commission a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. We expect to file the Form S-1 on or about May 7, 2010. We intend to use the anticipated net proceeds to repay certain of our existing indebtedness, as will be determined prior to our offering, and for general corporate purposes. Upon completion of the offering and in connection with our termination of the management agreement we have with affiliates of the Investors, we will be required to pay a termination fee based upon the net present value of our future obligations under the management agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “should,” “seek,” “approximately,” “intend,” “expect,” “project,’’ “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization and the ability to refinance such indebtedness on acceptable terms, (3) the passage of the Health Reform Law and the enactment of additional federal or state health care reform and changes in federal, state or local laws or regulations affecting the health care industry, (4) increases, particularly in the current economic downturn, in the amount and risk of collectibility of uninsured accounts, and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in revenue mix, including potential declines in the population covered under managed care agreements due to the current economic downturn, and the ability to enter into and renew managed care provider agreements on acceptable terms, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential liabilities and other claims that may be asserted against us, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2009. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Health Care Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Reform Law”) will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.

Expanded Coverage

Based on the Congressional Budget Office (“CBO”) and the Centers for Medicare & Medicaid Services (“CMS”) estimates, by 2019, the Health Reform Law will expand coverage to 32 to 34 million additional

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (Continued)

individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion

The primary public program coverage expansion will occur through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.

The Health Reform Law materially changes the requirements for Medicaid eligibility. Commencing January 1, 2014, all state Medicaid programs are required to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”). This expansion will create a minimum Medicaid eligibility threshold that is uniform across states. Further, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. These new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 16 to 18 million persons nationwide. A disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements.

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.

The Health Reform Law also provides that the federal government will subsidize states that create non-Medicaid plans for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL. Approved state plans will be eligible to receive federal funding. The amount of that funding per individual will be equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through an American Health Benefit Exchange (“Exchange”), as discussed below.

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may, however, seek exemptions from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion

The expansion of health coverage through the private sector as a result of the Health Reform Law will occur through new requirements on health insurers, employers and individuals. Commencing January 1, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Effective January 1, 2011, each health plan must keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, effective September 23,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (Continued)

2010, health insurers will not be permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains coverage through an Exchange if the coverage is subsidized by the government. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

The Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. By January 1, 2014, individuals will be required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with the Department of Health and Human Services (“HHS”), is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.

To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on CBO and CMS estimates, between 29 and 31 million individuals will obtain their health insurance coverage through an Exchange by 2019. Of that amount, an estimated 16 million will be individuals who were previously uninsured, and 13 to 15 million will be individuals who switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Public Program Spending

The Health Reform Law provides for Medicare, Medicaid and other federal health care program spending reductions between 2010 and 2019. The CBO estimates that these will include $156 billion in Medicare fee-for-service market basket and productivity reimbursement reductions for all providers, the majority of which will come from hospitals; CMS sets this estimate at $233 billion. The CBO estimates also include an additional $36 billion in reductions of Medicare and Medicaid disproportionate share funding ($22 billion for Medicare and $14 billion for Medicaid). CMS estimates include an additional $64 billion in reductions of Medicare and Medicaid disproportionate share funding, with $50 billion of the reductions coming from Medicare.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (Continued)

Payments for Hospitals and Ambulatory Surgery Centers (“ASCs”)

Inpatient Market Basket and Productivity Adjustment.  Under the Medicare program, hospitals receive reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. CMS establishes fixed PPS payment amounts per inpatient discharge based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). These MS-DRG rates are updated each federal fiscal year, which begins October 1, using an index (the “market basket”) that takes into account inflation experienced by hospitals and other entities outside the health care industry in purchasing goods and services.

The Health Reform Law provides for three types of annual reductions in the market basket. The first is a general reduction of a specified percentage each federal fiscal year starting in 2010 and extending through 2019. These reductions are as follows: federal fiscal year 2010, 0.25% for discharges occurring on or after April 1, 2010; 2011 (0.25%); 2012 (0.1%); 2013 (0.1%); 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).

The second type of reduction to the market basket is a “productivity adjustment” that will be implemented by HHS beginning in federal fiscal year 2012. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for HHS to use in projecting the productivity figure. Based upon the latest available data, federal fiscal year 2012 market basket reductions resulting from this productivity adjustment are likely to range from 1% to 1.4%.

The third type of reduction is in connection with the value-based purchasing program discussed in more detail below. Beginning in federal fiscal year 2013, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that satisfy certain quality metrics. While some or all of these reductions may be recovered if a hospital satisfies these quality metrics, the recovery amounts may be delayed.

If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals. For example, if market basket increases to account for inflation would result in a 2% market basket update and the aggregate Health Reform Law market basket adjustments would result in a 3% reduction, then the rates paid to a hospital for inpatient services would be 1% less than rates paid for the same services in the prior year.

Quality-Based Payment Adjustments and Reductions for Inpatient Services.  The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program will reward hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS considerable discretion over the value-based purchasing program. For example, HHS will have the authority to determine the quality performance measures, the standards hospitals must achieve in order to meet the quality performance measures, and the methodology for calculating payments to hospitals that meet the required quality threshold. HHS will also determine how much money each hospital will receive from the pool of dollars created by the reductions related to the value-based purchasing program as described above. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (Continued)

Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program.

Third, reimbursement will be reduced based on a facility’s hospital acquired condition (“HAC”) rates. An HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that rank in the top 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

Outpatient Market Basket and Productivity Adjustment.  Hospital outpatient services paid under PPS are classified into ambulatory payment classifications (“APCs”). The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above— the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients — e.g., 0.2% in 2015— are the same for outpatients.

Medicare and Medicaid Disproportionate Share Hospital (“DSH”) Payments.  The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care.

It is difficult to predict the full impact of the Medicare DSH reductions, and CBO and CMS estimates differ by $38 billion. The Health Reform Law does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, the Health Reform Law does not contain a definition of “uncompensated care.” As a result, it is unclear how a hospital’s share of the Medicare DSH payment pool will be calculated. CMS could use the definition of “uncompensated care” used in connection with hospital cost reports. However, in July 2009, CMS proposed material revisions to the definition of “uncompensated care” used for cost report purposes. Those revisions would exclude certain significant costs that had historically been covered, such as unreimbursed costs of Medicaid services. CMS has not issued a final rule, and the Health Reform Law does not require HHS to use this definition, even if finalized, for DSH purposes. How CMS ultimately defines “uncompensated care” for purposes of these DSH funding provisions could have a material effect on a hospital’s Medicare DSH reimbursements.

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although Federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (Continued)

($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.

Accountable Care Organizations (“ACOs”).  The Health Reform Law requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of ACOs. Beginning no later than January 1, 2012, the program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute and the Stark Law. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

Bundled Payment Pilot Programs.  The Health Reform Law requires HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. For example, HHS will determine what medical conditions will be included in the program and the amount of the payment for each condition. In addition, the Health Reform Law provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and the HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Ambulatory Surgery Centers.  The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the market basket similar to the productivity adjustment for inpatient and outpatient hospital services, beginning in federal fiscal year 2011.

Medicare Managed Care (Medicare Advantage or “MA”).  Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 22% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period, premium payments to the MA Plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. As a result of these changes, payments to MA plans will be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (Continued)

Specialty Hospital Limitations

Over the last decade, we have faced significant competition from hospitals that have physician ownership. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law will effectively prevent the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

Program Integrity and Fraud and Abuse

The Health Reform Law makes several significant changes to health care fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over the next 10 years to fight health care fraud, waste and abuse; (2) expands the scope of the Recovery Audit Contractor (“RAC”) program to include MA plans and Medicaid; (3) authorizes HHS, in consultation with the Office of Inspector General of HHS (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the rules for returning overpayments made by governmental health programs and expands False Claims Act liability to include failure to timely repay identified overpayments.

Impact of Health Reform Law on the Company

The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Texas and Florida, where about one-half of the Company’s licensed beds are located. The Company also has a significant presence in other relatively low income eligibility states, including Georgia, Kansas, Louisiana, Missouri, Oklahoma and Virginia. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (Continued)

•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	how the value-based purchasing and other quality programs will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of efforts to repeal or amend the new law.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 40% of our revenues in 2009 were from Medicare and Medicaid, reductions to these programs may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket beginning in 2012 payment years;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•	whether the Company’s revenues from UPL programs will be adversely affected, because there may be fewer indigent, non-Medicaid patients for whom the Company provides services pursuant to UPL programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the law that may affect the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2010 Operations Summary

Net income attributable to HCA Inc. totaled $388 million for the quarter ended March 31, 2010, compared to $360 million for the quarter ended March 31, 2009. Revenues increased to $7.544 billion in the first quarter of 2010 from $7.431 billion in the first quarter of 2009. First quarter 2010 results include impairments of long-lived assets of $18 million. First quarter 2009 results include losses on sales of facilities of $5 million and impairments of long-lived assets of $9 million.

Revenues increased 1.5% on a consolidated basis and on a same facility basis for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The increase in consolidated revenues can be attributed to the combined impact of a 0.6% increase in revenue per equivalent admission and a 0.9% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 0.4% increase in same facility revenue per equivalent admission and a 1.1% increase in same facility equivalent admissions.

During the quarter ended March 31, 2010, consolidated admissions and same facility admissions increased 0.7% and 0.9%, respectively, compared to the quarter ended March 31, 2009. Inpatient surgeries declined 0.1% on a consolidated basis and declined 0.4% on a same facility basis during the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. Outpatient surgeries declined 1.9% on a consolidated basis and declined 1.8% on a same facility basis during the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. Emergency department visits increased 0.5% on a consolidated basis and increased 1.0% on a same facility basis during the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009.

For the quarter ended March 31, 2010, the provision for doubtful accounts declined $243 million to 7.5% of revenues, from 10.9% of revenues for the quarter ended March 31, 2009. The self-pay revenue deductions for charity care and uninsured discounts increased $55 million and $418 million (we increased our uninsured discount percentages during August 2009), respectively, during the first quarter of 2010, compared to the first quarter of 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 23.5% for the first quarter of 2010, compared to 22.4% for the first quarter of 2009. Same facility uninsured admissions increased 6.8% and same facility uninsured emergency room visits decreased 1.6% for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009.

The increases in the self-pay revenue deductions result in reductions to both the provision for doubtful accounts and revenues, and were the primary contributing factors to the lower growth rates we experienced in revenues and revenue per equivalent admission during the quarter ended March 31, 2010.

Interest expense increased $45 million to $516 million for the quarter ended March 31, 2010, from $471 million for the quarter ended March 31, 2009. The additional interest expense was due primarily to an increase in the average effective interest rate.

Cash flows from operating activities increased $286 million, from $615 million for the first quarter of 2009 to $901 million for the first quarter of 2010. The increase related primarily to income tax payments, as we received a net refund of $71 million in the first quarter of 2010 and made net payments of $146 million in the first quarter of 2009.

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

Revenues increased 1.5% from $7.431 billion in the first quarter of 2009 to $7.544 billion in the first quarter of 2010. The increase in consolidated revenues can be attributed to the combined impact of a 0.6% increase in revenue per equivalent admission and a 0.9% increase in equivalent admissions. Same facility revenues increased 1.5% from $7.381 billion in the first quarter of 2009 to $7.491 billion in the first quarter of 2010. The increase in same facility revenues can be attributed to the combined impact of a 0.4% increase in same facility revenue per equivalent admission and a 1.1% increase in same facility equivalent admissions. The increases in the self-pay revenue deductions result in reductions to both the provision for doubtful accounts and revenues, and were the primary contributing factors to the lower growth rates we experienced in revenues and revenue per equivalent admission during the quarter ended March 31, 2010.

Consolidated admissions and same facility admissions increased 0.7% and 0.9%, respectively, in the first quarter of 2010, compared to the first quarter of 2009. Consolidated outpatient surgeries declined 1.9% and same facility outpatient surgeries declined 1.8% in the first quarter of 2010, compared to the first quarter of 2009. Consolidated inpatient surgeries declined 0.1% and same facility inpatient surgeries declined 0.4% in the first quarter of 2010, compared to the first quarter of 2009. Emergency department visits increased 0.5% on a consolidated basis and increased 1.0% on a same facility basis during the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009.

Same facility uninsured admissions increased by 1,601 admissions, or 6.8%, in the first quarter of 2010, compared to the first quarter of 2009. Same facility uninsured admissions in 2009, compared to 2008, increased 0.2% in the fourth quarter of 2009, increased 8.2% in the third quarter of 2009, increased 10.4% in the second quarter of 2009 and declined 0.1% in the first quarter of 2009.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2010 and 2009 are set forth in the following table.

	2010	2009

Medicare	35%	35%
Managed Medicare	11	10
Medicaid	9	9
Managed Medicaid	7	7
Managed care and other insurers	32	33
Uninsured	6	6

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2010 and 2009 are set forth in the following table.

	2010	2009

Medicare	32%	33%
Managed Medicare	9	8
Medicaid	9	7
Managed Medicaid	4	4
Managed care and other insurers	44	44
Uninsured	2	4

	100%	100%

At March 31, 2010, we had 73 hospitals in the states of Texas and Florida. During the first quarter of 2010, 58% of our admissions and 52% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 64% of our uninsured admissions during the first quarter of 2010.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $169 million and $63 million during the first quarters of 2010 and 2009, respectively, of Medicaid supplemental payments pursuant to UPL programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters ended March 31, 2010 and 2009 (dollars in millions):

	2010		2009
	Amount	Ratio	Amount	Ratio

Revenues	$7,544	100.0	$7,431	100.0

Salaries and benefits	3,072	40.7	2,923	39.3
Supplies	1,200	15.9	1,210	16.3
Other operating expenses	1,202	15.9	1,102	14.8
Provision for doubtful accounts	564	7.5	807	10.9
Equity in earnings of affiliates	(68)	(0.9)	(68)	(0.9)
Depreciation and amortization	355	4.8	353	4.8
Interest expense	516	6.8	471	6.3
Losses on sales of facilities	—	—	5	0.1
Impairments of long-lived assets	18	0.2	9	0.1

	6,859	90.9	6,812	91.7

Income before income taxes	685	9.1	619	8.3
Provision for income taxes	209	2.8	187	2.5

Net income	476	6.3	432	5.8
Net income attributable to noncontrolling interests	88	1.1	72	1.0

Net income attributable to HCA Inc.	$388	5.2	$360	4.8

% changes from prior year:
Revenues	1.5%		4.3%
Income before income taxes	10.6		80.1
Net income attributable to HCA Inc.	8.1		111.6
Admissions(a)	0.7		(1.4)
Equivalent admissions(b)	0.9		1.5
Revenue per equivalent admission	0.6		2.8
Same facility % changes from prior year(c):
Revenues	1.5		4.6
Admissions(a)	0.9		(0.9)
Equivalent admissions(b)	1.1		1.9
Revenue per equivalent admission	0.4		2.7

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures
Operating Measures on a Cash Revenues Basis
(Dollars in millions)

The results from operations presented on a cash revenues basis for the quarters ended March 31, 2010 and 2009 follow:

	2010			2009
		Non-GAAP			Non-GAAP
		% of Cash	GAAP % of		% of Cash	GAAP % of
		Revenues	Revenues		Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$7,544		100.0	$7,431		100.0
Provision for doubtful accounts	564			807

Cash revenues(a)	6,980	100.0		6,624	100.0

Salaries and benefits	3,072	44.0	40.7	2,923	44.1	39.3
Supplies	1,200	17.2	15.9	1,210	18.3	16.3
Other operating expenses	1,202	17.3	15.9	1,102	16.6	14.8

% changes from prior year:
Revenues	1.5%
Cash revenues	5.4
Revenue per equivalent admission	0.6
Cash revenue per equivalent admission	4.5

(a)	Cash revenues is defined as reported revenues less the provision for doubtful accounts. We use cash revenues as an analytical indicator for purposes of assessing the effect of uninsured patient volumes, adjusted for the effect of both the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and the provision for doubtful accounts (which relates primarily to uninsured accounts), on our revenues and certain operating expenses, as a percentage of cash revenues. Variations in the revenue deductions related to uninsured accounts generally have the inverse effect on the provision for doubtful accounts. We increased our uninsured discount percentages during August 2009 and the resulting effects, for the first quarter of 2010, were an increase in uninsured discounts of $418 million and a decline in the provision for doubtful accounts of $243 million, compared to the first quarter of 2009. Cash revenues is commonly used as an analytical indicator within the health care industry. Cash revenues should not be considered as a measure of financial performance under generally accepted accounting principles. Because cash revenues is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, cash revenues, as presented, may not be comparable to other similarly titled measures of other health care companies.

(b)	Salaries and benefits, supplies and other operating expenses, as a percentage of cash revenues (a non-GAAP financial measure), present the impact on these ratios due to the adjustment of deducting the provision for doubtful accounts from reported revenues and results in these ratios being non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare certain operating expense categories as a percentage of cash revenues. Management finds this information useful to evaluate certain expense category trends without the influence of whether adjustments related to revenues for uninsured accounts are recorded as revenue adjustments (charity care and uninsured discounts) or operating expenses (provision for doubtful accounts), and thus the expense category trends are generally analyzed as a percentage of cash revenues. These non-GAAP financial measures should not be considered alternatives to GAAP financial measures. We believe this supplemental information provides management and the users of our financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2010 and 2009

Net income attributable to HCA Inc. totaled $388 million for the first quarter of 2010 compared to $360 million for the first quarter of 2009. Revenues increased 1.5% due to the combined impact of revenue per equivalent admission growth of 0.6% and an increase of 0.9% in equivalent admissions for the first quarter of 2010 compared to the first quarter of 2009. Cash revenues (reported revenues less the provision for doubtful accounts) increased 5.4% for the first quarter of 2010 compared to the first quarter of 2009.

For the first quarter of 2010, consolidated admissions and same facility admissions increased 0.7% and 0.9%, respectively, compared to the first quarter of 2009. Outpatient surgical volumes declined 1.9% on a consolidated basis and declined 1.8% on a same facility basis during the first quarter of 2010, compared to the first quarter of 2009. Consolidated inpatient surgeries declined 0.1% and same facility inpatient surgeries declined 0.4% in the first quarter of 2010, compared to the first quarter of 2009. Emergency department visits increased 0.5% on a consolidated basis and increased 1.0% on a same facility basis during the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009.

Salaries and benefits, as a percentage of revenues, were 40.7% in the first quarter of 2010 and 39.3% in the first quarter of 2009. Salaries and benefits, as a percentage of cash revenues, were 44.0% in the first quarter of 2010 and 44.1% in the first quarter of 2009. Salaries and benefits per equivalent admission increased 4.2% in the first quarter of 2010 compared to the first quarter of 2009. Same facility labor rate increases averaged 2.7% for the first quarter of 2010 compared to the first quarter of 2009.

Supplies, as a percentage of revenues, were 15.9% in the first quarter of 2010 and 16.3% in the first quarter of 2009. Supplies, as a percentage of cash revenues, were 17.2% in the first quarter of 2010 and 18.3% in the first quarter of 2009. Supply cost per equivalent admission declined 1.7% in the first quarter of 2010 compared to the first quarter of 2009. Supply costs per equivalent admission increased 3.0% for medical devices, 4.3% for blood products and 4.8% for general medical and surgical items and declined 7.2% for pharmacy supplies in the first quarter of 2010 compared to the first quarter of 2009.

Other operating expenses, as a percentage of revenues, increased to 15.9% in the first quarter of 2010 compared to 14.8% in the first quarter of 2009. Other operating expenses, as a percentage of cash revenues, increased to 17.3% in the first quarter of 2010 compared to 16.6% in the first quarter of 2009. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $90 million and $39 million of indigent care costs in certain Texas markets during the first quarters of 2010 and 2009, respectively, and this increase is the primary component of the overall increase in other operating expenses. Provisions for losses related to professional liability risks were $56 million and $45 million for the first quarters of 2010 and 2009, respectively.

Provision for doubtful accounts declined $243 million, from $807 million in the first quarter of 2009 to $564 million in the first quarter of 2010, and as a percentage of revenues, declined to 7.5% in the first quarter of 2010 compared to 10.9% in the first quarter of 2009. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $473 million during the first quarter of 2010, compared to the first quarter of 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 23.5% for the first quarter of 2010, compared to 22.4% for the first quarter of 2009. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to review the related revenue deductions and the provision for doubtful accounts in combination, rather than separately. At March 31, 2010, our allowance for doubtful accounts represented approximately 94% of the $4.833 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2010 and 2009 (continued)

Equity in earnings of affiliates was $68 million in each of the first quarters of 2010 and 2009. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased $2 million, from $353 million in the first quarter of 2009 to $355 million in the first quarter of 2010.

Interest expense increased from $471 million in the first quarter of 2009 to $516 million in the first quarter of 2010 primarily due to an increase in the average effective interest rate. Our average debt balance was $26.314 billion for the first quarter of 2010 compared to $26.794 billion for the first quarter of 2009. The average effective interest rate for our long term debt increased from 7.1% for the quarter ended March 31, 2009 to 8.0% for the quarter ended March 31, 2010.

During the first quarter of 2010, no gains or losses on sales of facilities were recognized. During the first quarter of 2009, we recorded a net loss on sales of facilities and other investments of $5 million.

During the first quarter of 2010, we recorded asset impairment charges of $18 million to adjust the values of real estate and other investments to estimated fair value. During the first quarter of 2009, we recorded an asset impairment charge of $9 million to adjust the value of certain real estate investments to estimated fair value.

The effective tax rate was 35.0% and 34.1% for the first quarters of 2010 and 2009, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $72 million for the first quarter of 2009 to $88 million for the first quarter of 2010. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $901 million in the first quarter of 2010 compared to $615 million in the first quarter of 2009. The $286 million increase in cash provided by operating activities in the first quarter of 2010 compared to the first quarter of 2009 related primarily to a $239 million decrease in income taxes and a $44 million increase in net income. We made $303 million and $490 million in combined interest and net tax payments in the first quarters of 2010 and 2009, respectively. Working capital totaled $2.167 billion at March 31, 2010 and $2.264 billion at December 31, 2009. The net decline in working capital at March 31, 2010 compared to December 31, 2009 is due primarily to an increase in the current portion of long-term debt.

Cash used in investing activities was $181 million in the first quarter of 2010 compared to $288 million in the first quarter of 2009. Excluding acquisitions, capital expenditures were $214 million in the first quarter of 2010 and $337 million in the first quarter of 2009. We expended $21 million and $38 million for acquisitions of nonhospital health care facilities during the first quarters of 2010 and 2009, respectively. Capital expenditures are expected to approximate $1.500 billion in 2010. At March 31, 2010, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.230 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $24 million and $5 million from sales of hospitals and health care entities during the first quarters of 2010 and 2009, respectively. We received cash flows from our investments of $29 million and $76 million in the first quarters of 2010 and 2009, respectively.

Cash used in financing activities totaled $644 million during the first quarter of 2010 compared to $436 million during the first quarter of 2009. During the first quarter of 2010, cash flows used in financing activities included payment of a cash distribution to stockholders of $1.751 billion, increases in net borrowings of $1.216 billion, payments of debt issuance costs of $25 million and distributions to noncontrolling interests of $83 million. During

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

the first quarter of 2009, cash flows used in financing activities included reductions in net borrowings of $374 million, payment of debt issuance costs of $14 million and distributions to noncontrolling interests of $55 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $26.855 billion at March 31, 2010. Our interest expense was $516 million for the first quarter of 2010 and $471 million for the first quarter of 2009. The increase in interest expense is due primarily to an increase in the average effective interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.851 billion and $1.816 billion available as of March 31, 2010 and April 30, 2010, respectively) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $1.303 billion and $1.316 billion at March 31, 2010 and December 31, 2009, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $588 million and $590 million at March 31, 2010 and December 31, 2009, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $698 million and $679 million at March 31, 2010 and December 31, 2009, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $250 million. We estimate that approximately $100 million of the expected net claim payments during the next 12 months will relate to claims in the self-insured retention.

On January 27, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $17.50 per share and vested stock option, or $1.751 billion in the aggregate. The distribution was paid on February 5, 2010 to holders of record on February 1, 2010. The distribution was funded using funds available under our existing senior secured credit facilities and approximately $100 million of cash on hand.

During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured second lien notes due 2017 at a price of 96.673% of their face value, resulting in $300 million of gross proceeds. During April 2009, we issued $1.500 billion aggregate principal amount of 8 1/2% senior secured first lien notes due 2019 at a price of 96.755% of their face value, resulting in $1.451 billion of gross proceeds. During August 2009, we issued $1.250 billion aggregate principal amount of 7 7/8% senior secured first lien notes due 2020 at a price of 98.254% of their face value, resulting in $1.228 billion of gross proceeds. During March 2010, we issued $1.400 billion aggregate principal amount of 7 1/4% senior secured first lien notes due 2020 at a price of 99.095% of their face value, resulting in $1.387 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds from these debt issuances to repay outstanding indebtedness under our senior secured term loan facilities.

On April 6, 2010, we entered into an amendment of our senior secured term loan B facility extending the maturity of $2.0 billion of loans from November 17, 2013 to March 31, 2017 and to increase the ABR margin and LIBOR margin with respect to such extended term loans to 2.25% and 3.25%, respectively.

On May 5, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution will be $5.00 per share and vested stock option, or approximately $500 million in the aggregate. The distribution is expected to be paid on May 14, 2010, to holders of record on May 6, 2010. The distribution is expected to be funded using funds available under our existing senior secured credit facilities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.296 billion and $7 million, respectively, at March 31, 2010. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2010, we had a net unrealized gain of $22 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At March 31, 2010, our wholly-owned insurance subsidiary had invested $333 million ($336 million par value) in municipal, tax-exempt student loan auction rate securities (“ARS”) that continue to experience market illiquidity since February 2008 when multiple failed auctions occurred due to a severe credit and liquidity crisis in the capital markets. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

We are also exposed to market risk related to changes in interest rates, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income, and changes in the fair value of derivatives which have not been designated as hedges are recorded in operations.

With respect to our interest-bearing liabilities, approximately $2.550 billion of long-term debt at March 31, 2010 was subject to variable rates of interest, while the remaining balance in long-term debt of $24.305 billion at March 31, 2010 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average effective interest rate for our long-term debt increased from 7.1% for the quarter ended March 31, 2009 to 8.0% for the quarter ended March 31, 2010.

The estimated fair value of our total long-term debt was $27.007 billion at March 31, 2010. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $26 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

At March 31, 2010, we were contesting before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS in connection with its examinations of the 2003 and 2004 federal income returns for HCA and eight affiliates that are treated as partnerships for federal income tax purposes. The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Six taxable periods of HCA and its predecessors ended in 1997 through 2002 and the 2002 taxable year of four affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of March 31, 2010.

The IRS completed its audit of HCA’s 2005 and 2006 federal income tax returns in April 2010. We will contest certain deficiencies and adjustments proposed by the IRS Examination Division in connection with this audit, including the timing of recognition of certain patient service revenues, before the IRS Appeals Division. We anticipate the IRS will begin an audit of the 2007, 2008 and 2009 federal income tax returns for HCA and one or more affiliated partnerships during 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2010	2009

CONSOLIDATING
Number of hospitals in operation at:
March 31	154	155
June 30		155
September 30		155
December 31		155
Number of freestanding outpatient surgical centers in operation at:
March 31	98	97
June 30		97
September 30		97
December 31		97
Licensed hospital beds at(a):
March 31	38,719	38,763
June 30		38,793
September 30		38,829
December 31		38,839
Weighted average licensed beds(b):
Quarter:
First	38,687	38,811
Second		38,817
Third		38,829
Fourth		38,843
Year		38,825
Average daily census(c):
Quarter:
First	21,696	21,701
Second		20,577
Third		20,087
Fourth		20,256
Year		20,650
Admissions(d):
Quarter:
First	398,900	396,200
Second		387,400
Third		387,600
Fourth		385,300
Year		1,556,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2010	2009

Equivalent admissions(e):
Quarter:
First	615,500	610,200
Second		609,900
Third		615,100
Fourth		603,800
Year		2,439,000
Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second		4.8
Third		4.8
Fourth		4.8
Year		4.8
Emergency room visits(g):
Quarter:
First	1,367,100	1,359,700
Second		1,398,000
Third		1,441,200
Fourth		1,394,600
Year		5,593,500
Outpatient surgeries(h):
Quarter:
First	190,700	194,400
Second		200,200
Third		199,100
Fourth		200,900
Year		794,600
Inpatient surgeries(i):
Quarter:
First	122,500	122,600
Second		124,400
Third		125,300
Fourth		122,200
Year		494,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2010	2009

Days in accounts receivable(j):
Quarter:
First	46	47
Second		45
Third		43
Fourth		45
Year		45
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$31,054	$28,742
Second		28,500
Third		28,340
Fourth		30,100
Year		115,682
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	36%	38%
Second		39%
Third		38%
Fourth		36%
Year		38%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30		8
September 30		8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	8
June 30		8
September 30		8
December 31		8
Licensed hospital beds at:
March 31	2,369	2,367
June 30		2,369
September 30		2,369
December 31		2,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at March 31, 2010:
Medicare and Medicaid	14%	1%	1%
Managed care and other discounted	19	4	4
Uninsured	14	6	37

Total	47%	11%	42%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Government Investigations, Claims and Litigation

In January 2001, we entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General at the Secretary of the Department of Health and Human Services (“OIG”), which expired on January 24, 2009. Under the CIA, we had numerous affirmative obligations, including the requirement to report potential violations of applicable federal health care laws and regulations. Pursuant to these obligations, we reported a number of potential violations of the Stark Law, the Anti-kickback Statute, the Emergency Medical Treatment and Active Labor Act and other laws, most of which we consider to be nonviolations or technical violations. We submitted our final report pursuant to the CIA on April 30, 2009, and in April 2010, we received notice from the OIG that our final report was accepted, relieving us of future obligations under the CIA. However, the government could still determine that our reporting and/or our resolution of reported issues was inadequate. Violation or breach of the CIA, or violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations or financial position.

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 Recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the Recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. The court will now conduct additional proceedings to determine whether any harm has flowed from the alleged breach, and if so, what the appropriate remedy should be. The court may consider whether to, among other things, award monetary damages, rescind or undo the 1999 intra-corporate transfer or give the Foundation a right to purchase hospital assets at a price to be determined (which the Foundation asserts should be below the fair market value of the hospital).

General Liability and Other Claims

We are a party to certain proceedings relating to claims for income taxes and related interest before the IRS Appeals Division. For a description of those proceedings, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes” and Note 2 to our condensed consolidated financial statements.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2009, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K, except as set forth below.

Our hospitals face competition for patients from other hospitals and health care providers.

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. In addition, the Centers for Medicare & Medicaid Services (“CMS”) publicizes on its Medicare website performance data related to quality measures and data on patient satisfaction surveys hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. Further, the Health Reform Law requires all hospitals to annually establish, update and make public a list of the hospital’s standard charges for items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys or if our standard charges are higher than our competitors, our patient volumes could decline.

In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the facilities that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals are facing increasing competition from specialty hospitals, some of which are physician-owned, and from both our own and unaffiliated freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. In states that do not require a Certificate of Need (“CON”) for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See “Business — Competition” in our 2009 Form 10-K.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At March 31, 2010, our allowance for doubtful accounts represented approximately 94% of the $4.833 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $6.134 billion for 2007 to $7.009 billion for 2008 and to $8.362 billion for 2009.

A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations. Prior to the Health Reform Law being fully implemented, our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including the recent economic downturn and increase in unemployment. The Health Reform Law seeks to decrease over time the number of uninsured individuals. Among other things, the Health Reform Law will, effective January 1, 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. In addition, even after implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government health care programs.

Changes in governmental programs may reduce our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived approximately 40% of our revenues from the Medicare and Medicaid programs in 2009. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. For example, CMS has recently completed a two-year transition to full implementation of the Medicare severity diagnosis-related group (“MS-DRG”) system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare and Medicaid DSH funding. Reductions to our reimbursement under the Medicare and Medicaid programs by the Health Reform Law could adversely affect our business and results of operations to the extent such reductions are not offset by anticipated increases in revenues from providing care to previously uninsured individuals.

Since most states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current economic downturn has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs and the Children’s Health Insurance Program (“CHIP”) in many states. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exceptions from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges, and to participate in grants and other incentive opportunities.

In some cases, commercial third-party payers rely on all or portions of the MS-DRG system to determine payment rates, which may result in decreased reimbursement from some commercial third-party payers. Other changes to government health care programs may negatively impact payments from commercial third-party payers.

Current or future health care reform efforts, changes in laws or regulations regarding government health programs, other changes in the administration of government health programs and changes to commercial third-party payers in response to health care reform and other changes to government health programs could have a material, adverse effect on our financial position and results of operations.

We are unable to predict the impact of the Health Reform Law, which represents significant change to the health care industry.

The Health Reform Law will change how health care services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.

The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Texas and Florida, where about one-half of the Company’s licensed beds are located. The Company also has a significant presence in other relatively low income eligibility states, including Georgia, Kansas, Louisiana, Missouri, Oklahoma and Virginia. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of Accountable Care Organizations (“ACOs”) and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the Congressional Budget Office (“CBO”) estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	how the value-based purchasing and other quality programs will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of efforts to repeal or amend the new law.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 40% of our revenues in 2009 were from Medicare and Medicaid, reductions to these programs may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket beginning in 2012 payment years;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•	whether the Company’s revenues from UPL programs will be adversely affected, because there may be fewer indigent, non-Medicaid patients for whom the Company provides services pursuant to UPL programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending, reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect the Company.

If we are unable to retain and negotiate favorable contracts with nongovernment payers, including managed care plans, our revenues may be reduced.

Our ability to obtain favorable contracts with nongovernment payers, including health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers accounted for 53%, 52% and 53% of our patient revenues for the quarter ended March 31, 2010 and the years ended December 31, 2009 and December 31, 2008, respectively. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, nongovernment payers increasingly may demand reduced fees. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

We have been and could become the subject of governmental investigations, claims and litigation.

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

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

As required by statute, CMS is in the process of implementing the RAC program on a nationwide basis. Under the program, CMS contracts with RACs to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Throughout 2010, MIC audits will continue to expand. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.

Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

Controls designed to reduce inpatient services may reduce our revenues.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by health plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

Our overall business results may suffer from the recent economic downturn.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face during periods of high unemployment include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergency health care procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

The industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

The Health Reform Law contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by the HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The Health Reform Law also requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, HHS will reduce inpatient hospital payments for all discharges by a percentage specified by statute ranging from 1% to 2% and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

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

At March 31, 2010, we were contesting before the Appeals Division of the Internal Revenue Service (“IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004 federal income tax returns for HCA and eight affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Six taxable periods of HCA and its predecessors ended in 1997 through 2002 and the 2002 taxable year of four affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division as of March 31, 2010.

The IRS completed its audit of HCA’s 2005 and 2006 federal income tax returns in April 2010. We will contest certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with this audit, including the timing of recognition of certain patient service revenues, before the IRS Appeals Division. We anticipate the IRS will begin an audit of the 2007, 2008 and 2009 federal income tax returns for HCA and one or more affiliated partnerships during 2010.

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

During the quarter ended March 31, 2010, HCA issued and sold 38,504 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $490,926 resulting in 20,514 net settled shares. HCA also issued and sold 12,156 shares of common stock in connection with the cash exercise of stock options for aggregate consideration of $154,989. These shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2010 through March 31, 2010.

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

January 1, 2010 through January 31, 2010	2,893	$87.99	—	$—
February 1, 2010 through February 28, 2010	18	$87.99	—	—
March 1, 2010 through March 31, 2010	43,443	$84.71	—	—

Total for First Quarter 2010	46,354	$84.92	—	$—

During the first quarter of 2010, we purchased 46,354 shares pursuant to the terms of the Management Stockholders Agreement and/or separation agreements and stock purchase agreements between former employees and the Company.

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

Date: May 7, 2010