Form 10-Q
period 2010-06-30
HCA INC/TN
filed 2010-08-11
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2010

Voting common stock, $.01 par value	94,640,800 shares

HCA INC.
Form 10-Q
June 30, 2010

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
 FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
Unaudited
(Dollars in millions)

	Quarter		Six Months
	2010	2009	2010	2009

Revenues	$7,756	$7,483	$15,300	$14,914

Salaries and benefits	3,076	2,944	6,148	5,867
Supplies	1,251	1,211	2,451	2,421
Other operating expenses	1,226	1,124	2,428	2,226
Provision for doubtful accounts	788	866	1,352	1,673
Equity in earnings of affiliates	(75)	(61)	(143)	(129)
Depreciation and amortization	355	360	710	713
Interest expense	530	506	1,046	977
Losses on sales of facilities	—	3	—	8
Impairments of long-lived assets	91	4	109	13

	7,242	6,957	14,101	13,769

Income before income taxes	514	526	1,199	1,145
Provision for income taxes	136	161	345	348

Net income	378	365	854	797
Net income attributable to noncontrolling interests	85	83	173	155

Net income attributable to HCA Inc.	$293	$282	$681	$642

Per share data:
Basic earnings per share	$3.09	$3.00	$7.20	$6.81
Diluted earnings per share	$3.01	$2.96	$7.03	$6.71
Shares used in earnings per share calculations (in thousands):
Basic	94,635	94,398	94,637	94,386
Diluted	97,026	95,721	96,868	95,720

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 Unaudited
(Dollars in millions)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$350	$312
Accounts receivable, less allowance for doubtful accounts of $4,516 and $4,860	3,769	3,692
Inventories	805	802
Deferred income taxes	1,126	1,192
Other	742	579

	6,792	6,577

Property and equipment, at cost	24,950	24,669
Accumulated depreciation	(13,798)	(13,242)

	11,152	11,427

Investments of insurance subsidiary	646	1,166
Investments in and advances to affiliates	870	853
Goodwill	2,583	2,577
Deferred loan costs	391	418
Other	986	1,113

	$23,420	$24,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,179	$1,460
Accrued salaries	927	849
Other accrued expenses	1,262	1,158
Long-term debt due within one year	1,029	846

	4,397	4,313

Long-term debt	25,769	24,824
Professional liability risks	1,029	1,057
Income taxes and other liabilities	1,589	1,768

Equity securities with contingent redemption rights	144	147

Stockholders’ deficit:
Common stock $0.01 par; authorized 125,000,000 shares; outstanding 94,638,800 shares in 2010 and 94,637,400 shares in 2009	1	1
Capital in excess of par value	312	226
Accumulated other comprehensive loss	(505)	(450)
Retained deficit	(10,333)	(8,763)

Stockholders’ deficit attributable to HCA Inc.	(10,525)	(8,986)
Noncontrolling interests	1,017	1,008

	(9,508)	(7,978)

	$23,420	$24,131

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
Unaudited
(Dollars in millions)

	2010	2009

Cash flows from operating activities:
Net income	$854	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,698)	(1,654)
Provision for doubtful accounts	1,352	1,673
Depreciation and amortization	710	713
Income taxes	(55)	(417)
Losses on sales of facilities	—	8
Impairments of long-lived assets	109	13
Amortization of deferred loan costs	40	40
Share-based compensation	16	14
Pay-in-kind interest	—	58
Other	23	29

Net cash provided by operating activities	1,351	1,274

Cash flows from investing activities:
Purchase of property and equipment	(536)	(619)
Acquisition of hospitals and health care entities	(31)	(41)
Disposition of hospitals and health care entities	25	29
Change in investments	502	71
Other	(11)	11

Net cash used in investing activities	(51)	(549)

Cash flows from financing activities:
Issuance of long-term debt	1,387	1,751
Net change in revolving credit facilities	1,329	(505)
Repayment of long-term debt	(1,529)	(1,782)
Distributions to noncontrolling interests	(176)	(159)
Payment of debt issuance costs	(25)	(45)
Payment of cash distributions to stockholders	(2,251)	—
Other	3	—

Net cash used in financing activities	(1,262)	(740)

Change in cash and cash equivalents	38	(15)
Cash and cash equivalents at beginning of period	312	465

Cash and cash equivalents at end of period	$350	$450

Interest payments	$973	$822
Income tax payments, net	$400	$765

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of, or funds sponsored by, Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (now BAML Capital Partners) (each a “Sponsor”), affiliates of Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”) and affiliates of HCA founder, Dr. Thomas F. Frist, Jr., (the “Frist Entities,” and together with the Sponsors and the Sponsor Assignees, the “Investors”) and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2010, these affiliates owned and operated 154 hospitals, 98 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this quarterly report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

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

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $44 million and $40 million for the quarters ended June 30, 2010 and 2009, respectively, and $82 million and $77 million for the six months ended June 30, 2010 and 2009, respectively. Operating results for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

Certain prior year amounts have been reclassified to conform to the current year presentation.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	INCOME TAXES

During the quarter ended June 30, 2010, we finalized a settlement with the Appeals Division of the Internal Revenue Service (“IRS”) resolving the deductibility of our 2003 government settlement payment and the timing of certain patient service revenues for 2003 and 2004.

The IRS completed its audit of our 2005 and 2006 federal income tax returns during the quarter ended June 30, 2010. We have submitted a protest contesting certain proposed adjustments, including the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. Eight taxable periods of HCA and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of June 30, 2010. We expect the IRS Examination Division will begin an audit of the 2007, 2008 and 2009 federal income tax returns for HCA and one or more HCA affiliated partnerships during 2010.

Our liability for unrecognized tax benefits was $361 million, including accrued interest of $78 million as of June 30, 2010 ($628 million and $156 million, respectively, as of December 31, 2009). The reduction in our liability for unrecognized tax benefits was principally based on the resolution with taxing authorities of tax positions taken in prior years. Unrecognized tax benefits of $152 million ($236 million as of December 31, 2009) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $49 million ($77 million as of December 31, 2009) related to deductible interest and state income taxes. The provision for income taxes reflects $59 million and $14 million ($37 million and $9 million, respectively, net of tax) reductions in interest expense related to taxing authority examinations for the quarters ended June 30, 2010 and 2009, respectively, and $74 million and $34 million ($47 million and $22 million, respectively, net of tax) reductions in interest expense related to taxing authority examinations for the six months ended June 30, 2010 and 2009, respectively.

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

NOTE 3 —	EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2010 and 2009 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Six Months
	2010	2009	2010	2009

Net income attributable to HCA Inc.	$293	$282	$681	$642

Weighted average common shares outstanding	94,635	94,398	94,637	94,386
Effect of dilutive stock options	2,391	1,323	2,231	1,334

Shares used for diluted earnings per share	97,026	95,721	96,868	95,720

Earnings per share:
Basic earnings per share	$3.09	$3.00	$7.20	$6.81
Diluted earnings per share	$3.01	$2.96	$7.03	$6.71

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at June 30, 2010 and December 31, 2009 follows (dollars in millions):

	June 30, 2010
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$302	$16	$—	$318
Auction rate securities	296	—	(5)	291
Asset-backed securities	29	—	(1)	28
Money market funds	142	—	—	142

	769	16	(6)	779
Equity securities	8	1	(1)	8

	$777	$17	$(7)	787

Amounts classified as current assets				(141)

Investment carrying value				$646

	December 31, 2009
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$668	$30	$(3)	$695
Auction rate securities	401	—	(5)	396
Asset-backed securities	43	—	(1)	42
Money market funds	176	—	—	176

	1,288	30	(9)	1,309
Equity securities	8	1	(2)	7

	$1,296	$31	$(11)	1,316

Amounts classified as current assets				(150)

Investment carrying value				$1,166

At June 30, 2010 and December 31, 2009, the investments of our insurance subsidiary were classified as “available-for-sale.” During the quarter ended June 30, 2010, investments in debt securities were reduced as a result of the insurance subsidiary distributing $500 million of excess capital to the Company. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At June 30, 2010 and December 31, 2009, $93 million and $100 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

Scheduled maturities of investments in debt securities at June 30, 2010 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$164	$165
Due after one year through five years	138	144
Due after five years through ten years	119	127
Due after ten years	23	24

	444	460
Auction rate securities	296	291
Asset-backed securities	29	28

	$769	$779

The average expected maturity of the investments in debt securities at June 30, 2010 was 3.0 years, compared to the average scheduled maturity of 12.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected maturities for our auction rate and asset-backed securities at June 30, 2010 were 4.3 years and 6.1 years, respectively, compared to average scheduled maturities of 25.0 years and 26.1 years, respectively.

NOTE 5 —	LONG-TERM DEBT

A summary of long-term debt at June 30, 2010 and December 31, 2009, including related interest rates at June 30, 2010, follows (dollars in millions):

	June 30,	December 31,
	2010	2009

Senior secured asset-based revolving credit facility (effective interest rate of 1.9%)	$1,875	$715
Senior secured revolving credit facility (effective interest rate of 2.1%)	169	—
Senior secured term loan facilities (effective interest rate of 6.9%)	7,551	8,987
Senior secured first lien notes (effective interest rate of 8.4%)	4,072	2,682
Other senior secured debt (effective interest rate of 6.8%)	342	362

First lien debt	14,009	12,746

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,501	4,500
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,578

Second lien debt	6,079	6,078

Senior unsecured notes (effective interest rate of 7.1%)	6,710	6,846

Total debt (average life of six years, rates averaging 7.5%)	26,798	25,670
Less amounts due within one year	1,029	846

	$25,769	$24,824

During March 2010, we issued $1.400 billion aggregate principal amount of 7 1/4% senior secured first lien notes due 2020 at a price of 99.095% of their face value, resulting in $1.387 billion of gross proceeds. After the

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	LONG-TERM DEBT (continued)

payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

NOTE 6 —	FINANCIAL INSTRUMENTS

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2010 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swaps	$7,100	November 2011	$(390)
Pay-fixed interest rate swaps (starting November 2011)	2,000	December 2016	(118)

Certain of our interest rate swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our interest rate swap agreements, which were not designated as hedges, at June 30, 2010 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swap	$500	March 2011	$(9)
Pay-variable interest rate swap	500	March 2011	(1)
Pay-fixed interest rate swap	900	November 2011	(48)
Pay-variable interest rate swap	900	November 2011	1

During the next 12 months, we estimate $350 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	FINANCIAL INSTRUMENTS (continued)

Cross Currency Swaps (continued)

Certain of our cross currency swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement which was not designated as a hedge at June 30, 2010 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Euro — United States Dollar currency swap	351 Euro	December 2011	$—

The following table sets forth our cross currency swap agreements, which have been designated as cash flow hedges, at June 30, 2010 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

GBP — United States Dollar currency swaps	100 GBP	November 2010	$(26)

Derivatives— Results of Operations

The following tables present the effect on our results of operations of our interest rate and cross currency swaps for the six months ended June 30, 2010 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$142	Interest expense	$188
Cross currency swaps	8	Interest expense	1

	$150		$189

	Location of Loss	Amount of Loss
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Interest rate swaps	Other operating expense	$1
Cross currency swap	Other operating expense	79

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2010, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2010, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $628 million.

NOTE 7 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

ASC 820 emphasizes fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions market participants would

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

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

Our wholly-owned insurance subsidiary had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $291 million ($296 million par value) at June 30, 2010. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2009 and the first six months of 2010, certain issuers and their broker/dealers redeemed or repurchased $172 million and $105 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives at June 30, 2010. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy at June 30, 2010.

Fair Value Summary

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary:
Debt securities:
States and municipalities	$318	$—	$318	$—
Auction rate securities	291	—	—	291
Asset-backed securities	28	—	28	—
Money market funds	142	142	—	—

	779	142	346	291
Equity securities	8	1	5	2

Investments of insurance subsidiary	787	143	351	293
Less amounts classified as current assets	(141)	(141)	—	—

	$646	$2	$351	$293

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$565	—	$565	$—
Cross currency swaps (Income taxes and other liabilities)	26	—	26	—

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiary, which have fair value measurements based on significant unobservable inputs (Level 3), during the six months ended June 30, 2010 (dollars in millions):

Asset balances at December 31, 2009	$397
Unrealized gains included in other comprehensive income	1
Settlements	(105)

Asset balances at June 30, 2010	$293

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Fair Value Summary (continued)

The estimated fair value of our long-term debt was $26.554 billion and $25.659 billion at June 30, 2010 and December 31, 2009, respectively, compared to carrying amounts aggregating $26.798 billion and $25.670 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 —	CONTINGENCIES

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

NOTE 9 —	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2010 and 2009 are only attributable to HCA Inc. and are as follows (dollars in millions):

	Quarter		Six Months
	2010	2009	2010	2009

Net income attributable to HCA Inc.	$293	$282	$681	$642
Change in fair value of derivative instruments	(14)	62	(26)	54
Change in fair value of available-for-sale securities	(8)	11	(7)	15
Foreign currency translation adjustments	(6)	34	(27)	32
Defined benefit plans	2	3	5	5

Comprehensive income	$267	$392	$626	$748

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	June 30,	December 31,
	2010	2009

Change in fair value of derivative instruments	$(381)	$(355)
Change in fair value of available-for-sale securities	7	14
Foreign currency translation adjustments	(30)	(3)
Defined benefit plans	(101)	(106)

Accumulated other comprehensive loss	$(505)	$(450)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE (continued)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Inc. and changes in equity attributable to noncontrolling interests are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Inc.
			Capital in	Accumulated		Equity
	Common Stock		Excess of	Other		Attributable to
	Shares	Par	Par	Comprehensive	Retained	Noncontrolling
	(000)	Value	Value	Loss	Deficit	Interests	Total

Balances, December 31, 2009	94,637	$1	$226	$(450)	$(8,763)	$1,008	$(7,978)
Net income	—	—	—	—	681	173	854
Other comprehensive loss	—	—	—	(55)	—	—	(55)
Distributions	—	—	—	—	(2,251)	(176)	(2,427)
Share-based benefit plans	2	—	59	—	—	—	59
Other	—	—	27	—	—	12	39

Balances, June 30, 2010	94,639	$1	$312	$(505)	$(10,333)	$1,017	$(9,508)

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

On May 5, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $5.00 per share and vested stock option, or $500 million in the aggregate. The distribution was paid on May 14, 2010 to holders of record on May 6, 2010. The distribution was funded using funds available under our existing senior secured credit facilities. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received a $5.00 per share reduction to the exercise price of their share-based awards.

On May 5, 2010, our Board of Directors granted approval for the Company to file with the Securities and Exchange Commission a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. We filed the Form S-1 on May 7, 2010. We intend to use the anticipated net proceeds to repay certain of our existing indebtedness, as will be determined prior to our offering, and for general corporate purposes. Upon completion of the offering and in connection with our termination of the management agreement we have with affiliates of the Investors, we will be required to pay a termination fee based upon the net present value of our future obligations under the management agreement.

NOTE 10 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended June 30, 2010 and 2009, approximately 24% and 23%, respectively, of our patient revenues related to patients participating in the fee-for-service Medicare program. During each of the six months ended June 30, 2010 and 2009, approximately 24% of our patient revenues related to patients participating in the fee-for-service Medicare program.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses on sales of facilities, impairments of long-lived assets, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2010 and 2009 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2010	2009	2010	2009

Revenues:
Central Group	$1,836	$1,805	$3,600	$3,608
Eastern Group	2,273	2,181	4,506	4,456
Western Group	3,402	3,278	6,710	6,429
Corporate and other	245	219	484	421

	$7,756	$7,483	$15,300	$14,914

Equity in earnings of affiliates:
Central Group	$—	$(1)	$(1)	$(2)
Eastern Group	—	(1)	(1)	(1)
Western Group	(73)	(59)	(140)	(126)
Corporate and other	(2)	—	(1)	—

	$(75)	$(61)	$(143)	$(129)

Adjusted segment EBITDA:
Central Group	$324	$344	$666	$695
Eastern Group	392	340	832	773
Western Group	778	712	1,569	1,445
Corporate and other	(4)	3	(3)	(57)

	$1,490	$1,399	$3,064	$2,856

Depreciation and amortization:
Central Group	$90	$88	$177	$176
Eastern Group	89	93	180	183
Western Group	143	146	287	290
Corporate and other	33	33	66	64

	$355	$360	$710	$713

Adjusted segment EBITDA	$1,490	$1,399	$3,064	$2,856
Depreciation and amortization	355	360	710	713
Interest expense	530	506	1,046	977
Losses on sales of facilities	—	3	—	8
Impairments of long-lived assets	91	4	109	13

Income before income taxes	$514	$526	$1,199	$1,145

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS OF LONG-LIVED ASSETS

During the six months ended June 30, 2010 and 2009, we paid $31 million and $41 million, respectively, to acquire nonhospital health care entities.

During the six months ended June 30, 2010, we received proceeds of $25 million related to sales of real estate investments and the proceeds were equal to the carrying amounts. During the quarter ended June 30, 2009, we recognized a net pretax loss of $3 million related to sales of hospital facilities and other investments. During the six months ended June 30, 2009, we received proceeds of $29 million and recognized a net pretax loss of $8 million related to sales of hospital facilities and other investments.

During the quarter ended June 30, 2010, we recorded impairments of long-lived assets of $91 million, comprised of impairment charges of $56 million related to revised, reduced projections of future expected cash flows for a hospital facility in our Central Group and $35 million for capitalized engineering and design costs in our Corporate and Other Group related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. During the six months ended June 30, 2010, we recorded impairments of long-lived assets of $109 million, including the second quarter 2010 charges of $91 million and the first quarter 2010 impairment charges of $18 million to adjust the carrying values of real estate and other investments in our Eastern, Western and Corporate and Other Groups to estimated fair value. During the quarter and six months ended June 30, 2009, we recorded charges of $4 million and $13 million, respectively, to adjust the carrying values of certain real estate investments in our Central Group to estimated fair value.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Our summarized condensed consolidating balance sheets at June 30, 2010 and December 31, 2009, condensed consolidating statements of income for the quarters and six months ended June 30, 2010 and 2009 and condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,479	$3,277	$—	$7,756

Salaries and benefits	—	1,809	1,267	—	3,076
Supplies	—	724	527	—	1,251
Other operating expenses	1	665	560	—	1,226
Provision for doubtful accounts	—	499	289	—	788
Equity in earnings of affiliates	(745)	(28)	(47)	745	(75)
Depreciation and amortization	—	197	158	—	355
Interest expense	668	(122)	(16)	—	530
Impairments of long-lived assets	—	38	53	—	91
Management fees	—	(120)	120	—	—

	(76)	3,662	2,911	745	7,242

Income before income taxes	76	817	366	(745)	514
Provision for income taxes	(217)	259	94	—	136

Net income	293	558	272	(745)	378
Net income attributable to noncontrolling interests	—	14	71	—	85

Net income attributable to HCA Inc.	$293	$544	$201	$(745)	$293

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,420	$3,063	$—	$7,483

Salaries and benefits	—	1,760	1,184	—	2,944
Supplies	—	712	499	—	1,211
Other operating expenses	7	619	498	—	1,124
Provision for doubtful accounts	—	546	320	—	866
Equity in earnings of affiliates	(674)	(24)	(37)	674	(61)
Depreciation and amortization	—	200	160	—	360
Interest expense	583	(70)	(7)	—	506
Losses (gains) on sales of facilities	—	5	(2)	—	3
Impairments of long-lived assets	—	4	—	—	4
Management fees	—	(115)	115	—	—

	(84)	3,637	2,730	674	6,957

Income before income taxes	84	783	333	(674)	526
Provision for income taxes	(198)	273	86	—	161

Net income	282	510	247	(674)	365
Net income attributable to noncontrolling interests	—	12	71	—	83

Net income attributable to HCA Inc.	$282	$498	$176	$(674)	$282

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$8,853	$6,447	$—	$15,300

Salaries and benefits	—	3,635	2,513	—	6,148
Supplies	—	1,414	1,037	—	2,451
Other operating expenses	3	1,303	1,122	—	2,428
Provision for doubtful accounts	—	857	495	—	1,352
Equity in earnings of affiliates	(1,556)	(55)	(88)	1,556	(143)
Depreciation and amortization	—	392	318	—	710
Interest expense	1,316	(237)	(33)	—	1,046
Impairments of long-lived assets	—	53	56	—	109
Management fees	—	(238)	238	—	—

	(237)	7,124	5,658	1,556	14,101

Income before income taxes	237	1,729	789	(1,556)	1,199
Provision for income taxes	(444)	572	217	—	345

Net income	681	1,157	572	(1,556)	854
Net income attributable to noncontrolling interests	—	29	144	—	173

Net income attributable to HCA Inc.	$681	$1,128	$428	$(1,556)	$681

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$8,813	$6,101	$—	$14,914

Salaries and benefits	—	3,515	2,352	—	5,867
Supplies	—	1,433	988	—	2,421
Other operating expenses	12	1,236	978	—	2,226
Provision for doubtful accounts	—	1,054	619	—	1,673
Equity in earnings of affiliates	(1,379)	(48)	(81)	1,379	(129)
Depreciation and amortization	—	396	317	—	713
Interest expense	1,125	(136)	(12)	—	977
Losses on sales of facilities	—	6	2	—	8
Impairments of long-lived assets	—	13	—	—	13
Management fees	—	(231)	231	—	—

	(242)	7,238	5,394	1,379	13,769

Income before income taxes	242	1,575	707	(1,379)	1,145
Provision for income taxes	(400)	543	205	—	348

Net income	642	1,032	502	(1,379)	797
Net income attributable to noncontrolling interests	—	26	129	—	155

Net income attributable to HCA Inc.	$642	$1,006	$373	$(1,379)	$642

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$108	$242	$—	$350
Accounts receivable, net	—	2,170	1,599	—	3,769
Inventories	—	488	317	—	805
Deferred income taxes	1,126	—	—	—	1,126
Other	93	195	454	—	742

	1,219	2,961	2,612	—	6,792

Property and equipment, net	—	6,826	4,326	—	11,152
Investments of insurance subsidiary	—	—	646	—	646
Investments in and advances to affiliates	—	247	623	—	870
Goodwill	—	1,635	948	—	2,583
Deferred loan costs	391	—	—	—	391
Investments in and advances to subsidiaries	23,386	—	—	(23,386)	—
Other	857	16	113	—	986

	$25,853	$11,685	$9,268	$(23,386)	$23,420

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$710	$469	$—	$1,179
Accrued salaries	—	590	337	—	927
Other accrued expenses	313	300	649	—	1,262
Long-term debt due within one year	989	10	30	—	1,029

	1,302	1,610	1,485	—	4,397

Long-term debt	25,363	106	300	—	25,769
Intercompany balances	8,586	(11,498)	2,912	—	—
Professional liability risks	—	—	1,029	—	1,029
Income taxes and other liabilities	983	435	171	—	1,589

	36,234	(9,347)	5,897	—	32,784
Equity securities with contingent redemption rights	144	—	—	—	144

Stockholders’ (deficit) equity attributable to HCA Inc.	(10,525)	20,915	2,471	(23,386)	(10,525)
Noncontrolling interests	—	117	900	—	1,017

	(10,525)	21,032	3,371	(23,386)	(9,508)

	$25,853	$11,685	$9,268	$(23,386)	$23,420

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$95	$217	$—	$312
Accounts receivable, net	—	2,135	1,557	—	3,692
Inventories	—	489	313	—	802
Deferred income taxes	1,192	—	—	—	1,192
Other	81	148	350	—	579

	1,273	2,867	2,437	—	6,577

Property and equipment, net	—	7,034	4,393	—	11,427
Investments of insurance subsidiary	—	—	1,166	—	1,166
Investments in and advances to affiliates	—	244	609	—	853
Goodwill	—	1,641	936	—	2,577
Deferred loan costs	418	—	—	—	418
Investments in and advances to subsidiaries	21,830	—	—	(21,830)	—
Other	963	19	131	—	1,113

	$24,484	$11,805	$9,672	$(21,830)	$24,131

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$908	$552	$—	$1,460
Accrued salaries	—	542	307	—	849
Other accrued expenses	282	293	583	—	1,158
Long-term debt due within one year	802	9	35	—	846

	1,084	1,752	1,477	—	4,313

Long-term debt	24,427	103	294	—	24,824
Intercompany balances	6,636	(10,387)	3,751	—	—
Professional liability risks	—	—	1,057	—	1,057
Income taxes and other liabilities	1,176	421	171	—	1,768

	33,323	(8,111)	6,750	—	31,962
Equity securities with contingent redemption rights	147	—	—	—	147

Stockholders’ (deficit) equity attributable to HCA Inc.	(8,986)	19,787	2,043	(21,830)	(8,986)
Noncontrolling interests	—	129	879	—	1,008

	(8,986)	19,916	2,922	(21,830)	(7,978)

	$24,484	$11,805	$9,672	$(21,830)	$24,131

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$681	$1,157	$572	$(1,556)	$854
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities	31	(1,057)	(672)	—	(1,698)
Provision for doubtful accounts	—	857	495	—	1,352
Depreciation and amortization	—	392	318	—	710
Income taxes	(55)	—	—	—	(55)
Impairments of long-lived assets	—	48	61	—	109
Amortization of deferred loan costs	40	—	—	—	40
Share-based compensation	16	—	—	—	16
Equity in earnings of affiliates	(1,556)	—	—	1,556	—
Other	23	—	—	—	23

Net cash (used in) provided by operating activities	(820)	1,397	774	—	1,351

Cash flows from investing activities:
Purchase of property and equipment	—	(225)	(311)	—	(536)
Acquisition of hospitals and health care entities	—	(21)	(10)	—	(31)
Disposition of hospitals and health care entities	—	24	1	—	25
Change in investments	—	10	492	—	502
Other	—	(1)	(10)	—	(11)

Net cash (used in) provided by investing activities	—	(213)	162	—	(51)

Cash flows from financing activities:
Issuance of long-term debt	1,387	—	—	—	1,387
Net change in revolving credit facilities	1,329	—	—	—	1,329
Repayment of long-term debt	(1,508)	(11)	(10)	—	(1,529)
Distributions to noncontrolling interests	—	(41)	(135)	—	(176)
Changes in intercompany balances with affiliates, net	1,893	(1,119)	(774)	—	—
Payment of debt issuance costs	(25)	—	—	—	(25)
Payment of cash distributions to stockholders	(2,251)	—	—	—	(2,251)
Other	(5)	—	8	—	3

Net cash provided by (used in) financing activities	820	(1,171)	(911)	—	(1,262)

Change in cash and cash equivalents	—	13	25	—	38
Cash and cash equivalents at beginning of period	—	95	217	—	312

Cash and cash equivalents at end of period	$—	$108	$242	$—	$350

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$642	$1,032	$502	$(1,379)	$797
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities	50	(1,057)	(647)	—	(1,654)
Provision for doubtful accounts	—	1,054	619	—	1,673
Depreciation and amortization	—	396	317	—	713
Income taxes	(417)	—	—	—	(417)
Losses on sales of facilities	—	6	2	—	8
Impairments of long-lived assets	—	13	—	—	13
Amortization of deferred loan costs	40	—	—	—	40
Share-based compensation	14	—	—	—	14
Pay-in-kind interest	58	—	—	—	58
Equity in earnings of affiliates	(1,379)	—	—	1,379	—
Other	23	16	(10)	—	29

Net cash (used in) provided by operating activities	(969)	1,460	783	—	1,274

Cash flows from investing activities:
Purchase of property and equipment	—	(344)	(275)	—	(619)
Acquisition of hospitals and health care entities	—	(38)	(3)	—	(41)
Disposition of hospitals and health care entities	—	18	11	—	29
Change in investments	—	(2)	73	—	71
Other	—	(17)	28	—	11

Net cash used in investing activities	—	(383)	(166)	—	(549)

Cash flows from financing activities:
Issuance of long-term debt	1,751	—	—	—	1,751
Net change in revolving bank credit facility	(505)	—	—	—	(505)
Repayment of long-term debt	(1,739)	(6)	(37)	—	(1,782)
Distributions to noncontrolling interests	—	(50)	(109)	—	(159)
Changes in intercompany balances with affiliates, net	1,507	(1,064)	(443)	—	—
Payment of debt issuance costs	(45)	—	—	—	(45)

Net cash provided by (used in) financing activities	969	(1,120)	(589)	—	(740)

Change in cash and cash equivalents	—	(43)	28	—	(15)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$91	$359	$—	$450

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “should,” “seek,” “approximately,” “intend,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization and the ability to refinance such indebtedness on acceptable terms, (3) the effects related to the enactment of the Health Reform Law and the possible enactment of additional federal or state health care reform and changes in federal, state or local laws or regulations affecting the health care industry, (4) increases in the amount and risk of collectibility of uninsured accounts, and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in revenue mix, including potential declines in the population covered under managed care agreements, and the ability to enter into and renew managed care provider agreements on acceptable terms, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures of assets, which may result in charges, and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential liabilities and other claims that may be asserted against us, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Health Care Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), which was signed into law on March 23, 2010, will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. For a more detailed discussion of the Health Reform Law and its potential impact on the Company, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Health Care Reform” in our Form 10-Q for the quarter ended March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2010 Operations Summary

Net income attributable to HCA Inc. totaled $293 million for the quarter ended June 30, 2010, compared to $282 million for the quarter ended June 30, 2009. Revenues increased to $7.756 billion in the second quarter of 2010 from $7.483 billion in the second quarter of 2009. Second quarter 2010 results include impairments of long-lived assets of $91 million. Second quarter 2009 results include losses on sales of facilities of $3 million and impairments of long-lived assets of $4 million.

Revenues increased 3.7% on a consolidated basis and increased 3.8% on a same facility basis for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. The increase in consolidated revenues can be attributed to the combined impact of a 2.3% increase in revenue per equivalent admission and a 1.3% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 1.6% increase in same facility equivalent admissions.

During the quarter ended June 30, 2010, consolidated admissions and same facility admissions declined 0.6% and 0.3%, respectively, compared to the quarter ended June 30, 2009. Inpatient surgeries declined 2.1% on both a consolidated basis and a same facility basis during the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009. Outpatient surgeries declined 0.8% on a consolidated basis and declined 0.9% on a same facility basis during the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009. Emergency department visits increased 2.7% on a consolidated basis and increased 2.8% on a same facility basis during the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009.

For the quarter ended June 30, 2010, the provision for doubtful accounts declined $78 million to 10.2% of revenues, from 11.6% of revenues for the quarter ended June 30, 2009. The self-pay revenue deductions for charity care and uninsured discounts increased $13 million and $467 million (we increased our uninsured discount percentages during August 2009), respectively, during the second quarter of 2010, compared to the second quarter of 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 26.1% for the second quarter of 2010, compared to 23.7% for the second quarter of 2009. Same facility uninsured admissions increased 2.1% and same facility uninsured emergency room visits increased 1.7% for the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009.

The increases in the self-pay revenue deductions result in reductions to both the provision for doubtful accounts and revenues, and were the primary contributing factors to the lower growth rates we experienced in revenues and revenue per equivalent admission during the quarter ended June 30, 2010.

Interest expense increased $24 million to $530 million for the quarter ended June 30, 2010, from $506 million for the quarter ended June 30, 2009. The additional interest expense was due to small increases in both the average debt balance and the average effective interest rate.

Cash flows from operating activities declined $209 million, from $659 million for the second quarter of 2009 to $450 million for the second quarter of 2010. The decline related primarily to changes in working capital items.

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

Revenues increased 3.7% from $7.483 billion in the second quarter of 2009 to $7.756 billion in the second quarter of 2010. The increase in consolidated revenues can be attributed to the combined impact of a 2.3% increase in revenue per equivalent admission and a 1.3% increase in equivalent admissions. Same facility revenues increased 3.8% from $7.412 billion in the second quarter of 2009 to $7.691 billion in the second quarter of 2010. The increase in same facility revenues can be attributed to the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 1.6% increase in same facility equivalent admissions. The increases in the self-pay revenue deductions (charity care and uninsured discounts) result in reductions to both the provision for doubtful accounts and revenues, and were the primary contributing factors to the lower growth rates we experienced in revenues and revenue per equivalent admission during the quarter ended June 30, 2010.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view these revenue deductions and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the quarters and the six months ended June 30, 2010 and 2009, follows (dollars in millions):

	Quarter		Six Months
	2010	2009	2010	2009

Provision for doubtful accounts	$788	$866	$1,352	$1,673
Uninsured discounts	1,072	605	2,107	1,222
Charity care	598	585	1,144	1,076

Totals	$2,458	$2,056	$4,603	$3,971

Consolidated admissions and same facility admissions declined 0.6% and 0.3%, respectively, in the second quarter of 2010, compared to the second quarter of 2009. Consolidated outpatient surgeries declined 0.8% and same facility outpatient surgeries declined 0.9% in the second quarter of 2010, compared to the second quarter of 2009. Consolidated and same facility inpatient surgeries each declined 2.1% in the second quarter of 2010, compared to the second quarter of 2009. Emergency department visits increased 2.7% on a consolidated basis and increased 2.8% on a same facility basis during the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009.

Same facility uninsured admissions increased by 527 admissions, or 2.1%, in the second quarter of 2010, compared to the second quarter of 2009. Same facility uninsured admissions increased by 6.8% in the first quarter of 2010, compared to the first quarter of 2009. Same facility uninsured admissions in 2009, compared to 2008, increased 0.2% in the fourth quarter of 2009, increased 8.2% in the third quarter of 2009, increased 10.4% in the second quarter of 2009 and declined 0.1% in the first quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2010 and 2009 are set forth in the following table.

	Quarter		Six Months
	2010	2009	2010	2009

Medicare	34%	34%	35%	35%
Managed Medicare	10	10	10	10
Medicaid	9	9	9	9
Managed Medicaid	7	7	7	7
Managed care and other insurers	33	33	32	33
Uninsured	7	7	7	6

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2010 and 2009 are set forth in the following table.

	Quarter		Six Months
	2010	2009	2010	2009

Medicare	31%	32%	32%	32%
Managed Medicare	9	9	9	8
Medicaid	9	7	9	7
Managed Medicaid	4	4	4	4
Managed care and other insurers	43	43	43	45
Uninsured	4	5	3	4

	100%	100%	100%	100%

At June 30, 2010, we had 72 hospitals in the states of Texas and Florida. During the second quarter of 2010, 57% of our admissions and 52% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 62% of our uninsured admissions during the second quarter of 2010.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $167 million and $98 million during the second quarters of 2010 and 2009, respectively, and $336 million and $161 million during the first six months of 2010 and 2009, respectively, of Medicaid supplemental payments pursuant to UPL programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters and six months ended June 30, 2010 and 2009 (dollars in millions):

	Quarter
	2010		2009
	Amount	Ratio	Amount	Ratio

Revenues	$7,756	100.0	$7,483	100.0

Salaries and benefits	3,076	39.6	2,944	39.3
Supplies	1,251	16.1	1,211	16.2
Other operating expenses	1,226	15.9	1,124	15.0
Provision for doubtful accounts	788	10.2	866	11.6
Equity in earnings of affiliates	(75)	(1.0)	(61)	(0.8)
Depreciation and amortization	355	4.6	360	4.8
Interest expense	530	6.8	506	6.8
Losses on sales of facilities	—	—	3	—
Impairments of long-lived assets	91	1.2	4	0.1

	7,242	93.4	6,957	93.0

Income before income taxes	514	6.6	526	7.0
Provision for income taxes	136	1.7	161	2.1

Net income	378	4.9	365	4.9
Net income attributable to noncontrolling interests	85	1.1	83	1.1

Net income attributable to HCA Inc.	$293	3.8	$282	3.8

% changes from prior year:
Revenues	3.7%		7.2%
Income before income taxes	(2.2)		123.6
Net income attributable to HCA Inc.	3.4		100.9
Admissions(a)	(0.6)		1.2
Equivalent admissions(b)	1.3		3.8
Revenue per equivalent admission	2.3		3.3
Same facility % changes from prior year(c):
Revenues	3.8		7.6
Admissions(a)	(0.3)		1.9
Equivalent admissions(b)	1.6		4.4
Revenue per equivalent admission	2.2		3.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2010		2009
	Amount	Ratio	Amount	Ratio

Revenues	$15,300	100.0	$14,914	100.0

Salaries and benefits	6,148	40.2	5,867	39.3
Supplies	2,451	16.0	2,421	16.2
Other operating expenses	2,428	15.9	2,226	15.1
Provision for doubtful accounts	1,352	8.8	1,673	11.2
Equity in earnings of affiliates	(143)	(0.9)	(129)	(0.9)
Depreciation and amortization	710	4.7	713	4.7
Interest expense	1,046	6.8	977	6.5
Losses on sales of facilities	—	—	8	0.1
Impairments of long-lived assets	109	0.7	13	0.1

	14,101	92.2	13,769	92.3

Income before income taxes	1,199	7.8	1,145	7.7
Provision for income taxes	345	2.2	348	2.4

Net income	854	5.6	797	5.3
Net income attributable to noncontrolling interests	173	1.1	155	1.0

Net income attributable to HCA Inc.	$681	4.5	$642	4.3

% changes from prior year:
Revenues	2.6%		5.7%
Income before income taxes	4.7		97.8
Net income attributable to HCA Inc.	6.0		106.7
Admissions(a)	0.1		(0.1)
Equivalent admissions(b)	1.1		2.6
Revenue per equivalent admission	1.5		3.0
Same facility % changes from prior year(c):
Revenues	2.7		6.1
Admissions(a)	0.3		0.5
Equivalent admissions(b)	1.3		3.2
Revenue per equivalent admission	1.3		2.8

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures
Operating Measures on a Cash Revenues Basis
(Dollars in millions)

The results from operations presented on a cash revenues basis for the quarters and six months ended June 30, 2010 and 2009 follow:

	Quarter
	2010			2009
		Non-GAAP % of	GAAP % of		Non-GAAP % of	GAAP % of
		Cash Revenues	Revenues		Cash Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$7,756		100.0	$7,483		100.0
Provision for doubtful accounts	788			866

Cash revenues(a)	6,968	100.0		6,617	100.0

Salaries and benefits	3,076	44.1	39.6	2,944	44.5	39.3
Supplies	1,251	17.9	16.1	1,211	18.3	16.2
Other operating expenses	1,226	17.7	15.9	1,124	17.0	15.0
% changes from prior year:
Revenues	3.7%
Cash revenues	5.3
Revenue per equivalent admission	2.3
Cash revenue per equivalent admission	4.0

	Six Months
	2010			2009
		Non-GAAP % of	GAAP % of		Non-GAAP % of	GAAP % of
		Cash Revenues	Revenues		Cash Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$15,300		100.0	$14,914		100.0
Provision for doubtful accounts	1,352			1,673

Cash revenues(a)	13,948	100.0		13,241	100.0

Salaries and benefits	6,148	44.1	40.2	5,867	44.3	39.3
Supplies	2,451	17.6	16.0	2,421	18.3	16.2
Other operating expenses	2,428	17.3	15.9	2,226	16.8	15.1
% changes from prior year:
Revenues	2.6%
Cash revenues	5.3
Revenue per equivalent admission	1.5
Cash revenue per equivalent admission	4.2

(a)	Cash revenues is defined as reported revenues less the provision for doubtful accounts. We use cash revenues as an analytical indicator for purposes of assessing the effect of uninsured patient volumes, adjusted for the effect of both the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and the provision for doubtful accounts (which relates primarily to uninsured accounts), on our revenues and certain operating expenses, as a percentage of cash revenues. Variations in the revenue deductions related to uninsured accounts generally have the inverse effect on the provision for doubtful accounts. We increased our uninsured discount percentages during August 2009 and the resulting effects, for the second quarter and first six months of 2010, were an increase in uninsured discounts of $467 million and $885 million, respectively, and a decline in the provision for doubtful accounts of $78 million and $321 million, respectively, compared to the same periods for 2009. Cash revenues is commonly used as an analytical indicator within the health care industry. Cash revenues should not be considered as a measure of financial performance under generally accepted accounting principles. Because cash revenues is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, cash revenues, as presented, may not be comparable to other similarly titled measures of other health care companies.

(b)	Salaries and benefits, supplies and other operating expenses, as a percentage of cash revenues (a non-GAAP financial measure), present the impact on these ratios due to the adjustment of deducting the provision for doubtful accounts from reported revenues and results in these ratios being non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare certain operating expense categories as a percentage of cash revenues. Management finds this information useful to evaluate certain expense category trends without the influence of whether adjustments related to revenues for uninsured accounts are recorded as revenue adjustments (charity care and uninsured discounts) or operating expenses (provision for doubtful accounts), and thus the expense category trends are generally analyzed as a percentage of cash revenues. These non-GAAP financial measures should not be considered alternatives to GAAP financial measures. We believe this supplemental information provides management and the users of our financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2010 and 2009

Net income attributable to HCA Inc. totaled $293 million for the second quarter of 2010 compared to $282 million for the second quarter of 2009. Revenues increased 3.7% due to the combined impact of revenue per equivalent admission growth of 2.3% and an increase of 1.3% in equivalent admissions for the second quarter of 2010 compared to the second quarter of 2009. Cash revenues (reported revenues less the provision for doubtful accounts) increased 5.3% for the second quarter of 2010 compared to the second quarter of 2009.

For the second quarter of 2010, consolidated admissions and same facility admissions declined 0.6% and 0.3%, respectively, compared to the second quarter of 2009. Outpatient surgical volumes declined 0.8% on a consolidated basis and declined 0.9% on a same facility basis during the second quarter of 2010, compared to the second quarter of 2009. Consolidated and same facility inpatient surgeries each declined 2.1% in the second quarter of 2010, compared to the second quarter of 2009. Emergency department visits increased 2.7% on a consolidated basis and increased 2.8% on a same facility basis during the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009.

Salaries and benefits, as a percentage of revenues, were 39.6% in the second quarter of 2010 and 39.3% in the second quarter of 2009. Salaries and benefits, as a percentage of cash revenues, were 44.1% in the second quarter of 2010 and 44.5% in the second quarter of 2009. Salaries and benefits per equivalent admission increased 3.1% in the second quarter of 2010 compared to the second quarter of 2009. Same facility labor rate increases averaged 3.1% for the second quarter of 2010 compared to the second quarter of 2009.

Supplies, as a percentage of revenues, were 16.1% in the second quarter of 2010 and 16.2% in the second quarter of 2009. Supplies, as a percentage of cash revenues, were 17.9% in the second quarter of 2010 and 18.3% in the second quarter of 2009. Supply cost per equivalent admission increased 2.0% in the second quarter of 2010 compared to the second quarter of 2009. Supply costs per equivalent admission increased 3.0% for medical devices and 3.5% for general medical and surgical items and declined 4.0% for blood products in the second quarter of 2010 compared to the second quarter of 2009.

Other operating expenses, as a percentage of revenues, increased to 15.9% in the second quarter of 2010 compared to 15.0% in the second quarter of 2009. Other operating expenses, as a percentage of cash revenues, increased to 17.7% in the second quarter of 2010 compared to 17.0% in the second quarter of 2009. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses includes $91 million and $49 million of indigent care costs in certain Texas markets during the second quarters of 2010 and 2009, respectively, and this increase is the primary component of the overall increase in other operating expenses. Provisions for losses related to professional liability risks were $55 million and $49 million for the second quarters of 2010 and 2009, respectively.

Provision for doubtful accounts declined $78 million, from $866 million in the second quarter of 2009 to $788 million in the second quarter of 2010, and as a percentage of revenues, declined to 10.2% in the second quarter of 2010 compared to 11.6% in the second quarter of 2009. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $480 million during the second quarter of 2010, compared to the second quarter of 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 26.1% for the second quarter of 2010, compared to 23.7% for the second quarter of 2009. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to review the related revenue deductions and the provision for doubtful accounts in combination, rather than separately. At June 30, 2010, our allowance for doubtful accounts represented approximately 94% of the $4.825 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2010 and 2009 (continued)

Equity in earnings of affiliates was $75 million and $61 million in the second quarters of 2010 and 2009, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization declined $5 million, from $360 million in the second quarter of 2009 to $355 million in the second quarter of 2010.

Interest expense increased from $506 million in the second quarter of 2009 to $530 million in the second quarter of 2010 due primarily to small increases in both the average debt balance and the average effective interest rate. Our average debt balance was $26.966 billion for the second quarter of 2010 compared to $26.474 billion for the second quarter of 2009. The average effective interest rate for our long term debt increased from 7.7% for the quarter ended June 30, 2009 to 7.9% for the quarter ended June 30, 2010.

During the second quarter of 2010, no gains or losses on sales of facilities were recognized. During the second quarter of 2009, we recorded a net loss on sales of facilities and other investments of $3 million.

During the second quarter of 2010, we recorded impairments of long-lived assets of $91 million, comprised of impairment charges of $56 million for a hospital facility and $35 million for capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. During the second quarter of 2009, we recorded an asset impairment charge of $4 million to adjust the carrying value of certain real estate investments to estimated fair value.

The effective tax rate was 31.8% and 36.4% for the second quarters of 2010 and 2009, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the second quarters of 2010 and 2009 was reduced by $37 million and $9 million, respectively, related to reductions in interest expense related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for the second quarters of 2010 and 2009 would have been 40.5% and 38.4%, respectively.

Net income attributable to noncontrolling interests increased from $83 million for the second quarter of 2009 to $85 million for the second quarter of 2010. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Six Months Ended June 30, 2010 and 2009

Net income attributable to HCA Inc. totaled $681 million in the six months ended June 30, 2010 compared to $642 million in the six months ended June 30, 2009. Revenues increased 2.6% due to the combined impact of revenue per equivalent admission growth of 1.5% and an increase of 1.1% in equivalent admissions for the first six months of 2010 compared to the first six months of 2009. Cash revenues (reported revenues less the provision for doubtful accounts) increased 5.3% in the six months ended June 30, 2010 compared the six months ended June 30, 2009.

For the first six months of 2010, consolidated admissions and same facility admissions increased 0.1% and 0.3%, respectively, compared to the first six months of 2009. Outpatient surgical volumes declined 1.3% on both a consolidated basis and a same facility basis during the first six months of 2010, compared to the first six months of 2009. Consolidated inpatient surgeries declined 1.1% and same facility inpatient surgeries declined 1.3% in the first six months of 2010, compared to the first six months of 2009. Emergency department visits increased 1.7% on a consolidated basis and increased 1.9% on a same facility basis during the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2010 and 2009 (continued)

Salaries and benefits, as a percentage of revenues, were 40.2% in the first six months of 2010 and 39.3% in the first six months of 2009. Salaries and benefits, as a percentage of cash revenues, were 44.1% in the first six months of 2010 and 44.3% in the first six months of 2009. Salaries and benefits per equivalent admission increased 3.7% in the first six months of 2010 compared to the first six months of 2009. Same facility labor rate increases averaged 2.8% for the first six months of 2010 compared to the first six months of 2009.

Supplies, as a percentage of revenues, were 16.0% in the first six months of 2010 and 16.2% in the first six months of 2009. Supplies, as a percentage of cash revenues, were 17.6% in the first six months of 2010 and 18.3% in the first six months of 2009. Supply cost per equivalent admission increased 0.2% in the first six months of 2010 compared to the first six months of 2009. Supply costs per equivalent admission increased 3.0% for medical devices, 0.8% for blood products and 4.2% for general medical and surgical items and declined 3.6% for pharmacy supplies in the first six months of 2010 compared to the first six months of 2009.

Other operating expenses, as a percentage of revenues, increased to 15.9% in the first six months of 2010 compared to 15.1% in the first six months of 2009. Other operating expenses, as a percentage of cash revenues, increased to 17.3% in the first six months of 2010 compared to 16.8% in the first six months of 2009. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses includes $181 million and $88 million of indigent care costs in certain Texas markets during the first six months of 2010 and 2009, respectively, and this increase is the primary component of the overall increase in other operating expenses. Provisions for losses related to professional liability risks were $111 million and $94 million for the first six months of 2010 and 2009, respectively.

Provision for doubtful accounts declined $321 million, from $1.673 billion in the first six months of 2009 to $1.352 billion in the first six months of 2010, and as a percentage of revenues, declined to 8.8% in the first six months of 2010 compared to 11.2% in the first six months of 2009. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $953 million during the first six months of 2010, compared to the first six months of 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 24.8% for the first six months of 2010, compared to 23.1% for the first six months of 2009. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to review the related revenue deductions and the provision for doubtful accounts in combination, rather than separately. At June 30, 2010, our allowance for doubtful accounts represented approximately 94% of the $4.825 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable.

Equity in earnings of affiliates was $143 million and $129 million in the first six months of 2010 and 2009, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization declined $3 million, from $713 million in the first six months of 2009 to $710 million in the first six months of 2010.

Interest expense increased from $977 million in the first six months of 2009 to $1.046 billion in the first six months of 2010, due primarily to an increase in the average effective interest rate. Our average debt balance was $26.609 billion for the first six months of 2010 compared to $26.643 billion for the first six months of 2009. The average effective interest rate for our long term debt increased from 7.4% for the first six months of 2009 to 7.9% for the first six months of 2010.

During the first six months of 2010, no gains or losses on sales of facilities were recognized. During the first six months of 2009, we recorded a net loss on sales of facilities and other investments of $8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2010 and 2009 (continued)

During the first six months of 2010, we recorded impairments of long-lived assets of $109 million, including an impairment charge of $56 million for a hospital facility and $35 million for capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. During the first six months of 2009, we recorded asset impairment charges of $13 million to adjust the carrying value of certain real estate investments to estimated fair value.

The effective tax rate was 33.7% and 35.2% for the first six months of 2010 and 2009, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first six months of 2010 and 2009 was reduced by $47 million and $22 million, respectively, related to reductions in interest expense related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for the first six months of 2010 and 2009 would have been 38.2% and 37.3%, respectively.

Net income attributable to noncontrolling interests increased from $155 million for the first six months of 2009 to $173 million for the first six months of 2010. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.351 billion in the first six months of 2010 compared to $1.274 billion in the first six months of 2009. The $77 million increase in cash provided by operating activities in the first six months of 2010 compared to the first six months of 2009 related primarily to a $57 million increase in net income. We made $1.373 billion and $1.587 billion in combined interest and net tax payments in the first six months of 2010 and 2009, respectively. Working capital totaled $2.395 billion at June 30, 2010 and $2.264 billion at December 31, 2009. The net increase in working capital at June 30, 2010 compared to December 31, 2009 is due primarily to an increase in prepaids and other receivables.

Cash used in investing activities was $51 million in the first six months of 2010 compared to $549 million in the first six months of 2009. Excluding acquisitions, capital expenditures were $536 million in the first six months of 2010 and $619 million in the first six months of 2009. We expended $31 million and $41 million for acquisitions of nonhospital health care facilities during the first six months of 2010 and 2009, respectively. Capital expenditures are expected to approximate $1.500 billion in 2010. At June 30, 2010, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.255 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $25 million and $29 million from sales of hospitals and health care entities during the first six months of 2010 and 2009, respectively. We received cash flows from our investments of $502 million and $71 million in the first six months of 2010 and 2009, respectively. During the first six months of 2010, we liquidated certain investments of the insurance subsidiary in order to distribute $500 million of excess capital to the Company.

Cash used in financing activities totaled $1.262 billion during the first six months of 2010 compared to $740 million during the first six months of 2009. During the first six months of 2010, cash flows used in financing activities included payment of cash distributions to stockholders of $2.251 billion, increases in net borrowings of $1.187 billion, payments of debt issuance costs of $25 million and distributions to noncontrolling interests of $176 million. During the first six months of 2009, cash flows used in financing activities included reductions in net borrowings of $536 million, payment of debt issuance costs of $45 million and distributions to noncontrolling interests of $159 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $26.798 billion at June 30, 2010. Our interest expense was $1.046 billion for the first six months of 2010 and $977 million for the first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

six months of 2009. The increase in interest expense is due primarily to an increase in the average effective interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.876 billion and $2.063 billion available as of June 30, 2010 and July 31, 2010, respectively) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $787 million and $1.316 billion at June 30, 2010 and December 31, 2009, respectively. Investments were reduced during 2010 as a result of the insurance subsidiary distributing $500 million of excess capital to the Company. The insurance subsidiary maintained net reserves for professional liability risks of $555 million and $590 million at June 30, 2010 and December 31, 2009, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $720 million and $679 million at June 30, 2010 and December 31, 2009, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $256 million. We estimate that approximately $115 million of the expected net claim payments during the next 12 months will relate to claims in the self-insured retention.

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

On May 5, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $5.00 per share and vested stock option, or $500 million in the aggregate. The distribution was paid on May 14, 2010 to holders of record on May 6, 2010. The distribution was funded using funds available under our existing senior secured credit facilities.

On May 5, 2010, our Board of Directors granted approval for the Company to file with the Securities and Exchange Commission a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. We filed the Form S-1 on May 7, 2010. We intend to use the anticipated net proceeds to repay certain of our existing indebtedness, as will be determined prior to our offering, and for general corporate purposes. Upon completion of the offering and in connection with our termination of the management agreement we have with affiliates of the Investors, we will be required to pay a termination fee based upon the net present value of our future obligations under the management agreement.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $779 million and $8 million, respectively, at June 30, 2010. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2010, we had a net unrealized gain of $10 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At June 30, 2010, our wholly-owned insurance subsidiary had invested $291 million ($296 million par value) in tax-exempt student loan auction rate securities (“ARS”) that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $2.497 billion of long-term debt at June 30, 2010 was subject to variable rates of interest, while the remaining balance in long-term debt of $24.301 billion at June 30, 2010 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average effective interest rate for our long-term debt increased from 7.4% for the six months ended June 30, 2009 to 7.9% for the six months ended June 30, 2010.

The estimated fair value of our total long-term debt was $26.554 billion at June 30, 2010. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

earnings would be approximately $25 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

The IRS completed its audit of our 2005 and 2006 federal income tax returns during the quarter ended June 30, 2010. We have submitted a protest contesting certain proposed adjustments including the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. Eight taxable periods of HCA and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of June 30, 2010. We expect the IRS Examination Division will begin an audit of the 2007, 2008 and 2009 federal income tax returns for HCA and one or more HCA affiliated partnerships during 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2010	2009

CONSOLIDATING
Number of hospitals in operation at:
March 31	154	155
June 30	154	155
September 30		155
December 31		155
Number of freestanding outpatient surgical centers in operation at:
March 31	98	97
June 30	98	97
September 30		97
December 31		97
Licensed hospital beds at(a):
March 31	38,719	38,763
June 30	38,636	38,793
September 30		38,829
December 31		38,839
Weighted average licensed beds(b):
Quarter:
First	38,687	38,811
Second	38,607	38,817
Third		38,829
Fourth		38,843
Year		38,825
Average daily census(c):
Quarter:
First	21,696	21,701
Second	20,418	20,577
Third		20,087
Fourth		20,256
Year		20,650
Admissions(d):
Quarter:
First	398,900	396,200
Second	385,200	387,400
Third		387,600
Fourth		385,300
Year		1,556,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2010	2009

Equivalent admissions(e):
Quarter:
First	615,500	610,200
Second	617,900	609,900
Third		615,100
Fourth		603,800
Year		2,439,000
Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second	4.8	4.8
Third		4.8
Fourth		4.8
Year		4.8
Emergency room visits(g):
Quarter:
First	1,367,100	1,359,700
Second	1,436,200	1,398,000
Third		1,441,200
Fourth		1,394,600
Year		5,593,500
Outpatient surgeries(h):
Quarter:
First	190,700	194,400
Second	198,600	200,200
Third		199,100
Fourth		200,900
Year		794,600
Inpatient surgeries(i):
Quarter:
First	122,500	122,600
Second	121,800	124,400
Third		125,300
Fourth		122,200
Year		494,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2010	2009

Days in accounts receivable(j):
Quarter:
First	46	47
Second	44	45
Third		43
Fourth		45
Year		45
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$31,054	$28,742
Second	30,731	28,500
Third		28,340
Fourth		30,100
Year		115,682
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	36%	38%
Second	38%	39%
Third		38%
Fourth		36%
Year		38%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30	8	8
September 30		8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	8
June 30	8	8
September 30		8
December 31		8
Licensed hospital beds at:
March 31	2,369	2,367
June 30	2,369	2,369
September 30		2,369
December 31		2,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at June 30, 2010(n):
Medicare and Medicaid	14%	1%	1%
Managed care and other discounted	18	4	4
Uninsured	16	7	35

Total	48%	12%	40%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

(n)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $8.285 billion (each 1% is equivalent to approximately $82.85 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of HCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded HCA’s disclosure controls and procedures effectively and timely provide them with material information relating to HCA and its consolidated subsidiaries required to be disclosed in the reports HCA files or submits under the Exchange Act.

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

Government Investigations, Claims and Litigation

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

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

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 Recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the Recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. The court will now conduct additional proceedings to determine whether any harm has flowed from the alleged breach, and if so, what the appropriate remedy should be. The court may consider whether to, among other things, award monetary damages, rescind or undo the 1999 intra-corporate transfer or give the Foundation a right to purchase hospital assets at a price to be determined (which the Foundation asserts should be below the fair market value of the hospital). Trial for the remedies phase is currently set for May 2011.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2010, except as set forth below.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	relationships with physicians and other referral sources;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	the screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors; and

•	addition of facilities and services.

Among these laws are the federal Anti-kickback Statute, the federal physician self-referral law (commonly called the Stark Law), the federal False Claims Act (“FCA”) and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, and these laws govern those relationships. The Office of Inspector General of the Department of Health and Human Services (“OIG”) has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

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

If we fail to comply with the Anti-kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties. See “Business — Regulation and Other Factors” in our 2009 Form 10-K.

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

As required by the American Recovery and Reinvestment Act of 2009, the Secretary of the Department of Health and Human Services (“HHS”) is in the process of developing and implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. HHS intends to use the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, HCA issued and sold 4,952 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $63,138 resulting in 2,848 net settled shares. HCA also issued and sold 4,952 shares of common stock in connection with the cash exercise of stock options for aggregate consideration of $63,138. These shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2010 through June 30, 2010.

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

April 1, 2010 through April 30, 2010	564	$84.71	—	$—
May 1, 2010 through May 31, 2010	—	—	—	—
June 1, 2010 through June 30, 2010	—	—	—	—

Total for Second Quarter 2010	564	$84.71	—	$—

During the second quarter of 2010, we purchased 564 shares pursuant to the terms of the Management Stockholders Agreement and/or separation agreements and stock purchase agreements between former employees and the Company.

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

Date: August 11, 2010