Form 10-Q
period 2010-09-30
HCA INC/TN
filed 2010-11-09
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2010

Voting common stock, $.01 par value	94,644,700 shares

HCA INC.
Form 10-Q
September 30, 2010

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2010	2009	2010	2009

Revenues	$7,647	$7,533	$22,947	$22,447

Salaries and benefits	3,134	3,013	9,282	8,880
Supplies	1,234	1,206	3,685	3,627
Other operating expenses	1,268	1,184	3,696	3,410
Provision for doubtful accounts	721	910	2,073	2,583
Equity in earnings of affiliates	(67)	(53)	(210)	(182)
Depreciation and amortization	352	354	1,062	1,067
Interest expense	525	510	1,571	1,487
Losses on sales of facilities	2	—	2	8
Impairments of long-lived assets	10	3	119	16

	7,179	7,127	21,280	20,896

Income before income taxes	468	406	1,667	1,551
Provision for income taxes	143	132	488	480

Net income	325	274	1,179	1,071
Net income attributable to noncontrolling interests	82	78	255	233

Net income attributable to HCA Inc.	$243	$196	$924	$838

Per share data:
Basic earnings per share	$2.57	$2.07	$9.80	$8.88
Diluted earnings per share	$2.49	$2.04	$9.55	$8.75
Shares used in earnings per share calculations (in thousands):
Basic	94,642	94,453	94,293	94,409
Diluted	97,454	95,843	96,718	95,761

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$377	$312
Accounts receivable, less allowance for doubtful accounts of $4,297 and $4,860	3,636	3,692
Inventories	815	802
Deferred income taxes	1,045	1,192
Other	678	579

	6,551	6,577

Property and equipment, at cost	25,226	24,669
Accumulated depreciation	(14,090)	(13,242)

	11,136	11,427

Investments of insurance subsidiary	665	1,166
Investments in and advances to affiliates	857	853
Goodwill	2,610	2,577
Deferred loan costs	371	418
Other	1,063	1,113

	$23,253	$24,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,254	$1,460
Accrued salaries	1,007	849
Other accrued expenses	1,373	1,158
Long-term debt due within one year	696	846

	4,330	4,313

Long-term debt	25,383	24,824
Professional liability risks	1,027	1,057
Income taxes and other liabilities	1,611	1,768

Equity securities with contingent redemption rights	144	147

Stockholders’ deficit:
Common stock $0.01 par; authorized 125,000,000 shares; outstanding 94,644,100 shares in 2010 and 94,637,400 shares in 2009	1	1
Capital in excess of par value	324	226
Accumulated other comprehensive loss	(494)	(450)
Retained deficit	(10,090)	(8,763)

Stockholders’ deficit attributable to HCA Inc.	(10,259)	(8,986)
Noncontrolling interests	1,017	1,008

	(9,242)	(7,978)

	$23,253	$24,131

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Unaudited
(Dollars in millions)

	2010	2009

Cash flows from operating activities:
Net income	$1,179	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,927)	(2,136)
Provision for doubtful accounts	2,073	2,583
Depreciation and amortization	1,062	1,067
Income taxes	(10)	(485)
Losses on sales of facilities	2	8
Impairments of long-lived assets	119	16
Amortization of deferred loan costs	60	60
Share-based compensation	24	21
Pay-in-kind interest	—	58
Other	29	52

Net cash provided by operating activities	2,611	2,315

Cash flows from investing activities:
Purchase of property and equipment	(860)	(915)
Acquisition of hospitals and health care entities	(35)	(42)
Disposition of hospitals and health care entities	26	39
Change in investments	473	113
Other	(2)	(2)

Net cash used in investing activities	(398)	(807)

Cash flows from financing activities:
Issuance of long-term debt	1,387	2,979
Net change in revolving credit facilities	1,035	(1,125)
Repayment of long-term debt	(2,020)	(3,050)
Distributions to noncontrolling interests	(282)	(254)
Payment of debt issuance costs	(25)	(68)
Payment of cash distributions to stockholders	(2,251)	—
Other	8	(12)

Net cash used in financing activities	(2,148)	(1,530)

Change in cash and cash equivalents	65	(22)
Cash and cash equivalents at beginning of period	312	465

Cash and cash equivalents at end of period	$377	$443

Interest payments	$1,399	$1,154
Income tax payments, net	$498	$965

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

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2010, these affiliates owned and operated 154 hospitals, 96 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this quarterly report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

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

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $45 million and $39 million for the quarters ended September 30, 2010 and 2009, respectively, and $127 million and $116 million for the nine months ended September 30, 2010 and 2009, respectively. Operating results for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2 —	INCOME TAXES

During 2010, we finalized a settlement with the Appeals Division of the Internal Revenue Service (“IRS”) resolving the deductibility of our 2003 government settlement payment and the timing of certain patient service revenues for 2003 and 2004.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	INCOME TAXES (continued)

At September 30, 2010, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of our 2005 and 2006 federal income tax returns, including the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. Eight taxable periods of HCA and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of September 30, 2010. We expect the IRS Examination Division will begin an audit of our 2007, 2008 and 2009 federal income tax returns and one or more HCA affiliated partnerships during 2010.

Our liability for unrecognized tax benefits was $387 million, including accrued interest of $104 million as of September 30, 2010 ($628 million and $156 million, respectively, as of December 31, 2009). The reduction in our liability for unrecognized tax benefits was principally based on the resolution with taxing authorities of tax positions taken in prior years. Unrecognized tax benefits of $173 million ($236 million as of December 31, 2009) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $57 million ($77 million as of December 31, 2009) related to deductible interest and state income taxes. The provision for income taxes reflects $5 million ($3 million, net of tax) in reductions in interest expense and interest expense of $3 million ($2 million, net of tax) related to taxing authority examinations for the quarters ended September 30, 2010 and 2009, respectively, and $79 million and $31 million ($50 million and $20 million, respectively, net of tax) reductions in interest expense related to taxing authority examinations for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2010 and 2009 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Nine Months
	2010	2009	2010	2009

Net income attributable to HCA Inc.	$243	$196	$924	$838

Weighted average common shares outstanding	94,642	94,453	94,293	94,409
Effect of dilutive stock options	2,812	1,390	2,425	1,352

Shares used for diluted earnings per share	97,454	95,843	96,718	95,761

Earnings per share:
Basic earnings per share	$2.57	$2.07	$9.80	$8.88
Diluted earnings per share	$2.49	$2.04	$9.55	$8.75

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at September 30, 2010 and December 31, 2009 follows (dollars in millions):

	September 30, 2010
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$311	$17	$—	$328
Auction rate securities	261	—	(1)	260
Asset-backed securities	27	1	(1)	27
Money market funds	175	—	—	175

	774	18	(2)	790
Equity securities	8	1	(1)	8

	$782	$19	$(3)	798

Amounts classified as current assets				(133)

Investment carrying value				$665

	December 31, 2009
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$668	$30	$(3)	$695
Auction rate securities	401	—	(5)	396
Asset-backed securities	43	—	(1)	42
Money market funds	176	—	—	176

	1,288	30	(9)	1,309
Equity securities	8	1	(2)	7

	$1,296	$31	$(11)	1,316

Amounts classified as current assets				(150)

Investment carrying value				$1,166

At September 30, 2010 and December 31, 2009, the investments of our insurance subsidiary were classified as “available-for-sale.” During 2010, investments in debt securities were reduced as a result of the insurance subsidiary distributing $500 million of excess capital to the Company. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At September 30, 2010 and December 31, 2009, $93 million and $100 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

Scheduled maturities of investments in debt securities at September 30, 2010 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$191	$191
Due after one year through five years	153	161
Due after five years through ten years	126	134
Due after ten years	16	17

	486	503
Auction rate securities	261	260
Asset-backed securities	27	27

	$774	$790

The average expected maturity of the investments in debt securities at September 30, 2010 was 2.9 years, compared to the average scheduled maturity of 11.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At September 30, 2010, the average expected maturities for our auction rate and asset-backed securities were 4.2 years and 5.8 years, respectively, compared to average scheduled maturities of 24.4 years and 25.8 years, respectively.

NOTE 5 —	LONG-TERM DEBT

A summary of long-term debt at September 30, 2010 and December 31, 2009, including related interest rates at September 30, 2010, follows (dollars in millions):

	September 30,	December 31,
	2010	2009

Senior secured asset-based revolving credit facility (effective interest rate of 1.8%)	$1,750	$715
Senior secured term loan facilities (effective interest rate of 6.9%)	7,566	8,987
Senior secured first lien notes (effective interest rate of 8.4%)	4,073	2,682
Other senior secured debt (effective interest rate of 7.0%)	331	362

First lien debt	13,720	12,746

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,501	4,500
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,578

Second lien debt	6,079	6,078

Senior unsecured notes (effective interest rate of 7.0%)	6,280	6,846

Total debt (average life of six years, rates averaging 7.5%)	26,079	25,670
Less amounts due within one year	696	846

	$25,383	$24,824

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2010 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swaps	$7,100	November 2011	$(353)
Pay-fixed interest rate swaps (starting November 2011)	3,000	December 2016	(199)

Certain of our interest rate swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our interest rate swap agreements, which were not designated as hedges, at September 30, 2010 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swap	$500	March 2011	$(6)
Pay-variable interest rate swap	500	March 2011	—
Pay-fixed interest rate swap	900	November 2011	(44)
Pay-variable interest rate swap	900	November 2011	4

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

Cross Currency Swaps (continued)

Certain of our cross currency swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement which was not designated as a hedge at September 30, 2010 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Euro — United States Dollar currency swap	351 Euro	December 2011	$49

The following table sets forth our cross currency swap agreements, which have been designated as cash flow hedges, at September 30, 2010 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

GBP — United States Dollar currency swaps	100 GBP	November 2010	$(19)

Derivatives — Results of Operations

The following tables present the effect on our results of operations of our interest rate and cross currency swaps for the nine months ended September 30, 2010 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$219	Interest expense	$278
Cross currency swaps	4	Interest expense	—

	$223		$278

	Location of Loss	Amount of Loss
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Interest rate swaps	Other operating expenses	$2
Cross currency swap	Other operating expenses	30

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2010, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2010, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $604 million.

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

Our wholly-owned insurance subsidiary had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $260 million ($261 million par value) at September 30, 2010. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2009 and the first nine months of 2010, certain issuers and their broker/dealers redeemed or repurchased $172 million and $140 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Derivative Financial Instruments (continued)

Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives at September 30, 2010 and December 31, 2009. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy at September 30, 2010 and December 31, 2009.

Fair Value Summary

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2010
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary:
Debt securities:
States and municipalities	$328	$—	$328	$—
Auction rate securities	260	—	—	260
Asset-backed securities	27	—	27	—
Money market funds	175	175	—	—

	790	175	355	260
Equity securities	8	2	5	1

Investments of insurance subsidiary	798	177	360	261
Less amounts classified as current assets	(133)	(133)	—	—

	$665	$44	$360	$261

Cross currency swap (Other assets)	$49	$—	$49	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$598	$—	$598	$—
Cross currency swaps (Income taxes and other liabilities)	19	—	19	—

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Fair Value Summary (continued)

	December 31, 2009
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary:
Debt securities:
States and municipalities	$695	$—	$695	$—
Auction rate securities	396	—	—	396
Asset-backed securities	42	—	42	—
Money market funds	176	176	—	—

	1,309	176	737	396
Equity securities	7	2	4	1

Investments of insurance subsidiary	1,316	178	741	397
Less amounts classified as current assets	(150)	(150)	—	—

	$1,166	$28	$741	$397

Cross currency swap (Other assets)	$79	$—	$79	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$528	$—	$528	$—
Cross currency swaps (Income taxes and other liabilities)	13	—	13	—

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiary, which have fair value measurements based on significant unobservable inputs (Level 3), during the nine months ended September 30, 2010 (dollars in millions):

Asset balances at December 31, 2009	$397
Unrealized gains included in other comprehensive income	4
Settlements	(140)

Asset balances at September 30, 2010	$261

The estimated fair value of our long-term debt was $26.658 billion and $25.659 billion at September 30, 2010 and December 31, 2009, respectively, compared to carrying amounts aggregating $26.079 billion and $25.670 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	CONTINGENCIES (continued)

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

The Civil Division of the Department of Justice (“DOJ”) has contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the Centers for Medicare & Medicaid Services criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 87 HCA hospitals; the review covers the period from October 2003 to the present. The review could potentially give rise to claims against the Company under the False Claims Act or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on the Company.

NOTE 9 —	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2010 and 2009 are only attributable to HCA Inc. and are as follows (dollars in millions):

	Quarter		Nine Months
	2010	2009	2010	2009

Net income attributable to HCA Inc.	$243	$196	$924	$838
Change in fair value of derivative instruments	(15)	(31)	(41)	23
Change in fair value of available-for-sale securities	3	32	(4)	47
Foreign currency translation adjustments	20	(10)	(7)	22
Defined benefit plans	3	2	8	7

Comprehensive income	$254	$189	$880	$937

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	September 30,	December 31,
	2010	2009

Change in fair value of derivative instruments	$(396)	$(355)
Change in fair value of available-for-sale securities	10	14
Foreign currency translation adjustments	(10)	(3)
Defined benefit plans	(98)	(106)

Accumulated other comprehensive loss	$(494)	$(450)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE (continued)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Inc. and changes in equity attributable to noncontrolling interests are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Inc.
			Capital in	Accumulated		Equity
	Common Stock		Excess of	Other		Attributable to
	Shares	Par	Par	Comprehensive	Retained	Noncontrolling
	(000)	Value	Value	Loss	Deficit	Interests	Total

Balances, December 31, 2009	94,637	$1	$226	$(450)	$(8,763)	$1,008	$(7,978)
Net income	—	—	—	—	924	255	1,179
Other comprehensive loss	—	—	—	(44)	—	—	(44)
Distributions	—	—	—	—	(2,251)	(282)	(2,533)
Share-based benefit plans	7	—	67	—	—	—	67
Other	—	—	31	—	—	36	67

Balances, September 30, 2010	94,644	$1	$324	$(494)	$(10,090)	$1,017	$(9,242)

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

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended September 30, 2010 and 2009, approximately 23% and 22%, respectively, of our patient revenues related to patients participating in the fee-for-service Medicare program. During the nine months ended September 30, 2010 and 2009, approximately 24% and 23%, respectively, of our patient revenues related to patients participating in the fee-for-service Medicare program.

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

EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2010 and 2009 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2010	2009	2010	2009

Revenues:
Central Group	$1,806	$1,823	$5,406	$5,431
Eastern Group	2,251	2,191	6,757	6,647
Western Group	3,345	3,291	10,055	9,720
Corporate and other	245	228	729	649

	$7,647	$7,533	$22,947	$22,447

Equity in earnings of affiliates:
Central Group	$(1)	$—	$(2)	$(2)
Eastern Group	(1)	(1)	(2)	(2)
Western Group	(67)	(53)	(207)	(179)
Corporate and other	2	1	1	1

	$(67)	$(53)	$(210)	$(182)

Adjusted segment EBITDA:
Central Group	$289	$328	$955	$1,023
Eastern Group	360	312	1,192	1,085
Western Group	737	666	2,306	2,111
Corporate and other	(29)	(33)	(32)	(90)

	$1,357	$1,273	$4,421	$4,129

Depreciation and amortization:
Central Group	$89	$88	$266	$264
Eastern Group	87	91	267	274
Western Group	146	144	433	434
Corporate and other	30	31	96	95

	$352	$354	$1,062	$1,067

Adjusted segment EBITDA	$1,357	$1,273	$4,421	$4,129
Depreciation and amortization	352	354	1,062	1,067
Interest expense	525	510	1,571	1,487
Losses on sales of facilities	2	—	2	8
Impairments of long-lived assets	10	3	119	16

Income before income taxes	$468	$406	$1,667	$1,551

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS OF LONG-LIVED ASSETS

During the nine months ended September 30, 2010 and 2009, we paid $35 million and $42 million, respectively, to acquire nonhospital health care entities.

During the nine months ended September 30, 2010, we received proceeds of $26 million and recognized a net pretax loss of $2 million related to the sales of real estate investments. During the nine months ended September 30, 2009, we received proceeds of $39 million and recognized a net pretax loss of $8 million related to sales of hospital facilities and other investments.

During the quarter ended September 30, 2010, we recorded impairments of long-lived assets of $10 million, primarily related to a hospital facility in our Western Group, to adjust the carrying values to estimated fair value. During the nine months ended September 30, 2010, we recorded impairments of long-lived assets of $119 million, primarily comprised of the third quarter 2010 charges of $10 million and the impairment charges of $56 million related to revised, reduced projections of future expected cash flows for a hospital facility in our Central Group and $35 million for capitalized engineering and design costs in our Corporate and Other Group related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. During the quarter and nine months ended September 30, 2009, we recorded charges of $3 million and $16 million, respectively, to adjust the carrying values of certain real estate investments in our Central Group to estimated fair value.

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

Our summarized condensed consolidating balance sheets at September 30, 2010 and December 31, 2009, condensed consolidating statements of income for the quarters and nine months ended September 30, 2010 and 2009 and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,415	$3,232	$—	$7,647

Salaries and benefits	—	1,829	1,305	—	3,134
Supplies	—	698	536	—	1,234
Other operating expenses	1	678	589	—	1,268
Provision for doubtful accounts	—	452	269	—	721
Equity in earnings of affiliates	(680)	(27)	(40)	680	(67)
Depreciation and amortization	—	196	156	—	352
Interest expense	685	(139)	(21)	—	525
Losses on sales of facilities	—	—	2	—	2
Impairments of long-lived assets	—	5	5	—	10
Management fees	—	(118)	118	—	—

	6	3,574	2,919	680	7,179

Income before income taxes	(6)	841	313	(680)	468
Provision for income taxes	(249)	303	89	—	143

Net income	243	538	224	(680)	325
Net income attributable to noncontrolling interests	—	4	78	—	82

Net income attributable to HCA Inc.	$243	$534	$146	$(680)	$243

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,387	$3,146	$—	$7,533

Salaries and benefits	—	1,796	1,217	—	3,013
Supplies	—	701	505	—	1,206
Other operating expenses	1	634	549	—	1,184
Provision for doubtful accounts	—	577	333	—	910
Equity in earnings of affiliates	(560)	(19)	(34)	560	(53)
Depreciation and amortization	—	196	158	—	354
Interest expense	608	(83)	(15)	—	510
Impairments of long-lived assets	—	2	1	—	3
Management fees	—	(116)	116	—	—

	49	3,688	2,830	560	7,127

Income (loss) before income taxes	(49)	699	316	(560)	406
Provision for income taxes	(245)	273	104	—	132

Net income	196	426	212	(560)	274
Net income attributable to noncontrolling interests	—	13	65	—	78

Net income attributable to HCA Inc.	$196	$413	$147	$(560)	$196

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$13,268	$9,679	$—	$22,947

Salaries and benefits	—	5,464	3,818	—	9,282
Supplies	—	2,112	1,573	—	3,685
Other operating expenses	4	1,981	1,711	—	3,696
Provision for doubtful accounts	—	1,309	764	—	2,073
Equity in earnings of affiliates	(2,236)	(82)	(128)	2,236	(210)
Depreciation and amortization	—	588	474	—	1,062
Interest expense	2,001	(376)	(54)	—	1,571
Losses on sales of facilities	—	—	2	—	2
Impairments of long-lived assets	—	58	61	—	119
Management fees	—	(356)	356	—	—

	(231)	10,698	8,577	2,236	21,280

Income before income taxes	231	2,570	1,102	(2,236)	1,667
Provision for income taxes	(693)	875	306	—	488

Net income	924	1,695	796	(2,236)	1,179
Net income attributable to noncontrolling interests	—	33	222	—	255

Net income attributable to HCA Inc.	$924	$1,662	$574	$(2,236)	$924

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$13,200	$9,247	$—	$22,447

Salaries and benefits	—	5,311	3,569	—	8,880
Supplies	—	2,134	1,493	—	3,627
Other operating expenses	13	1,870	1,527	—	3,410
Provision for doubtful accounts	—	1,631	952	—	2,583
Equity in earnings of affiliates	(1,939)	(67)	(115)	1,939	(182)
Depreciation and amortization	—	592	475	—	1,067
Interest expense	1,733	(219)	(27)	—	1,487
Losses on sales of facilities	—	6	2	—	8
Impairments of long-lived assets	—	15	1	—	16
Management fees	—	(347)	347	—	—

	(193)	10,926	8,224	1,939	20,896

Income before income taxes	193	2,274	1,023	(1,939)	1,551
Provision for income taxes	(645)	816	309	—	480

Net income	838	1,458	714	(1,939)	1,071
Net income attributable to noncontrolling interests	—	39	194	—	233

Net income attributable to HCA Inc.	$838	$1,419	$520	$(1,939)	$838

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$92	$285	$—	$377
Accounts receivable, net	—	2,142	1,494	—	3,636
Inventories	—	494	321	—	815
Deferred income taxes	1,045	—	—	—	1,045
Other	133	172	373	—	678

	1,178	2,900	2,473	—	6,551

Property and equipment, net	—	6,742	4,394	—	11,136
Investments of insurance subsidiary	—	—	665	—	665
Investments in and advances to affiliates	—	245	612	—	857
Goodwill	—	1,635	975	—	2,610
Deferred loan costs	371	—	—	—	371
Investments in and advances to subsidiaries	24,066	—	—	(24,066)	—
Other	890	25	148	—	1,063

	$26,505	$11,547	$9,267	$(24,066)	$23,253

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$729	$525	$—	$1,254
Accrued salaries	—	630	377	—	1,007
Other accrued expenses	393	354	626	—	1,373
Long-term debt due within one year	654	11	31	—	696

	1,047	1,724	1,559	—	4,330

Long-term debt	25,013	105	265	—	25,383
Intercompany balances	9,560	(12,264)	2,704	—	—
Professional liability risks	—	—	1,027	—	1,027
Income taxes and other liabilities	1,000	420	191	—	1,611

	36,620	(10,015)	5,746	—	32,351
Equity securities with contingent redemption rights	144	—	—	—	144

Stockholders’ (deficit) equity attributable to HCA Inc.	(10,259)	21,449	2,617	(24,066)	(10,259)
Noncontrolling interests	—	113	904	—	1,017

	(10,259)	21,562	3,521	(24,066)	(9,242)

	$26,505	$11,547	$9,267	$(24,066)	$23,253

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$924	$1,695	$796	$(2,236)	$1,179
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities	111	(1,358)	(680)	—	(1,927)
Provision for doubtful accounts	—	1,309	764	—	2,073
Depreciation and amortization	—	588	474	—	1,062
Income taxes	(10)	—	—	—	(10)
Losses on sales of facilities	—	—	2	—	2
Impairments of long-lived assets	—	58	61	—	119
Amortization of deferred loan costs	60	—	—	—	60
Share-based compensation	24	—	—	—	24
Equity in earnings of affiliates	(2,236)	—	—	2,236	—
Other	29	—	—	—	29

Net cash (used in) provided by operating activities	(1,098)	2,292	1,417	—	2,611

Cash flows from investing activities:
Purchase of property and equipment	—	(338)	(522)	—	(860)
Acquisition of hospitals and health care entities	—	(21)	(14)	—	(35)
Disposition of hospitals and health care entities	—	24	2	—	26
Change in investments	—	1	472	—	473
Other	—	—	(2)	—	(2)

Net cash used in investing activities	—	(334)	(64)	—	(398)

Cash flows from financing activities:
Issuance of long-term debt	1,387	—	—	—	1,387
Net change in revolving credit facilities	1,035	—	—	—	1,035
Repayment of long-term debt	(1,956)	(16)	(48)	—	(2,020)
Distributions to noncontrolling interests	—	(49)	(233)	—	(282)
Changes in intercompany balances with affiliates, net	2,913	(1,896)	(1,017)	—	—
Payment of debt issuance costs	(25)	—	—	—	(25)
Payment of cash distributions to stockholders	(2,251)	—	—	—	(2,251)
Other	(5)	—	13	—	8

Net cash provided by (used in) financing activities	1,098	(1,961)	(1,285)	—	(2,148)

Change in cash and cash equivalents	—	(3)	68	—	65
Cash and cash equivalents at beginning of period	—	95	217	—	312

Cash and cash equivalents at end of period	$—	$92	$285	$—	$377

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$838	$1,458	$714	$(1,939)	$1,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities	201	(1,475)	(862)	—	(2,136)
Provision for doubtful accounts	—	1,631	952	—	2,583
Depreciation and amortization	—	592	475	—	1,067
Income taxes	(485)	—	—	—	(485)
Losses on sales of facilities	—	6	2	—	8
Impairments of long-lived assets	—	15	1	—	16
Amortization of deferred loan costs	60	—	—	—	60
Share-based compensation	21	—	—	—	21
Pay-in-kind interest	58	—	—	—	58
Equity in earnings of affiliates	(1,939)	—	—	1,939	—
Other	42	5	5	—	52

Net cash (used in) provided by operating activities	(1,204)	2,232	1,287	—	2,315

Cash flows from investing activities:
Purchase of property and equipment	—	(522)	(393)	—	(915)
Acquisition of hospitals and health care entities	—	(38)	(4)	—	(42)
Disposition of hospitals and health care entities	—	18	21	—	39
Change in investments	—	9	104	—	113
Other	—	(18)	16	—	(2)

Net cash used in investing activities	—	(551)	(256)	—	(807)

Cash flows from financing activities:
Issuance of long-term debt	2,979	—	—	—	2,979
Net change in revolving credit facilities	(1,125)	—	—	—	(1,125)
Repayment of long-term debt	(2,960)	(6)	(84)	—	(3,050)
Distributions to noncontrolling interests	—	(58)	(196)	—	(254)
Changes in intercompany balances with affiliates, net	2,397	(1,643)	(754)	—	—
Payment of debt issuance costs	(68)	—	—	—	(68)
Other	(19)	—	7	—	(12)

Net cash provided by (used in) financing activities	1,204	(1,707)	(1,027)	—	(1,530)

Change in cash and cash equivalents	—	(26)	4	—	(22)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$108	$335	$—	$443

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “should,” “seek,” “approximately,” “intend,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization and distributions and proposed distributions to stockholders and the ability to refinance such indebtedness on acceptable terms, (3) the effects related to the enactment of the Health Reform Law, the possible enactment of additional federal or state health care reform and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (4) increases, particularly during periods of economic slowdown, in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in revenue mix, including potential declines in the population covered under managed care agreements, and the ability to enter into and renew managed care provider agreements on acceptable terms, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures of assets, which may result in charges, and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential liabilities and other claims that may be asserted against us, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2010 Operations Summary

Net income attributable to HCA Inc. totaled $243 million for the quarter ended September 30, 2010, compared to $196 million for the quarter ended September 30, 2009. Revenues increased to $7.647 billion in the third quarter of 2010 from $7.533 billion in the third quarter of 2009. Third quarter 2010 results include losses on sales of facilities of $2 million and impairments of long-lived assets of $10 million. Third quarter 2009 results include impairments of long-lived assets of $3 million.

Revenues increased 1.5% on a consolidated basis and increased 1.6% on a same facility basis for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. The increase in consolidated revenues can be attributed to the combined impact of a 1.1% increase in revenue per equivalent admission and a 0.4% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 0.8% increase in same facility revenue per equivalent admission and a 0.7% increase in same facility equivalent admissions.

During the quarter ended September 30, 2010, consolidated admissions and same facility admissions declined 1.0% and 0.6%, respectively, compared to the quarter ended September 30, 2009. Inpatient surgeries declined 3.0% on a consolidated basis and 2.6% on a same facility basis during the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. Outpatient surgeries declined 2.5% on a consolidated basis and declined 1.8% on a same facility basis during the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. Emergency department visits increased 1.1% on a consolidated basis and increased 1.2% on a same facility basis during the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009.

For the quarter ended September 30, 2010, the provision for doubtful accounts declined $189 million to 9.4% of revenues, from 12.1% of revenues for the quarter ended September 30, 2009. The self-pay revenue deductions for charity care and uninsured discounts increased $45 million and $431 million (we increased our uninsured discount percentages during August 2009), respectively, during the third quarter of 2010, compared to the third quarter of 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 26.4% for the third quarter of 2010, compared to 24.9% for the third quarter of 2009. Same facility uninsured admissions increased 3.9% and same facility uninsured emergency room visits increased 1.6% for the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009.

The increases in the self-pay revenue deductions result in reductions to both the provision for doubtful accounts and revenues, and were the primary contributing factors to the low growth rates we experienced in revenues and revenue per equivalent admission during the quarter ended September 30, 2010.

Interest expense increased $15 million to $525 million for the quarter ended September 30, 2010, from $510 million for the quarter ended September 30, 2009. The additional interest expense was due to small increases in both the average debt balance and the average effective interest rate.

Cash flows from operating activities increased $219 million, from $1.041 billion for the third quarter of 2009 to $1.260 billion for the third quarter of 2010. The increase related primarily to a decline in income tax payments, changes in working capital items and an increase in net income.

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

Revenues increased 1.5% from $7.533 billion in the third quarter of 2009 to $7.647 billion in the third quarter of 2010. The increase in consolidated revenues can be attributed to the combined impact of a 1.1% increase in revenue per equivalent admission and a 0.4% increase in equivalent admissions. Same facility revenues increased 1.6% from $7.450 billion in the third quarter of 2009 to $7.569 billion in the third quarter of 2010. The increase in same facility revenues can be attributed to the combined impact of a 0.8% increase in same facility revenue per equivalent admission and a 0.7% increase in same facility equivalent admissions. The increases in the self-pay revenue deductions (charity care and uninsured discounts) result in reductions to both the provision for doubtful accounts and revenues, and were the primary contributing factors to the low growth rates we experienced in revenues and revenue per equivalent admission during the quarter ended September 30, 2010.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view these revenue deductions and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the quarters and the nine months ended September 30, 2010 and 2009 follows (dollars in millions):

	Quarter		Nine Months
	2010	2009	2010	2009

Provision for doubtful accounts	$721	$910	$2,073	$2,583
Uninsured discounts	1,178	747	3,285	1,969
Charity care	586	541	1,730	1,617

Totals	$2,485	$2,198	$7,088	$6,169

Consolidated admissions and same facility admissions declined 1.0% and 0.6%, respectively, in the third quarter of 2010, compared to the third quarter of 2009. Consolidated outpatient surgeries declined 2.5% and same facility outpatient surgeries declined 1.8% in the third quarter of 2010, compared to the third quarter of 2009. Consolidated and same facility inpatient surgeries declined 3.0% and 2.6%, respectively, in the third quarter of 2010, compared to the third quarter of 2009. Emergency department visits increased 1.1% on a consolidated basis and increased 1.2% on a same facility basis during the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009.

Same facility uninsured admissions increased by 1,043 admissions, or 3.9%, in the third quarter of 2010, compared to the third quarter of 2009. Same facility uninsured admissions in 2010, compared to 2009, increased 2.1% in the second quarter of 2010 and increased 6.8% in the first quarter of 2010. Same facility uninsured admissions in 2009, compared to 2008, increased 0.2% in the fourth quarter of 2009, increased 8.2% in the third quarter of 2009, increased 10.4% in the third quarter of 2009 and declined 0.1% in the first quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2010 and 2009 are set forth in the following table.

	Quarter		Nine Months
	2010	2009	2010	2009

Medicare	33%	32%	34%	34%
Managed Medicare	10	10	10	10
Medicaid	9	9	9	9
Managed Medicaid	8	8	8	7
Managed care and other insurers	33	34	32	33
Uninsured	7	7	7	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2010 and 2009 are set forth in the following table.

	Quarter		Nine Months
	2010	2009	2010	2009

Medicare	31%	29%	31%	31%
Managed Medicare	9	8	9	8
Medicaid	9	8	9	8
Managed Medicaid	4	4	4	4
Managed care and other insurers	43	45	44	44
Uninsured	4	6	3	5

	100%	100%	100%	100%

The increases in uninsured discounts have caused reductions in the percentage of inpatient revenues related to the uninsured, as the percentage of uninsured admissions compared to total admissions has been constant.

At September 30, 2010, we had 72 hospitals in the states of Texas and Florida. During the third quarter of 2010, 57% of our admissions and 52% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 63% of our uninsured admissions during the third quarter of 2010.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $150 million and $115 million during the third quarters of 2010 and 2009, respectively, and $486 million and $276 million during the first nine months of 2010 and 2009, respectively, of Medicaid supplemental payments pursuant to UPL programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary
The following are comparative summaries of results from operations for the quarters and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Quarter
	2010		2009
	Amount	Ratio	Amount	Ratio

Revenues	$7,647	100.0	$7,533	100.0

Salaries and benefits	3,134	41.0	3,013	40.0
Supplies	1,234	16.1	1,206	16.0
Other operating expenses	1,268	16.6	1,184	15.7
Provision for doubtful accounts	721	9.4	910	12.1
Equity in earnings of affiliates	(67)	(0.9)	(53)	(0.7)
Depreciation and amortization	352	4.7	354	4.7
Interest expense	525	6.9	510	6.8
Losses on sales of facilities	2	—	—	—
Impairments of long-lived assets	10	0.1	3	—

	7,179	93.9	7,127	94.6

Income before income taxes	468	6.1	406	5.4
Provision for income taxes	143	1.9	132	1.8

Net income	325	4.2	274	3.6
Net income attributable to noncontrolling interests	82	1.0	78	1.0

Net income attributable to HCA Inc.	$243	3.2	$196	2.6

% changes from prior year:
Revenues	1.5%		7.6%
Income before income taxes	15.2		91.5
Net income attributable to HCA Inc.	24.3		126.0
Admissions(a)	(1.0)		2.7
Equivalent admissions(b)	0.4		4.7
Revenue per equivalent admission	1.1		2.7
Same facility % changes from prior year(c):
Revenues	1.6		7.7
Admissions(a)	(0.6)		2.7
Equivalent admissions(b)	0.7		4.8
Revenue per equivalent admission	0.8		2.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2010		2009
	Amount	Ratio	Amount	Ratio

Revenues	$22,947	100.0	$22,447	100.0

Salaries and benefits	9,282	40.4	8,880	39.6
Supplies	3,685	16.1	3,627	16.2
Other operating expenses	3,696	16.1	3,410	15.1
Provision for doubtful accounts	2,073	9.0	2,583	11.5
Equity in earnings of affiliates	(210)	(0.9)	(182)	(0.8)
Depreciation and amortization	1,062	4.7	1,067	4.8
Interest expense	1,571	6.8	1,487	6.6
Losses on sales of facilities	2	—	8	—
Impairments of long-lived assets	119	0.5	16	0.1

	21,280	92.7	20,896	93.1

Income before income taxes	1,667	7.3	1,551	6.9
Provision for income taxes	488	2.2	480	2.1

Net income	1,179	5.1	1,071	4.8
Net income attributable to noncontrolling interests	255	1.1	233	1.1

Net income attributable to HCA Inc.	$924	4.0	$838	3.7

% changes from prior year:
Revenues	2.2%		6.3%
Income before income taxes	7.5		96.1
Net income attributable to HCA Inc.	10.3		110.9
Admissions(a)	(0.3)		0.8
Equivalent admissions(b)	0.9		3.3
Revenue per equivalent admission	1.3		2.9
Same facility % changes from prior year(c):
Revenues	2.3		6.7
Admissions(a)	—		1.2
Equivalent admissions(b)	1.1		3.8
Revenue per equivalent admission	1.2		2.8

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures
Operating Measures on a Cash Revenues Basis
(Dollars in millions)

The results from operations presented on a cash revenues basis for the quarters and nine months ended September 30, 2010 and 2009 follow:

	Quarter
	2010			2009
		Non-GAAP % of	GAAP % of		Non-GAAP % of	GAAP % of
		Cash Revenues	Revenues		Cash Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$7,647		100.0	$7,533		100.0
Provision for doubtful accounts	721			910

Cash revenues(a)	6,926	100.0		6,623	100.0

Salaries and benefits	3,134	45.2	41.0	3,013	45.5	40.0
Supplies	1,234	17.8	16.1	1,206	18.2	16.0
Other operating expenses	1,268	18.4	16.6	1,184	17.9	15.7
% changes from prior year:
Revenues	1.5%
Cash revenues	4.6
Revenue per equivalent admission	1.1
Cash revenue per equivalent admission	4.1

	Nine Months
	2010			2009
		Non-GAAP % of	GAAP % of		Non-GAAP % of	GAAP % of
		Cash Revenues	Revenues		Cash Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$22,947		100.0	$22,447		100.0
Provision for doubtful accounts	2,073			2,583

Cash revenues(a)	20,874	100.0		19,864	100.0

Salaries and benefits	9,282	44.5	40.4	8,880	44.7	39.6
Supplies	3,685	17.7	16.1	3,627	18.3	16.2
Other operating expenses	3,696	17.6	16.1	3,410	17.1	15.1
% changes from prior year:
Revenues	2.2%
Cash revenues	5.1
Revenue per equivalent admission	1.3
Cash revenue per equivalent admission	4.2

(a)	Cash revenues is defined as reported revenues less the provision for doubtful accounts. We use cash revenues as an analytical indicator for purposes of assessing the effect of uninsured patient volumes, adjusted for the effect of both the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and the provision for doubtful accounts (which relates primarily to uninsured accounts), on our revenues and certain operating expenses, as a percentage of cash revenues. Variations in the revenue deductions related to uninsured accounts generally have the inverse effect on the provision for doubtful accounts. We increased our uninsured discount percentages during August 2009 and the resulting effects, for the third quarter and first nine months of 2010, were increases in uninsured discounts of $431 million and $1.316 billion, respectively, and declines in the provision for doubtful accounts of $189 million and $510 million, respectively, compared to the same periods for 2009. Cash revenues is commonly used as an analytical indicator within the health care industry. Cash revenues should not be considered as a measure of financial performance under generally accepted accounting principles. Because cash revenues is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, cash revenues, as presented, may not be comparable to other similarly titled measures of other health care companies.

(b)	Salaries and benefits, supplies and other operating expenses, as a percentage of cash revenues (a non-GAAP financial measure), present the impact on these ratios due to the adjustment of deducting the provision for doubtful accounts from reported revenues and results in these ratios being non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare certain operating expense categories as a percentage of cash revenues. Management finds this information useful to evaluate certain expense category trends without the influence of whether adjustments related to revenues for uninsured accounts are recorded as revenue adjustments (charity care and uninsured discounts) or operating expenses (provision for doubtful accounts), and thus the expense category trends are generally analyzed as a percentage of cash revenues. These non-GAAP financial measures should not be considered alternatives to GAAP financial measures. We believe this supplemental information provides management and the users of our financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2010 and 2009

Net income attributable to HCA Inc. totaled $243 million for the third quarter of 2010 compared to $196 million for the third quarter of 2009. Revenues increased 1.5% due to the combined impact of revenue per equivalent admission growth of 1.1% and an increase of 0.4% in equivalent admissions for the third quarter of 2010 compared to the third quarter of 2009. Cash revenues (reported revenues less the provision for doubtful accounts) increased 4.6% for the third quarter of 2010 compared to the third quarter of 2009.

For the third quarter of 2010, consolidated admissions and same facility admissions declined 1.0% and 0.6%, respectively, compared to the third quarter of 2009. Outpatient surgical volumes declined 2.5% on a consolidated basis and declined 1.8% on a same facility basis during the third quarter of 2010, compared to the third quarter of 2009. Consolidated and same facility inpatient surgeries declined 3.0% and 2.6%, respectively, in the third quarter of 2010, compared to the third quarter of 2009. Emergency department visits increased 1.1% on a consolidated basis and increased 1.2% on a same facility basis during the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009.

Salaries and benefits, as a percentage of revenues, were 41.0% in the third quarter of 2010 and 40.0% in the third quarter of 2009. Salaries and benefits, as a percentage of cash revenues, were 45.2% in the third quarter of 2010 and 45.5% in the third quarter of 2009. Salaries and benefits per equivalent admission increased 3.6% in the third quarter of 2010 compared to the third quarter of 2009. Same facility labor rate increases averaged 3.0% for the third quarter of 2010 compared to the third quarter of 2009.

Supplies, as a percentage of revenues, were 16.1% in the third quarter of 2010 and 16.0% in the third quarter of 2009. Supplies, as a percentage of cash revenues, were 17.8% in the third quarter of 2010 and 18.2% in the third quarter of 2009. Supply cost per equivalent admission increased 1.8% in the third quarter of 2010 compared to the third quarter of 2009. Supply costs per equivalent admission increased 4.2% for pharmacy supplies, 2.4% for medical devices and 2.0% for general medical and surgical items and declined 0.8% for blood products in the third quarter of 2010 compared to the third quarter of 2009.

Other operating expenses, as a percentage of revenues, increased to 16.6% in the third quarter of 2010 from 15.7% in the third quarter of 2009. Other operating expenses, as a percentage of cash revenues, increased to 18.4% in the third quarter of 2010 from 17.9% in the third quarter of 2009. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses includes $87 million and $57 million of indigent care costs in certain Texas markets during the third quarters of 2010 and 2009, respectively, and this increase is the primary component of the overall increase in other operating expenses. Provisions for losses related to professional liability risks were $56 million and $60 million for the third quarters of 2010 and 2009, respectively.

Provision for doubtful accounts declined $189 million, from $910 million in the third quarter of 2009 to $721 million in the third quarter of 2010, and as a percentage of revenues, declined to 9.4% in the third quarter of 2010 from 12.1% in the third quarter of 2009. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $476 million during the third quarter of 2010, compared to the third quarter of 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 26.4% for the third quarter of 2010, compared to 24.9% for the third quarter of 2009. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to review the related revenue deductions and the provision for doubtful accounts in combination, rather than separately. At September 30, 2010, our allowance for doubtful accounts represented approximately 93% of the $4.615 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2010 and 2009 (continued)

Equity in earnings of affiliates was $67 million and $53 million in the third quarters of 2010 and 2009, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization declined $2 million, from $354 million in the third quarter of 2009 to $352 million in the third quarter of 2010.

Interest expense increased from $510 million in the third quarter of 2009 to $525 million in the third quarter of 2010 due primarily to small increases in both the average debt balance and the average effective interest rate. Our average debt balance was $26.446 billion for the third quarter of 2010 compared to $26.139 billion for the third quarter of 2009. The average effective interest rate for our long term debt increased from 7.7% for the quarter ended September 30, 2009 to 7.9% for the quarter ended September 30, 2010.

During the third quarter of 2010, we recorded net losses on sales of facilities of $2 million. During the third quarter of 2009, no gains or losses on sales of facilities were recognized.

During the third quarters of 2010 and 2009, we recorded impairments of long-lived assets of $10 million and $3 million, respectively, to adjust the value of certain real estate investments to estimated fair value.

The effective tax rate was 37.0% and 40.2% for the third quarters of 2010 and 2009, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $78 million for the third quarter of 2009 to $82 million for the third quarter of 2010. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of a hospital joint venture in a Texas market.

Nine Months Ended September 30, 2010 and 2009

Net income attributable to HCA Inc. totaled $924 million in the nine months ended September 30, 2010 compared to $838 million in the nine months ended September 30, 2009. Revenues increased 2.2% due to the combined impact of revenue per equivalent admission growth of 1.3% and an increase of 0.9% in equivalent admissions for the first nine months of 2010 compared to the first nine months of 2009. Cash revenues (reported revenues less the provision for doubtful accounts) increased 5.1% in the nine months ended September 30, 2010 compared the nine months ended September 30, 2009.

For the first nine months of 2010, consolidated admissions declined 0.3% and same facility admissions remained unchanged, compared to the first nine months of 2009. Outpatient surgical volumes declined 1.7% and 1.5% on a consolidated basis and a same facility basis, respectively, during the first nine months of 2010, compared to the first nine months of 2009. Inpatient surgeries declined 1.7% both on both a consolidated basis and same facility basis during the first nine months of 2010, compared to the first nine months of 2009. Emergency department visits increased 1.5% on a consolidated basis and increased 1.7% on a same facility basis during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Salaries and benefits, as a percentage of revenues, were 40.4% in the first nine months of 2010 and 39.6% in the first nine months of 2009. Salaries and benefits, as a percentage of cash revenues, were 44.5% in the first nine months of 2010 and 44.7% in the first nine months of 2009. Salaries and benefits per equivalent admission increased 3.6% in the first nine months of 2010 compared to the first nine months of 2009. Same facility labor rate increases averaged 2.9% for the first nine months of 2010 compared to the first nine months of 2009.

Supplies, as a percentage of revenues, were 16.1% in the first nine months of 2010 and 16.2% in the first nine months of 2009. Supplies, as a percentage of cash revenues, were 17.7% in the first nine months of 2010 and 18.3% in the first nine months of 2009. Supply cost per equivalent admission increased 0.7% in the first nine months of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2010 and 2009 (continued)

2010 compared to the first nine months of 2009. Supply costs per equivalent admission increased 2.9% for medical devices and 3.4% for general medical and surgical items, blood products were unchanged and pharmacy supplies declined 1.2% in the first nine months of 2010 compared to the first nine months of 2009.

Other operating expenses, as a percentage of revenues, increased to 16.1% in the first nine months of 2010 from 15.1% in the first nine months of 2009. Other operating expenses, as a percentage of cash revenues, increased to 17.6% in the first nine months of 2010 from 17.1% in the first nine months of 2009. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses includes $268 million and $145 million of indigent care costs in certain Texas markets during the first nine months of 2010 and 2009, respectively, and this increase is the primary component of the overall increase in other operating expenses. Provisions for losses related to professional liability risks were $167 million and $154 million for the first nine months of 2010 and 2009, respectively.

Provision for doubtful accounts declined $510 million, from $2.583 billion in the first nine months of 2009 to $2.073 billion in the first nine months of 2010, and as a percentage of revenues, declined to 9.0% in the first nine months of 2010 from 11.5% in the first nine months of 2009. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $1.429 billion during the first nine months of 2010, compared to the first nine months of 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 25.3% for the first nine months of 2010, compared to 23.7% for the first nine months of 2009. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to review the related revenue deductions and the provision for doubtful accounts in combination, rather than separately. At September 30, 2010, our allowance for doubtful accounts represented approximately 93% of the $4.615 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable.

Equity in earnings of affiliates was $210 million and $182 million in the first nine months of 2010 and 2009, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization declined $5 million, from $1.067 billion in the first nine months of 2009 to $1.062 billion in the first nine months of 2010.

Interest expense increased from $1.487 billion in the first nine months of 2009 to $1.571 billion in the first nine months of 2010, due primarily to an increase in the average effective interest rate. Our average debt balance was $26.525 billion for the first nine months of 2010 compared to $26.452 billion for the first nine months of 2009. The average effective interest rate for our long term debt increased from 7.5% for the first nine months of 2009 to 7.9% for the first nine months of 2010.

During the first nine months of 2010 and 2009, we recorded net losses on sales of facilities of $2 million and $8 million, respectively.

During the first nine months of 2010, we recorded impairments of long-lived assets of $119 million, including impairment charges of $73 million for two hospital facilities and $35 million for capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. During the first nine months of 2009, we recorded asset impairment charges of $16 million to adjust the value of certain real estate investments to estimated fair value.

The effective tax rate was 34.6% and 36.4% for the first nine months of 2010 and 2009, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2010 and 2009 (continued)

consolidated partnerships. Our provision for income taxes for the first nine months of 2010 and 2009 was reduced by $50 million and $20 million, respectively, related to reductions in interest expense related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for the first nine months of 2010 and 2009 would have been 38.1% and 37.9%, respectively.

Net income attributable to noncontrolling interests increased from $233 million for the first nine months of 2009 to $255 million for the first nine months of 2010. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.611 billion in the first nine months of 2010 compared to $2.315 billion in the first nine months of 2009. The $296 million increase in cash provided by operating activities in the first nine months of 2010 compared to the first nine months of 2009 was primarily comprised of the net impact of the $108 million increase in net income, a $301 million decline from changes in operating assets and liabilities and the provision for doubtful accounts and a $475 million decrease in income taxes. We made $1.897 billion and $2.119 billion in combined interest and net tax payments in the first nine months of 2010 and 2009, respectively. Working capital totaled $2.221 billion at September 30, 2010 and $2.264 billion at December 31, 2009.

Cash used in investing activities was $398 million in the first nine months of 2010 compared to $807 million in the first nine months of 2009. Excluding acquisitions, capital expenditures were $860 million in the first nine months of 2010 and $915 million in the first nine months of 2009. We expended $35 million and $42 million for acquisitions of nonhospital health care facilities during the first nine months of 2010 and 2009, respectively. Capital expenditures are expected to approximate $1.400 billion in 2010. At September 30, 2010, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.240 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $26 million and $39 million from sales of hospitals and health care entities during the first nine months of 2010 and 2009, respectively. We received net cash flows from our investments of $473 million and $113 million in the first nine months of 2010 and 2009, respectively. During the first nine months of 2010, we liquidated certain investments of the insurance subsidiary in order to distribute $500 million of excess capital to the Company.

Cash used in financing activities totaled $2.148 billion during the first nine months of 2010 compared to $1.530 billion during the first nine months of 2009. During the first nine months of 2010, cash flows used in financing activities included payment of cash distributions to stockholders of $2.251 billion, increases in net borrowings of $402 million, payments of debt issuance costs of $25 million and distributions to noncontrolling interests of $282 million. During the first nine months of 2009, cash flows used in financing activities included reductions in net borrowings of $1.196 billion, payment of debt issuance costs of $68 million and distributions to noncontrolling interests of $254 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $26.079 billion at September 30, 2010. Our interest expense was $1.571 billion for the first nine months of 2010 and $1.487 billion for the first nine months of 2009. The increase in interest expense is due primarily to an increase in the average effective interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.157 billion and $2.198 billion available as of September 30, 2010 and October 31, 2010, respectively) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $798 million and $1.316 billion at September 30, 2010 and December 31, 2009, respectively. Investments

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

were reduced during 2010 as a result of the insurance subsidiary distributing $500 million of excess capital to the Company. The insurance subsidiary maintained net reserves for professional liability risks of $534 million and $590 million at September 30, 2010 and December 31, 2009, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $745 million and $679 million at September 30, 2010 and December 31, 2009, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $263 million. We estimate that approximately $130 million of the expected net claim payments during the next 12 months will relate to claims in the self-insured retention.

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

It is contemplated that, subject to applicable legal and contractual restrictions, during the fourth quarter of 2010, an approximate $2 billion distribution will be declared to the Company’s existing stockholders and holders of vested stock options. A portion of such distribution would be funded using funds available under the Company’s existing senior secured revolving credit facilities. The balance of such distribution, if any, would be funded with proceeds from new indebtedness contemplated to be incurred by a newly-created holding company for HCA. There can be no assurance that the incurrence of such indebtedness and related holding company restructuring and distribution will be completed on the terms contemplated, or at all.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $790 million and $8 million, respectively, at September 30, 2010. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2010, we had a net unrealized gain of $16 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At September 30, 2010, our wholly-owned insurance subsidiary had invested $260 million ($261 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $2.218 billion of long-term debt at September 30, 2010 was subject to variable rates of interest, while the remaining balance in long-term debt of $23.861 billion at September 30, 2010 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average effective interest rate for our long-term debt increased from 7.5% for the nine months ended September 30, 2009 to 7.9% for the nine months ended September 30, 2010.

The estimated fair value of our total long-term debt was $26.658 billion at September 30, 2010. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

earnings would be approximately $22 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

At September 30, 2010, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of our 2005 and 2006 federal income tax returns, including the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. Eight taxable periods of HCA and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of September 30, 2010. We expect the IRS Examination Division will begin an audit of our 2007, 2008 and 2009 federal income tax returns and one or more HCA affiliated partnerships during 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2010	2009

CONSOLIDATING
Number of hospitals in operation at:
March 31	154	155
June 30	154	155
September 30	154	155
December 31		155
Number of freestanding outpatient surgical centers in operation at:
March 31	98	97
June 30	98	97
September 30	96	97
December 31		97
Licensed hospital beds at(a):
March 31	38,719	38,763
June 30	38,636	38,793
September 30	38,636	38,829
December 31		38,839
Weighted average licensed beds(b):
Quarter:
First	38,687	38,811
Second	38,607	38,817
Third	38,645	38,829
Fourth		38,843
Year		38,825
Average daily census(c):
Quarter:
First	21,696	21,701
Second	20,418	20,577
Third	19,848	20,087
Fourth		20,256
Year		20,650
Admissions(d):
Quarter:
First	398,900	396,200
Second	385,200	387,400
Third	383,800	387,600
Fourth		385,300
Year		1,556,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2010	2009

Equivalent admissions(e):
Quarter:
First	615,500	610,200
Second	617,900	609,900
Third	617,700	615,100
Fourth		603,800
Year		2,439,000
Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second	4.8	4.8
Third	4.8	4.8
Fourth		4.8
Year		4.8
Emergency room visits(g):
Quarter:
First	1,367,100	1,359,700
Second	1,436,200	1,398,000
Third	1,457,100	1,441,200
Fourth		1,394,600
Year		5,593,500
Outpatient surgeries(h):
Quarter:
First	190,700	194,400
Second	198,600	200,200
Third	194,100	199,100
Fourth		200,900
Year		794,600
Inpatient surgeries(i):
Quarter:
First	122,500	122,600
Second	121,800	124,400
Third	121,600	125,300
Fourth		122,200
Year		494,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2010	2009

Days in accounts receivable(j):
Quarter:
First	46	47
Second	44	45
Third	44	43
Fourth		45
Year		45
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$31,054	$28,742
Second	30,731	28,500
Third	30,647	28,340
Fourth		30,100
Year		115,682
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	36%	38%
Second	38%	39%
Third	38%	38%
Fourth		36%
Year		38%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30	8	8
September 30	8	8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	8
June 30	8	8
September 30	8	8
December 31		8
Licensed hospital beds at:
March 31	2,369	2,367
June 30	2,369	2,369
September 30	2,369	2,369
December 31		2,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at September 30, 2010(n):
Medicare and Medicaid	13%	1%	1%
Managed care and other discounted	19	4	4
Uninsured	19	7	32

Total	51%	12%	37%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

(n)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $7.933 billion (each 1% is equivalent to approximately $79.33 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Civil Division of the Department of Justice (“DOJ”) has contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the Centers for Medicare & Medicaid Services criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 87 HCA hospitals; the review covers the period from October 2003 to the present. The review could potentially give rise to claims against the Company under the False Claims Act or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on the Company.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our repurchases of common stock from July 1, 2010 through September 30, 2010.

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

July 1, 2010 through July 31, 2010	60	$114.00	—	$—
August 1, 2010 through August 31, 2010	—	—	—	—
September 1, 2010 through September 30, 2010	—	—	—	—

Total for Third Quarter 2010	60	$114.00	—	$—

During the third quarter of 2010, we purchased 60 shares of common stock pursuant to the terms of the Management Stockholders Agreement and/or separation agreements and stock purchase agreements between former employees and the Company.

Item 5:	Other Information

On November 8, 2010, an amended and restated joinder agreement was entered into with respect to our senior secured revolving credit facility to establish a new replacement revolving credit series, which will mature on November 17, 2015. The replacement revolving credit commitments will become effective upon the earlier of (i) our receipt of all or a portion of the proceeds (including by way of contribution) from an initial public offering of the common stock of HCA Inc. or its direct or indirect parent company (the “IPO Proceeds Condition”) and (ii) May 17, 2012, subject to the satisfaction of certain other conditions. If the IPO Proceeds Condition has not been satisfied, on May 17, 2012 or, if the IPO Proceeds Condition has been satisfied prior to May 17, 2012, on November 17, 2012, the applicable ABR and LIBOR margins with respect to the replacement revolving loans will be increased from the applicable ABR and LIBOR margins of the existing revolving loans based upon the achievement of a certain leverage ratio, which level will decrease from the levels of the existing revolving loans.

Item 6:	Exhibits

(a) List of Exhibits:

Exhibit 4.1	—	Amended and Restated Joinder Agreement No. 1, dated as of November 8, 2010, among HCA Inc., the lending institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent.
Exhibit 31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

By:	/s/ R. Milton Johnson
R. Milton Johnson
Executive Vice President and
Chief Financial Officer

Date: November 9, 2010