Form 10-K
period 2010-12-31
HCA Holdings, Inc.
filed 2011-02-17
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11239

HCA HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3865930
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
One Park Plaza	37203
Nashville, Tennessee	(Zip Code)
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 1, 2011, there were approximately 94,889,400 shares of Registrant’s common stock outstanding. There is not a market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Information Statement in connection with its action on written consent of stockholders in lieu of an annual meeting are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

General

HCA Holdings, Inc. is one of the leading health care services companies in the United States. At December 31, 2010, we operated 164 hospitals, comprised of 158 general, acute care hospitals; five psychiatric hospitals; and one rehabilitation hospital. The 164 hospital total includes eight hospitals (seven general, acute care hospitals and one rehabilitation hospital) owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. In addition, we operated 106 freestanding surgery centers, nine of which are owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. Our facilities are located in 20 states and England.

The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization (as defined below) and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The term “affiliates” means direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

On November 17, 2006, HCA Inc. was acquired by a private investor group comprised of affiliates of or funds sponsored by Bain Capital Partners, LLC (“Bain Capital”), Kohlberg Kravis Roberts & Co. (“KKR”) and Merrill Lynch Global Private Equity (“MLGPE”), now BAML Capital Partners (each a “Sponsor”), Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”) and HCA founder Dr. Thomas F. Frist, Jr. (the “Frist Entities”), a group we collectively refer to as the “Investors,” and by members of management and certain other investors. We refer to the merger, the financing transactions related to the merger and other related transactions collectively as the “Recapitalization.” The merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. Our principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and our telephone number is (615) 344-9551.

Corporate Reorganization

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure (the “Corporate Reorganization”). We are the new parent company, and HCA Inc. is now our wholly-owned direct subsidiary. As part of the Corporate Reorganization, HCA Inc.’s outstanding shares of capital stock were automatically converted, on a share for share basis, into identical shares of our common stock. Our amended and restated certificate of incorporation, amended and restated by-laws, executive officers and board of directors are the same as HCA Inc.’s in effect immediately prior to the Corporate Reorganization, and the rights, privileges and interests of HCA Inc.’s stockholders remain the same with respect to us as the new holding company. Additionally, as a result of the

Corporate Reorganization, we are deemed the successor registrant to HCA Inc. under the Exchange Act, and shares of our common stock are deemed registered under Section 12(g) of the Exchange Act. As part of the Corporate Reorganization, we will become a guarantor but will not assume the debt of HCA Inc.’s outstanding secured notes.

We have assumed all of HCA Inc.’s obligations with respect to the outstanding shares previously registered on Form S-8 for distribution pursuant to HCA Inc.’s stock incentive plan and have also assumed HCA Inc.’s other equity incentive plans that provide for the right to acquire HCA Inc.’s common stock, whether or not exercisable. We have also assumed and agreed to perform HCA Inc.’s obligations under its other compensation plans and agreements pursuant to which HCA Inc. is to issue equity securities to its directors, officers, or employees. The agreements and plans we assumed were each deemed to be automatically amended as necessary to provide that references therein to HCA Inc. now refer to HCA Holdings, Inc. Consequently, following the Corporate Reorganization, the right to receive HCA Inc.’s common stock under its various compensation plans and agreements automatically converted into rights for the same number of shares of our common stock, with the same rights and conditions as the corresponding HCA Inc. rights prior to the Corporate Reorganization.

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

Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Holdings, Inc., One Park Plaza, Nashville, Tennessee 37203.

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our stockholders. To achieve these objectives, we align our efforts around the following growth agenda:

•	grow our presence in existing markets;

•	achieve industry-leading performance in clinical and satisfaction measures;

•	recruit and employ physicians to meet need for high quality health services;

•	continue to leverage our scale and market positions to enhance profitability; and

•	selectively pursue a disciplined development strategy.

Health Care Facilities

We currently own, manage or operate hospitals; freestanding surgery centers; diagnostic and imaging centers; radiation and oncology therapy centers; comprehensive rehabilitation and physical therapy centers; and various other facilities.

At December 31, 2010, we owned and operated 151 general, acute care hospitals with 38,321 licensed beds, and an additional seven general, acute care hospitals with 2,269 licensed beds are operated through joint ventures, which are accounted for using the equity method. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

At December 31, 2010, we operated five psychiatric hospitals with 506 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

We also operate outpatient health care facilities which include freestanding ambulatory surgery centers (“ASCs”), diagnostic and imaging centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of our strategy to develop comprehensive health care networks in select communities. Most of our ASCs are operated through partnerships or limited liability companies, with majority ownership of each partnership or limited liability company typically held by a general partner or subsidiary that is an affiliate of HCA.

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

We receive payment for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. The approximate percentages of our revenues from such sources were as follows:

	Year Ended
	December 31,
	2010	2009	2008

Medicare	24%	23%	23%
Managed Medicare	7	7	6
Medicaid	6	6	5
Managed Medicaid	4	4	3
Managed care and other insurers	53	52	53
Uninsured	6	8	10

Total	100%	100%	100%

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

Medicare

Inpatient Acute Care

Under the Medicare program, we receive reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. Under the hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). The Centers for Medicare & Medicaid Services (“CMS”) completed a two-year transition to full implementation of MS-DRGs to replace the previously used Medicare diagnosis related groups in an effort to better recognize severity of illness in Medicare payment rates. MS-DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. MS-DRG weights represent the average resources for a given MS-DRG relative to the average resources for all MS-DRGs. MS-DRG payments are adjusted for area wage differentials. Hospitals, other than those defined as “new,” receive PPS reimbursement for inpatient capital costs based on MS-DRG weights multiplied by a geographically adjusted federal rate. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments.

MS-DRG rates are updated and MS-DRG weights are recalibrated using cost relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) provides for annual decreases to the market basket, including a 0.25% reduction in 2010 for discharges occurring on or after April 1, 2010. The Health Reform Law also provides for the following reductions to the market basket update for each of the following federal fiscal years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, the Department of Health and Human Services (“HHS”) will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. Based upon the latest available data, federal fiscal year 2012 market basket reductions resulting from this productivity adjustment are likely to range from 1.0% to 1.4%. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019. A decrease in payments rates or an increase in rates that is below the increase in our costs may adversely affect the results of our operations.

For federal fiscal year 2010, CMS initially set the MS-DRG rate increase at the full market basket of 2.1%, but CMS reduced the increase to 1.85% for discharges occurring on or after April 1, 2010, as required by the Health Reform Law. For federal fiscal year 2011, CMS increased the MS-DRG rate for federal fiscal year 2011 by 2.35%, representing the full market basket of 2.6% minus the 0.25% reduction required by the Health Reform Law. CMS also applied a documentation and coding adjustment of negative 2.9% in federal fiscal year 2011 to account for increases in aggregate payments during implementation of the MS-DRG system. This reduction represents half of the documentation and coding adjustment that CMS intends to implement. CMS plans to recover the remaining 2.9% and interest in federal fiscal year 2012. The market basket update and the documentation and coding adjustment together result in an aggregate market basket adjustment for federal fiscal year 2011 of negative 0.55%. CMS has also announced that an additional prospective negative adjustment of 3.9% will be needed to avoid increased Medicare spending unrelated to patient severity of illness. CMS did not implement this additional 3.9% reduction in federal fiscal year 2011 but has stated that it will be required in the future.

Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. CMS has focused on payment levels for such specialties in recent years in part because of the proliferation of specialty hospitals. Changes in the payments received for specialty services could have an adverse effect on our results of operations.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provides for hospitals to receive a 2% reduction to their market basket updates if they fail to submit data for patient care quality indicators to the Secretary of HHS. As required by the Deficit Reduction Act of 2005 (“DRA 2005”), CMS has expanded, through a series of rulemakings, the number of quality measures that must be reported to avoid the market basket reduction. In federal fiscal year 2011, CMS requires hospitals to report 55 quality measures in order to avoid the market basket reduction for inpatient PPS payments in federal fiscal year 2012. All of our hospitals paid under the Medicare inpatient PPS are participating in the quality initiative by submitting the requested quality data. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

As part of CMS’ goal of transforming Medicare from a passive payer to an active purchaser of quality goods and services, for discharges occurring after October 1, 2008, Medicare no longer assigns an inpatient hospital discharge to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission. In this situation, the case is paid as though the secondary diagnosis was not present. Currently, there are ten categories of conditions on the list of HACs. In addition, CMS has established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. The Health Reform Law provides for reduced payments based on a hospital’s HAC rates. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive” readmissions within a time period specified by HHS from the date of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as excessive readmissions for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive” readmissions means and other terms and conditions of this program.

The Health Reform Law additionally establishes a value-based purchasing program to further link payments to quality and efficiency. In federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by HHS. HHS will determine the quality performance measures, the standards hospitals must achieve in order to meet the quality performance measures and the methodology for calculating payments to hospitals that meet the required quality threshold. HHS will also determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by the reductions related to the value-based purchasing program. On January 7, 2011, CMS issued a proposed rule for the value-based purchasing program that would use 17 clinical process of care measures and eight dimensions of a patient’s experience of care using the Hospital Consumer Assessment of Healthcare Providers and Systems (“HCAHPS”) survey to determine incentive payments for federal fiscal year 2013. As proposed, the incentive payments would be calculated based on a combination of measures of hospitals’ achievement of the performance standards and their improvement in meeting the performance standards compared to prior periods. To determine payments in federal fiscal year 2013, the baseline performance period (measurement standard) as proposed would be July 1, 2009 through March 31, 2010. To determine whether hospitals meet performance standards, CMS would compare each hospital’s performance in the period July 1, 2011 through March 31, 2012 to its performance in the baseline performance period. CMS has not yet proposed specific threshold values for the performance standards. CMS also proposes to add three outcome measures for federal fiscal year 2014, for which the performance period would be July 1, 2011 through December 31, 2012 and the baseline performance period would be July 1, 2008 through December 31, 2009.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. For federal fiscal year 2010, CMS established an outlier threshold of $23,140, and for federal fiscal year 2011, CMS reduced the outlier threshold to $23,075. We do not anticipate that the decrease to the outlier threshold for federal fiscal year 2011 will have a material impact on our results of operations.

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics, freestanding surgery centers services and services provided by independent diagnostic testing facilities.

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates were updated for calendar years 2008 and 2009 by market baskets of 3.30% and 3.60%, respectively. CMS updated payment rates for calendar year 2010 by the full market basket of 2.1%. However, the Health Reform Law includes a 0.25% reduction to the market basket for 2010. The Health Reform Law also provides for the following reductions to the market basket update for each of the following calendar years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For calendar year 2011, CMS implemented a market basket update of 2.6%. With the 0.25% reduction required by the Health Reform Law, this update results in a market basket increase of 2.35%. For calendar year 2012 and each subsequent calendar year, the Health Reform Law provides for an annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019. CMS continues to require hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS. CMS required hospitals to report data on 11 quality measures in calendar year 2010 for the payment determination in calendar year 2011 and requires hospitals to report 15 quality measures in calendar year 2011 to avoid reduced payments in calendar year 2012.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. CMS provided for a market basket update of 2.5% for federal fiscal year 2010. However, the Health

Reform Law requires a 0.25% reduction to the market basket for 2010 for discharges occurring on or after April 1, 2010. The Health Reform Law also provides for the following reductions to the market basket update for each of the following federal fiscal years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2011, CMS implemented a market basket update of 2.5%. With the 0.25% reduction required by the Health Reform Law, this update results in a market basket increase of 2.25% for federal fiscal year 2011. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the IRF PPS by $5.7 billion from 2010 to 2019. Beginning in federal fiscal year 2014, IRFs will be required to report quality measures to CMS or will receive a two percentage point reduction to the market basket update. As of December 31, 2010, we had one rehabilitation hospital, which is operated through a joint venture, and 43 hospital rehabilitation units.

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

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed under a prospective payment system (“IPF PPS”), a per diem payment, with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle, with each twelve month period referred to as a “rate year.” CMS issued a proposed rule that includes changing the IPF PPS from the rate year update cycle to a fiscal year schedule. If implemented as proposed, the rates for 2012 would be effective from July 1, 2011 through September 30, 2012, with future updates coinciding with the federal fiscal year (from October 1 through September 30). The rehabilitation, psychiatric and long-term care (“RPL”) market basket update is used to update the IPF PPS. The annual RPL market basket update for rate year 2010 was 2.1%, and the annual RPL market basket update for rate year 2011 is 2.4%. However, the Health Reform Law includes a 0.25% reduction to the market basket for rate year 2010 and again in 2011. The Health Reform Law also provides for the following reductions to the market basket update for rate years that begin in the following calendar years: 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For rate year 2012 and each subsequent rate year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the IPF PPS by $4.3 billion from 2010 to 2019. In a proposed rule, CMS proposes a market basket update of 3.0% for rate year 2012. If implemented as proposed, and with the 0.25% reduction required by the Health Reform Law, this would result in a market basket update of 2.75%. As of December 31, 2010, we had five psychiatric hospitals and 35 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. Effective January 1, 2008, ASC payment groups increased from nine clinically disparate payment groups to an extensive list of covered surgical procedures among the APCs used under the outpatient PPS for these surgical services. Because the new payment system has a significant impact on payments for certain procedures, for services previously in the nine payment groups, CMS has established a four-year transition period for implementing the required payment rates. Moreover, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. In addition, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. As a result, more Medicare procedures now performed in hospitals may be moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures now performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. The Health Reform Law requires HHS to issue a plan by January 1, 2011 for developing a value-based purchasing program for ASCs, but HHS has not yet publicly issued this plan. Such a program may further impact Medicare reimbursement of ASCs or increase our operating costs in order to satisfy the value-based standards. For federal fiscal year 2011 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be reduced by a productivity adjustment. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old).

Physician Services

Physician services are reimbursed under the physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. For calendar year 2011, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 24.9% to all physician payments under the PFS for federal fiscal year 2011. On December 15, 2010, President Obama signed legislation delaying application of the SGR until January 1, 2012. We cannot predict whether the U.S. Congress will intervene to prevent this reduction to payments in the future.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Beginning in federal fiscal year 2007, CMS adjusted 100% of the wage index factor for occupational mix. The redistributive impact of wage index changes, while slightly negative in the aggregate, is not anticipated to have a material financial impact for 2011. However, the Health Reform Law requires HHS to report to Congress by December 31, 2011 with recommendations on how to comprehensively reform the Medicare wage index system.

As required by the MMA, CMS is implementing contractor reform whereby CMS has competitively bid the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”), which are geographically assigned and service both Part A and Part B providers within a given jurisdiction. Although CMS has awarded initial contracts to all 15 MAC jurisdictions, full transition to the MAC jurisdictions has been delayed due to CMS resoliciting some bids and implementing other corrective actions in response to filed protests. While chain providers had the option of having all hospitals use one home office MAC, HCA chose to use the MACs assigned to the geographic areas in which our hospitals are located. The individual MAC jurisdictions are in varying phases of transition. During the transition periods and for a potentially unforeseen period thereafter, all of these changes could impact claims processing functions and the resulting cash flow; however, we are unable to predict the impact at this time.

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The RAC program was originally limited to certain states, but in 2010, CMS implemented the RAC program on a permanent, nationwide basis as required by statute.

The U.S. Congress has not permanently addressed the SGR reductions in physician compensation under the PFS. Any repeal of the SGR may be offset by reductions in Medicare payments to other types of providers.

Managed Medicare

Managed Medicare plans relate to situations where a private company contracts with CMS to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. In 2003, MMA increased reimbursement to managed Medicare plans and expanded Medicare beneficiaries’ health care options. Since 2003, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, the Medicare Improvements for Patients and Providers Act of 2008 imposed new restrictions and implemented focused cuts to certain managed Medicare plans. In addition, the Health Reform Law reduces, over a three year period, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. The Health Reform Law also implements fee payment adjustments based on service benchmarks and quality ratings. The Congressional Budget Office (“CBO”) has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reduction to be $145 billion. In addition, the Health Reform Law expands the RAC program to include managed Medicare plans. In light of the current economic downturn and the Health Reform Law, managed Medicare plans may experience reduced premium payments, which may lead to decreased enrollment in such plans.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Health Reform Law also requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level (“FPL”) by 2014. However, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. In addition, effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs.

Since most states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. The current economic downturn has increased the budgetary pressures on most states, and these budgetary pressures have resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. The American Recovery and Reinvestment Act of 2009 (“ARRA”) allocated approximately $87.0 billion to temporarily increase the share of program costs paid by the federal government to fund each state’s Medicaid program.

Although initially scheduled to expire at the end of 2010, Congress has allocated additional funds to extend this increased federal funding to states through June 2011. These funds have helped avoid more extensive program and reimbursement cuts, but the expiration of the increased federal funding could result in significant reductions to state Medicaid programs.

Further, as permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the FPL.

Through DRA 2005, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Among other things, DRA 2005 requires CMS to employ private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic regions and have commenced audits in states assigned to those regions. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities. The Health Reform Law expands the RAC program’s scope to include Medicaid claims.

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

Electronic Health Records

ARRA provides for Medicare and Medicaid incentive payments beginning in federal fiscal year 2011 for eligible hospitals and calendar year 2011 for eligible professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. A total of at least $20 billion in incentives is being made available through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals in the adoption of EHRs.

Under the Medicare incentive program, acute care hospitals that demonstrate meaningful use will receive incentive payments for up to four fiscal years. The Medicare incentive payment amount is the product of three factors: (1) an initial amount comprised of a base amount of $2,000,000 plus $200 for each acute care inpatient discharge during a payment year, beginning with a hospital’s 1,150th discharge of the year and ending with a hospital’s 23,000th discharge of the year; (2) the “Medicare share,” which is the sum of Medicare Part A and Part C acute care inpatient-bed-days divided by the product of the total inpatient-bed-days and a charity care factor; and (3) a transition factor applicable to the payment year. In order to maximize their incentive payments, acute care hospitals must participate in the incentive program by federal fiscal year 2013. Beginning in federal fiscal year 2015, acute care hospitals that fail to demonstrate meaningful use of certified EHR technology will receive reduced market basket updates under inpatient PPS.

Eligible professionals who demonstrate meaningful use are entitled to incentive payments for up to five payment years in an amount equal to 75% of their estimated Medicare allowed charges for covered professional services furnished during the relevant calendar year, subject to an annual limit. Eligible professionals must participate in the incentive payment program by calendar year 2012 in order to maximize their incentive payments and must participate by calendar year 2014 in order to receive any incentive payments. Beginning in calendar year

2015, eligible professionals who do not demonstrate meaningful use of certified EHR technology will face Medicare payment reductions.

The Medicaid EHR incentive program is voluntary for states to implement. For participating states, the Medicaid EHR incentive program will provide incentive payments for acute care hospitals and eligible professionals that meet certain volume percentages of Medicaid patients as well as children’s hospitals. Providers may only participate in a single state’s Medicaid EHR incentive program. Eligible professionals can only participate in either the Medicaid incentive program or the Medicare incentive program and can change this election only one time. Hospitals may participate in both the Medicare and Medicaid incentive programs.

To qualify for incentive payments under the Medicaid program, providers must adopt, implement, upgrade or demonstrate meaningful use of, certified EHR technology during their first participation year or successfully demonstrate meaningful use of certified EHR technology in subsequent participation years. Payments may be received for up to six participation years. For hospitals, the aggregate Medicaid EHR incentive amount is the product of two factors: (1) the overall EHR amount which is comprised of a base amount of $2,000,000 plus a discharge-related amount, multiplied by the Medicare share (which is set at one by statute) multiplied by a transition factor, and (2) the “Medicaid share,” which is the estimated Medicaid inpatient-bed days plus estimated Medicaid managed care inpatient bed-days, divided by the product of the estimated total inpatient bed-days and a charity care factor. Under the Medicaid incentive program, eligible professionals may receive payments based on their EHR costs, up to total amount of $63,750, or for pediatricians, $42,500. There is no penalty for hospitals or professionals under Medicaid for failing to meet EHR meaningful use requirements.

Accountable Care Organizations and Pilot Projects

The Health Reform Law requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”), beginning no later than January 1, 2012. The program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute and the Stark Law. The Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

The Health Reform Law requires HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. For example, HHS will determine what medical conditions will be included in the program and the amount of the payment for each condition. In addition, the Health Reform Law provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Disproportionate Share Hospital Payments

In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate share hospital (“DSH”) payments are determined annually based on certain statistical information required by HHS and are calculated as a percentage addition to MS-DRG payments. The primary method used by a hospital to qualify for Medicare DSH payments is a complex statutory formula that results in a DSH percentage that is applied to payments on MS-DRGs.

Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Each DSH hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care. It is difficult to predict the full impact of the Medicare DSH reductions. The CBO estimates $22 billion in reductions to Medicare DSH payments between 2010 and 2019, while for the same time period, CMS estimates reimbursement reductions totaling $50 billion.

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). How such cuts are allocated among the states and how the states allocate these cuts among providers, have yet to be determined.

TRICARE

TRICARE is the Department of Defense’s health care program for members of the armed forces. For inpatient services, TRICARE reimburses hospitals based on a DRG system modeled on the Medicare inpatient PPS. The Department of Defense has also implemented a PPS for hospital outpatient services furnished to TRICARE beneficiaries similar to that utilized for services furnished to Medicare beneficiaries. Because the Medicare outpatient PPS APC rates have historically been below TRICARE rates, the adoption of this payment methodology for TRICARE beneficiaries has reduced our reimbursement; however, TRICARE outpatient services do not represent a significant portion of our patient volumes.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 32%, 34% and 35% of our total admissions for the years ended December 31, 2010, 2009 and 2008, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received annual average yield increases of 5% to 6% from managed care payers during 2010, there can be no assurance that we will continue to receive increases in the future. It is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases.

Uninsured and Self-Pay Patients

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2010, approximately 82% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, as enacted, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements and incentives, which do not become effective until 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain coverage as a result of the law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and the payer mix. In addition, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges and possible amendment or repeal.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006

Number of hospitals at end of period(a)	156	155	158	161	166
Number of freestanding outpatient surgery centers at end of period(b)	97	97	97	99	98
Number of licensed beds at end of period(c)	38,827	38,839	38,504	38,405	39,354
Weighted average licensed beds(d)	38,655	38,825	38,422	39,065	40,653
Admissions(e)	1,554,400	1,556,500	1,541,800	1,552,700	1,610,100
Equivalent admissions(f)	2,468,400	2,439,000	2,363,600	2,352,400	2,416,700
Average length of stay (days)(g)	4.8	4.8	4.9	4.9	4.9
Average daily census(h)	20,523	20,650	20,795	21,049	21,688
Occupancy rate(i)	53%	53%	54%	54%	53%
Emergency room visits(j)	5,706,200	5,593,500	5,246,400	5,116,100	5,213,500
Outpatient surgeries(k)	783,600	794,600	797,400	804,900	820,900
Inpatient surgeries(l)	487,100	494,500	493,100	516,500	533,100

(a)	Excludes eight facilities in 2010, 2009, 2008 and 2007 and seven facilities in 2006 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Excludes nine facilities in 2010, 2007 and 2006 and eight facilities in 2009 and 2008 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the average number of patients in our hospital beds each day.

(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(j)	Represents the number of patients treated in our emergency rooms.

(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

Competition

Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. Additionally, in recent years the number of freestanding ASCs and diagnostic centers (including facilities owned by physicians) in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. In some cases, competing hospitals are more established than our hospitals. Some competing hospitals are owned by tax-supported government agencies and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals. In certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of our hospitals. We face increasing competition from specialty hospitals, some of which are physician-owned, and both our own and unaffiliated freestanding ASCs for market share in high margin services.

Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

Our strategies are designed to ensure our hospitals are competitive. We believe our hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered and prices charged. The Health Reform Law requires hospitals to publish annually a list of their standard charges for items and services. We have increased our focus on operating outpatient services with improved accessibility and more convenient service for patients, and increased predictability and efficiency for physicians.

Two of the most significant factors to the competitive position of a hospital are the number and quality of physicians affiliated with or employed by the hospital. Although physicians may at any time terminate their relationship with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, equipment, employees and services for physicians and patients.

Another major factor in the competitive position of a hospital is our ability to negotiate service contracts with purchasers of group health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on favorable terms. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. The trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. In addition, as various provisions of the Health Reform Law are implemented, including the establishment of American Health Benefit Exchanges (“Exchanges”) and limitations on rescissions of coverage and pre-existing condition exclusions, non-government payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases. The importance of obtaining contracts with managed care organizations varies from community to community, depending on the market strength of such organizations.

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

Admissions, average lengths of stay and reimbursement amounts continue to be negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, we intend to expand our facilities or acquire or construct new facilities where appropriate, to enhance the provision of a comprehensive array of outpatient services, offer market competitive pricing to private payer groups, upgrade facilities and equipment and offer new or expanded programs and services.

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

Federal Health Care Program Regulations

Participation in any federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal health care programs may be terminated, or civil and/or criminal penalties may be imposed.

Anti-kickback Statute

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or the intent to violate the law is not required. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (“FCA”).

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

Although we believe our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance regulatory authorities enforcing these laws will determine these financial arrangements comply with the Anti-kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act and other laws, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs.

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” reimbursable by Medicare or Medicaid unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. “Designated health services” include inpatient and outpatient hospital services, clinical laboratory services and radiology services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from the federal health care programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals after December 31, 2010. While the Health Reform Law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

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

Other Fraud and Abuse Provisions

HIPAA broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services and cost report fraud. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, billing Medicare amounts that are substantially in excess of a provider’s usual charges, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider, contracting with an individual or entity known to be excluded from a federal health care program, making or accepting a payment to induce a physician to reduce or limit services, and soliciting or receiving any remuneration in return for referring an individual for an item or service payable by a federal health care program. Like the Anti-kickback Statute, these provisions are very broad. Under the Health Reform Law, civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments and accurately prepare cost reports.

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

The Federal False Claims Act and Similar State Laws

The qui tam, or whistleblower, provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Further, the government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Reform Law, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Further, the Health Reform Law expands the scope of the FCA to cover payments in connection with the Exchanges to be created by the Health Reform Law, if those payments include any federal funds.

In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the FCA. The Health Reform Law clarifies this issue with respect to the Anti-kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the FCA. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws. In addition, federal law provides an incentive to states to enact false claims laws comparable to the FCA. A number of states in which we operate have adopted their own false claims provisions as well as their own whistleblower provisions under which a private party may file a civil lawsuit in state court. We have adopted and distributed policies pertaining to the FCA and relevant state laws.

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. Implementing the ICD-10 code sets will require significant administrative changes, but we believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. ARRA broadened the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. On July 14, 2010, HHS issued a proposed rule that would implement many of these ARRA provisions. If finalized, these changes would likely require amendments to existing agreements with business associates and would subject business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations. We currently enforce a HIPAA compliance plan, which we believe complies with HIPAA privacy and security requirements and under which a HIPAA compliance group monitors our compliance. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

As required by ARRA, HHS published an interim final rule on August 24, 2009, that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, the Federal Trade Commission (“FTC”) issued a final rule in October 2007 requiring financial institutions and creditors, which arguably included health providers and health plans, to implement written identity theft prevention programs to detect, prevent and mitigate identity theft in connection with certain accounts. The FTC delayed enforcement of this rule until December 31, 2010. In addition, on December 18, 2010, the Red Flag Program Clarification Act of 2010 became law, restricting the definition of a “creditor.” This law may exempt many hospitals from complying with the rule.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight health care fraud, waste and abuse, including $105 million for federal fiscal year 2011 and $65 million in federal fiscal year 2012. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

In addition to national enforcement initiatives, federal and state investigations have addressed a wide variety of routine health care operations such as: cost reporting and billing practices, including for Medicare outliers; financial arrangements with referral sources; physician recruitment activities; physician joint ventures; and hospital charges and collection practices for self-pay patients. We engage in many of these routine health care operations and other activities that could be the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources to our hospitals, and joint venture arrangements involving physician investors. Certain of our individual facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Any additional investigations of the Company, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.

Commencing in 1997, we became aware we were the subject of governmental investigations and litigation relating to our business practices. As part of the investigations, the United States intervened in a number of qui tam actions brought by private parties. The investigations related to, among other things, DRG coding, outpatient laboratory billing, home health issues, physician relations, cost report and wound care issues. The investigations were concluded through a series of agreements executed in 2000 and 2003 with the Criminal Division of the DOJ, the Civil Division of the DOJ, various U.S. Attorneys’ offices, CMS, a negotiating team representing states with claims against us, and others. In January 2001, we entered into an eight-year Corporate Integrity Act (“CIA”) with the Office of Inspector General of the Department of Health and Human Services, which expired January 24, 2009. We submitted our final report pursuant to the CIA on April 30, 2009, and in April 2010, we received notice from the OIG that our final report was accepted, relieving us of future obligations under the CIA. If the government were to determine that we violated or breached the CIA or other federal or state laws relating to Medicare, Medicaid or similar programs, we could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and other federal and state health care programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations and financial position.

Health Care Reform

As enacted, the Health Reform Law will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. More than 20 challenges to the Health Reform Law have been filed in federal courts. Some federal district courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the Health Reform Law intact. These lawsuits are subject to appeal, and several are currently on appeal, including those that hold the law unconstitutional. It is unclear how these lawsuits will be resolved. Further, Congress is considering bills that would repeal or revise the Health Reform Law.

Expanded Coverage

Based on CBO and CMS estimates, by 2019, the Health Reform Law will expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

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

The Health Reform Law also provides that the federal government will subsidize states that create non- Medicaid plans for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL.

Approved state plans will be eligible to receive federal funding. The amount of that funding per individual will be equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through one of the Exchanges, as discussed below.

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may, however, seek a waiver from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion

The expansion of health coverage through the private sector as a result of the Health Reform Law will occur through new requirements on health insurers, employers and individuals. Commencing January 1, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Effective January 1, 2011, each health plan must keep its annual nonmedical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, effective September 23, 2010, health insurers will not be permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old.

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

As enacted, the Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. By January 1, 2014, individuals will be required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance through the Exchanges will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.

To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on CBO and CMS estimates, between 29 and 31 million individuals will obtain their health insurance coverage through an Exchange by 2019. Of that amount, an estimated 16 million will be individuals who were previously uninsured, and 13 to 15 million will be individuals who switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in an Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

Payments for Hospitals and Ambulatory Surgery Centers

Inpatient Market Basket and Productivity Adjustment.  Under the Medicare program, hospitals receive reimbursement under a PPS for general, acute care hospital inpatient services. CMS establishes fixed PPS payment amounts per inpatient discharge based on the patient’s assigned MS-DRG. These MS-DRG rates are updated each federal fiscal year, which begins October 1, using a market basket index that takes into account inflation experienced by hospitals and other entities outside the health care industry in purchasing goods and services.

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

The second type of reduction to the market basket is a “productivity adjustment” that will be implemented by HHS beginning in federal fiscal year 2012. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for HHS to use in projecting the productivity figure. Based upon the latest available data, federal fiscal year 2012 market basket reductions resulting from this productivity adjustment are likely to range from 1% to 1.4%.

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

If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals. For example, for the federal fiscal year 2011 hospital inpatient PPS, the market basket increase to account for inflation is 2.6% and the aggregate reduction due to the Health Reform Law and the documentation and coding adjustment is 3.15%. Thus, the rates paid to a hospital for inpatient services in federal fiscal year 2011 will be 0.55% less than rates paid for the same services in the prior year.

Quality-Based Payment Adjustments and Reductions for Inpatient Services.  The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program will reward hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS considerable discretion over the value-based purchasing program. For example, HHS will determine the quality performance measures, the standards hospitals must achieve in order to meet the quality performance measures, and the methodology for calculating payments to hospitals that meet the required quality threshold. HHS will also determine how much money each hospital will receive from the pool of dollars created by the reductions related to the value-based purchasing program as described above. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. On January 7, 2011, CMS issued a proposed rule for the value-based purchasing program that would use 17 clinical process of care measures and eight dimensions of a patient’s experience of care using the HCAHPS survey to determine incentive payments for federal fiscal year 2013. As proposed, the incentive payments would be calculated based on a combination of measures of hospitals’ achievement of the performance standards and their improvement in meeting the performance standards compared to prior periods. To determine payments in federal fiscal year 2013, the baseline performance period (measurement standard) as proposed would be July 1, 2009 through March 31, 2010. To determine whether hospitals meet performance standards, CMS would compare each hospital’s performance in the period July 1, 2011 through March 31, 2012 to its performance in the baseline performance period. CMS has not yet proposed specific threshold values for the performance standards. CMS also proposes to add three outcome measures for federal fiscal year 2014, for which the performance period would be July 1, 2011 through December 31, 2012 and the baseline performance period would be July 1, 2008 through December 31, 2009.

Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive readmissions” within a time period specified by HHS from the date of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means and other terms and conditions of this program.

Third, reimbursement will be reduced based on a facility’s HAC rates. An HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

Outpatient Market Basket and Productivity Adjustment.  Hospital outpatient services paid under PPS are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above — the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients — e.g., 0.2% in 2015 — are the same for outpatients.

Medicare and Medicaid DSH Payments.  The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care.

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

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.

ACOs.  The Health Reform Law requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of ACOs. Beginning no later than January 1, 2012, the program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute and the Stark Law. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

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

Medicare Managed Care (Medicare Advantage or “MA”).  Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 22% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period, premium payments to the MA plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law implements fee payment adjustments based on service benchmarks and quality ratings. As a result of these changes, payments to MA plans are estimated to be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.

Specialty Hospital Limitations

Over the last decade, we have faced significant competition from hospitals that have physician ownership. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals after December 31, 2010. While the law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

Program Integrity and Fraud and Abuse

The Health Reform Law makes several significant changes to health care fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over the next 10 years to fight health care fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans and Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the rules for returning overpayments made by governmental health programs and expands FCA liability to include failure to timely repay identified overpayments.

Impact of Health Reform Law on the Company

The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Texas and Florida, where about one-half of the Company’s licensed beds are located. We also have a significant presence in other relatively low income eligibility states, including Georgia, Kansas, Louisiana, Missouri, Oklahoma and Virginia. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	how the value-based purchasing and other quality programs will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs at or above a specified minimum percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•	the possibility that implementation of the provisions expanding health insurance coverage or the entire Health Reform Law will be delayed due to court challenges or revised or eliminated as a result of court challenges and efforts to repeal or amend the law. More than 20 challenges to the Health Reform Law have been filed in federal courts. Some federal district courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the entire Health Reform Law void in its entirety or left the remainder of the Health Reform Law intact. These lawsuits are subject to appeal, and several are currently on appeal, including those that hold the law unconstitutional.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 40.7% of our revenues in 2010 were from Medicare and Medicaid, reductions to these programs may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute or by judicial decision prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket beginning in 2012 payment years;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs, in which we anticipate participating, will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•	whether the Company’s revenues from upper payment limit (“UPL”) programs will be adversely affected, because there may be fewer indigent, non-Medicaid patients for whom the Company provides services pursuant to UPL programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH Funding, and numerous other provisions in the Health Reform Law that may affect the Company. Further, it is unclear how efforts to repeal or revise the Health Reform Law and federal lawsuits challenging its constitutionality will be resolved or what the impact would be of any resulting changes to the law.

General Economic and Demographic Factors

The United States economy has weakened significantly in recent years. Depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits have forced federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and nonemergency health care procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables. The Health Reform Law seeks to decrease over time the number of uninsured individuals, by among other things requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment or repeal.

The health care industry is impacted by the overall United States economy. The federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on federal health care programs.

Compliance Program

We maintain a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the ethics and compliance program, we provide annual ethics and compliance training to our employees and encourage all employees to report any violations to their supervisor, an ethics and compliance officer or a toll-free telephone ethics line. The Health Reform Law requires providers to implement core elements of compliance program criteria to be established by HHS, on a timeline to be established by HHS, as a condition of enrollment in the Medicare or Medicaid programs, and we may have to modify our compliance programs to comply with these new criteria.

Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

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

Employees and Medical Staffs

At December 31, 2010, we had approximately 194,000 employees, including approximately 48,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2010, employees at 32 of our hospitals are represented by various labor unions. It is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

Executive Officers of the Registrant

As of February 11, 2011, our executive officers were as follows:

Name	Age	Position(s)

Richard M. Bracken	58	Chairman of the Board and Chief Executive Officer
R. Milton Johnson	54	President, Chief Financial Officer and Director
David G. Anderson	63	Senior Vice President — Finance and Treasurer
Victor L. Campbell	64	Senior Vice President
Jana J. Davis	52	Senior Vice President — Communications
Jon M. Foster	49	Group President
Charles J. Hall	57	Group President
Samuel N. Hazen	50	President — Operations
A. Bruce Moore, Jr.	50	Group President — Service Line and Operations Integration
Jonathan B. Perlin, M.D.	49	President — Clinical and Physician Services Group and Chief Medical Officer
W. Paul Rutledge	56	Group President
Joseph A. Sowell, III	54	Senior Vice President — Development
Joseph N. Steakley	56	Senior Vice President — Internal Audit Services
John M. Steele	55	Senior Vice President — Human Resources
Donald W. Stinnett	54	Senior Vice President and Controller
Juan Vallarino	50	Senior Vice President — Strategic Pricing and Analytics
Beverly B. Wallace	60	President — NewCo Business Solutions
Robert A. Waterman	57	Senior Vice President, General Counsel and Chief Labor Relations Officer
Noel Brown Williams	55	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	61	Senior Vice President and Chief Ethics and Compliance Officer

Richard M. Bracken has served as Chief Executive Officer of the Company since January 2009 and was appointed as Chairman of the Board in December 2009. Mr. Bracken served as President and Chief Executive Officer from January 2009 to December 2009. Mr. Bracken was appointed Chief Operating Officer in July 2001 and served as President and Chief Operating Officer from January 2002 to January 2009. Mr. Bracken served as President — Western Group of the Company from August 1997 until July 2001. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. Prior to 1995, Mr. Bracken served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.

R. Milton Johnson has served as President and Chief Financial Officer of the Company since February 2011 and was appointed as a director in December 2009. Mr. Johnson served as Executive Vice President and Chief Financial Officer from July 2004 to February 2011 and as Senior Vice President and Controller of the Company from July 1999 until July 2004. Mr. Johnson served as Vice President and Controller of the Company from November 1998 to July 1999. Prior to that time, Mr. Johnson served as Vice President — Tax of the Company from April 1995 to October 1998. Prior to that time, Mr. Johnson served as Director of Tax for Healthtrust, Inc. — The Hospital Company from September 1987 to April 1995.

David G. Anderson has served as Senior Vice President — Finance and Treasurer of the Company since July 1999. Mr. Anderson served as Vice President — Finance of the Company from September 1993 to July 1999 and was appointed to the additional position of Treasurer in November 1996. From March 1993 until September 1993, Mr. Anderson served as Vice President — Finance and Treasurer of Galen Health Care, Inc. From July 1988 to March 1993, Mr. Anderson served as Vice President — Finance and Treasurer of Humana Inc.

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

Jana J. Davis was appointed Senior Vice President — Communications in February 2011. Prior to that time, she served as Vice President of Communications for the Company from November 1997 to February 2011. Ms. Davis joined HCA in 1997 from Burson-Marsteller, where she was a Managing Director and served as Corporate Practice Chair for Latin American operations. Ms. Davis also held a number of Public Affairs positions in the George H.W. Bush and Reagan Administrations. Ms. Davis is an attorney and serves as chair of the Public Relations Committee for the Federation of American Hospitals.

Jon M. Foster was appointed Group President in February 2011. Prior to that, Mr. Foster served as Division President for the Central and West Texas Division from January 2006 to February 2011. Mr. Foster joined HCA in March 2001 as President and CEO of St. David’s HealthCare in Austin, Texas and served in that position until February 2011. Prior to joining the company, Mr. Foster served in various executive capacities within the Baptist Health System, Knoxville, Tennessee and The Methodist Hospital System in Houston, Texas.

Charles J. Hall was appointed Group President in October 2006; his formal title prior to February 2011 was President — Eastern Group. Prior to that time, Mr. Hall had served as President — North Florida Division since April 2003. Mr. Hall had previously served the Company as President of the East Florida Division from January 1999 until April 2003, as a Market President in the East Florida Division from January 1998 until December 1998, as President of the South Florida Division from February 1996 until December 1997, and as President of the Southwest Florida Division from October 1994 until February 1996, and in various other capacities since 1987.

Samuel N. Hazen was appointed President — Operations of the Company in February 2011. Mr. Hazen served as President — Western Group from July 2001 to February 2011 and as Chief Financial Officer — Western Group of the Company from August 1995 to July 2001. Mr. Hazen served as Chief Financial Officer — North Texas Division of the Company from February 1994 to July 1995. Prior to that time, Mr. Hazen served in various hospital and regional Chief Financial Officer positions with Humana Inc. and Galen Health Care, Inc.

A. Bruce Moore, Jr. was appointed Group President — Service Line and Operations Integration in February 2011. Mr. Moore had served as President — Outpatient Services Group since January 2006. Mr. Moore served as Senior Vice President and as Chief Operating Officer — Outpatient Services Group from July 2004 to January 2006 and as Senior Vice President — Operations Administration from July 1999 until July 2004. Mr. Moore served as Vice President — Operations Administration of the Company from September 1997 to July 1999, as Vice President — Benefits from October 1996 to September 1997, and as Vice President — Compensation from March 1995 until October 1996.

Dr. Jonathan B. Perlin was appointed President — Clinical and Physician Services Group and Chief Medical Officer in February 2011. Dr. Perlin had served as President — Clinical Services Group and Chief Medical Officer from November 2007 to February 2011 and as Chief Medical Officer and Senior Vice President — Quality of the Company from August 2006 to November 2007. Prior to joining the Company, Dr. Perlin served as Under Secretary for Health in the U.S. Department of Veterans Affairs since April 2004. Dr. Perlin joined the Veterans Health Administration in November 1999 where he served in various capacities, including as Deputy Under Secretary for Health from July 2002 to April 2004, and as Chief Quality and Performance Officer from November 1999 to September 2002.

W. Paul Rutledge was appointed as Group President in October 2005; his formal title prior to February 2011 was President — Central Group. Mr. Rutledge had served as President of the MidAmerica Division since January 2001. He served as President of TriStar Health System from June 1996 to January 2001 and served as President of Centennial Medical Center from May 1993 to June 1996. He has served in leadership capacities with HCA for more than 28 years, working with hospitals in the United States and London, England.

Joseph A. Sowell, III was appointed as Senior Vice President and Chief Development Officer of the Company in December 2009. From 1987 to 1996 and again from 1999 to 2009, Mr. Sowell was a partner at the law firm of

Waller Lansden Dortch & Davis where he specialized in the areas of health care law, mergers and acquisitions, joint ventures, private equity financing, tax law and general corporate law. He also co-managed the firm’s corporate and commercial transactions practice. From 1996 to 1999, Mr. Sowell served as the head of development, and later as the Chief Operating Officer of Arcon Healthcare.

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

Juan Vallarino was appointed Senior Vice President — Strategic Pricing and Analytics in February 2011. Prior to that time, Mr. Vallarino had served as Vice President — Strategic Pricing and Analytics since October 2006. Prior to that, Mr. Vallarino served as Vice President of Managed Care for the Western Group of the Company from January 1998 to October 2006.

Beverly B. Wallace was appointed President — NewCo Business Solutions in February 2011. From March 2006 until February 2011, Ms. Wallace served as President — Shared Services Group, and from January 2003 until March 2006, Ms. Wallace served as President — Financial Services Group. Ms. Wallace served as Senior Vice President — Revenue Cycle Operations Management of the Company from July 1999 to January 2003. Ms. Wallace served as Vice President — Managed Care of the Company from July 1998 to July 1999. From 1997 to 1998, Ms. Wallace served as President — Homecare Division of the Company. From 1996 to 1997, Ms. Wallace served as Chief Financial Officer — Nashville Division of the Company. From 1994 to 1996, Ms. Wallace served as Chief Financial Officer — Mid-America Division of the Company.

Robert A. Waterman has served as Senior Vice President and General Counsel of the Company since November 1997 and Chief Labor Relations Officer since March 2009. Mr. Waterman served as a partner in the law firm of Latham & Watkins from September 1993 to October 1997; he was Chair of the firm’s health care group during 1997.

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

We are highly leveraged. As of December 31, 2010, our total indebtedness was $28.225 billion. As of December 31, 2010, we had availability of $1.189 billion under our senior secured revolving credit facility and $125 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

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

In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.

We may find it necessary or prudent to refinance our outstanding indebtedness with longer-maturity debt at a higher interest rate. In February, April and August of 2009 and in March of 2010, for example, we issued $310 million in aggregate principal amount of 9 7/8% second lien notes due 2017, $1.500 billion in aggregate principal amount of 8 1/2% first lien notes due 2019, $1.250 billion in aggregate principal amount of 7 7/8% first lien notes due 2020 and $1.400 billion in aggregate principal amount of 7 1/4% first lien notes due 2020, respectively. The net proceeds of those offerings were used to prepay term loans under our cash flow credit facility, which currently bears interest at a lower floating rate. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial conditions. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

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

Under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance we will continue to meet those ratios. A breach of any of these covenants could result in a default under both the cash flow credit facility and the asset-based revolving credit facility. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders thereunder could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged a significant portion of our assets under our senior secured credit facilities and that collateral (other than certain European collateral securing our senior secured European term loan facility) is also pledged as collateral under our first lien notes. If any of the lenders under the senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance there will be sufficient assets to repay the senior secured credit facilities, the first lien notes and our other indebtedness.

Our hospitals face competition for patients from other hospitals and health care providers.

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. In addition, CMS publicizes on its Hospital Compare website performance data related to quality measures and data on patient satisfaction surveys hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. Further, the Health Reform Law requires all hospitals to annually establish, update and make public a list of the hospital’s standard charges for items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys or if our standard charges are higher than our competitors, our patient volumes could decline.

In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the facilities that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals face increasing competition from specialty hospitals, some of which are physician-owned, and from both our own and unaffiliated freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. In states that do not require a CON for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2010, our allowance for doubtful accounts represented approximately 93% of the $4.249 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $7.009 billion for 2008 to $8.362 billion for 2009 and to $9.626 billion for 2010.

A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations. Prior to the Health Reform Law being fully implemented, our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including the economic downturn and increase in unemployment. The Health Reform Law seeks to decrease, over time, the number of uninsured individuals. As enacted, the Health Reform Law will, effective January 1, 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. More than 20 challenges to the Health Reform Law have been filed in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal, and several are currently on appeal, including those that hold the law unconstitutional. It is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. In addition, even after implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government health care programs and certain others who may not have insurance coverage.

Changes in government health care programs may reduce our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived approximately 41% of our revenues from the Medicare and Medicaid programs in 2010. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. For example, CMS completed a two-year transition to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Medicare payments in federal fiscal year 2011 for inpatient hospital services are expected to be slightly lower than payments for the same services in federal fiscal year 2010, because of reductions resulting from the Health Reform Law and the MS-DRG implementation.

Since most states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current economic downturn has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the CHIP in many states. The Health Reform Law provides for material reductions to Medicaid DSH funding. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish Exchanges, and to participate in grants and other incentive opportunities.

In some cases, commercial third-party payers rely on all or portions of the MS-DRG system to determine payment rates, which may result in decreased reimbursement from some commercial third-party payers. Other changes to government health care programs may negatively impact payments from commercial third-party payers.

Current or future health care reform efforts, changes in laws or regulations regarding government health care programs, other changes in the administration of government health care programs and changes to commercial third-party payers in response to health care reform and other changes to government health care programs could have a material, adverse effect on our financial position and results of operations.

We are unable to predict the impact of the Health Reform Law, which represents a significant change to the health care industry.

As enacted, the Health Reform Law will change how health care services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Texas and Florida, where about one-half of the Company’s licensed beds are located. The Company also has a significant presence in other relatively low income eligibility states, including Georgia, Kansas, Louisiana, Missouri, Oklahoma and Virginia. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	how the value-based purchasing and other quality programs will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs at or above a specified minimum percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•	the possibility that implementation of the provisions expanding health insurance coverage or the entire Health Reform Law will be delayed due to court challenges or revised or eliminated as a result of court challenges and efforts to repeal or amend the law. More than 20 challenges to the Health Reform Law have been filed in federal courts. Some federal district courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal, and several are currently on appeal, including those that hold the law unconstitutional.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 40.7% of our revenues in 2010 were from Medicare and Medicaid, reductions to these programs may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute or by judicial decision prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket beginning in 2012 payment years;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs, in which we anticipate participating, will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•	whether the Company’s revenues from UPL programs will be adversely affected, because there may be fewer indigent, non-Medicaid patients for whom the Company provides services pursuant to UPL programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending, reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect the Company. Further, it is unclear how efforts to repeal or revise the Health Reform Law and federal lawsuits challenging its constitutionality will be resolved or what the impact would be of any resulting changes to the law.

If we are unable to retain and negotiate favorable contracts with nongovernment payers, including managed care plans, our revenues may be reduced.

Our ability to obtain favorable contracts with nongovernment payers, including health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers accounted for 53.7% and 53.4% of our revenues for 2010 and 2009, respectively. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, nongovernment payers increasingly may demand reduced fees. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals at any time. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our hospitals face competition for staffing, which may increase labor costs and reduce profitability.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Certain proposed changes in federal labor laws, including the Employee Free Choice Act, could increase the likelihood of employee unionization attempts. To the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	relationships with physicians and other referral sources;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors; and

•	addition of facilities and services.

Among these laws are the federal Anti-kickback Statute, the federal physician self-referral law (commonly called the Stark Law), the federal FCA and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot provide assurance that every relationship complies fully with the Stark Law. Unlike the Anti-kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.

Additionally, if we violate the Anti-kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit. See Item 1, “Business — Regulation and Other Factors.”

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

We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of, or amendment to, these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material, adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.

We have been and could become the subject of governmental investigations, claims and litigation.

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the FCA, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

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

As required by statute, CMS has implemented the RAC program on a nationwide basis. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities.

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

Our overall business results may suffer from the economic downturn.

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

There is a trend in the health care industry towards value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

Effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The Health Reform Law also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Health Reform Law requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in federal fiscal year 2013 and increasing by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. As proposed by CMS, the value-based purchasing program will initially calculate incentive payments based on hospitals’ achievement of 17 clinical process of care measures and eight dimensions of a patient’s experience of care using the HCAHPS survey and their improvement in meeting these standards compared to prior periods. For federal fiscal year 2013, CMS estimates the value-based purchasing program will redistribute $850 million among the nation’s hospitals.

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

Any system failure that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy and security laws, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

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

As required by the ARRA, the Secretary of HHS is in the process of developing and implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified EHR technology. HHS intends to use the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. During 2011, we anticipate receiving Medicare and Medicaid incentive payments for being a meaningful user of certified EHR technology. We anticipate a majority of 2011 incentive payments will be received and recognized as revenues during the fourth quarter of 2011. Medicare and Medicaid incentive payments for our eligible hospitals and professionals are estimated to range from $275 million to $325 million for 2011. Actual incentive payments could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by CMS and our ability to implement and demonstrate meaningful use of certified EHR technology.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of revenues. We estimate that operating expenses to implement our certified EHR technology and meet meaningful use will range from $125 million to $150 million for 2011. Actual operating expenses could vary from these estimates. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Failure to implement certified EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

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

We operated 164 hospitals at December 31, 2010, and 74 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 52% of our consolidated revenues for the year ended December 31, 2010. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida, Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm, and the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

We may be subject to liabilities from claims by the Internal Revenue Service.

We are currently contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, eight taxable periods of HCA Inc. and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are currently pending before the IRS Examination Division. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in December 2010.

Management believes HCA Holdings, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position.

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

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $734 million and $8 million, respectively, at December 31, 2010. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2010, we had a net unrealized gain of $10 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2010, our wholly-owned insurance subsidiary had invested $250 million ($251 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

As of December 31, 2010, the Investors indirectly owned approximately 96.8% of our capital stock due to the Recapitalization. As a result, the Investors have control over our decisions to enter into any significant corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness or sell assets.

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

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2010:

State	Hospitals	Beds

Alaska	1	250
California	5	1,637
Colorado	7	2,259
Florida	38	9,808
Georgia	11	1,946
Idaho	2	481
Indiana	1	278
Kansas	4	1,286
Kentucky	2	384
Louisiana	6	1,264
Mississippi	1	130
Missouri	6	1,055
Nevada	3	1,074
New Hampshire	2	295
Oklahoma	2	793
South Carolina	3	740
Tennessee	12	2,345
Texas	36	10,410
Utah	6	968
Virginia	10	3,089
International
England	6	704

	164	41,196

In addition to the hospitals listed in the above table, we directly or indirectly operate 106 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and three of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and the first lien secured notes we issued in 2009 and 2010. These three other properties are also subject to second mortgages to support our obligations under the second lien secured notes we issued in 2006 and 2009.

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

Government Investigations, Claims and Litigation

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal FCA, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

The Civil Division of the DOJ has contacted us in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the CMS criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 95 HCA hospitals; the review covers the period from October 2003 to the present. The review could potentially give rise to claims against us under the federal FCA or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on us.

New Hampshire Hospital Merger Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 Recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the Recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. The court will now conduct additional proceedings to determine whether any harm has flowed from the alleged breach, and if so, what the appropriate remedy should be. The court may consider whether to, among other things, award monetary damages, rescind or undo the 1999 intra-corporate transfer or give the Foundation a right to purchase hospital assets at a price to be determined (which the Foundation asserts should be below the fair market value of the hospital). The trial for the remedies phase is currently set for May 2011.

General Liability and Other Claims

We are a party to certain proceedings relating to claims for income taxes and related interest before the IRS Appeals Division. For a description of those proceedings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes” and Note 5 to our consolidated financial statements.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 1, 2011, there were 669 holders of our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a description of the restrictions on our ability to pay dividends. We did not pay any dividends in 2008 or 2009.

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

On November 23, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of stock options. The distribution was $20.00 per share and vested stock option, or approximately $2.1 billion in the aggregate. The distribution to stockholders and holders of vested options was paid on December 1, 2010 to holders of record on November 24, 2010. The distribution was funded using the proceeds from the November 2010 issuance of $1.525 billion aggregate principal amount of 7 3/4% senior notes due 2021, together with borrowings under our existing senior secured credit facilities. Pursuant to the terms of our stock option plans, the holders of nonvested options received $20.00 per share reductions (subject to certain tax imitations that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable stock options) to the exercise price of the share-based awards.

During the quarter ended December 31, 2010, we issued and sold 80,750 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $1,029,563 resulting in 46,319 net settled shares. We also issued and sold 186,533 shares of common stock in connection with the cash exercise of stock options for aggregate consideration of $2,378,296. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

There were no repurchases of our common stock from October 1, 2010 through December 31, 2010.

Item 6.	Selected Financial Data

HCA HOLDINGS, INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions, except per share amounts)

	2010	2009	2008	2007	2006

Summary of Operations:
Revenues	$30,683	$30,052	$28,374	$26,858	$25,477

Salaries and benefits	12,484	11,958	11,440	10,714	10,409
Supplies	4,961	4,868	4,620	4,395	4,322
Other operating expenses	5,004	4,724	4,554	4,233	4,056
Provision for doubtful accounts	2,648	3,276	3,409	3,130	2,660
Equity in earnings of affiliates	(282)	(246)	(223)	(206)	(197)
Gains on sales of investments	—	—	—	—	(243)
Depreciation and amortization	1,421	1,425	1,416	1,426	1,391
Interest expense	2,097	1,987	2,021	2,215	955
Losses (gains) on sales of facilities	(4)	15	(97)	(471)	(205)
Impairments of long-lived assets	123	43	64	24	24
Transaction costs	—	—	—	—	442

	28,452	28,050	27,204	25,460	23,614

Income before income taxes	2,231	2,002	1,170	1,398	1,863
Provision for income taxes	658	627	268	316	626

Net income	1,573	1,375	902	1,082	1,237
Net income attributable to noncontrolling interests	366	321	229	208	201

Net income attributable to HCA Holdings, Inc.	$1,207	$1,054	$673	$874	$1,036

Per common share data:
Basic earnings per share	$12.75	$11.16	$7.16	$9.31	(a)
Diluted earnings per share	12.43	10.99	7.04	9.15	(a)
Cash dividends declared per share	42.50	—	—	—	(a)
Financial Position:
Assets	$23,852	$24,131	$24,280	$24,025	$23,675
Working capital	2,650	2,264	2,391	2,356	2,502
Long-term debt, including amounts due within one year	28,225	25,670	26,989	27,308	28,408
Equity securities with contingent redemption rights	141	147	155	164	125
Noncontrolling interests	1,132	1,008	995	938	907
Stockholders’ deficit	(10,794)	(7,978)	(9,260)	(9,600)	(10,467)
Cash Flow Data:
Cash provided by operating activities	$3,085	$2,747	$1,990	$1,564	$1,988
Cash used in investing activities	(1,039)	(1,035)	(1,467)	(479)	(1,307)
Capital expenditures	(1,325)	(1,317)	(1,600)	(1,444)	(1,865)
Cash used in financing activities	(1,947)	(1,865)	(451)	(1,326)	(383)

	2010	2009	2008	2007	2006

Operating Data:
Number of hospitals at end of period(b)	156	155	158	161	166
Number of freestanding outpatient surgical centers at end of period(c)	97	97	97	99	98
Number of licensed beds at end of period(d)	38,827	38,839	38,504	38,405	39,354
Weighted average licensed beds(e)	38,655	38,825	38,422	39,065	40,653
Admissions(f)	1,554,400	1,556,500	1,541,800	1,552,700	1,610,100
Equivalent admissions(g)	2,468,400	2,439,000	2,363,600	2,352,400	2,416,700
Average length of stay (days)(h)	4.8	4.8	4.9	4.9	4.9
Average daily census(i)	20,523	20,650	20,795	21,049	21,688
Occupancy(j)	53%	53%	54%	54%	53%
Emergency room visits(k)	5,706,200	5,593,500	5,246,400	5,116,100	5,213,500
Outpatient surgeries(l)	783,600	794,600	797,400	804,900	820,900
Inpatient surgeries(m)	487,100	494,500	493,100	516,500	533,100
Days revenues in accounts receivable(n)	46	45	49	53	53
Gross patient revenues(o)	$125,640	$115,682	$102,843	$92,429	$84,913
Outpatient revenues as a % of patient revenues(p)	38%	38%	37%	37%	36%

(a)	Due to our November 2006 Merger and Recapitalization, our capital structure and share-based compensation plans for periods before and after the Recapitalization are not comparable; therefore, we are presenting earnings and dividends declared per share information only for periods subsequent to the Recapitalization.

(b)	Excludes eight facilities in 2010, 2009, 2008 and 2007 and seven facilities in 2006 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Excludes nine facilities in 2010, 2007 and 2006 and eight facilities in 2009 and 2008 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(d)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(e)	Represents the average number of licensed beds, weighted based on periods owned.

(f)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(g)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(h)	Represents the average number of days admitted patients stay in our hospitals.

(i)	Represents the average number of patients in our hospital beds each day.

(j)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(k)	Represents the number of patients treated in our emergency rooms.

(l)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(m)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(n)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of the allowance for doubtful accounts, at the end of the period divided by revenues per day.

(o)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(p)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The selected financial data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA Holdings, Inc. which should be read in conjunction with the following discussion and analysis. The terms “HCA,” “Company,” “we,” “our,” or “us,” as used herein, refer HCA Inc. and our affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and our affiliates after the Corporate Reorganization unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners.

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of our substantial indebtedness incurred to finance the Recapitalization and distributions to stockholders and the ability to refinance such indebtedness on acceptable terms, (3) the effects related to the enactment of the Health Reform Law, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (4) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in revenue mix, including potential declines in the population covered under managed care agreements and the ability to enter into and renew managed care provider agreements on acceptable terms, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, and (20) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2010 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $1.207 billion for 2010, compared to $1.054 billion for 2009. The 2010 results include net gains on sales of facilities of $4 million and impairments of long-lived assets of

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2010 Operations Summary (Continued)

$123 million. The 2009 results include net losses on sales of facilities of $15 million and impairments of long-lived assets of $43 million.

Revenues increased to $30.683 billion for 2010 from $30.052 billion for 2009. Revenues increased 2.1% on both a consolidated basis and on a same facility basis for 2010, compared to 2009. The consolidated revenues increase can be attributed to the combined impact of a 0.9% increase in revenue per equivalent admission and a 1.2% increase in equivalent admissions. The same facility revenues increase resulted from a 0.6% increase in same facility revenue per equivalent admission and a 1.4% increase in same facility equivalent admissions.

During 2010, consolidated admissions declined 0.1% and same facility admissions increased 0.1%, compared to 2009. Inpatient surgical volumes declined 1.5% on a consolidated basis and declined 1.4% on a same facility basis during 2010, compared to 2009. Outpatient surgical volumes declined 1.4% on a consolidated basis and declined 1.2% on a same facility basis during 2010, compared to 2009. Emergency room visits increased 2.0% on a consolidated basis and increased 2.1% on a same facility basis during 2010, compared to 2009.

For 2010, the provision for doubtful accounts declined $628 million, to 8.6% of revenues from 10.9% of revenues for 2009. The combined self-pay revenue deductions for charity care and uninsured discounts increased $1.892 billion for 2010, compared to 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of net revenues, uninsured discounts and charity care, was 25.6% for 2010, compared to 23.8% for 2009. Same facility uninsured admissions increased 5.4% and same facility uninsured emergency room visits increased 1.2% for 2010, compared to 2009.

Interest expense totaled $2.097 billion for 2010, compared to $1.987 billion for 2009. The $110 million increase in interest expense for 2010 was due primarily to an increase in the average effective interest rate.

Cash flows from operating activities increased $338 million, from $2.747 billion for 2009 to $3.085 billion for 2010. The increase related primarily to the net impact of improvements from a $198 million increase in net income and a $547 million reduction in income tax payments, offsetting a $384 million net decline from changes in working capital items and the provision for doubtful accounts.

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our stockholders. To achieve these objectives, we align our efforts around the following growth agenda:

Grow Our Presence in Existing Markets.  We believe we are well positioned in a number of large and growing markets that will allow us the opportunity to generate long-term, attractive growth through the expansion of our presence in these markets. We plan to continue recruiting and strategically collaborating with the physician community and adding attractive service lines such as cardiology, emergency services, oncology and women’s services. Additional components of our growth strategy include expanding our footprint through developing various outpatient access points, including surgery centers, rural outreach, freestanding emergency departments and walk-in clinics. Since our Recapitalization, we have invested significant capital into these markets and expect to continue to see the benefit of this investment.

Achieve Industry-Leading Performance in Clinical and Satisfaction Measures.  Achieving high levels of patient safety, patient satisfaction and clinical quality are central goals of our business model. To achieve these goals, we have implemented a number of initiatives including infection reduction initiatives, hospitalist programs, advanced health information technology and evidence-based medicine programs. We routinely analyze operational practices from our best-performing hospitals to identify ways to implement organization-wide performance

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (Continued)

improvements and reduce clinical variation. We believe these initiatives will continue to improve patient care, help us achieve cost efficiencies, grow our revenues and favorably position us in an environment where our constituents are increasingly focused on quality, efficacy and efficiency.

Recruit and Employ Physicians to Meet Need for High Quality Health Services.  We depend on the quality and dedication of the health care providers and other team members who serve at our facilities. We believe a critical component of our growth strategy is our ability to successfully recruit and strategically collaborate with physicians and other professionals to provide high quality care. We attract and retain physicians by providing high quality, convenient facilities with advanced technology, by expanding our specialty services and by building our outpatient operations. We believe our continued investment in the employment, recruitment and retention of physicians will improve the quality of care at our facilities.

Continue to Leverage Our Scale and Market Positions to Enhance Profitability.  We believe there is significant opportunity to continue to grow the profitability of our company by fully leveraging the scale and scope of our franchise. We are currently pursuing next generation performance improvement initiatives such as contracting for services on a multistate basis and expanding our support infrastructure for additional clinical and support functions, such as physician credentialing, medical transcription and electronic medical recordkeeping. We believe our centrally managed business processes and ability to leverage cost-saving practices across our extensive network will enable us to continue to manage costs effectively. We are in the process of creating a subsidiary that will leverage key components of our support infrastructure, including revenue cycle management, healthcare group purchasing, supply chain management and staffing functions, by offering these services to other hospital companies.

Selectively Pursue a Disciplined Development Strategy.  We continue to believe there are significant growth opportunities in our markets. We will continue to provide financial and operational resources to successfully execute on our in-market opportunities. To complement our in-market growth agenda, we intend to focus on selectively developing and acquiring new hospitals, outpatient facilities and other health care service providers. We believe the challenges faced by the hospital industry may spur consolidation and we believe our size, scale, national presence and access to capital will position us well to participate in any such consolidation. We have a strong record of successfully acquiring and integrating hospitals and entering into joint ventures and intend to continue leveraging this experience.

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

HCA HOLDINGS, INC.

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

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to patients who are financially unable to pay for the health care services they receive. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, as enacted, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements or incentives, which do not become effective until 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including the outcome of court challenges to the constitutionality of the law and Congressional efforts to amend or repeal the law, how many previously uninsured individuals will obtain coverage as a result of the law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and the payer mix.

We do not pursue collection of amounts related to patients who meet our guidelines to qualify as charity care; therefore, they are not reported in revenues. Patients treated at our hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. We provide discounts from our gross charges to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. After the discounts are applied, we are still unable to collect a significant portion of uninsured patients’ accounts, and we record significant provisions for doubtful accounts (based upon our historical collection experience) related to uninsured patients in the period the services are provided.

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $52 million, $40 million and $32 million in 2010, 2009 and 2008, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $50 million, $60 million and $35 million in 2010, 2009 and 2008, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements and disproportionate-share funds will result in increases to revenues within generally similar ranges.

HCA HOLDINGS, INC.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At December 31, 2010 and 2009, the allowance for doubtful accounts represented approximately 93% and 94%, respectively, of the $4.249 billion and $5.176 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

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

	2010	2009	2008

Provision for doubtful accounts	$2,648	$3,276	$3,409
Uninsured discounts	4,641	2,935	1,853
Charity care	2,337	2,151	1,747

Totals	$9,626	$8,362	$7,009

The provision for doubtful accounts, as a percentage of revenues, declined from 12.0% for 2008 to 10.9% for 2009 and declined to 8.6% for 2010. Our decision to increase uninsured discounts during the second half of 2009 has directly contributed to the decline in the provision for doubtful accounts. However, the sum of the provision for

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)

doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of net revenues, uninsured discounts and charity care increased from 21.9% for 2008 to 23.8% for 2009 and to 25.6% for 2010.

Days revenues in accounts receivable were 46 days, 45 days and 49 days at December 31, 2010, 2009 and 2008, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

The approximate breakdown of accounts receivable by payer classification as of December 31, 2010 and 2009 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91—180 Days	Over 180 Days

Accounts receivable aging at December 31, 2010:
Medicare and Medicaid	14%	1%	1%
Managed care and other insurers	21	4	4
Uninsured	17	8	30

Total	52%	13%	35%

Accounts receivable aging at December 31, 2009:
Medicare and Medicaid	12%	1%	1%
Managed care and other insurers	18	4	4
Uninsured	13	8	39

Total	43%	13%	44%

Our decisions, to increase uninsured discounts and to reduce the length of time accounts are left with our secondary collection agency, have contributed to improvements in our accounts receivable aging trends, particularly for our uninsured accounts receivable.

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $5 million per occurrence self-insured retention. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Our professional liability reserves, net of receivables under reinsurance contracts, do not include amounts for any estimated losses covered by our excess insurance coverage. Provisions for losses related to professional liability risks were $222 million, $211 million and $175 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The estimated ultimate cost includes estimates of direct expenses and fees paid to outside counsel and experts, but does not include the general overhead costs of our insurance subsidiary or corporate office. Individual case reserves are established based upon the particular circumstances of each reported claim and represent our estimates of the future costs that will be paid on

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Claims (Continued)

reported claims. Case reserves are reduced as claim payments are made and are adjusted upward or downward as our estimates regarding the amounts of future losses are revised. Once the case reserves for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, and geographic location of our hospitals. Several actuarial methods are employed to utilize this data to produce estimates of ultimate losses and reserves for incurred but not reported claims, including: paid and incurred extrapolation methods utilizing paid and incurred loss development to estimate ultimate losses; frequency and severity methods utilizing paid and incurred claims development to estimate ultimate average frequency (number of claims) and ultimate average severity (cost per claim); and Bornhuetter-Ferguson methods which add expected development to actual paid or incurred experience to estimate ultimate losses. These methods use our company-specific historical claims data and other information. Company-specific claim reporting and settlement data collected over an approximate 20-year period is used in our reserve estimation process. This company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, professional liability retentions for each policy year, geographic information and other data.

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.067 billion to $1.276 billion at December 31, 2010 and $1.024 billion to $1.270 billion at December 31, 2009. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $16 million or reduce the reserve estimate by $15 million. A 2% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $71 million or reduce the reserve estimate by $65 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,700 and 2,600 individual claims at December 31, 2010 and 2009, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and payment of final settlement for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-settlement timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.262 billion and $1.322 billion at December 31, 2010 and 2009, respectively. The current portion of these reserves, $268 million and $265 million at December 31, 2010 and 2009, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent reinsurers do not meet their obligations. Reserves for professional liability risks (net of $14 million and $53 million receivable under reinsurance contracts at December 31, 2010 and 2009, respectively) were $1.248 billion and $1.269 billion at December 31, 2010 and 2009, respectively. The estimated total net reserves for professional liability risks at

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Claims (Continued)

December 31, 2010 and 2009 are comprised of $758 million and $680 million, respectively, of case reserves for known claims and $490 million and $589 million, respectively, of reserves for incurred but not reported claims.

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2010	2009	2008

Net reserves for professional liability claims, January 1	$1,269	$1,330	$1,469
Provision for current year claims	272	258	239
Favorable development related to prior years’ claims	(50)	(47)	(64)

Total provision	222	211	175

Payments for current year claims	7	4	7
Payments for prior years’ claims	236	268	307

Total claim payments	243	272	314

Net reserves for professional liability claims, December 31	$1,248	$1,269	$1,330

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

HCA HOLDINGS, INC.

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

Revenues increased 2.1% to $30.683 billion for 2010 from $30.052 billion for 2009 and increased 5.9% for 2009 from $28.374 billion for 2008. The increase in revenues in 2010 can be primarily attributed to the combined impact of a 0.9% increase in revenue per equivalent admission and a 1.2% increase in equivalent admissions compared to the prior year. The increase in revenues in 2009 can be primarily attributed to the combined impact of a 2.6% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions compared to 2008. The decline in the rate of revenue growth from 5.9% for 2009 compared to 2008 to 2.1% for 2010 compared to 2009 is primarily due to a decline in the rate of volume growth (equivalent admission growth declined from 3.2% for 2009 compared to 2008 to 1.2% for 2010 compared to 2009) and a decline in uninsured revenues (uninsured revenues were $1.732 billion, $2.350 billion and $2.695 billion for the years ended December 31, 2010, 2009 and 2008, respectively) resulting from our increased uninsured discounts (uninsured discounts were $4.641 billion, $2.935 billion and $1.853 billion for the years ended December 31, 2010, 2009 and 2008, respectively).

Consolidated admissions declined 0.1% in 2010 compared to 2009 and increased 1.0% in 2009 compared to 2008. Consolidated inpatient surgeries declined 1.5% and consolidated outpatient surgeries declined 1.4% during 2010 compared to 2009. Consolidated inpatient surgeries increased 0.3% and consolidated outpatient surgeries declined 0.4% during 2009 compared to 2008. Consolidated emergency room visits increased 2.0% during 2010 compared to 2009 and increased 6.6% during 2009 compared to 2008.

Same facility revenues increased 2.1% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and increased 6.1% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The 2.1% increase for 2010 can be primarily attributed to the combined impact of a 0.6% increase in same facility revenue per equivalent admission and a 1.4% increase in same facility equivalent admissions. The 6.1% increase for 2009 can be primarily attributed to the combined impact of a 2.6% increase in same facility revenue per equivalent admission and a 3.4% increase in same facility equivalent admissions.

Same facility admissions increased 0.1% in 2010 compared to 2009 and increased 1.2% in 2009 compared to 2008. Same facility inpatient surgeries declined 1.4% and same facility outpatient surgeries declined 1.2% during 2010 compared to 2009. Same facility inpatient surgeries increased 0.5% and same facility outpatient surgeries declined 0.1% during 2009 compared to 2008. Same facility emergency room visits increased 2.1% during 2010 compared to 2009 and increased 7.0% during 2009 compared to 2008.

Same facility uninsured emergency room visits increased 1.2% and same facility uninsured admissions increased 5.4% during 2010 compared to 2009. Same facility uninsured emergency room visits increased 6.5% and same facility uninsured admissions increased 4.7% during 2009 compared to 2008.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2010, 2009 and 2008 are set forth below.

	Years Ended December 31,
	2010	2009	2008

Medicare	34%	34%	35%
Managed Medicare	10	10	9
Medicaid	9	9	8
Managed Medicaid	8	7	7
Managed care and other insurers	32	34	35
Uninsured	7	6	6

	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2010, 2009 and 2008 are set forth below.

	Years Ended December 31,
	2010	2009	2008

Medicare	31%	31%	31%
Managed Medicare	9	8	8
Medicaid	9	8	7
Managed Medicaid	4	4	4
Managed care and other insurers	44	44	44
Uninsured(a)	3	5	6

	100%	100%	100%

(a)	Increases in discounts to uninsured revenues have resulted in declines in the percentage of our inpatient revenues related to the uninsured, as the percentage of uninsured admissions compared to total admissions has increased slightly.

At December 31, 2010, we owned and operated 38 hospitals and 32 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $7.490 billion, $7.343 billion and $7.009 billion for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, we owned and operated 36 hospitals and 23 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $8.352 billion, $8.042 billion and $7.351 billion for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, 57%, 57% and 55% of our admissions and 52%, 51% and 51%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 63%, 64% and 63% of our uninsured admissions during 2010, 2009 and 2008, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in the effort to increase the indigent care provided by private hospitals. As a result of this additional indigent care provided by private hospitals, public hospital districts or counties in Texas

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $657 million, $474 million and $262 million during 2010, 2009 and 2008, respectively, of Medicaid supplemental payments pursuant to UPL programs.

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We estimate a majority of our eligible hospitals will attest to adopting, implementing, upgrading or demonstrating meaningful use of certified EHR technology during the fourth quarter of 2011, and we will not recognize any revenues related to the Medicare or Medicaid incentive payments until we are able to complete these attestations. We currently estimate that, during 2011 (primarily during our fourth quarter), the amount of Medicare or Medicaid incentive payments realizable (and revenues recognized) will be in the range of $275 million to $325 million. Actual incentive payments could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by CMS and our ability to implement and demonstrate meaningful use of certified EHR technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses will not correlate with the receipt of the incentive payments and the recognition of revenues. We estimate that operating expenses to implement our certified EHR technology and meet meaningful use will be in the range of $125 million to $150 million for 2011. Actual operating expenses could vary from these estimates. There can be no assurance that we will be able to demonstrate meaningful use of certified EHR technology, and the failure to do so could have a material, adverse effect on our results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	2010		2009		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$30,683	100.0	$30,052	100.0	$28,374	100.0

Salaries and benefits	12,484	40.7	11,958	39.8	11,440	40.3
Supplies	4,961	16.2	4,868	16.2	4,620	16.3
Other operating expenses	5,004	16.3	4,724	15.7	4,554	16.1
Provision for doubtful accounts	2,648	8.6	3,276	10.9	3,409	12.0
Equity in earnings of affiliates	(282)	(0.9)	(246)	(0.8)	(223)	(0.8)
Depreciation and amortization	1,421	4.6	1,425	4.8	1,416	5.0
Interest expense	2,097	6.8	1,987	6.6	2,021	7.1
Losses (gains) on sales of facilities	(4)	—	15	—	(97)	(0.3)
Impairments of long-lived assets	123	0.4	43	0.1	64	0.2

	28,452	92.7	28,050	93.3	27,204	95.9

Income before income taxes	2,231	7.3	2,002	6.7	1,170	4.1
Provision for income taxes	658	2.2	627	2.1	268	0.9

Net income	1,573	5.1	1,375	4.6	902	3.2
Net income attributable to noncontrolling interests	366	1.2	321	1.1	229	0.8

Net income attributable to HCA Holdings, Inc.	$1,207	3.9	$1,054	3.5	$673	2.4

% changes from prior year:
Revenues	2.1%		5.9%		5.6%
Income before income taxes	11.5		71.1		(16.3)
Net income attributable to HCA Holdings, Inc.	14.5		56.7		(23.0)
Admissions(a)	(0.1)		1.0		(0.7)
Equivalent admissions(b)	1.2		3.2		0.5
Revenue per equivalent admission	0.9		2.6		5.2
Same facility % changes from prior year(c):
Revenues	2.1		6.1		7.0
Admissions(a)	0.1		1.2		0.9
Equivalent admissions(b)	1.4		3.4		1.9
Revenue per equivalent admission	0.6		2.6		5.1

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Operating Results Summary (Continued)

Supplemental Non-GAAP Disclosures
Operating Measures on a Cash Revenues Basis
(Dollars in millions)

The results of operations presented on a cash revenues basis for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	2010			2009			2008
		Non-			Non-			Non-
		GAAP %	GAAP %		GAAP %	GAAP %		GAAP %	GAAP %
		of Cash	of		of Cash	of		of Cash	of
		Revenues	Revenues		Revenues	Revenues		Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$30,683		100.0%	$30,052		100.0%	$28,374		100.0%
Provision for doubtful accounts	2,648			3,276			3,409

Cash revenues(a)	28,035	100.0%		26,776	100.0%		24,965	100.0%
Salaries and benefits	12,484	44.5	40.7	11,958	44.7	39.8	11,440	45.8	40.3
Supplies	4,961	17.7	16.2	4,868	18.2	16.2	4,620	18.5	16.3
Other operating expenses	5,004	17.9	16.3	4,724	17.6	15.7	4,554	18.3	16.1
% changes from prior year:
Revenues	2.1%			5.9%			5.6%
Cash revenues	4.7			7.2			5.2
Revenue per equivalent admission	0.9			2.6			5.2
Cash revenue per equivalent admission	3.5			3.9			4.7

(a)	Cash revenues is defined as reported revenues less the provision for doubtful accounts. We use cash revenues as an analytical indicator for purposes of assessing the effect of uninsured patient volumes, adjusted for the effect of both the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and the provision for doubtful accounts (which relates primarily to uninsured accounts), on our revenues and certain operating expenses, as a percentage of cash revenues. Variations in the revenue deductions related to uninsured accounts generally have the inverse effect on the provision for doubtful accounts. During 2010, uninsured discounts increased $1.706 billion and the provision for doubtful accounts declined $628 million, compared to 2009. During 2009, uninsured discounts increased $1.082 billion and the provision for doubtful accounts declined $133 million, compared to 2008. Cash revenues is commonly used as an analytical indicator within the health care industry. Cash revenues should not be considered as a measure of financial performance under generally accepted accounting principles. Because cash revenues is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, cash revenues, as presented, may not be comparable to other similarly titled measures of other health care companies.

(b)	Salaries and benefits, supplies and other operating expenses, as a percentage of cash revenues (a non-GAAP financial measure), present the impact on these ratios due to the adjustment of deducting the provision for doubtful accounts from reported revenues and results in these ratios being non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare certain operating expense categories as a percentage of cash revenues. Management finds this information useful to evaluate certain expense category trends without the influence of whether adjustments related to revenues for uninsured accounts are recorded as revenue adjustments (charity care and uninsured discounts) or operating expenses (provision for doubtful accounts), and thus the expense category trends are generally analyzed as a percentage of cash revenues. These non-GAAP financial measures should not be considered alternatives to GAAP financial measures. We believe this supplemental information provides management and the users of our financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2010 and 2009

Net income attributable to HCA Holdings, Inc. totaled $1.207 billion for the year ended December 31, 2010 compared to $1.054 billion for the year ended December 31, 2009. Financial results for 2010 include net gains on sales of facilities of $4 million and asset impairment charges of $123 million. Financial results for 2009 include net losses on sales of facilities of $15 million and asset impairment charges of $43 million.

Revenues increased 2.1% to $30.683 billion for 2010 from $30.052 billion for 2009. The increase in revenues was due primarily to the combined impact of a 0.9% increase in revenue per equivalent admission and a 1.2% increase in equivalent admissions compared to 2009. Same facility revenues increased 2.1% due primarily to the combined impact of a 0.6% increase in same facility revenue per equivalent admission and a 1.4% increase in same facility equivalent admissions compared to 2009. Cash revenues (reported revenues less the provision for doubtful accounts) increased 4.7% for 2010, compared to 2009.

During 2010, consolidated admissions declined 0.1% and same facility admissions increased 0.1% for 2010, compared to 2009. Consolidated inpatient surgical volumes declined 1.5%, and same facility inpatient surgeries declined 1.4% during 2010 compared to 2009. Consolidated outpatient surgical volumes declined 1.4%, and same facility outpatient surgeries declined 1.2% during 2010 compared to 2009. Emergency room visits increased 2.0% on a consolidated basis and increased 2.1% on a same facility basis during 2010 compared to 2009.

Salaries and benefits, as a percentage of revenues, were 40.7% in 2010 and 39.8% in 2009. Salaries and benefits, as a percentage of cash revenues, were 44.5% in 2010 and 44.7% in 2009. Salaries and benefits per equivalent admission increased 3.2% in 2010 compared to 2009. Same facility labor rate increases averaged 2.7% for 2010 compared to 2009.

Supplies, as a percentage of revenues, were 16.2% in both 2010 and 2009. Supplies, as a percentage of cash revenues, were 17.7% in 2010 and 18.2% in 2009. Supply costs per equivalent admission increased 0.7% in 2010 compared to 2009. Supply costs per equivalent admission increased 2.4% for medical devices, 0.8% for blood products, and 2.9% for general medical and surgical items, and declined 0.7% for pharmacy supplies in 2010 compared to 2009.

Other operating expenses, as a percentage of revenues, increased to 16.3% in 2010 from 15.7% in 2009. Other operating expenses, as a percentage of cash revenues, increased to 17.9% in 2010 from 17.6% in 2009. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The major component of the increase in other operating expenses, as a percentage of revenues, was related to indigent care costs in certain Texas markets which increased to $354 million for 2010 from $248 million for 2009. Provisions for losses related to professional liability risks were $222 million and $211 million for 2010 and 2009, respectively.

Provision for doubtful accounts declined $628 million, from $3.276 billion in 2009 to $2.648 billion in 2010, and as a percentage of revenues, declined to 8.6% for 2010 from 10.9% in 2009. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The decline in the provision for doubtful accounts can be attributed to the $1.892 billion increase in the combined self-pay revenue deductions for charity care and uninsured discounts during 2010, compared to 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of net revenues, uninsured discounts and charity care, was 25.6% for 2010, compared to 23.8% for 2009. At December 31, 2010, our allowance for doubtful accounts represented approximately 93% of the $4.249 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2010 and 2009 (Continued)

Equity in earnings of affiliates increased from $246 million for 2009 to $282 million for 2010. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization declined, as a percentage of revenues, to 4.6% in 2010 from 4.8% in 2009. Depreciation expense was $1.416 billion for 2010 and $1.419 billion for 2009.

Interest expense increased to $2.097 billion for 2010 from $1.987 billion for 2009. The increase in interest expense was due primarily to an increase in the average effective interest rate. Our average debt balance was $26.751 billion for 2010 compared to $26.267 billion for 2009. The average interest rate for our long-term debt increased from 7.6% for 2009 to 7.8% for 2010.

Net gains on sales of facilities were $4 million for 2010 and were related to sales of real estate and other health care entity investments. Net losses on sales of facilities were $15 million for 2009 and included $8 million of net losses on the sales of three hospital facilities and $7 million of net losses on sales of real estate and other health care entity investments.

Impairments of long-lived assets were $123 million for 2010 and included $74 million related to two hospital facilities and $49 million related to other health care entity investments, which includes $35 million for the writeoff of capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised. Impairments of long-lived assets were $43 million for 2009 and included $19 million related to goodwill and $24 million related to property and equipment.

The effective tax rate was 35.3% and 37.3% for 2010 and 2009, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for 2010 and 2009 were reduced by $44 million and $12 million, respectively, related to reductions in interest expense related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for 2010 and 2009 would have been 37.6% and 38.0%, respectively.

Net income attributable to noncontrolling interests increased from $321 million for 2009 to $366 million for 2010. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Years Ended December 31, 2009 and 2008

Net income attributable to HCA Holdings, Inc. totaled $1.054 billion for the year ended December 31, 2009 compared to $673 million for the year ended December 31, 2008. Financial results for 2009 include losses on sales of facilities of $15 million and asset impairment charges of $43 million. Financial results for 2008 include gains on sales of facilities of $97 million and asset impairment charges of $64 million.

Revenues increased 5.9% to $30.052 billion for 2009 from $28.374 billion for 2008. The increase in revenues was due primarily to the combined impact of a 2.6% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions compared to 2008. Same facility revenues increased 6.1% due primarily to the combined impact of a 2.6% increase in same facility revenue per equivalent admission and a 3.4% increase in same facility equivalent admissions compared to 2008. Cash revenues (reported revenues less the provision for doubtful accounts) increased 7.2% for 2009, compared to 2008.

During 2009, consolidated admissions increased 1.0% and same facility admissions increased 1.2% for 2009, compared to 2008. Consolidated inpatient surgical volumes increased 0.3%, and same facility inpatient surgeries increased 0.5% during 2009 compared to 2008. Consolidated outpatient surgical volumes declined 0.4%, and same

HCA HOLDINGS, INC.

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

Salaries and benefits, as a percentage of revenues, were 39.8% in 2009 and 40.3% in 2008. Salaries and benefits, as a percentage of cash revenues, were 44.7% in 2009 and 45.8% in 2008. Salaries and benefits per equivalent admission increased 1.3% in 2009 compared to 2008. Same facility labor rate increases averaged 3.7% for 2009 compared to 2008.

Supplies, as a percentage of revenues, were 16.2% in 2009 and 16.3% in 2008. Supplies, as a percentage of cash revenues, were 18.2% in 2009 and 18.5% in 2008. Supply costs per equivalent admission increased 2.1% in 2009 compared to 2008. Same facility supply costs increased 5.9% for medical devices, 4.0% for pharmacy supplies, 7.1% for blood products and 7.0% for general medical and surgical items in 2009 compared to 2008.

Other operating expenses, as a percentage of revenues, declined to 15.7% in 2009 from 16.1% in 2008. Other operating expenses, as a percentage of cash revenues, declined to 17.6% in 2009 from 18.3% in 2008. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The overall decline in other operating expenses, as a percentage of revenues, is comprised of relatively small reductions in several areas, including utilities, employee recruitment and travel and entertainment. Other operating expenses include $248 million and $144 million of indigent care costs in certain Texas markets during 2009 and 2008, respectively. Provisions for losses related to professional liability risks were $211 million and $175 million for 2009 and 2008, respectively.

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

Interest expense declined to $1.987 billion for 2009 from $2.021 billion for 2008. The decline in interest expense was due to reductions in the average debt balance. Our average debt balance was $26.267 billion for 2009 compared to $27.211 billion for 2008. The average interest rate for our long-term debt increased from 7.4% for 2008 to 7.6% for 2009.

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

HCA HOLDINGS, INC.

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

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions of hospitals and other health care entities, distributions to stockholders and distributions to noncontrolling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities and dispositions of hospitals and other health care entities.

Cash provided by operating activities totaled $3.085 billion in 2010 compared to $2.747 billion in 2009 and $1.990 billion in 2008. Working capital totaled $2.650 billion at December 31, 2010 and $2.264 billion at December 31, 2009. The $338 million increase in cash provided by operating activities for 2010, compared to 2009, was primarily comprised of the net impact of the $198 million increase in net income, a $547 million improvement from lower income tax payments and a $384 million decline from changes in operating assets and liabilities and the provision for doubtful accounts. The $757 million increase in cash provided by operating activities for 2009, compared to 2008, related primarily to the $473 million increase in net income and $143 million improvement from changes in operating assets and liabilities and the provision for doubtful accounts. Cash payments for interest and income taxes declined $387 million for 2010 compared to 2009 and increased $203 million for 2009 compared to 2008.

Cash used in investing activities was $1.039 billion, $1.035 billion and $1.467 billion in 2010, 2009 and 2008, respectively. Excluding acquisitions, capital expenditures were $1.325 billion in 2010, $1.317 billion in 2009 and $1.600 billion in 2008. We expended $233 million, $61 million and $85 million for acquisitions of hospitals and health care entities during 2010, 2009 and 2008, respectively. Expenditures for acquisitions in 2010 included two hospital facilities, and in 2009 and 2008 were generally comprised of outpatient and ancillary services entities. Planned capital expenditures are expected to approximate $1.6 billion in 2011. At December 31, 2010, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of $1.7 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

During 2010, we received cash proceeds of $37 million from sales of other health care entities and real estate investments. We also received net cash proceeds of $472 million related to net changes in our investments. During 2009, we received cash proceeds of $41 million from dispositions of three hospitals and sales of other health care entities and real estate investments. We also received net cash proceeds of $303 million related to net changes in our investments. During 2008, we received cash proceeds of $143 million from dispositions of two hospitals and $50 million from sales of other health care entities and real estate investments.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

Cash used in financing activities totaled $1.947 billion in 2010, $1.865 billion in 2009 and $451 million in 2008. During 2010, we paid $4.257 billion in distributions to our stockholders and received net proceeds of $2.533 billion from our debt issuance and debt repayment activities. During 2009 and 2008, we used cash proceeds from sales of facilities and available cash provided by operations to make net debt repayments of $1.459 billion and $260 million, respectively. During 2010, we received contributions from noncontrolling interests of $57 million. During 2010, 2009 and 2008, we made distributions to noncontrolling interests of $342 million, $330 million and $178 million, respectively. We paid debt issuance costs of $50 million and $70 million for 2010 and 2009, respectively. During 2010, we received income tax benefits of $114 million for certain items (primarily the cash distributions to holders of our stock options) that were deductible expenses for tax purposes, but were recognized as adjustments to stockholders’ deficit for financial reporting purposes. We or our affiliates, including affiliates of the Sponsors, may in the future repurchase portions of our debt securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Funds for the repurchase of debt securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.314 billion as of December 31, 2010 and $1.523 billion as of January 31, 2011) and anticipated access to public and private debt markets.

During 2010, our Board of Directors declared three distributions to our stockholders and holders of stock options. The distributions totaled $42.50 per share and vested stock option, or $4.332 billion in the aggregate. The distributions were funded using funds available under our existing senior secured credit facilities, proceeds from the November 2010 issuance of $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021 and cash on hand.

On May 5, 2010, our Board of Directors granted approval for the Company to file with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. We filed the Form S-1 on May 7, 2010. In connection with the Corporate Reorganization, on December 15, 2010, HCA Holdings, Inc.’s Board of Directors granted approval for the Company to file with the SEC a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. The Form S-1 was filed on December 22, 2010, with HCA Inc. at the same time filing a request to withdraw its registration statement on Form S-1. We intend to use the anticipated net proceeds to repay certain of our existing indebtedness, as will be determined prior to our offering, and for general corporate purposes. Upon completion of the offering and in connection with our termination of the management agreement we have with affiliates of the Investors, we will be required to pay a termination fee based upon the net present value of our future obligations under the management agreement.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $742 million and $1.316 billion at December 31, 2010 and 2009, respectively. Investments were reduced during 2010 as a result of the insurance subsidiary distributing $500 million of excess capital to the Company. The insurance subsidiary maintained net reserves for professional liability risks of $452 million and $590 million at December 31, 2010 and 2009, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $796 million and $679 million at December 31, 2010 and 2009, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $265 million. We estimate that approximately

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

$165 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $28.225 billion and $25.670 billion at December 31, 2010 and 2009, respectively. Our interest expense was $2.097 billion for 2010 and $1.987 billion for 2009.

During March 2010, we issued $1.400 billion aggregate principal amount of 7 1/4% senior secured first lien notes due 2020 at a price of 99.095% of their face value, resulting in $1.387 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities. During November 2010, we issued $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021 at a price of 100% of their face value. After the payment of related fees and expenses, we used the proceeds to make a distribution to our stockholders and optionholders. During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured second lien notes due 2017 at a price of 96.673% of their face value, resulting in $300 million of gross proceeds. During April 2009, we issued $1.500 billion aggregate principal amount of 8 1/2% senior secured first lien notes due 2019 at a price of 96.755% of their face value, resulting in $1.451 billion of gross proceeds. During August 2009, we issued $1.250 billion aggregate principal amount of 7 7/8% senior secured first lien notes due 2020 at a price of 98.254% of their face value, resulting in $1.228 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds from these debt issuances to repay outstanding indebtedness under our senior secured term loan facilities.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2010, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years

Long-term debt including interest, excluding the senior secured credit facilities(b)	$29,803	$1,845	$4,824	$5,053	$18,081
Loans outstanding under the senior secured credit facilities, including interest(b)	12,013	848	7,828	1,147	2,190
Operating leases(c)	1,876	269	466	293	848
Purchase and other obligations(c)	225	37	44	36	108

Total contractual obligations	$43,917	$2,999	$13,162	$6,529	$21,227

Other Commercial Commitments Not Recorded on the	Commitment Expiration by Period
Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years

Surety bonds(d)	$59	$52	$6	$1	$—
Letters of credit(e)	82	9	41	32	—
Physician commitments(f)	33	26	7	—	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$176	$87	$54	$33	$2

(a)	We have not included obligations to pay net estimated professional liability claims ($1.248 billion at December 31, 2010, including net reserves of $452 million relating to the wholly-owned insurance subsidiary) in this table. The estimated professional liability claims, which occurred prior to 2007, are expected to be funded by the designated investment securities that are restricted for this purpose ($742 million at December 31, 2010). We also have not included obligations related to unrecognized tax benefits of $413 million at December 31, 2010, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.

(b)	Estimates of interest payments assume that interest rates, borrowing spreads and foreign currency exchange rates at December 31, 2010, remain constant during the period presented.

(c)	Amounts relate to future operating lease obligations, purchase obligations and other obligations and are not recorded in our consolidated balance sheet. Amounts also include physician commitments that are recorded in our consolidated balance sheet.

(d)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers who have provided surety bonds to cover self-insured workers’ compensation claims, utility deposits and damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.

(e)	Amounts relate primarily to various insurance programs and employee benefit plan obligations for which we have letters of credit outstanding.

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2010.

(g)	We have entered into guarantee agreements related to certain leases.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $734 million and $8 million, respectively, at December 31, 2010. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2010, we had a net unrealized gain of $10 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2010, our wholly-owned insurance subsidiary had invested $250 million ($251 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $3.037 billion of long-term debt at December 31, 2010 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.188 billion at December 31, 2010 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt increased from 7.6% for 2009 to 7.8% for 2010.

On March 2, 2009, we amended our $13.550 billion and €1.000 billion senior secured cash flow credit facility, dated as of November 17, 2006, as amended February 16, 2007 (“the cash flow credit facility”), to allow for one or more future issuances of additional secured notes, which may include notes that are secured on a pari passu basis or

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Market Risk (Continued)

on a junior basis with the obligations under the cash flow credit facility, so long as (1) such notes do not require, subject to certain exceptions, scheduled repayments, payment of principal or redemption prior to the scheduled term loan B-1 maturity date, (2) the terms of such notes, taken as a whole, are not more restrictive than those in the cash flow credit facility and (3) no subsidiary of HCA Inc. that is not a U.S. guarantor is an obligor of such additional secured notes, and such notes are not secured by any European collateral securing the cash flow credit facility. The U.S. security documents related to the cash flow credit facility were also amended and restated in connection with the amendment in order to give effect to the security interests to be granted to holders of such additional secured notes.

On March 2, 2009, we amended our $2.000 billion senior secured asset-based revolving credit facility, dated as of November 17, 2006, as amended and restated as of June 20, 2007 (the “ABL credit facility”), to allow for one or more future issuances of additional secured notes or loans, which may include notes or loans that are secured on a pari passu basis or on a junior basis with the obligations under the cash flow credit facility, so long as (1) such notes or loans do not require, subject to certain exceptions, scheduled repayments, payment of principal or redemption prior to the scheduled term loan B-1 maturity date, (2) the terms of such notes or loans, as applicable, taken as a whole, are not more restrictive than those in the cash flow credit facility and (3) no subsidiary of HCA Inc. that is not a U.S. guarantor is an obligor of such additional secured notes. The amendment to the ABL credit facility also altered the excess facility availability requirement to include a separate minimum facility availability requirement applicable to the ABL credit facility and increased the applicable LIBOR and ABR margins for all borrowings under the ABL credit facility by 0.25% each.

On June 18, 2009, the cash flow credit facility was amended to permit the unlimited incurrence of new term loans to refinance the term loans initially incurred as well as any previously incurred refinancing term loans and to permit the establishment of commitments under a replacement cash flow revolver under the cash flow credit facility to replace all or a portion of the revolving commitments initially established under the cash flow credit facility as well as any previously issued replacement revolvers. On April 6, 2010 the cash flow credit facility was further amended to (i) extend the maturity date for $2.0 billion of the tranche B term loans from November 17, 2013 to March 31, 2017 and (ii) increase the ABR margin and LIBOR margin with respect to such extended term loans to 2.25% and 3.25%, respectively.

On November 8, 2010, an amended and restated joinder agreement was entered into with respect to the cash flow credit facility to establish a new replacement revolving credit series, which will mature on November 17, 2015. The replacement revolving credit commitments will become effective upon the earlier of (i) our receipt of all or a portion of the proceeds (including by way of contribution) from an initial public offering of the common stock of HCA Inc. or its direct or indirect parent company (the “IPO Proceeds Condition”) and (ii) May 17, 2012, subject to the satisfaction of certain other conditions. If the IPO Proceeds Condition has not been satisfied, on May 17, 2012 or, if the IPO Proceeds Condition has been satisfied prior to May 17, 2012, on November 17, 2012, the applicable ABR and LIBOR margins with respect to the replacement revolving loans will be increased from the applicable ABR and LIBOR margins of the existing revolving loans based upon the achievement of a certain leverage ratio, which level will decrease from the levels of the existing revolving loans.

The estimated fair value of our total long-term debt was $28.738 billion at December 31, 2010. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $30 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the European term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to debt service obligations through December 31,

HCA HOLDINGS, INC.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues approximated 23.5% in 2010, 22.8% in 2009 and 23.1% in 2008 of our revenues.

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

IRS Disputes

At December 31, 2010, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, eight taxable periods of HCA Inc. and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of December 31, 2010. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in December 2010.

Management believes HCA Holdings, Inc., its predecessors and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of these issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

2.	Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective, can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HCA Holdings, Inc.

We have audited HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 17, 2011

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

Action on Written Consent of Controlling Stockholder

On February 16, 2011, Hercules Holding II, LLC, the holder of 91,845,692 shares, or approximately 96.8%, of the issued and outstanding shares of capital stock of the Company, executed a written consent approving: (1) the removal and re-election of thirteen directors to serve as members of the Company’s Board of Directors, to hold office until their successors are duly elected and qualified or until the earlier of their death, resignation or removal, (2) the Company’s Amended and Restated Certificate of Incorporation, (3) an increase in the number of authorized shares of the Company’s common stock from One Hundred Twenty-Five Million (125,000,000) to One Billion Eight Hundred Million (1,800,000,000), as reflected in the Company’s Amended and Restated Certificate of Incorporation, (4) the amendment and restatement of the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (the “2006 Stock Incentive Plan”) and (5) HCA Inc.’s Amended and Restated Certificate of Incorporation. Pursuant to SEC rules, the foregoing consent will become effective on or about March 9, 2011. The written consent contemplates that the Amended and Restated Certificate of Incorporation and the 2006 Stock Incentive Plan will be effective immediately prior to and subject to the effectiveness of the registration statement relating to the anticipated initial public offering of the Company’s common stock. A notice of the foregoing stockholder action has been sent to the holders of record of the Company’s issued and outstanding capital stock as of the close of business on the record date, February 7, 2011.

Amendment to Employment Agreements

Effective as of February 9, 2011, the Company entered into amendments to employment agreements with Richard M. Bracken, R. Milton Johnson, Samuel N. Hazen and Beverly B. Wallace reflecting the new titles and responsibilities resulting from the Company’s internal reorganization. In addition, Mr. Johnson’s amendment reflects that he shall serve as a member of the Board of Directors of the Company for so long as he is an officer of the Company.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the amendments to the employment agreements, copies of which are filed as Exhibits 10.29(h)-(k) and are incorporated herein by reference.

Amendment to the Stock Option Agreements under the 2006 Plan

On February 16, 2011, the Company entered into an Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended and restated (the “Option Amendment”).

The Amendment modifies the definition of the term “Investor Return” as contained in each option agreement. Specifically, the Option Amendment would allow the consideration of the Fair Market Value of the HCA stock held directly or indirectly by the Investors to be deemed “cash proceeds” under the Investor Return Options with respect to 1/3 upon each of the closing of the Company’s initial public offering, December 31, 2011, and December 31, 2012. In addition, the Amendment further clarifies how the term “Fair Market Value” will be determined for the purposes of the definition of “Investor Return,” which for these purposes will refer to the average closing trading price over the thirty days preceding each relevant year end testing date.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Option Amendment, a copy of which is filed as Exhibit 10.38 hereto and is incorporated herein by reference.

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

We have a Code of Conduct which is applicable to all our directors, officers and employees (the “Code of Conduct”). The Code of Conduct is available on the Ethics and Compliance and Corporate Governance pages of our website at www.hcahealthcare.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Holdings, Inc., One Park Plaza, Nashville, TN 37203.

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

Information about our equity compensation plans required by this Item is set forth under the heading “Action 4 — Approval of 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting, which information is incorporated herein by reference.

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

3. List of Exhibits

2.1		—	Agreement and Plan of Merger, dated July 24, 2006, by and among HCA Inc., Hercules Holding II, LLC and Hercules Acquisition Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 25, 2006, and incorporated herein by reference).
2.2		—	Merger Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc., and HCA Merger Sub LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).
3.1		—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).
3.2		—	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).
4.1		—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company. (filed as Exhibit 3 to the Company’s Form 8-A/A Amendment No. 2, filed March 11, 2004 (file no. 001-11239), and incorporated herein by reference).
4.2		—	Indenture, dated November 17, 2006, among HCA Inc., the guarantors party thereto and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.3		—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary grantors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.4		—	Pledge Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.3 to the Company’s Current Report of Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.5(a)	—	Form of 9 1/8% Senior Secured Notes due 2014 (included in Exhibit 4.2).
4	.5(b)	—	Form of 9 1/4% Senior Secured Notes due 2016 (included in Exhibit 4.2).
4	.5(c)	—	Form of 9 5/8%/10 3/8% Senior Secured Toggle Notes due 2016 (included in Exhibit 4.2).
4.6		—	Indenture, dated February 19, 2009, among HCA Inc, the guarantors party thereto, The Bank of New York Mellon, as collateral agent and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2009, and incorporated herein by reference).
4.7		—	Form of 9 7/8% Senior Secured Notes due 2017 (included in Exhibit 4.6).

4	.8(a)	—	$13,550,000,000 — €1,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.8(b)	—	Amendment No. 1 to the Credit Agreement, dated as of February 16, 2007, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
4	.8(c)	—	Amendment No. 2 to the Credit Agreement, dated as of March 2, 2009, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as exhibit 4.8(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).
4	.8(d)	—	Amendment No. 3 to the Credit Agreement, dated as of June 18, 2009, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2009, and incorporated herein by reference).
4	.8(e)	—	Extension Amendment No. 1 to the Credit Agreement, dated as of April 6, 2010, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2010, and incorporated herein by reference).
4	.8(f)	—	Amended and Restated Joinder Agreement No. 1, dated as of November 8, 2010, by and among each of the financial institutions listed as a “Replacement-1 Revolving Credit Lender” on Schedule A thereto, HCA Inc., Bank of America, N.A., as Administrative Agent and as Collateral Agent, and the other parties listed on the signature pages thereto (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2010, and incorporated herein by reference).
4.9		—	U.S. Guarantee, dated November 17, 2006, among HCA Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.10		—	Indenture, dated as of April 22, 2009, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).
4.11		—	Security Agreement, dated as November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Grantors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).

4.12		—	Pledge Agreement, dated as of November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).
4.13		—	Form of 8 1/2% Senior Secured Notes due 2019 (included in Exhibit 4.10).
4.14		—	Indenture, dated as of August 11, 2009, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).
4.15		—	Form of 7 7/8% Senior Secured Notes due 2020 (included in Exhibit 4.14).
4.16		—	Indenture, dated as of March 10, 2010, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, and incorporated herein by reference).
4.17		—	Form of 7 1/4% Senior Secured Notes due 2020 (included in Exhibit 4.16).
4	.18(a)	—	$2,000,000,000 Amended and Restated Credit Agreement, dated as of June 20, 2007, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, and incorporated herein by reference).
4	.18(b)	—	Amendment No. 1 to the $2,000,000,000 Amended and Restated Credit Agreement, dated as of March 2, 2009, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, and Merrill Lynch Capital Corporation, as documentation agent (filed as exhibit 4.12(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).
4.19		—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.20(a)	—	General Intercreditor Agreement, dated as of November 17, 2006, between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.20(b)	—	Additional General Intercreditor Agreement, dated as of April 22, 2009, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as 2006 Second Lien Trustee and The Bank of New York Mellon Trust Company, N.A., in its capacity as 2009 Second Lien Trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).
4	.20(c)	—	Additional General Intercreditor Agreement, dated as of August 11, 2009, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as trustee for the Second Lien Notes issued on November 17, 2006, and The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee for the Second Lien Notes issued on February 19, 2009 (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).
4	.20(d)	—	Receivables Intercreditor Agreement, dated as of November 17, 2006, among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4	.20(e)	—	Additional Receivables Intercreditor Agreement, dated as of April 22, 2009, by and between Bank of America, N.A. as ABL Collateral Agent, and Bank of America, N.A. as New First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).
4	.20(f)	—	Additional Receivables Intercreditor Agreement, dated as of August 11, 2009, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).
4	.20(g)	—	First Lien Intercreditor Agreement, dated as of April 22, 2009, among Bank of America, N.A. as Collateral Agent, Bank of America, N.A. as Authorized Representative under the Credit Agreement and Law Debenture Trust Company of New York as the Initial Additional Authorized Representative (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).
4.21		—	Registration Rights Agreement, dated as of November 22, 2010, among HCA Holdings, Inc., Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).
4.22		—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4.23		—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.24(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.16(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.24(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.24(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(c) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.24(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.16(d) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.24(e)	—	Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006, and incorporated herein by reference).
4.25		—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4.26		—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4.27		—	Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4.28		—	Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4.29		—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-11239), and incorporated herein by reference).
4.30		—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.22 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4.31		—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.32		—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.33(a)	—	7 7/8% Note in the principal amount of $100,000,000 due 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2001 (File No. 001-11239), and incorporated herein by reference).
4	.33(b)	—	7 7/8% Note in the principal amount of $400,000,000 due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 31, 2001 (File No. 001-11239), and incorporated herein by reference).
4	.34(a)	—	6.95% Note due 2012 in the principal amount of $400,000,000 (filed as Exhibit 4.29(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.34(b)	—	6.95% Note due 2012 in the principal amount of $100,000,000 (filed as Exhibit 4.29(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.35(a)	—	6.30% Note due 2012 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2002 (File No. 001-11239), and incorporated herein by reference).
4	.35(b)	—	6.30% Note due 2012 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2002 (File No. 001-11239), and incorporated herein by reference).
4	.36(a)	—	6.25% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2003 (File No. 001-11239), and incorporated herein by reference).
4	.36(b)	—	6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 5, 2003 (File No. 001-11239), and incorporated herein by reference).
4	.37(a)	—	6 3/4% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 23, 2003 (File No. 001-11239), and incorporated herein by reference).
4	.37(b)	—	6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 23, 2003 (File No. 001-11239), and incorporated herein by reference).
4.38		—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2003 (File No. 001-11239), and incorporated herein by reference).
4.39		—	5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2004 (File No. 001-11239), and incorporated herein by reference).
4	.40(a)	—	6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 001-11239), and incorporated herein by reference).
4	.40(b)	—	6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 001-11239), and incorporated herein by reference).
4	.41(a)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
4	.41(b)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
4.42		—	Indenture, dated as of November 23, 2010, among HCA Holdings, Inc., Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

4.43		—	Form of 7 3/4% Senior Notes due 2021 (included in Exhibit 4.43).
10	.1(a)	—	Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-11239), and incorporated herein by reference).*
10	.1(b)	—	First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 001-11239), and incorporated herein by reference).*
10.2		—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
10.3		—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-145054) and incorporated herein by reference).
10.4		—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147) and incorporated herein by reference).
10.5		—	Form of HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 33-52253), and incorporated herein by reference).*
10.6		—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*
10.7		—	Form of Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 2, 2005 (File No. 001-11239), and incorporated herein by reference).*
10.8		—	HCA 2005 Equity Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 26, 2005, and incorporated herein by reference).*
10.9		—	Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005, and incorporated herein by reference).*
10.10		—	Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference).*
10.11		—	2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.12		—	Management Stockholder’s Agreement dated November 17, 2006 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.13		—	Sale Participation Agreement dated November 17, 2006 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.14		—	Form of Option Rollover Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.15		—	Form of Stock Option Agreement (2007) (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.16		—	Form of Stock Option Agreement (2008) (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*
10.17		—	Form of Stock Option Agreement (2009) (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10.18		—	Form of Stock Option Agreement (2010) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).*

10.19		—	Form of 2x Time Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference).
10.20		—	Exchange and Purchase Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.21		—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2000 (File No. 001-11239), and incorporated herein by reference).
10.22		—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 20, 2000 (File No. 001-11239), and incorporated herein by reference).
10.23		—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 20, 2000 (File No. 001-11239), and incorporated herein by reference).
10.24		—	Management Agreement, dated November 17, 2006, among HCA Inc., Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., Dr. Thomas F. Frist, Jr., Patricia F. Elcan, William R. Frist and Thomas F. Frist III, and Merrill Lynch Global Partners, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.25		—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-11239), and incorporated herein by reference).*
10.26		—	Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein.*
10.27		—	Amended and Restated HCA Restoration Plan, effective December 22, 2010.*
10	.28(a)	—	HCA Inc. 2008-2009 Senior Officer Performance Excellence Program (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*
10	.28(b)	—	HCA Inc. Amendment No. 1 to the 2008-2009 Senior Officer Performance Excellence Program (filed as Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10	.29(a)	—	Employment Agreement dated November 16, 2006 (Richard M. Bracken) (filed as Exhibit 10.27(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.29(b)	—	Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.29(c)	—	Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.29(d)	—	Employment Agreement dated November 16, 2006 (William P. Rutledge) (filed as Exhibit 10.27(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.29(e)	—	Employment Agreement dated November 16, 2006 (Beverly B. Wallace) (filed as Exhibit 10.28(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*
10	.29(f)	—	Amended and Restated Employment Agreement dated October 27, 2008 (Jack O. Bovender, Jr.) (filed as Exhibit 10.29(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10	.29(g)	—	Amendment to Employment Agreement effective January 1, 2009 (Richard M. Bracken) (filed as Exhibit 10.29(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*

10	.29(h)	—	Amendment No. 2 to Employment Agreement effective February 9, 2011 (Richard M. Bracken).*
10	.29(i)	—	Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson).*
10	.29(j)	—	Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen).*
10	.29(k)	—	Amendment to Employment Agreement effective February 9, 2011 (Beverly B. Wallace).*
10.30		—	Administrative Settlement Agreement dated June 25, 2003 by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11239), and incorporated herein by reference).
10.31		—	Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity (filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11239), and incorporated herein by reference).
10.32		—	Form of Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC dated as of November 17, 2006, among Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 8-A, filed April 29, 2008 (File No. 000-18406) and incorporated herein by reference).
10.33		—	Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).
10.34		—	HCA Inc. 2010 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2010, and incorporated herein by reference).*
10.35		—	Form of Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2010, and incorporated herein by reference).*
10.36		—	Assignment and Assumption Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc. and HCA Merger Sub LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).
10.37		—	Omnibus Amendment to Various Stock and Option Plans and the Management Stockholders’ Agreement, dated November 22, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).*
10.38		—	Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended, effective February 16, 2011.*
21		—	List of Subsidiaries.
23		—	Consent of Ernst & Young LLP.
31.1		—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HOLDINGS, INC.

By:	/s/ Richard M. Bracken
Richard M. Bracken
Chairman of the Board and
Chief Executive Officer

Dated: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Bracken Richard M. Bracken	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 17, 2011

/s/ R. Milton Johnson R. Milton Johnson	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 17, 2011

/s/ Christopher J. Birosak Christopher J. Birosak	Director	February 17, 2011

/s/ John P. Connaughton John P. Connaughton	Director	February 17, 2011

/s/ James D. Forbes James D. Forbes	Director	February 17, 2011

/s/ Kenneth W. Freeman Kenneth W. Freeman	Director	February 17, 2011

/s/ Thomas F. Frist, III Thomas F. Frist, III	Director	February 17, 2011

/s/ William R. Frist William R. Frist	Director	February 17, 2011

/s/ Christopher R. Gordon Christopher R. Gordon	Director	February 17, 2011

/s/ Michael W. Michelson Michael W. Michelson	Director	February 17, 2011

/s/ James C. Momtazee James C. Momtazee	Director	February 17, 2011

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	February 17, 2011

/s/ Nathan C. Thorne Nathan C. Thorne	Director	February 17, 2011

HCA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
HCA Holdings, Inc.

We have audited the accompanying consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Holdings, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 17, 2011

HCA HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in millions, except per share amounts)

	2010	2009	2008

Revenues	$30,683	$30,052	$28,374

Salaries and benefits	12,484	11,958	11,440
Supplies	4,961	4,868	4,620
Other operating expenses	5,004	4,724	4,554
Provision for doubtful accounts	2,648	3,276	3,409
Equity in earnings of affiliates	(282)	(246)	(223)
Depreciation and amortization	1,421	1,425	1,416
Interest expense	2,097	1,987	2,021
Losses (gains) on sales of facilities	(4)	15	(97)
Impairments of long-lived assets	123	43	64

	28,452	28,050	27,204

Income before income taxes	2,231	2,002	1,170
Provision for income taxes	658	627	268

Net income	1,573	1,375	902
Net income attributable to noncontrolling interests	366	321	229

Net income attributable to HCA Holdings, Inc.	$1,207	$1,054	$673

Per share data:
Basic earnings per share	$12.75	$11.16	$7.16
Diluted earnings per share	$12.43	$10.99	$7.04
Shares used in earnings per share calculations (in thousands):
Basic	94,656	94,465	94,051
Diluted	97,080	95,945	95,668

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(Dollars in millions)

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$411	$312
Accounts receivable, less allowance for doubtful accounts of $3,939 and $4,860	3,832	3,692
Inventories	897	802
Deferred income taxes	931	1,192
Other	848	579

	6,919	6,577
Property and equipment, at cost:
Land	1,215	1,202
Buildings	9,438	9,108
Equipment	14,310	13,575
Construction in progress	678	784

	25,641	24,669
Accumulated depreciation	(14,289)	(13,242)

	11,352	11,427

Investments of insurance subsidiary	642	1,166
Investments in and advances to affiliates	869	853
Goodwill	2,693	2,577
Deferred loan costs	374	418
Other	1,003	1,113

	$23,852	$24,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,537	$1,460
Accrued salaries	895	849
Other accrued expenses	1,245	1,158
Long-term debt due within one year	592	846

	4,269	4,313

Long-term debt	27,633	24,824
Professional liability risks	995	1,057
Income taxes and other liabilities	1,608	1,768

Equity securities with contingent redemption rights	141	147

Stockholders’ deficit:
Common stock $0.01 par; authorized 125,000,000 shares — 2010 and 2009; outstanding 94,885,500 shares — 2010 and 94,637,400 shares — 2009	1	1
Capital in excess of par value	389	226
Accumulated other comprehensive loss	(428)	(450)
Retained deficit	(11,888)	(8,763)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(11,926)	(8,986)
Noncontrolling interests	1,132	1,008

	(10,794)	(7,978)

	$23,852	$24,131

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Holdings, Inc.
				Accumulated		Equity
	Common Stock		Capital in	Other		Attributable to
	Shares	Par	Excess of	Comprehensive	Retained	Noncontrolling
	(000)	Value	Par Value	Loss	Deficit	Interests	Total

Balances, December 31, 2007	94,182	$1	$112	$(172)	$(10,479)	$938	$(9,600)
Comprehensive income:
Net income					673	229	902
Other comprehensive income:
Change in fair value of investment securities				(44)			(44)
Foreign currency translation adjustments				(62)			(62)
Defined benefit plans				(62)			(62)
Change in fair value of derivative instruments				(264)			(264)

Total comprehensive income				(432)	673	229	470
Share-based benefit plans	185		40				40
Distributions						(178)	(178)
Other			13		(11)	6	8

Balances, December 31, 2008	94,367	1	165	(604)	(9,817)	995	(9,260)
Comprehensive income:
Net income					1,054	321	1,375
Other comprehensive income:
Change in fair value of investment securities				44			44
Foreign currency translation adjustments				25			25
Change in fair value of derivative instruments				85			85

Total comprehensive income				154	1,054	321	1,529
Share-based benefit plans	270		47				47
Distributions						(330)	(330)
Other			14			22	36

Balances, December 31, 2009	94,637	1	226	(450)	(8,763)	1,008	(7,978)
Comprehensive income:
Net income					1,207	366	1,573
Other comprehensive income:
Change in fair value of investment securities				(8)			(8)
Foreign currency translation adjustments				(16)			(16)
Defined benefit plans				(37)			(37)
Change in fair value of derivative instruments				83			83

Total comprehensive income				22	1,207	366	1,595
Share-based benefit plans	248		43				43
Distributions					(4,332)	(342)	(4,674)
Contributions						57	57
Other			120			43	163

Balances, December 31, 2010	94,885	$1	$389	$(428)	$(11,888)	$1,132	$(10,794)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in millions)

	2010	2009	2008

Cash flows from operating activities:
Net income	$1,573	$1,375	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(2,789)	(3,180)	(3,328)
Inventories and other assets	(287)	(191)	159
Accounts payable and accrued expenses	229	280	(198)
Provision for doubtful accounts	2,648	3,276	3,409
Depreciation and amortization	1,421	1,425	1,416
Income taxes	27	(520)	(448)
Losses (gains) on sales of facilities	(4)	15	(97)
Impairments of long-lived assets	123	43	64
Amortization of deferred loan costs	81	80	79
Share-based compensation	32	40	32
Pay-in-kind interest	—	58	—
Other	31	46	—

Net cash provided by operating activities	3,085	2,747	1,990

Cash flows from investing activities:
Purchase of property and equipment	(1,325)	(1,317)	(1,600)
Acquisition of hospitals and health care entities	(233)	(61)	(85)
Disposal of hospitals and health care entities	37	41	193
Change in investments	472	303	21
Other	10	(1)	4

Net cash used in investing activities	(1,039)	(1,035)	(1,467)

Cash flows from financing activities:
Issuances of long-term debt	2,912	2,979	—
Net change in revolving bank credit facilities	1,889	(1,335)	700
Repayment of long-term debt	(2,268)	(3,103)	(960)
Distributions to noncontrolling interests	(342)	(330)	(178)
Contributions from noncontrolling interests	57	—	—
Payment of debt issuance costs	(50)	(70)	—
Distributions to stockholders	(4,257)	—	—
Income tax benefits	114	—	—
Other	(2)	(6)	(13)

Net cash used in financing activities	(1,947)	(1,865)	(451)

Change in cash and cash equivalents	99	(153)	72
Cash and cash equivalents at beginning of period	312	465	393

Cash and cash equivalents at end of period	$411	$312	$465

Interest payments	$1,994	$1,751	$1,979
Income tax payments, net of refunds	$517	$1,147	$716

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ACCOUNTING POLICIES

Reporting Entity and Corporate Reorganization

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of, or funds sponsored by, Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co., BAML Capital Partners (formerly Merrill Lynch Global Private Equity) (each a “Sponsor”), affiliates of Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors and the Sponsor Assignees, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this annual report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees. On April 29, 2008, HCA Inc.’s common stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock is not traded on a national securities exchange.

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure (the “Corporate Reorganization”). HCA Holdings, Inc. became the new parent company, and HCA Inc. is now HCA Holdings, Inc.’s wholly-owned direct subsidiary. As part of the Corporate Reorganization, HCA Inc.’s outstanding shares of common stock were automatically converted, on a share for share basis, into identical shares of HCA Holdings, Inc.’s common stock. HCA Holdings, Inc.’s amended and restated certificate of incorporation, amended and restated by-laws, executive officers and board of directors are the same as HCA Inc.’s in effect immediately prior to the Corporate Reorganization, and the rights, privileges and interests of HCA Inc.’s stockholders remain the same with respect to HCA Holdings, Inc., as the new holding company. Additionally, as a result of the Corporate Reorganization, HCA Holdings, Inc. was deemed the successor registrant to HCA Inc. under the Securities and Exchange Act of 1934, as amended, and shares of HCA Holdings, Inc.’s common stock are deemed registered under Section 12(g) of the Exchange Act.

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2010, these affiliates owned and operated 156 hospitals, 97 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Holdings, Inc. are also partners in joint ventures that own and operate eight hospitals and nine freestanding surgery centers, which are accounted for using the equity method. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The term “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees’’ refers to employees of affiliates of HCA.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)

include entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Significant intercompany transactions have been eliminated. Investments in entities we do not control, but in which we have a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $178 million, $164 million and $174 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Revenues

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to these uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third party payers and the uninsured for the years ended December 31, are summarized in the following table (dollars in millions):

	2010	Ratio	2009	Ratio	2008	Ratio

Medicare	$7,203	23.5%	$6,866	22.8%	$6,550	23.1%
Managed Medicare	2,162	7.0	2,006	6.7	1,696	6.0
Medicaid	1,962	6.4	1,691	5.6	1,408	5.0
Managed Medicaid	1,165	3.8	1,113	3.7	895	3.2
Managed care and other insurers	15,675	51.1	15,324	51.1	14,355	50.5
International (managed care and other insurers)	784	2.6	702	2.3	775	2.7

	28,951	94.4	27,702	92.2	25,679	90.5
Uninsured	1,732	5.6	2,350	7.8	2,695	9.5

Revenues	$30,683	100.0%	$30,052	100.0%	$28,374	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $52 million, $40 million and $32 million in 2010,

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Revenues (Continued)

2009 and 2008, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $50 million, $60 million and $35 million in 2010, 2009 and 2008, respectively.

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

The revenue deductions related to uninsured accounts (charity care and uninsured discounts) generally have the inverse impact on the provision for doubtful accounts. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view charity care, uninsured discounts and the provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2010	Ratio	2009	Ratio	2008	Ratio

Charity care	$2,337	24%	$2,151	26%	$1,747	25%
Uninsured discounts	4,641	48	2,935	35	1,853	26
Provision for doubtful accounts	2,648	28	3,276	39	3,409	49

Total uncompensated care	$9,626	100%	$8,362	100%	$7,009	100%

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2010	2009	2008

Gross patient charges	$125,640	$115,682	$102,843
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	23,870	22,975	22,030

Cost-to-charges ratio	19.0%	19.9%	21.4%

Total uncompensated care	$9,626	$8,362	$7,009
Multiplied by the cost-to-charges ratio	19.0%	19.9%	21.4%

Estimated cost of total uncompensated care	$1,829	$1,664	$1,500

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Revenues (Continued)

The sum of charity care, uninsured discounts and the provision for doubtful accounts, as a percentage of the sum of revenues, uninsured discounts and charity care increased from 21.9% for 2008, to 23.8% for 2009 and to 25.6% for 2010.

The trend of the three components of uncompensated care indicate that our decision to increase our uninsured discounts has resulted in the provision for doubtful accounts declining from 49% of total uncompensated care for 2008 to 28% of total uncompensated care for 2010, and uninsured discounts have increased from 26% of total uncompensated care for 2008 to 48% of total uncompensated care for 2010.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $384 million and $392 million at December 31, 2010 and 2009, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

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

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate to “uninsured” amounts (including copayment and deductible amounts from patients who have health care coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2010 and 2009, the allowance for doubtful accounts represented approximately 93% and 94%, respectively, of the $4.249 billion and $5.176 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Accounts Receivable (Continued)

portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts receivable were 46 days, 45 days and 49 days at December 31, 2010, 2009 and 2008, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix or trends in federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles

Depreciation expense, computed using the straight-line method, was $1.416 billion in 2010, $1.419 billion in 2009 and $1.412 billion in 2008. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2010 and 2009 was $712 million and $689 million, respectively, and accumulated amortization was $338 million and $271 million, respectively. Amortization of deferred loan costs is included in interest expense and was $81 million, $80 million and $79 million for 2010, 2009 and 2008, respectively.

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

Investments of Insurance Subsidiary

At December 31, 2010 and 2009, the investments of our wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. We perform a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Investments of Insurance Subsidiary (Continued)

cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. We recognized goodwill impairments of $14 million, $19 million and $48 million during 2010, 2009 and 2008, respectively.

During 2010, goodwill increased by $125 million related to acquisitions, declined by $14 million related to impairments and increased by $5 million related to foreign currency translation and other adjustments. During 2009, goodwill increased by $5 million related to acquisitions, decreased by $19 million related to impairments and increased by $11 million related to foreign currency translation and other adjustments.

Since January 1, 2000, we have recognized total goodwill impairments of $102 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

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

The physician recruiting liability amounts of $15 million and $24 million at December 31, 2010 and 2009, respectively, represent the amount of expense recognized in excess of payments made through December 31, 2010 and 2009, respectively. At December 31, 2010 the maximum amount we could have to pay under all effective minimum revenue guarantees was $48 million.

Professional Liability Claims

Reserves for professional liability risks were $1.262 billion and $1.322 billion at December 31, 2010 and 2009, respectively. The current portion of the reserves, $268 million and $265 million at December 31, 2010 and 2009, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $222 million, $211 million and $175 million for 2010, 2009 and 2008, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Professional Liability Claims (Continued)

reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,700 and 2,600 individual claims at December 31, 2010 and 2009, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2010 and 2009, $243 million and $272 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

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

The obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts include $11 million and $28 million at December 31, 2010 and 2009, respectively, recorded in “other assets” and $3 million and $25 million at December 31, 2010 and 2009, respectively, recorded in “other current assets”.

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

HCA HOLDINGS, INC.

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

Related Party Transactions — Management Agreement

Affiliates of the Investors entered into a management agreement with us pursuant to which such affiliates will provide us with management services. Under the management agreement, the affiliates of the Investors are entitled to receive an aggregate annual management fee of $15 million, which amount increases annually at a rate equal to the percentage increase in Adjusted EBITDA (as defined in the Management Agreement) in the applicable year compared to the preceding year, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The annual management fee was $18 million for 2010 and $15 million for both 2009 and 2008. The management agreement has an initial term expiring on December 31, 2016, provided that the term will be extended annually for one additional year unless we or the Investors provide notice to the other of their desire not to automatically extend the term. In addition, the management agreement provides that the affiliates of the Investors are entitled to receive a fee equal to 1% of the gross transaction value in connection with certain financing, acquisition, disposition, and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement in the event of an initial public offering or under certain other circumstances. The agreement also contains customary exculpation and indemnification provisions in favor of the Investors and their affiliates.

NOTE 2 —	SHARE-BASED COMPENSATION

Certain management holders of outstanding HCA stock options retained certain of their stock options (the “Rollover Options”) in lieu of receiving the Merger consideration. The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants, except the exercise price and number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each applicable option holder was maintained and the exercise price for substantially all the options was adjusted to $12.75 per option. Pursuant to the rollover option agreement, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options, of which 1,021,900 are outstanding and exercisable at December 31, 2010.

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan for Key Employees of HCA Holdings Inc. and its Affiliates (the “2006 Plan”) is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers and to motivate management personnel by means of incentives to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. A portion of the options under the 2006 Plan vests solely based upon continued employment over a specific period of time, and a portion of the options vests based both upon continued employment over a specific period of time and upon the achievement of predetermined financial and Investor return targets over time. We granted 214,100 and 1,785,900 options under the 2006 Plan during 2010 and 2009, respectively. As of December 31, 2010, 4,495,400 options granted under the 2006 Plan have vested, of which 4,269,800 are outstanding and exercisable, and there were 329,700 shares available for future grants under the 2006 Plan.

HCA HOLDINGS, INC.

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

	2010	2009	2008

Risk-free interest rate	2.07%	1.45%	2.50%
Expected volatility	35%	35%	30%
Expected life, in years	5	5	4
Expected dividend yield	—	—	—

Information regarding stock option activity during 2010, 2009 and 2008 is summarized below (share amounts in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Contractual Term	(dollars in millions)

Options outstanding, December 31, 2007	11,172	$43.54
Granted	357	58.21
Exercised	(480)	15.01
Cancelled	(412)	51.14

Options outstanding, December 31, 2008	10,637	45.02
Granted	1,786	88.74
Exercised	(506)	17.16
Cancelled	(390)	52.08

Options outstanding, December 31, 2009	11,527	52.78
Granted	214	70.87
Exercised	(383)	18.30
Cancelled	(140)	35.85

Options outstanding, December 31, 2010	11,218	38.64	6.3 years	$736

Options exercisable, December 31, 2010	5,292	$51.12	6.0 years	$281

During 2010, our Board of Directors declared three distributions to the Company’s stockholders and holders of stock options. The distributions totaled $42.50 per share and vested stock option. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received $42.50 per share reductions (subject to certain tax

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SHARE-BASED COMPENSATION (Continued)

Stock Option Activity (Continued)

related limitations for certain stock options that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable stock options) to the exercise price of the share-based awards.

The weighted average fair values of stock options granted during 2010, 2009 and 2008 were $32.13, $15.96 and $14.01 per share, respectively. The total intrinsic value of stock options exercised in the year ended December 31, 2010 was $32 million. As of December 31, 2010, the unrecognized compensation cost related to nonvested awards was $44 million.

NOTE 3 —	ACQUISITIONS AND DISPOSITIONS

During 2010, we paid $163 million to acquire two hospitals and $70 million to acquire other health care entities. During 2009, we paid $61 million to acquire nonhospital health care entities. During 2008, we paid $18 million to acquire one hospital and $67 million to acquire other health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $125 million, $5 million and $43 million in 2010, 2009 and 2008, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of the acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2010, we received proceeds of $37 million and recognized a net pretax gain of $4 million ($2 million after tax) from sales of nonhospital health care entities and real estate investments. During 2009, we received proceeds of $3 million and recognized a net pretax loss of $8 million ($5 million after tax) on the sales of three hospitals. We also received proceeds of $38 million and recognized a net pretax loss of $7 million ($4 million after tax) from sales of other health care entities and real estate investments. During 2008, we received proceeds of $143 million and recognized a net pretax gain of $81 million ($48 million after tax) from the sales of two hospitals. We also received proceeds of $50 million and recognized a net pretax gain of $16 million ($10 million after tax) from sales of other health care entities and real estate investments.

NOTE 4 —	IMPAIRMENTS OF LONG-LIVED ASSETS

During 2010, we recorded pretax charges of $123 million to reduce the carrying value of identified assets to estimated fair value. The $123 million asset impairment includes $57 million related to a hospital facility in our Central Group, $5 million related to other health care entity investments in our Eastern Group, $17 million related to a hospital facility in our Western Group and $44 million related to Corporate and other, which includes $35 million for the writeoff of capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised. During 2009, we recorded pretax charges of $43 million to reduce the carrying value of identified assets to estimated fair value. The $43 million asset impairment includes $15 million related to certain hospital facilities and other health care entity investments in our Central Group, $14 million related to other health care entity investments in our Eastern Group and $14 million related to certain hospital facilities in our Western Group. During 2008, we recorded pretax charges of $64 million to reduce the carrying value of identified assets to estimated fair value. The $64 million asset impairment includes $55 million related to other health care entity investments in our Eastern Group and $9 million related to certain hospital facilities in our Central Group.

The asset impairment charges did not have a significant impact on our operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected our property and equipment asset category by $109 million, $24 million and $16 million in 2010, 2009 and 2008, respectively.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2010	2009	2008

Current:
Federal	$401	$809	$699
State	26	75	56
Foreign	33	21	25
Deferred:
Federal	161	(274)	(505)
State	17	(37)	(29)
Foreign	20	33	22

	$658	$627	$268

The provision for income taxes reflects $69 million, $18 million and $20 million ($44 million, $12 million and $12 million net of tax, respectively) reductions in interest related to taxing authority examinations for the years ended December 31, 2010, 2009 and 2008, respectively.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	3.2	3.7
Change in liability for uncertain tax positions	0.3	(0.2)	(7.4)
Nondeductible intangible assets	—	0.4	0.4
Tax exempt interest income	(0.4)	(0.8)	(2.5)
Income attributable to noncontrolling interests from consolidated partnerships	(5.8)	(6.0)	(5.6)
Other items, net	(2.3)	(0.3)	(0.7)

Effective income tax rate	29.5%	31.3%	22.9%

As a result of a settlement reached with the Appeals Division of the Internal Revenue Service (the “IRS”) and the revision of a proposed IRS adjustment related to prior taxable years, we reduced our provision for income taxes by $69 million in 2008.

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2010		2009
	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$211	$—	$258
Allowances for professional liability and other risks	329	—	288	—
Accounts receivable	1,011	—	1,453	—
Compensation	202	—	190	—
Other	776	400	740	336

	$2,318	$611	$2,671	$594

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	INCOME TAXES (Continued)

At December 31, 2010, state net operating loss carryforwards (expiring in years 2011 through 2030) available to offset future taxable income approximated $65 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

At December 31, 2010, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, eight taxable periods of HCA Inc. and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of December 31, 2010. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in December 2010.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2010	2009

Balance at January 1	$485	$482
Additions (reductions) based on tax positions related to the current year	(18)	44
Additions for tax positions of prior years	61	11
Reductions for tax positions of prior years	(78)	(33)
Settlements	(134)	(8)
Lapse of applicable statutes of limitations	(3)	(11)

Balance at December 31	$313	$485

During 2010, we finalized settlements with the Appeals Division of the IRS resolving the deductibility of our 2003 government settlement payment, the timing of certain patient service revenues for 2003 and 2004 and the method for calculating the tax allowance for doubtful accounts for certain affiliated partnerships for 2003 and 2004.

Our liability for unrecognized tax benefits was $413 million, including accrued interest of $115 million and excluding $15 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2010 ($628 million, $156 million and $13 million, respectively, as of December 31, 2009). Unrecognized tax benefits of $190 million ($236 million as of December 31, 2009) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $63 million ($77 million as of December 31, 2009) related to deductible interest and state income taxes or a refundable deposit of $82 million ($104 million as of December 31, 2009), which is recorded in noncurrent assets.

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

NOTE 6	— EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, computed using the treasury stock method. The following table sets

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6	— EARNINGS PER SHARE (Continued)

forth the computations of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 (dollars in millions, except per share amounts, and shares in thousands):

	2010	2009	2008

Net income attributable to HCA Holdings, Inc.	$1,207	$1,054	$673

Weighted average common shares outstanding	94,656	94,465	94,051
Effect of dilutive stock options	2,424	1,480	1,617

Shares used for diluted earnings per share	97,080	95,945	95,668

Earnings per share:
Basic earnings per share	$12.75	$11.16	$7.16
Diluted earnings per share	$12.43	$10.99	$7.04

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2010
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$312	$12	$(1)	$323
Auction rate securities	251	—	(1)	250
Asset-backed securities	26	1	(1)	26
Money market funds	135	—	—	135

	724	13	(3)	734
Equity securities	8	1	(1)	8

	$732	$14	$(4)	742

Amounts classified as current assets				(100)

Investment carrying value				$642

	2009
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$668	$30	$(3)	$695
Auction rate securities	401	—	(5)	396
Asset-backed securities	43	—	(1)	42
Money market funds	176	—	—	176

	1,288	30	(9)	1,309
Equity securities	8	1	(2)	7

	$1,296	$31	$(11)	1,316

Amounts classified as current assets				(150)

Investment carrying value				$1,166

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

At December 31, 2010 and 2009 the investments of our insurance subsidiary were classified as “available-for-sale.” During 2010, investments in debt securities were reduced as a result of the insurance subsidiary distributing $500 million of excess capital to the Company. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss). At December 31, 2010 and 2009, $92 million and $100 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at December 31, 2010 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$148	$148
Due after one year through five years	166	173
Due after five years through ten years	117	120
Due after ten years	16	17

	447	458
Auction rate securities	251	250
Asset-backed securities	26	26

	$724	$734

The average expected maturity of the investments in debt securities at December 31, 2010 was 2.9 years, compared to the average scheduled maturity of 11.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected maturities for our auction rate and asset-backed securities at December 31, 2010 were 4.1 years and 5.6 years, respectively, compared to average scheduled maturities of 24.1 years and 25.6 years, respectively.

The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

	2010	2009	2008

Debt securities:
Cash proceeds	$329	$141	$23
Gross realized gains	14	—	—
Gross realized losses	1	1	—
Equity securities:
Cash proceeds	$—	$3	$4
Gross realized gains	—	1	2
Gross realized losses	—	—	2

NOTE 8 —	FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based

HCA HOLDINGS, INC.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2010 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swaps	$7,100	November 2011	$(277)
Pay-fixed interest rate swaps (starting November 2011)	3,000	December 2016	(114)

Certain of our interest rate swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our interest rate swap agreements, which were not designated as hedges, at December 31, 2010 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swap	$500	March 2011	$(3)
Pay-variable interest rate swap	500	March 2011	—
Pay-fixed interest rate swap	900	November 2011	(35)
Pay-variable interest rate swap	900	November 2011	3

During the next 12 months, we estimate $330 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies, other than the functional currencies of the parties executing the trade. In order to mitigate the currency exposure risks and better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we enter into various cross currency swaps. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

Certain of our cross currency swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement which was not designated as a hedge at December 31, 2010 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Euro — United States Dollar Currency Swap	351 Euro	December 2011	$39

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	FINANCIAL INSTRUMENTS (Continued)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the year ended December 31, 2010 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Loss (Gain)	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$170	Interest expense	$384
Cross currency swaps	(9)	Interest expense	—

	$161		$384

	Location of Loss	Amount of Loss
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Interest rate swaps	Other operating expenses	$3
Cross currency swap	Other operating expenses	40

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2010, we have not been required to post any collateral related to these agreements. If we had breached these provisions at December 31, 2010, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $404 million.

NOTE 9 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

HCA HOLDINGS, INC.

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

Our wholly-owned insurance subsidiary had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $250 million ($251 million par value) at December 31, 2010. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2010 and 2009, certain issuers and their broker/dealers redeemed or repurchased $150 million and $172 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and at December 31, 2010 and 2009, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2010
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary:
Debt securities:
States and municipalities	$323	$—	$323	$—
Auction rate securities	250	—	—	250
Asset-backed securities	26	—	26	—
Money market funds	135	135	—	—

	734	135	349	250
Equity securities	8	2	5	1

Investments of insurance subsidiary	742	137	354	251
Less amounts classified as current assets	(100)	(100)	—	—

	$642	$37	$354	$251

Cross currency swap (Other assets)	$39	$—	$39	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$426	$—	$426	$—

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiary which have fair value measurements based on significant unobservable inputs (Level 3) during the year ended December 31, 2010 (dollars in millions):

Asset balances at December 31, 2009	$397
Unrealized gains included in other comprehensive income	4
Settlements	(150)

Asset balances at December 31, 2010	$251

The estimated fair value of our long-term debt was $28.738 billion and $25.659 billion at December 31, 2010 and 2009, respectively, compared to carrying amounts aggregating $28.225 billion and $25.670 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2010, follows (dollars in millions):

	2010	2009

Senior secured asset-based revolving credit facility (effective interest rate of 1.5%)	$1,875	$715
Senior secured revolving credit facility (effective interest rate of 1.8%)	729	—
Senior secured term loan facilities (effective interest rate of 6.9%)	7,530	8,987
Senior secured first lien notes (effective interest rate of 8.4%)	4,075	2,682
Other senior secured debt (effective interest rate of 7.1%)	322	362

First lien debt	14,531	12,746

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,501	4,500
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,578

Second lien debt	6,079	6,078

Senior unsecured notes (effective interest rate of 7.1%)	7,615	6,846

Total debt (average life of 6.1 years, rates averaging 7.3%)	28,225	25,670
Less amounts due within one year	592	846

	$27,633	$24,824

Senior Secured Credit Facilities And Other First Lien Debt

In connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($125 million available at December 31, 2010) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.189 billion available at December 31, 2010 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($1.618 billion outstanding at December 31, 2010), a $8.800 billion term loan B consisting of a $6.800 billion senior secured term loan B-1 and a $2.000 billion senior secured term loan B-2 ($3.525 billion outstanding under term loan B-1 at December 31, 2010 and $2.000 billion outstanding under term loan B-2 at December 31, 2010) and a €1.000 billion European term loan (€291 million, or $387 million, outstanding at December 31, 2010) under which one of our European subsidiaries is the borrower.

Borrowings under the senior secured credit facilities bear interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities may be reduced subject to attaining certain leverage ratios.

The ABL credit facility and the $2.000 billion revolving credit facility portion of the cash flow credit facility expire November 2012. The term loan facilities require quarterly installment payments. The final payment under term loan A is in November 2012. The final payments under term loan B-1 and the European term loan are in November 2013. During April 2010, we entered into an amendment of our senior secured term loan B facility extending the maturity of $2.000 billion of loans outstanding thereunder from November 2013 to March 2017. On November 8, 2010, an amended and restated joinder agreement was entered into with respect to the cash flow credit facility to establish a new replacement revolving credit series, which will mature on November 17, 2015. Under the

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	LONG-TERM DEBT (Continued)

Senior Secured Credit Facilities And Other First Lien Debt (Continued)

amended and restated joinder agreement, these replacement revolving credit commitments will become effective, subject to certain conditions, upon the earlier of (i) the initial public offering of our common stock and (ii) May 17, 2012. The senior secured credit facilities contain a number of covenants that restrict, subject to certain exceptions, our (and some or all of our subsidiaries’) ability to incur additional indebtedness, repay subordinated indebtedness, create liens on assets, sell assets, make investments, loans or advances, engage in certain transactions with affiliates, pay dividends and distributions, and enter into sale and leaseback transactions. In addition, we are required to satisfy and maintain a maximum total leverage ratio covenant under the cash flow credit facility and, in certain situations under the ABL credit facility, a minimum interest coverage ratio covenant.

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

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2010, we had entered into effective interest rate swap agreements, in a total notional amount of $7.100 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facility. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

Senior Secured Notes And Other Second Lien Debt

During November 2006, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016), and $1.500 billion of 9 5/8% cash/10 3/8%  in-kind senior secured toggle notes (which allow us, at our option, to pay interest in-kind during the first five years) due 2016, which are subject to certain standard covenants. We made the interest payment for the interest period ended in May 2009 by paying in-kind ($78 million) instead of paying interest in cash.

During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured second lien notes due 2017 at a price of 96.673% of their face value, resulting in $300 million of gross proceeds. After the payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

Senior Unsecured Notes

During November 2010, we issued $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021 (the “2021 Notes”) at a price of 100% of their face value, resulting in $1.525 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds to make a distribution to our stockholders and optionholders.

General Debt Information

The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture (the “1993 Indenture”) dated December 16, 1993 (except for

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	LONG-TERM DEBT (Continued)

General Debt Information (Continued)

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

Maturities of long-term debt in years 2012 through 2015 are $4.195 billion, $4.952 billion, $1.681 billion and $1.676 billion, respectively.

NOTE 11 —	CONTINGENCIES

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations or financial position.

Health care companies are subject to numerous investigations by various governmental agencies. Under the federal false claims act (“FCA”) private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received government inquiries from federal and state agencies and our facilities may receive such inquiries in future periods. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations or financial position.

HCA HOLDINGS, INC.

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

The Civil Division of the Department of Justice (“DOJ”) has contacted us in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the Centers for Medicare & Medicaid Services’ criteria. In connection with this nationwide review, the DOJ has indicated it will be reviewing certain ICD billing and medical records at 95 HCA hospitals; the review covers the period from October 2003 to the present. The review could potentially give rise to claims against us under the federal FCA or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on us.

NOTE 12 —	CAPITAL STOCK

The Company’s certificate of incorporation was amended and restated, effective November 19, 2010. The amended and restated certificate of incorporation authorizes the Company to issue up to 125,000,000 shares of common stock, and our amended and restated by-laws set the number of directors constituting the board of directors of the Company at not less than one nor more than 15.

Distributions

During 2010, our Board of Directors declared three distributions to its stockholders and holders of stock options. The distributions totaled $42.50 per share and vested stock option, or $4.332 billion in the aggregate. The distributions were funded using funds available under our senior secured credit facilities, proceeds from the 2021 Notes offering and cash on hand. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received $42.50 per share reductions (subject to certain tax related limitations for certain stock options that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable stock options) to the exercise price of their share-based awards.

Registration Statement Filings

On May 5, 2010, HCA Inc.’s Board of Directors granted approval for HCA Inc. to file with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. The Form S-1 was filed on May 7, 2010.

In connection with the Corporate Reorganization, on December 15, 2010, HCA Holdings, Inc.’s Board of Directors granted approval for the Company to file with the SEC a registration statement on Form S-1 relating to a proposed initial public offering of its common stock. The Form S-1 was filed on December 22, 2010, and HCA Inc. filed a request to withdraw its registration statement on Form S-1 at the same time.

Stockholder Agreements and Equity Securities with Contingent Redemption Rights

The stockholder agreements, among other things, contain agreements among the parties with respect to restrictions on the transfer of shares, including tag along rights and drag along rights, registration rights (including customary indemnification provisions) and other rights. Pursuant to the management stockholder agreements, the applicable employees can elect to have the Company redeem their common stock and vested stock options in the events of death or permanent disability, prior to the consummation of the initial public offering of common stock by the Company. At December 31, 2010, there were 2,216,500 common shares and 5,291,700 vested stock options that were subject to these contingent redemption terms.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	EMPLOYEE BENEFIT PLANS

We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants for periods subsequent to March 31, 2008, and 50% of the first 3% of compensation deferred by participants for periods prior to April 1, 2008). The cost of these plans totaled $307 million for 2010, $283 million for 2009 and $233 million for 2008. Our contributions are funded periodically during each year.

We maintained a noncontributory, defined contribution retirement plan which covered substantially all employees. Benefits were determined as a percentage of a participant’s salary and vest over specified periods of employee service. Benefits expense was $46 million for 2008. There was no expense for 2010 and 2009 as the noncontributory plan and the related participant account balances were merged into the contributory HCA 401(k) Plan effective April 1, 2008.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $19 million for 2010, $26 million for 2009 and $2 million for 2008. Accrued benefits liabilities under this plan totaled $84 million at December 31, 2010 and $73 million at December 31, 2009.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $27 million for 2010, $24 million for 2009 and $20 million for 2008. Accrued benefits liabilities under this plan totaled $197 million at December 31, 2010 and $152 million at December 31, 2009.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $30 million for 2010, $39 million for 2009, and $24 million for 2008. Accrued benefits liabilities under these plans totaled $131 million at December 31, 2010 and $115 million at December 31, 2009.

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the years ended December 31, 2010, 2009 and 2008, approximately 23.5%, 22.8% and 23.1%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 48 consolidating hospitals located in the Eastern United States, the Central Group includes 46 consolidating hospitals located in the Central United States and the Western Group includes 56 consolidating hospitals located in the Western United States. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, impairments of long-lived assets, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under

HCA HOLDINGS, INC.

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

The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill are summarized in the following table (dollars in millions):

	For the Years Ended December 31,
	2010	2009	2008

Revenues:
Eastern Group	$9,006	$8,807	$8,570
Central Group	7,222	7,225	6,740
Western Group	13,467	13,140	12,118
Corporate and other	988	880	946

	$30,683	$30,052	$28,374

Equity in earnings of affiliates:
Eastern Group	$(3)	$(3)	$(2)
Central Group	(1)	(2)	(2)
Western Group	(278)	(241)	(219)
Corporate and other	—	—	—

	$(282)	$(246)	$(223)

Adjusted segment EBITDA:
Eastern Group	$1,580	$1,469	$1,288
Central Group	1,272	1,325	1,061
Western Group	3,107	2,867	2,270
Corporate and other	(91)	(189)	(45)

	$5,868	$5,472	$4,574

Depreciation and amortization:
Eastern Group	$354	$364	$358
Central Group	352	352	359
Western Group	581	578	552
Corporate and other	134	131	147

	$1,421	$1,425	$1,416

Adjusted segment EBITDA	$5,868	$5,472	$4,574
Depreciation and amortization	1,421	1,425	1,416
Interest expense	2,097	1,987	2,021
Losses (gains) on sales of facilities	(4)	15	(97)
Impairments of long-lived assets	123	43	64

Income before income taxes	$2,231	$2,002	$1,170

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	As of December 31,
	2010	2009

Assets:
Eastern Group	$4,922	$5,018
Central Group	5,271	5,173
Western Group	9,169	8,847
Corporate and other	4,490	5,093

	$23,852	$24,131

	Eastern	Central	Western	Corporate
	Group	Group	Group	and Other	Total

Goodwill:
Balance at December 31, 2009	$596	$1,018	$742	$221	$2,577
Acquisitions	14	—	65	46	125
Impairments	—	—	—	(14)	(14)
Foreign currency translation and other	(2)	1	8	(2)	5

Balance at December 31, 2010	$608	$1,019	$815	$251	$2,693

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

NOTE 15 —	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

				Change
	Unrealized	Foreign		in Fair
	Gains (Losses) on	Currency	Defined	Value of
	Available-for-Sale	Translation	Benefit	Derivative
	Securities	Adjustments	Plans	Instruments	Total

Balances at December 31, 2007	$14	$34	$(44)	$(176)	$(172)
Unrealized losses on available-for-sale securities, net of $25 income tax benefit	(44)	—	—	—	(44)
Foreign currency translation adjustments, net of $33 income tax benefit	—	(62)	—	—	(62)
Defined benefit plans, net of $40 income tax benefit	—	—	(68)	—	(68)
Change in fair value of derivative instruments, net of $194 income tax benefit	—	—	—	(334)	(334)
Expense reclassified into operations from other comprehensive income, net of $4 and $42, respectively, income tax benefits	—	—	6	70	76

Balances at December 31, 2008	(30)	(28)	(106)	(440)	(604)
Unrealized gains on available-for-sale securities, net of $25 of income taxes	44	—	—	—	44
Foreign currency translation adjustments, net of $14 of income taxes	—	25	—	—	25
Defined benefit plans, net of $8 income tax benefit	—	—	(10)	—	(10)
Change in fair value of derivative instruments, net of $76 income tax benefit	—	—	—	(133)	(133)
Expense reclassified into operations from other comprehensive income, net of $6 and $127, respectively, income tax benefits	—	—	10	218	228

Balances at December 31, 2009	14	(3)	(106)	(355)	(450)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	1	—	—	—	1
Foreign currency translation adjustments, net of $9 of income tax benefit	—	(16)	—	—	(16)
Defined benefit plans, net of $28 income tax benefit	—	—	(48)	—	(48)
Change in fair value of derivative instruments, net of $94 income tax benefit	—	—	—	(161)	(161)
(Income) expense reclassified into operations from other comprehensive income, net of $(4), $7 and $140, respectively, income (taxes) benefits	(9)	—	11	244	246

Balances at December 31, 2010	$6	$(19)	$(143)	$(272)	$(428)

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2010	2009

Professional liability risks	$268	$265
Interest	309	283
Taxes other than income	197	190
Other	471	420

	$1,245	$1,158

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year ended December 31, 2008	$3,711	$3,409	$(2,379)	$4,741
Year ended December 31, 2009	4,741	3,276	(3,157)	4,860
Year ended December 31, 2010	4,860	2,648	(3,569)	3,939

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure. HCA Holdings, Inc. became the new parent company, and HCA Inc. is now HCA Holdings, Inc.’s wholly-owned direct subsidiary. On November 23, 2010, HCA Holdings, Inc. issued the 2021 Notes. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

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

Our condensed consolidating balance sheets at December 31, 2010 and 2009 and condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2010, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2010
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$17,647	$13,036	$—	$30,683

Salaries and benefits	—	—	7,315	5,169	—	12,484
Supplies	—	—	2,825	2,136	—	4,961
Other operating expenses	—	5	2,634	2,365	—	5,004
Provision for doubtful accounts	—	—	1,632	1,016	—	2,648
Equity in earnings of affiliates	(1,215)	—	(107)	(175)	1,215	(282)
Depreciation and amortization	—	—	782	639	—	1,421
Interest expense	12	2,700	(761)	146	—	2,097
Gains on sales of facilities	—	—	—	(4)	—	(4)
Impairments of long-lived assets	—	—	58	65	—	123
Management fees	—	—	(454)	454	—	—

	(1,203)	2,705	13,924	11,811	1,215	28,452

Income (loss) before income taxes	1,203	(2,705)	3,723	1,225	(1,215)	2,231
Provision for income taxes	(4)	(955)	1,299	318	—	658

Net income	1,207	(1,750)	2,424	907	(1,215)	1,573
Net income attributable to noncontrolling interests	—	—	44	322	—	366

Net income attributable to HCA Holdings, Inc.	$1,207	$(1,750)	$2,380	$585	$(1,215)	$1,207

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2009
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$17,584	$12,468	$—	$30,052

Salaries and benefits	—	7,149	4,809	—	11,958
Supplies	—	2,846	2,022	—	4,868
Other operating expenses	14	2,497	2,213	—	4,724
Provision for doubtful accounts	—	2,043	1,233	—	3,276
Equity in earnings of affiliates	(2,540)	(95)	(151)	2,540	(246)
Depreciation and amortization	—	787	638	—	1,425
Interest expense	2,356	(500)	131	—	1,987
Losses (gains) on sales of facilities	—	17	(2)	—	15
Impairments of long-lived assets	—	34	9	—	43
Management fees	—	(443)	443	—	—

	(170)	14,335	11,345	2,540	28,050

Income before income taxes	170	3,249	1,123	(2,540)	2,002
Provision for income taxes	(884)	1,189	322	—	627

Net income	1,054	2,060	801	(2,540)	1,375
Net income attributable to noncontrolling interests	—	61	260	—	321

Net income attributable to HCA Holdings, Inc.	$1,054	$1,999	$541	$(2,540)	$1,054

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2008
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$16,507	$11,867	$—	$28,374

Salaries and benefits	—	6,846	4,594	—	11,440
Supplies	—	2,671	1,949	—	4,620
Other operating expenses	(6)	2,445	2,115	—	4,554
Provision for doubtful accounts	—	2,073	1,336	—	3,409
Equity in earnings of affiliates	(2,100)	(82)	(141)	2,100	(223)
Depreciation and amortization	—	776	640	—	1,416
Interest expense	2,190	(328)	159	—	2,021
Gains on sales of facilities	—	(5)	(92)	—	(97)
Impairments of long-lived assets	—	—	64	—	64
Management fees	—	(426)	426	—	—

	84	13,970	11,050	2,100	27,204

Income (loss) before income taxes	(84)	2,537	817	(2,100)	1,170
Provision for income taxes	(757)	803	222	—	268

Net income	673	1,734	595	(2,100)	902
Net income attributable to noncontrolling interests	—	53	176	—	229

Net income attributable to HCA Holdings, Inc.	$673	$1,681	$419	$(2,100)	$673

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2010
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$156	$249	$—	$411
Accounts receivable, net	—	—	2,214	1,618	—	3,832
Inventories	—	—	547	350	—	897
Deferred income taxes	931	—	—	—	—	931
Other	202	—	223	423	—	848

	1,139	—	3,140	2,640	—	6,919

Property and equipment, net	—	—	6,817	4,535	—	11,352
Investments of insurance subsidiary	—	—	—	642	—	642
Investments in and advances to affiliates	—	—	248	621	—	869
Goodwill	—	—	1,635	1,058	—	2,693
Deferred loan costs	23	351	—	—	—	374
Investments in and advances to subsidiaries	14,282	—	—	—	(14,282)	—
Other	776	39	21	167	—	1,003

	$16,220	$390	$11,861	$9,663	$(14,282)	$23,852

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$919	$618	$—	$1,537
Accrued salaries	—	—	556	339	—	895
Other accrued expenses	12	296	328	609	—	1,245
Long-term debt due within one year	—	554	12	26	—	592

	12	850	1,815	1,592	—	4,269

Long-term debt	1,525	25,758	95	255	—	27,633
Intercompany balances	25,985	(16,130)	(12,833)	2,978	—	—
Professional liability risks	—	—	—	995	—	995
Income taxes and other liabilities	483	425	505	195	—	1,608

	28,005	10,903	(10,418)	6,015	—	34,505

Equity securities with contingent redemption rights	141	—	—	—	—	141

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(11,926)	(10,513)	22,167	2,628	(14,282)	(11,926)
Noncontrolling interests	—	—	112	1,020	—	1,132

	(11,926)	(10,513)	22,279	3,648	(14,282)	(10,794)

	$16,220	$390	$11,861	$9,663	$(14,282)	$23,852

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$95	$217	$—	$312
Accounts receivable, net	—	2,135	1,557	—	3,692
Inventories	—	489	313	—	802
Deferred income taxes	1,192	—	—	—	1,192
Other	81	148	350	—	579

	1,273	2,867	2,437	—	6,577

Property and equipment, net	—	7,034	4,393	—	11,427
Investments of insurance subsidiary	—	—	1,166	—	1,166
Investments in and advances to affiliates	—	244	609	—	853
Goodwill	—	1,641	936	—	2,577
Deferred loan costs	418	—	—	—	418
Investments in and advances to subsidiaries	21,830	—	—	(21,830)	—
Other	963	19	131	—	1,113

	$24,484	$11,805	$9,672	$(21,830)	$24,131

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$908	$552	$—	$1,460
Accrued salaries	—	542	307	—	849
Other accrued expenses	282	293	583	—	1,158
Long-term debt due within one year	802	9	35	—	846

	1,084	1,752	1,477	—	4,313

Long-term debt	24,427	103	294	—	24,824
Intercompany balances	6,636	(10,387)	3,751	—	—
Professional liability risks	—	—	1,057	—	1,057
Income taxes and other liabilities	1,176	421	171	—	1,768

	33,323	(8,111)	6,750	—	31,962

Equity securities with contingent redemption rights	147	—	—	—	147

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,986)	19,787	2,043	(21,830)	(8,986)
Noncontrolling interests	—	129	879	—	1,008

	(8,986)	19,916	2,922	(21,830)	(7,978)

	$24,484	$11,805	$9,672	$(21,830)	$24,131

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2010
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,207	$(1,750)	$2,424	$907	$(1,215)	$1,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	12	13	(1,759)	(1,113)	—	(2,847)
Provision for doubtful accounts	—	—	1,632	1,016	—	2,648
Depreciation and amortization	—	—	782	639	—	1,421
Income taxes	27	—	—	—	—	27
Gains on sales of facilities	—	—	—	(4)	—	(4)
Impairments of long-lived assets	—	—	58	65	—	123
Amortization of deferred loan costs	—	81	—	—	—	81
Share-based compensation	32	—	—	—	—	32
Equity in earnings of affiliates	(1,215)	—	—	—	1,215	—
Other	—	31	—	—	—	31

Net cash provided by (used in) operating activities	63	(1,625)	3,137	1,510	—	3,085

Cash flows from investing activities:
Purchase of property and equipment	—	—	(602)	(723)	—	(1,325)
Acquisition of hospitals and health care entities	—	—	(21)	(212)	—	(233)
Disposal of hospitals and health care entities	—	—	29	8	—	37
Change in investments	—	—	1	471	—	472
Other	—	—	(3)	13	—	10

Net cash used in investing activities	—	—	(596)	(443)	—	(1,039)

Cash flows from financing activities:
Issuances of long-term debt	1,525	1,387	—	—	—	2,912
Net change in revolving bank credit facilities	—	1,889	—	—	—	1,889
Repayment of long-term debt	—	(2,164)	(32)	(72)	—	(2,268)
Distributions to noncontrolling interests	—	—	(61)	(281)	—	(342)
Contributions from noncontrolling interests	—	—	—	57	—	57
Payment of debt issuance costs	(23)	(27)	—	—	—	(50)
Distributions to stockholders	(4,257)	—	—	—	—	(4,257)
Income tax benefits	114	—	—	—	—	114
Changes in intercompany balances with affiliates, net	2,590	556	(2,387)	(759)	—	—
Other	(6)	(16)	—	20	—	(2)

Net cash provided by (used in) financing activities	(57)	1,625	(2,480)	(1,035)	—	(1,947)

Change in cash and cash equivalents	6	—	61	32	—	99
Cash and cash equivalents at beginning of period	—	—	95	217	—	312

Cash and cash equivalents at end of period	$6	$—	$156	$249	$—	$411

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2009
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,054	$2,060	$801	$(2,540)	$1,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	90	(1,882)	(1,299)	—	(3,091)
Provision for doubtful accounts	—	2,043	1,233	—	3,276
Depreciation and amortization	—	787	638	—	1,425
Income taxes	(520)	—	—	—	(520)
Losses (gains) on sales of facilities	—	17	(2)	—	15
Impairments of long-lived assets	—	34	9	—	43
Amortization of deferred loan costs	80	—	—	—	80
Share-based compensation	40	—	—	—	40
Pay-in-kind interest	58	—	—	—	58
Equity in earnings of affiliates	(2,540)	—	—	2,540	—
Other	50	(2)	(2)	—	46

Net cash provided by (used in) operating activities	(1,688)	3,057	1,378	—	2,747

Cash flows from investing activities:
Purchase of property and equipment	—	(720)	(597)	—	(1,317)
Acquisition of hospitals and health care entities	—	(38)	(23)	—	(61)
Disposal of hospitals and health care entities	—	21	20	—	41
Change in investments	—	(7)	310	—	303
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(744)	(291)	—	(1,035)

Cash flows from financing activities:
Issuances of long-term debt	2,979	—	—	—	2,979
Net change in revolving bank credit facilities	(1,335)	—	—	—	(1,335)
Repayment of long-term debt	(2,972)	(7)	(124)	—	(3,103)
Distributions to noncontrolling interests	—	(70)	(260)	—	(330)
Payment of debt issuance costs	(70)	—	—	—	(70)
Changes in intercompany balances with affiliates, net	3,107	(2,275)	(832)	—	—
Other	(21)	—	15	—	(6)

Net cash provided by (used in) financing activities	1,688	(2,352)	(1,201)	—	(1,865)

Change in cash and cash equivalents	—	(39)	(114)	—	(153)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$95	$217	$—	$312

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2008
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$673	$1,734	$595	$(2,100)	$902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(11)	(2,085)	(1,271)	—	(3,367)
Provision for doubtful accounts	—	2,073	1,336	—	3,409
Depreciation and amortization	—	776	640	—	1,416
Income taxes	(448)	—	—	—	(448)
Gains on sales of facilities	—	(5)	(92)	—	(97)
Impairments of long-lived assets	—	—	64	—	64
Amortization of deferred loan costs	79	—	—	—	79
Share-based compensation	32	—	—	—	32
Equity in earnings of affiliates	(2,100)	—	—	2,100	—
Other	—	(19)	19	—	—

Net cash provided by (used in) operating activities	(1,775)	2,474	1,291	—	1,990

Cash flows from investing activities:
Purchase of property and equipment	—	(927)	(673)	—	(1,600)
Acquisition of hospitals and health care entities	—	(34)	(51)	—	(85)
Disposal of hospitals and health care entities	—	27	166	—	193
Change in investments	—	(26)	47	—	21
Other	—	(4)	8	—	4

Net cash used in investing activities	—	(964)	(503)	—	(1,467)

Cash flows from financing activities:
Net change in revolving bank credit facilities	700	—	—	—	700
Repayment of long-term debt	(851)	(4)	(105)	—	(960)
Distributions to noncontrolling interests	—	(32)	(146)	—	(178)
Changes in intercompany balances with affiliates, net	1,935	(1,505)	(430)	—	—
Other	(9)	—	(4)	—	(13)

Net cash provided by (used in) financing activities	1,775	(1,541)	(685)	—	(451)

Change in cash and cash equivalents	—	(31)	103	—	72
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$134	$331	$—	$465

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

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

Reconciliations of the HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit and Consolidated Statements of Cash Flows presentations to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit and Consolidated Statements of Cash Flows presentations for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in millions):

	2010	2009	2008

Presentation in HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit:
Share-based benefit plans	$43	$47	$40
Other	120	14	2

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Holdings, Inc., net of contributions to HCA Holdings, Inc.	$163	$61	$42

Presentation in HCA Holdings, Inc. Consolidated Statements of Cash Flows (cash flows from financing activities):
Other	$—	$—	$(9)

Presentation in Healthtrust Inc. — The Hospital Company Consolidated Statements of Cash Flows (cash flows from financing activities):
Net cash distributions to HCA Holdings, Inc.	$—	$—	$(9)

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the tables above, the separate consolidated financial statements of Healthtrust are not presented.

NOTE 18 —	SUBSEQUENT EVENT

February 16, 2011 Increase in Authorized Shares and Stock Split

On February 16, 2011, our Board of Directors approved an increase in the number of authorized shares to 1,800,000,000 shares of common stock and a 4.505 -to-one split of the Company’s issued and outstanding common stock. The increase in the authorized shares and the stock split are expected to become effective immediately prior to the effectiveness of the initial public offering of our common stock. Since the increase in the authorized shares and the stock split are not yet effective, the common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements have not been restated.

HCA HOLDINGS, INC.
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions)

	2010
	First		Second		Third		Fourth

Revenues	$7,544		$7,756		$7,647		$7,736
Net income	$476	(a)	$378	(b)	$325	(c)	$394	(d)
Net income attributable to HCA Holdings, Inc.	$388	(a)	$293	(b)	$243	(c)	$283	(d)
Basic earnings per share	$4.11	(a)	$3.09	(b)	$2.57	(c)	$2.99	(d)
Diluted earnings per share	$4.02	(a)	$3.01	(b)	$2.49	(c)	$2.91	(d)

	2009
	First		Second		Third		Fourth

Revenues	$7,431		$7,483		$7,533		$7,605
Net income	$432	(e)	$365	(f)	$274	(g)	$304	(h)
Net income attributable to HCA Holdings, Inc.	$360	(e)	$282	(f)	$196	(g)	$216	(h)
Basic earnings per share	$3.81	(e)	$3.00	(f)	$2.07	(g)	$2.29	(h)
Diluted earnings per share	$3.76	(e)	$2.96	(f)	$2.04	(g)	$2.24	(h)

(a)	First quarter results include $12 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(b)	Second quarter results include $57 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(c)	Third quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $6 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(d)	Fourth quarter results include $3 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $2 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(e)	First quarter results include $3 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $6 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(f)	Second quarter results include $2 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $2 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(g)	Third quarter results include $2 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(h)	Fourth quarter results include $4 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $24 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).