Form 10-Q
period 2011-03-31
HCA Holdings, Inc.
filed 2011-05-11
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2011

Voting common stock, $.01 par value	515,646,400 shares

HCA HOLDINGS, INC.
Form 10-Q
March 31, 2011

		Page of
		Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters ended March 31, 2011 and 2010	3
	Condensed Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows — for the quarters ended March 31, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

Part II.	Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		47
EX-10.5
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010
Unaudited
(Dollars in millions, except per share amounts)

	2011	2010

Revenues	$8,055	$7,544

Salaries and benefits	3,295	3,072
Supplies	1,275	1,200
Other operating expenses	1,322	1,202
Provision for doubtful accounts	649	564
Equity in earnings of affiliates	(76)	(68)
Depreciation and amortization	358	355
Interest expense	533	516
Losses on sales of facilities	1	—
Impairments of long-lived assets	—	18
Termination of management agreement	181	—

	7,538	6,859

Income before income taxes	517	685
Provision for income taxes	183	209

Net income	334	476
Net income attributable to noncontrolling interests	94	88

Net income attributable to HCA Holdings, Inc.	$240	$388

Per share data:
Basic earnings per share	$0.54	$0.91
Diluted earnings per share	$0.52	$0.89
Shares used in earnings per share calculations (in thousands):
Basic	444,202	426,350
Diluted	461,969	435,680

See accompanying notes.

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$553	$411
Accounts receivable, less allowance for doubtful accounts of $3,870 and $3,939	4,060	3,832
Inventories	881	897
Deferred income taxes	916	931
Other	576	848

	6,986	6,919

Property and equipment, at cost	25,855	25,641
Accumulated depreciation	(14,508)	(14,289)

	11,347	11,352

Investments of insurance subsidiary	590	642
Investments in and advances to affiliates	852	869
Goodwill	2,705	2,693
Deferred loan costs	354	374
Other	975	1,003

	$23,809	$23,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,348	$1,537
Accrued salaries	975	895
Other accrued expenses	1,398	1,245
Long-term debt due within one year	546	592

	4,267	4,269

Long-term debt	24,820	27,633
Professional liability risks	1,003	995
Income taxes and other liabilities	1,507	1,608

Equity securities with contingent redemption rights	—	141

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 515,614,300 shares in 2011 and 427,458,800 shares in 2010	5	4
Capital in excess of par value	3,057	386
Accumulated other comprehensive loss	(344)	(428)
Retained deficit	(11,648)	(11,888)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,930)	(11,926)
Noncontrolling interests	1,142	1,132

	(7,788)	(10,794)

	$23,809	$23,852

See accompanying notes.

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010
Unaudited
(Dollars in millions)

	2011	2010

Cash flows from operating activities:
Net income	$334	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(774)	(838)
Provision for doubtful accounts	649	564
Depreciation and amortization	358	355
Income taxes	321	238
Losses on sales of facilities	1	—
Impairments of long-lived assets	—	18
Amortization of deferred loan costs	20	20
Share-based compensation	8	8
Other	1	18

Net cash provided by operating activities	918	859

Cash flows from investing activities:
Purchase of property and equipment	(329)	(214)
Acquisition of hospitals and health care entities	(22)	(21)
Disposition of hospitals and health care entities	55	24
Change in investments	20	29
Other	3	1

Net cash used in investing activities	(273)	(181)

Cash flows from financing activities:
Issuance of long-term debt	—	1,387
Net change in revolving credit facilities	(2,604)	1,339
Repayment of long-term debt	(296)	(1,510)
Distributions to noncontrolling interests	(95)	(83)
Distributions to stockholders	(30)	(1,751)
Payment of debt issuance costs	—	(25)
Issuance of common stock	2,506	—
Income tax benefits	22	42
Other	(6)	(1)

Net cash used in financing activities	(503)	(602)

Change in cash and cash equivalents	142	76
Cash and cash equivalents at beginning of period	411	312

Cash and cash equivalents at end of period	$553	$388

Interest payments	$401	$374
Income tax refunds, net	$(160)	$(71)

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reporting Entity

On November 17, 2006, HCA Inc. completed its merger with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC, a Delaware limited liability company owned by a private investor group comprised of affiliates of Bain Capital Partners, Kohlberg Kravis Roberts & Co., BAML Capital Partners (formerly Merrill Lynch Global Private Equity) (each a “Sponsor”), affiliates of Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors and the Sponsor Assignees, the “Investors”) and by members of management and certain other investors.

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure (the “Corporate Reorganization”). HCA Holdings, Inc. became the new parent company, and HCA Inc. is a wholly-owned direct subsidiary of HCA Holdings, Inc. As part of the Corporate Reorganization, HCA Inc.’s outstanding shares of capital stock were automatically converted, on a share for share basis, into identical shares of our common stock. Immediately following the Corporate Reorganization, our amended and restated certificate of incorporation, amended and restated bylaws, executive officers and board of directors were the same as HCA Inc.’s in effect immediately prior to the Corporate Reorganization, and the rights, privileges and interests of HCA Inc.’s stockholders remained the same with respect to us as the new holding company.

During February 2011, our Board of Directors approved an increase in the number of our authorized shares to 1,800,000,000 shares of common stock and a 4.505-to-one split of our issued and outstanding common shares. All common share and per common share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements reflect the 4.505-to-one split. During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share (before deducting underwriter discounts, commissions and other related offering expenses). Certain of our stockholders also sold 57,410,700 shares of our common stock in this offering. We did not receive any proceeds from the shares sold by the selling stockholders. Our common stock is now traded on the New York Stock Exchange (symbol “HCA”).

The Investors have provided management and advisory services to the Company pursuant to a management agreement among HCA Inc. and the Investors executed in connection with the Investors’ acquisition of HCA Inc. in November 2006. The management agreement was terminated pursuant to its terms upon completion of the initial public offering of our common stock, and the Company paid the Investors a final fee of $181 million. The management agreement also provided that the Company pay a 1% fee in connection with certain financing, acquisition, divestiture and change of control transactions. The Company paid the Investors a fee of $26 million related to the initial public offering of our common stock, and this fee was recorded as a cost of the stock offering.

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2011, these affiliates owned and operated 156 hospitals, 98 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA Holdings, Inc. are also partners in joint ventures that own and operate seven hospitals and nine freestanding surgery centers, which are accounted for using the equity method. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

HCA HOLDINGS, INC.

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

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $54 million and $40 million for the quarters ended March 31, 2011 and 2010, respectively. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — INCOME TAXES

At March 31, 2011, we were contesting, before the Internal Revenue Service (“IRS”) Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, eight taxable periods of HCA Inc. and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of March 31, 2011. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

Our liability for unrecognized tax benefits was $402 million, including accrued interest of $92 million, as of March 31, 2011 ($413 million and $115 million, respectively, as of December 31, 2010). Unrecognized tax benefits of $197 million ($190 million as of December 31, 2010) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $54 million ($63 million as of December 31, 2010) related to deductible interest and state income taxes or a refundable deposit of $82 million ($82 million as of December 31, 2010), which is recorded in noncurrent assets. The provision for income taxes reflects $24 million and $15 million ($15 million and $9 million, net of tax) in reductions in interest expense related to taxing authority examinations for the quarters ended March 31, 2011 and 2010, respectively.

Depending on the resolution of the IRS disputes, the completion of examinations by federal, state or international taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible our liability for unrecognized tax benefits may significantly increase or decline within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 3 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and restricted share units, computed using the treasury stock method.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2011 and 2010 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter
	2011	2010

Net income attributable to HCA Holdings, Inc.	$240	$388

Weighted average common shares outstanding	444,202	426,350
Effect of dilutive securities	17,767	9,330

Shares used for diluted earnings per share	461,969	435,680

Earnings per share:
Basic earnings per share	$0.54	$0.91
Diluted earnings per share	$0.52	$0.89

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at March 31, 2011 and December 31, 2010 follows (dollars in millions):

	March 31, 2011
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$296	$11	$(2)	$305
Auction rate securities	170	—	(1)	169
Asset-backed securities	24	—	—	24
Money market funds	200	—	—	200

	690	11	(3)	698
Equity securities	8	1	(1)	8

	$698	$12	$(4)	706

Amounts classified as current assets				(116)

Investment carrying value				$590

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2010
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$312	$12	$(1)	$323
Auction rate securities	251	—	(1)	250
Asset-backed securities	26	1	(1)	26
Money market funds	135	—	—	135

	724	13	(3)	734
Equity securities	8	1	(1)	8

	$732	$14	$(4)	742

Amounts classified as current assets				(100)

Investment carrying value				$642

At March 31, 2011 and December 31, 2010, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At March 31, 2011 and December 31, 2010, $84 million and $92 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at March 31, 2011 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$225	$225
Due after one year through five years	147	153
Due after five years through ten years	108	110
Due after ten years	16	17

	496	505
Auction rate securities	170	169
Asset-backed securities	24	24

	$690	$698

The average expected maturity of the investments in debt securities at March 31, 2011 was 2.3 years, compared to the average scheduled maturity of 9.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At March 31, 2011, the average expected maturities for our auction rate and asset-backed securities were 3.9 years and 5.3 years, respectively, compared to average scheduled maturities of 25.5 years and 25.3 years, respectively.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2011 and December 31, 2010, including related interest rates at March 31, 2011, follows (dollars in millions):

	March 31,	December 31,
	2011	2010

Senior secured asset-based revolving credit facility	$—	$1,875
Senior secured revolving credit facility	—	729
Senior secured term loan facilities (effective interest rate of 6.9%)	7,554	7,530
Senior secured first lien notes (effective interest rate of 8.4%)	4,076	4,075
Other senior secured debt (effective interest rate of 7.1%)	314	322

First lien debt	11,944	14,531

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,502	4,501
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,578

Second lien debt	6,080	6,079

Senior unsecured notes (effective interest rate of 7.1%)	7,342	7,615

Total debt (average life of 6.3 years, rates averaging 7.9%)	25,366	28,225
Less amounts due within one year	546	592

	$24,820	$27,633

During March 2011, pending permanent application, we used the net proceeds of $2.506 billion from the initial public offering of our common stock to reduce amounts outstanding under our revolving credit facilities.

On November 8, 2010, an amended and restated joinder agreement was entered into with respect to the cash flow credit facility to establish a new replacement revolving credit series, which will mature on November 17, 2015. Under the amended and restated joinder agreement, these replacement revolving credit commitments became effective upon the completion of our initial public offering of our common stock in March 2011.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2011 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swaps	$7,100	November 2011	$(202)
Pay-fixed interest rate swaps (starting November 2011)	3,000	December 2016	(99)

Certain of our interest rate swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our interest rate swap agreements, which were not designated as hedges, at March 31, 2011 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swap	$900	November 2011	$(25)
Pay-variable interest rate swap	900	November 2011	3

During the next 12 months, we estimate $259 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

Certain of our cross currency swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement, which was not designated as a hedge, at March 31, 2011 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Euro — United States Dollar currency swap	351 Euro	December 2011	$67

Derivatives — Results of Operations

The following tables present the effect on our results of operations of our interest rate and cross currency swaps for the quarter ended March 31, 2011 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Gain	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$6	Interest expense	$95

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations (continued)

	Location of Gain	Amount of Gain
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Cross currency swap	Other operating expenses	$28

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2011, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2011, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $274 million.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Cash Traded Investments (continued)

Our wholly-owned insurance subsidiary had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $169 million ($170 million par value) at March 31, 2011. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. During 2010 and the first quarter of 2011, certain issuers and their broker/dealers redeemed or repurchased $150 million and $81 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and at March 31, 2011 and December 31, 2010, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Fair Value Summary

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2011
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary:
Debt securities:
States and municipalities	$305	$—	$305	$—
Auction rate securities	169	—	—	169
Asset-backed securities	24	—	24	—
Money market funds	200	200	—	—

	698	200	329	169
Equity securities	8	2	5	1

Investments of insurance subsidiary	706	202	334	170
Less amounts classified as current assets	(116)	(116)	—	—

	$590	$86	$334	$170

Cross currency swap (Other assets)	$67	$—	$67	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$323	$—	$323	$—

HCA HOLDINGS, INC.

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiary, which have fair value measurements based on significant unobservable inputs (Level 3), during the quarter ended March 31, 2011 (dollars in millions):

Asset balances at December 31, 2010	$251
Settlements	(81)

Asset balances at March 31, 2011	$170

The estimated fair value of our long-term debt was $26.395 billion and $28.738 billion at March 31, 2011 and December 31, 2010, respectively, compared to carrying amounts aggregating $25.366 billion and $28.225 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — CONTINGENCIES (continued)

Health care companies are subject to numerous investigations by various governmental agencies. Under the federal False Claims Act private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received government inquiries from federal and state agencies and our facilities may receive such inquiries in future periods. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations or financial position.

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

The Civil Division of the Department of Justice (“DOJ”) has contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the Centers for Medicare & Medicaid Services criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 87 HCA hospitals; the review covers the period from October 2003 to the present. The review could potentially give rise to claims against the Company under the federal False Claims Act or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on the Company.

NOTE 9 — COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2011 and 2010 are only attributable to HCA Holdings, Inc. and are as follows (dollars in millions):

	2011	2010

Net income attributable to HCA Holdings, Inc.	$240	$388
Change in fair value of derivative instruments	67	(12)
Change in fair value of available-for-sale securities	(1)	1
Foreign currency translation adjustments	14	(21)
Defined benefit plans	4	3

Comprehensive income	$324	$359

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	March 31,	December 31,
	2011	2010

Change in fair value of derivative instruments	$(205)	$(272)
Change in fair value of available-for-sale securities	5	6
Foreign currency translation adjustments	(5)	(19)
Defined benefit plans	(139)	(143)

Accumulated other comprehensive loss	$(344)	$(428)

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — COMPREHENSIVE INCOME AND CAPITAL STRUCTURE (continued)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.
			Capital in	Accumulated		Equity
	Common Stock		Excess of	Other		Attributable to
	Shares	Par	Par	Comprehensive	Retained	Noncontrolling
	(000)	Value	Value	Loss	Deficit	Interests	Total

Balances, December 31, 2010	427,459	$4	$386	$(428)	$(11,888)	$1,132	$(10,794)
Net income	—	—	—	—	240	94	334
Other comprehensive income	—	—	—	84	—	—	84
Issuance of common stock	87,719	1	2,505	—	—	—	2,506
Distributions	—	—	—	—	—	(95)	(95)
Share-based benefit plans	436	—	9	—	—	—	9
Reclassification of certain equity securities with contingent redemption rights	—	—	141	—	—	—	141
Other	—	—	16	—	—	11	27

Balances, March 31, 2011	515,614	$5	$3,057	$(344)	$(11,648)	$1,142	$(7,788)

During February 2011, our Board of Directors approved an increase in the number of our authorized shares to 1,800,000,000 shares of common stock and a 4.505-to-one split of our issued and outstanding commons shares. During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share and realized net proceeds (after costs of the offering) of $2.506 billion.

Prior to the consummation of the initial public offering of our common stock, certain employees could elect to have the Company redeem their common stock and vested options in the event of death or permanent disability, pursuant to the terms of their management stockholder agreements. The consummation of the initial public offering of our common stock effectively terminated the contingent redemption rights and the applicable amounts have been reclassified to stockholders’ equity.

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2011 and 2010, 24.8% and 24.5%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program.

Our operations are structured into three geographically organized groups: the National, Southwest and Central Groups. During February 2011, we reorganized our operational groups and have restated the prior period amounts to reflect this reorganization. The National Group includes 64 consolidating hospitals located in Florida, South Carolina, southern Georgia, Alaska, California, Nevada, Utah and Idaho, The Southwest Group includes 39 consolidating hospitals located in Texas, Oklahoma and the Wichita, Kansas market, and the Central Group includes 47 consolidating hospitals located in Louisiana, Indiana, Kentucky, Tennessee, Virginia, New Hampshire, northern Georgia and the Kansas City market. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses on sales of facilities, impairments of long-lived assets, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization and assets are summarized in the following table (dollars in millions):

	Quarters Ended
	March 31,
	2011	2010

Revenues:
National Group	$3,455	$3,203
Southwest Group	2,435	2,338
Central Group	1,879	1,764
Corporate and other	286	239

	$8,055	$7,544

Equity in earnings of affiliates:
National Group	$(1)	$(1)
Southwest Group	(75)	(66)
Central Group	—	(1)
Corporate and other	—	—

	$(76)	$(68)

Adjusted segment EBITDA:
National Group	$672	$662
Southwest Group	595	567
Central Group	333	343
Corporate and other	(10)	2

	$1,590	$1,574

Depreciation and amortization:
National Group	$125	$128
Southwest Group	111	107
Central Group	89	88
Corporate and other	33	32

	$358	$355

Adjusted segment EBITDA	$1,590	$1,574
Depreciation and amortization	358	355
Interest expense	533	516
Losses on sales of facilities	1	—
Impairments of long-lived assets	—	18
Termination of management agreement	181	—

Income before income taxes	$517	$685

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	March 31,	December 31,
	2011	2010

Assets:
National Group	$7,396	$7,345
Southwest Group	6,791	6,747
Central Group	5,283	5,271
Corporate and other	4,339	4,489

	$23,809	$23,852

NOTE 11 — ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS OF LONG-LIVED ASSETS

During the quarters ended March 31, 2011 and 2010, we paid $22 million and $21 million, respectively, to acquire nonhospital health care entities.

During the quarter ended March 31, 2011, we received proceeds of $55 million and recognized a net pretax loss of $1 million related to the sales of a hospital facility and our investment in a hospital joint venture. During the quarter ended March 31, 2010, we received proceeds of $24 million related to sales of real estate investments and the proceeds were equal to the carrying amounts.

During the quarter ended March 31, 2010, we recorded impairments of long-lived assets of $18 million to adjust the values of real estate and other investments in our National, Southwest and Corporate and Other Groups to estimated fair value. There were no impairments of long-lived assets for the quarter ended March 31, 2011.

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure. HCA Holdings, Inc. became the new parent company, and HCA Inc. is now HCA Holdings, Inc.’s wholly-owned direct subsidiary. On November 23, 2010, HCA Holdings, Inc. issued $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

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

Our summarized condensed consolidating balance sheets at March 31, 2011 and December 31, 2010 and condensed consolidating statements of income and cash flows for the quarters ended March 31, 2011 and 2010, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2011
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$4,578	$3,477	$—	$8,055

Salaries and benefits	—	—	1,896	1,399	—	3,295
Supplies	—	—	711	564	—	1,275
Other operating expenses	—	2	681	639	—	1,322
Provision for doubtful accounts	—	—	417	232	—	649
Equity in earnings of affiliates	(258)	—	(30)	(46)	258	(76)
Depreciation and amortization	—	—	195	163	—	358
Interest expense	30	691	(163)	(25)	—	533
Losses (gains) on sales of facilities	—	—	16	(15)	—	1
Termination of management agreement	—	181	—	—	—	181
Management fees	—	—	(124)	124	—	—

	(228)	874	3,599	3,035	258	7,538

Income (loss) before income taxes	228	(874)	979	442	(258)	517
Provision for income taxes	(12)	(375)	415	155	—	183

Net income (loss)	240	(499)	564	287	(258)	334
Net income attributable to noncontrolling interests	—	—	13	81	—	94

Net income (loss) attributable to HCA Holdings, Inc.	$240	$(499)	$551	$206	$(258)	$240

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2010
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,374	$3,170	$—	$7,544

Salaries and benefits	—	1,826	1,246	—	3,072
Supplies	—	690	510	—	1,200
Other operating expenses	2	638	562	—	1,202
Provision for doubtful accounts	—	358	206	—	564
Equity in earnings of affiliates	(811)	(27)	(41)	811	(68)
Depreciation and amortization	—	195	160	—	355
Interest expense	648	(115)	(17)	—	516
Impairments of long-lived assets	—	15	3	—	18
Management fees	—	(118)	118	—	—

	(161)	3,462	2,747	811	6,859

Income before income taxes	161	912	423	(811)	685
Provision for income taxes	(227)	313	123	—	209

Net income	388	599	300	(811)	476
Net income attributable to noncontrolling interests	—	15	73	—	88

Net income attributable to HCA Holdings, Inc.	$388	$584	$227	$(811)	$388

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2011
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$270	$283	$—	$553
Accounts receivable, net	—	—	2,288	1,772	—	4,060
Inventories	—	—	539	342	—	881
Deferred income taxes	916	—	—	—	—	916
Other	—	—	170	406	—	576

	916	—	3,267	2,803	—	6,986

Property and equipment, net	—	—	6,786	4,561	—	11,347
Investments of insurance subsidiary	—	—	—	590	—	590
Investments in and advances to affiliates	—	—	223	629	—	852
Goodwill	—	—	1,631	1,074	—	2,705
Deferred loan costs	23	331	—	—	—	354
Investments in and advances to subsidiaries	14,540	—	—	—	(14,540)	—
Other	678	90	24	183	—	975

	$16,157	$421	$11,931	$9,840	$(14,540)	$23,809

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4	$—	$780	$564	$—	$1,348
Accrued salaries	—	—	596	379	—	975
Other accrued expenses	108	380	277	633	—	1,398
Long-term debt due within one year	—	508	13	25	—	546

	112	888	1,666	1,601	—	4,267

Long-term debt	1,525	22,946	100	249	—	24,820
Intercompany balances	23,053	(12,792)	(13,180)	2,919	—	—
Professional liability risks	—	—	—	1,003	—	1,003
Income taxes and other liabilities	397	391	522	197	—	1,507

	25,087	11,433	(10,892)	5,969	—	31,597
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,930)	(11,012)	22,718	2,834	(14,540)	(8,930)
Noncontrolling interests	—	—	105	1,037	—	1,142

	(8,930)	(11,012)	22,823	3,871	(14,540)	(7,788)

	$16,157	$421	$11,931	$9,840	$(14,540)	$23,809

HCA HOLDINGS, INC.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2011
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$240	$(499)	$564	$287	$(258)	$334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	34	85	(559)	(334)	—	(774)
Provision for doubtful accounts	—	—	417	232	—	649
Depreciation and amortization	—	—	195	163	—	358
Income taxes	321	—	—	—	—	321
Losses (gains) on sales of facilities	—	—	15	(14)	—	1
Amortization of deferred loan costs	—	20	—	—	—	20
Share-based compensation	8	—	—	—	—	8
Equity in earnings of affiliates	(258)	—	—	—	258	—
Other	—	1	—	—	—	1

Net cash provided by (used in) operating activities	345	(393)	632	334	—	918

Cash flows from investing activities:
Purchase of property and equipment	—	—	(168)	(161)	—	(329)
Acquisition of hospitals and health care entities	—	—	—	(22)	—	(22)
Disposition of hospitals and health care entities	—	—	1	54	—	55
Change in investments	—	—	28	(8)	—	20
Other	—	—	(4)	7	—	3

Net cash used in investing activities	—	—	(143)	(130)	—	(273)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	(2,604)	—	—	—	(2,604)
Repayment of long-term debt	—	(284)	—	(12)	—	(296)
Distributions to noncontrolling interests	—	—	(20)	(75)	—	(95)
Distributions to stockholders	(30)	—	—	—	—	(30)
Changes in intercompany balances with affiliates, net	(2,843)	3,281	(355)	(83)	—	—
Issuances of common stock	2,506	—	—	—	—	2,506
Income tax benefits	22	—	—	—	—	22
Other	(6)	—	—	—	—	(6)

Net cash provided by (used in) financing activities	(351)	393	(375)	(170)	—	(503)

Change in cash and cash equivalents	(6)	—	114	34	—	142
Cash and cash equivalents at beginning of period	6	—	156	249	—	411

Cash and cash equivalents at end of period	$—	$—	$270	$283	$—	$553

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2010
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$388	$599	$300	$(811)	$476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	116	(670)	(284)	—	(838)
Provision for doubtful accounts	—	358	206	—	564
Depreciation and amortization	—	195	160	—	355
Income taxes	238	—	—	—	238
Impairments of long-lived assets	—	15	3	—	18
Amortization of deferred loan costs	20	—	—	—	20
Share-based compensation	8	—	—	—	8
Equity in earnings of affiliates	(811)	—	—	811	—
Other	18	—	—	—	18

Net cash provided by (used in) operating activities	(23)	497	385	—	859

Cash flows from investing activities:
Purchase of property and equipment	—	(53)	(161)	—	(214)
Acquisition of hospitals and health care entities	—	(21)	—	—	(21)
Disposition of hospitals and health care entities	—	23	1	—	24
Change in investments	—	7	22	—	29
Other	—	(3)	4	—	1

Net cash used in investing activities	—	(47)	(134)	—	(181)

Cash flows from financing activities:
Issuance of long-term debt	1,387	—	—	—	1,387
Net change in revolving credit facilities	1,339	—	—	—	1,339
Repayment of long-term debt	(1,496)	(11)	(3)	—	(1,510)
Distributions to noncontrolling interests	—	(33)	(50)	—	(83)
Distributions to stockholders	(1,751)	—	—	—	(1,751)
Changes in intercompany balances with affiliates, net	532	(421)	(111)	—	—
Payment of debt issuance costs	(25)	—	—	—	(25)
Income tax benefits	42	—	—	—	42
Other	(5)	—	4	—	(1)

Net cash provided by (used in) financing activities	23	(465)	(160)	—	(602)

Change in cash and cash equivalents	—	(15)	91	—	76
Cash and cash equivalents at beginning of period	—	95	217	—	312

Cash and cash equivalents at end of period	$—	$80	$308	$—	$388

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix, including potential declines in the population covered under managed care agreements and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (11) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (12) changes in accounting practices, (13) changes in general economic conditions nationally and regionally in our markets, (14) future divestitures which may result in charges and possible impairments of long-lived assets, (15) changes in business strategy or development plans, (16) delays in receiving payments for services provided, (17) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (18) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (19) our ability to demonstrate meaningful use of certified electronic health record technology and recognize revenues for the related Medicare or Medicaid incentive payments, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Health Care Reform

As enacted, the Health Reform Law will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. For a more detailed discussion of the Health Reform Law and its potential impact on the Company, see Part I, Item 1, “Business — Health Care Reform” in our Form 10-K for the year ended December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2011 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $240 million, or $0.52 per diluted share, for the quarter ended March 31, 2011, compared to $388 million, or $0.89 per diluted share, for the quarter ended March 31, 2010. Revenues increased to $8.055 billion in the first quarter of 2011 from $7.544 billion in the first quarter of 2010. First quarter 2011 results include losses on sales of facilities of $1 million, or $0.01 per diluted share, and a charge of $181 million, or $0.32 per diluted share, related to the termination of the management agreement between HCA and the Investors upon completion of our initial public offering. First quarter 2010 results include impairments of long-lived assets of $18 million, or $0.03 per diluted share. (All “per diluted share” disclosures are based upon amounts net of the applicable income taxes.) Shares used for diluted earnings per share were 462.0 million shares for the quarter ended March 31, 2011 and 435.7 million shares for the quarter ended March 31, 2010. We completed the initial public offering of 87.7 million shares of our common stock on March 15, 2011, and those shares are reflected in the weighted average shares used for earnings per share calculations for the portion of the quarter subsequent to the consummation of the offering.

Revenues increased 6.8% on a consolidated basis and increased 6.0% on a same facility basis for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. The increase in consolidated revenues can be attributed primarily to the combined impact of a 2.9% increase in revenue per equivalent admission and a 3.7% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 2.6% increase in same facility revenue per equivalent admission and a 3.3% increase in same facility equivalent admissions.

During the quarter ended March 31, 2011, consolidated admissions and same facility admissions increased 2.0% and 1.6%, respectively, compared to the quarter ended March 31, 2010. Inpatient surgeries declined 2.2% on a consolidated basis and 2.3% on a same facility basis during the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. Outpatient surgeries increased 1.2% on a consolidated basis and 1.0% on a same facility basis during the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. Emergency department visits increased 11.7% on a consolidated basis and 11.3% on a same facility basis during the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010.

For the quarter ended March 31, 2011, the provision for doubtful accounts increased $85 million to 8.1% of revenues from 7.5% of revenues for the quarter ended March 31, 2010. The self-pay revenue deductions for charity care and uninsured discounts increased $90 million and $238 million, respectively, during the first quarter of 2011, compared to the first quarter of 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 25.7% for the first quarter of 2011, compared to 23.5% for the first quarter of 2010. Same facility uninsured admissions increased 4.7% and same facility uninsured emergency room visits increased 10.6% for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010.

Interest expense increased $17 million to $533 million for the quarter ended March 31, 2011 from $516 million for the quarter ended March 31, 2010. The additional interest expense was due to an increase in the average debt balance.

Cash flows from operating activities increased $59 million from $859 million for the first quarter of 2010 to $918 million for the first quarter of 2011. The increase related primarily to the combined impact of positive cash flows from changes in working capital items and income tax refunds more than offsetting the decline in net income, which was primarily due to the termination of the management agreement charge.

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

Revenues increased 6.8% from $7.544 billion in the first quarter of 2010 to $8.055 billion in the first quarter of 2011. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third party payers and the uninsured for quarters ended March 31, 2011 and 2010 are summarized in the following table (dollars in millions):

	2011	Ratio	2010	Ratio

Medicare	$2,000	24.8%	$1,851	24.5%
Managed Medicare	612	7.6	550	7.3
Medicaid	508	6.3	478	6.3
Managed Medicaid	319	4.0	297	3.9
Managed care and other insurers	3,993	49.6	3,832	50.9
International (managed care and other insurers)	233	2.9	189	2.5

	7,665	95.2	7,197	95.4
Uninsured	390	4.8	347	4.6

Revenues	$8,055	100.0%	$7,544	100.0%

Consolidated and same facility revenue per equivalent admission increased 2.9% and 2.6%, respectively, in the first quarter of 2011, compared to the first quarter of 2010. Consolidated and same facility equivalent admissions increased 3.7% and 3.3%, respectively, in the first quarter of 2011, compared to the first quarter of 2010. Consolidated and same facility admissions increased 2.0% and 1.6%, respectively, in the first quarter of 2011, compared to the first quarter of 2010. Consolidated and same facility outpatient surgeries increased 1.2% and 1.0%, respectively, in the first quarter of 2011, compared to the first quarter of 2010. Consolidated and same facility inpatient surgeries declined 2.2% and 2.3%, respectively, in the first quarter of 2011, compared to the first quarter of 2010. Consolidated and same facility emergency department visits increased 11.7% and 11.3%, respectively, in the first quarter of 2011, compared to the first quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the quarters ended March 31, 2011 and 2010 follows (dollars in millions):

	2011	Ratio	2010	Ratio

Provision for doubtful accounts	$649	25%	$564	26%
Uninsured discounts	1,273	50	1,035	48
Charity care	635	25	545	26

Totals	$2,557	100%	$2,144	100%

Same facility uninsured admissions increased by 1,198 admissions, or 4.7%, in the first quarter of 2011, compared to the first quarter of 2010. Same facility uninsured admissions in 2010, compared to 2009, increased 8.9% in the fourth quarter of 2010, increased 3.9% in the third quarter of 2010, increased 2.1% in the second quarter of 2010 and increased 6.8% in the first quarter of 2010.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2011 and 2010 are set forth in the following table.

	2011	2010

Medicare	35%	35%
Managed Medicare	11	11
Medicaid	9	9
Managed Medicaid	7	7
Managed care and other insurers	31	32
Uninsured	7	6

	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2011 and 2010 are set forth in the following table.

	2011	2010

Medicare	33%	32%
Managed Medicare	9	9
Medicaid	9	9
Managed Medicaid	4	4
Managed care and other insurers	43	44
Uninsured	2	2

	100%	100%

At March 31, 2011, we had 74 hospitals in the states of Texas and Florida. During the first quarter of 2011, 58% of our admissions and 52% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 64% of our uninsured admissions during the first quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. Additional indigent care provided by private hospitals allows public hospital districts or counties in Texas to have funds available that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $167 million and $169 million during the first quarters of 2011 and 2010, respectively, of Medicaid supplemental payments pursuant to UPL programs.

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We will recognize revenues related to the Medicare or Medicaid incentive payments as we are able to complete attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology. We estimate that during 2011 the amount of Medicare and Medicaid incentive payments realizable (and revenues recognized) will be in the range of $290 million to $340 million. We estimate that approximately 80% of our total expected incentive payments for 2011 relate to Medicare incentives, and we expect to recognize the applicable revenues primarily during the fourth quarter of 2011. We estimate that we will begin recognizing revenues related to Medicaid incentive payments from certain states during the second quarter of 2011 and for additional state programs during the third and fourth quarters of 2011. Actual incentive payments could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by Centers for Medicare & Medicaid Services (“CMS”) and our ability to implement and demonstrate meaningful use of certified EHR technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses will not correlate with the receipt of the incentive payments and the recognition of revenues. We estimate that operating expenses to implement our certified EHR technology and meet meaningful use will be in the range of $115 million to $140 million for 2011. Actual operating expenses could vary from these estimates. There can be no assurance that we will be able to demonstrate meaningful use of certified EHR technology, and the failure to do so could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters ended March 31, 2011 and 2010 (dollars in millions):

	2011		2010
	Amount	Ratio	Amount	Ratio

Revenues	$8,055	100.0	$7,544	100.0

Salaries and benefits	3,295	40.9	3,072	40.7
Supplies	1,275	15.8	1,200	15.9
Other operating expenses	1,322	16.4	1,202	15.9
Provision for doubtful accounts	649	8.1	564	7.5
Equity in earnings of affiliates	(76)	(0.9)	(68)	(0.9)
Depreciation and amortization	358	4.5	355	4.8
Interest expense	533	6.6	516	6.8
Losses on sales of facilities	1	—	—	—
Impairments of long-lived assets	—	—	18	0.2
Termination of management agreement	181	2.2	—	—

	7,538	93.6	6,859	90.9

Income before income taxes	517	6.4	685	9.1
Provision for income taxes	183	2.3	209	2.8

Net income	334	4.1	476	6.3
Net income attributable to noncontrolling interests	94	1.1	88	1.1

Net income attributable to HCA Holdings, Inc.	$240	3.0	$388	5.2

% changes from prior year:
Revenues	6.8%		1.5%
Income before income taxes	(24.5)		10.6
Net income attributable to HCA Holdings, Inc.	(38.2)		8.1
Admissions(a)	2.0		0.7
Equivalent admissions(b)	3.7		0.9
Revenue per equivalent admission	2.9		0.6
Same facility % changes from prior year(c):
Revenues	6.0		1.5
Admissions(a)	1.6		0.9
Equivalent admissions(b)	3.3		1.1
Revenue per equivalent admission	2.6		0.4

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures
Operating Measures on a Cash Revenues Basis
(Dollars in millions)

The results from operations presented on a cash revenues basis for the quarters ended March 31, 2011 and 2010 follow:

	2011			2010
		Non-GAAP % of	GAAP % of		Non-GAAP % of	GAAP % of
		Cash Revenues	Revenues		Cash Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$8,055		100.0	$7,544		100.0
Provision for doubtful accounts	649			564

Cash revenues(a)	7,406	100.0		6,980	100.0

Salaries and benefits	3,295	44.5	40.9	3,072	44.0	40.7
Supplies	1,275	17.2	15.8	1,200	17.2	15.9
Other operating expenses	1,322	17.8	16.4	1,202	17.3	15.9
% changes from prior year:
Revenues	6.8%
Cash revenues	6.1
Revenue per equivalent admission	2.9
Cash revenue per equivalent admission	2.3

(a)	Cash revenues is defined as reported revenues less the provision for doubtful accounts. We use cash revenues as an analytical indicator for purposes of assessing the effect of uninsured patient volumes, adjusted for the effect of both the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and the provision for doubtful accounts (which relates primarily to uninsured accounts), on our revenues and certain operating expenses, as a percentage of cash revenues. During the first quarter of 2011, uninsured discounts increased $238 million, charity care increased $90 million and the provision for doubtful accounts increased $85 million, compared to the same period for 2010. Cash revenues is commonly used as an analytical indicator within the health care industry. Cash revenues should not be considered as a measure of financial performance under generally accepted accounting principles (“GAAP”). Because cash revenues is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, cash revenues, as presented, may not be comparable to other similarly titled measures of other health care companies.

(b)	Salaries and benefits, supplies and other operating expenses, as a percentage of cash revenues (a non-GAAP financial measure), present the impact on these ratios due to the adjustment of deducting the provision for doubtful accounts from reported revenues and results in these ratios being non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare certain operating expense categories as a percentage of cash revenues. Management finds this information useful to evaluate certain expense category trends without the influence of whether adjustments related to revenues for uninsured accounts are recorded as revenue adjustments (charity care and uninsured discounts) or operating expenses (provision for doubtful accounts), and thus the expense category trends are generally analyzed as a percentage of cash revenues. These non-GAAP financial measures should not be considered alternatives to GAAP financial measures. We believe this supplemental information provides management and the users of our financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2011 and 2010

Net income attributable to HCA Holdings, Inc. totaled $240 million, or $0.52 per diluted share, for the first quarter of 2011 compared to $388 million, or $0.89 per diluted share, for the first quarter of 2010. The $148 million decline in net income attributable to HCA Holdings, Inc. for the first quarter of 2011, compared to the first quarter of 2010, was primarily due to the first quarter 2011 termination of management agreement charge of $181 million (pretax), or $0.32 per diluted share. Revenues increased 6.8% due to the combined impact of revenue per equivalent admission growth of 2.9% and an increase of 3.7% in equivalent admissions for the first quarter of 2011 compared to the first quarter of 2010. Cash revenues (reported revenues less the provision for doubtful accounts) increased 6.1% for the first quarter of 2011 compared to the first quarter of 2010.

For the first quarter of 2011, consolidated and same facility admissions increased 2.0% and 1.6%, respectively, compared to the first quarter of 2010. Consolidated and same facility outpatient surgical volumes increased 1.2% and 1.0%, respectively, during the first quarter of 2011, compared to the first quarter of 2010. Consolidated and same facility inpatient surgeries declined 2.2% and 2.3%, respectively, in the first quarter of 2011, compared to the first quarter of 2010. Consolidated and same facility emergency department visits increased 11.7% and 11.3%, respectively, during the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010.

Salaries and benefits, as a percentage of revenues, were 40.9% in the first quarter of 2011 and 40.7% in the first quarter of 2010. Salaries and benefits, as a percentage of cash revenues, were 44.5% in the first quarter of 2011 and 44.0% in the first quarter of 2010. Salaries and benefits per equivalent admission increased 3.4% in the first quarter of 2011 compared to the first quarter of 2010. Same facility labor rate increases averaged 2.9% for the first quarter of 2011 compared to the first quarter of 2010.

Supplies, as a percentage of revenues, were 15.8% in the first quarter of 2011 and 15.9% in the first quarter of 2010. Supplies, as a percentage of cash revenues, were 17.2% in both the first quarters of 2011 and 2010. Supply cost per equivalent admission increased 2.5% in the first quarter of 2011 compared to the first quarter of 2010. Supply costs per equivalent admission increased 0.8% for pharmacy supplies and 5.5% for general medical and surgical items and declined 1.0% for medical devices and 0.8% for blood products in the first quarter of 2011 compared to the first quarter of 2010.

Other operating expenses, as a percentage of revenues, increased to 16.4% in the first quarter of 2011 from 15.9% in the first quarter of 2010. Other operating expenses, as a percentage of cash revenues, increased to 17.8% in the first quarter of 2011 from 17.3% in the first quarter of 2010. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $91 million and $90 million of indigent care costs in certain Texas markets during the first quarters of 2011 and 2010, respectively. Provisions for losses related to professional liability risks were $61 million and $56 million for the first quarters of 2011 and 2010, respectively.

Provision for doubtful accounts increased $85 million from $564 million in the first quarter of 2010 to $649 million in the first quarter of 2011, and as a percentage of revenues, increased to 8.1% in the first quarter of 2011 from 7.5% in the first quarter of 2010. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $328 million during the first quarter of 2011, compared to the first quarter of 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 25.7% for the first quarter of 2011, compared to 23.5% for the first quarter of 2010. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to review the related revenue deductions and the provision for doubtful accounts in combination, rather than separately. At March 31, 2011, our allowance for doubtful accounts

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2011 and 2010 (continued)

represented approximately 93% of the $4.179 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable.

Equity in earnings of affiliates was $76 million and $68 million in the first quarters of 2011 and 2010, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased $3 million, from $355 million in the first quarter of 2010 to $358 million in the first quarter of 2011.

Interest expense increased from $516 million in the first quarter of 2010 to $533 million in the first quarter of 2011 due primarily to an increase in the average debt balance. Our average debt balance was $27.357 billion for the first quarter of 2011 compared to $26.314 billion for the first quarter of 2010. The average effective interest rate for our long term debt declined from 8.0% for the quarter ended March 31, 2010 to 7.9% for the quarter ended March 31, 2011.

During the first quarter of 2011, we recorded net losses on sales of facilities of $1 million. During the first quarter of 2010, no gains or losses on sales of facilities were recognized.

During the first quarter of 2010, we recorded impairments of long-lived assets of $18 million to adjust the value of certain real estate investments to estimated fair value. There were no impairments of long-lived assets during the first quarter of 2011.

Our Investors have provided management and advisory services to the Company, pursuant to a management agreement among HCA and the Investors executed in connection with the Investors’ acquisition of HCA in November 2006. In March 2011, the management agreement was terminated pursuant to its terms upon completion of the initial public offering of our common stock, and the Investors were paid a final fee of $181 million.

The effective tax rates were 43.3% and 35.0% for the first quarters of 2011 and 2010, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first quarters of 2011 and 2010 increased and declined by $29 million and $7 million, respectively, related to adjustments to our liability for unrecognized tax benefits. Excluding the effect of these adjustments, the effective tax rates for the first quarters of 2011 and 2010 would have been 36.4% and 36.2%, respectively.

Net income attributable to noncontrolling interests increased from $88 million for the first quarter of 2010 to $94 million for the first quarter of 2011. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of a hospital joint venture in a Texas market.

Liquidity and Capital Resources

Cash provided by operating activities totaled $918 million in the first quarter of 2011 compared to $859 million in the first quarter of 2010. The $59 million increase in cash provided by operating activities in the first quarter of 2011 compared to the first quarter of 2010 related primarily to the combined impact of positive cash flows from changes in working capital items and income tax refunds exceeding the decline in net income, which was primarily due to the termination of management agreement charge. The combined interest payments and net tax refunds in the first quarters of 2011 and 2010 were $241 million and $303 million, respectively. Working capital totaled $2.719 billion at March 31, 2011 and $2.650 billion at December 31, 2010.

Cash used in investing activities was $273 million in the first quarter of 2011 compared to $181 million in the first quarter of 2010. Excluding acquisitions, capital expenditures were $329 million in the first quarter of 2011 and $214 million in the first quarter of 2010. We expended $22 million and $21 million for acquisitions of nonhospital health care facilities during the first quarters of 2011 and 2010, respectively. Capital expenditures are expected to approximate $1.550 billion in 2011. At March 31, 2011, there were projects under construction which had estimated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

additional costs to complete and equip over the next five years of approximately $1.690 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $55 million and $24 million from sales of hospitals and health care entities during the first quarters of 2011 and 2010, respectively. We received net cash flows from our investments of $20 million and $29 million in the first quarters of 2011 and 2010, respectively.

Cash used in financing activities totaled $503 million during the first quarter of 2011 compared to $602 million during the first quarter of 2010. During the first quarter of 2011, net cash flows used in financing activities included reductions in net borrowings of $2.900 billion, net proceeds of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering, distributions to noncontrolling interests of $95 million, distributions to stockholders of $30 million and receipts of $22 million of income tax benefits for certain items (primarily distributions to holders of our stock options). During the first quarter of 2010, cash flows used in financing activities included payment of a distribution to stockholders of $1.751 billion ($3.88 per common share), increases in net borrowings of $1.216 billion, distributions to noncontrolling interests of $83 million, payment of debt issuance costs of $25 million and receipts of $42 million of income tax benefits million for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $25.366 billion at March 31, 2011. Our interest expense was $533 million for the first quarter of 2011 and $516 million for the first quarter of 2010. The increase in interest expense is due primarily to an increase in the average debt balance.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.917 billion and $3.866 billion available as of March 31, 2011 and April 30, 2011, respectively) and anticipated access to public and private debt markets.

On May 3, 2011, we called for redemption all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014 (the “Second Lien Notes due 2014”). The Second Lien Notes due 2014 will be redeemed on June 2, 2011 at a redemption price of 104.563% of the principal amount. On May 3, 2011, we also called for redemption $108.5 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017 (the “Second Lien Notes due 2017”). The Second Lien Notes due 2017 will be redeemed on June 2, 2011 at a redemption price of 109.875% of the principal amount. The pretax debt extinguishment charge related to the redemptions is expected to be approximately $75 million.

On May 4, 2011, we completed amendments to our senior secured credit agreement and senior secured asset-based revolving credit agreement, as well as extensions of certain of our term loans. The amendments extend approximately $594 million of our term loan A facility with a final maturity of November 2012 to a final maturity of May 2016 and approximately $2.373 billion of our term loan A and term loan B-1 facilities with final maturities of November 2012 and November 2013, respectively, to a final maturity of May 2018.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $706 million and $742 million at March 31, 2011 and December 31, 2010, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $432 million and $452 million at March 31, 2011 and December 31, 2010, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $819 million and $796 million at March 31, 2011 and December 31, 2010, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $270 million. We estimate that approximately $172 million of the expected net claim payments during the next 12 months will relate to claims in the self-insured retention.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $698 million and $8 million, respectively, at March 31, 2011. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2011, we had a net unrealized gain of $8 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At March 31, 2011, our wholly-owned insurance subsidiary had invested $169 million ($170 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $456 million of long-term debt at March 31, 2011 was subject to variable rates of interest, while the remaining balance in long-term debt of $24.910 billion at March 31, 2011 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 8.0% for the quarter ended March 31, 2010 to 7.9% for the quarter ended March 31, 2011.

The estimated fair value of our total long-term debt was $26.395 billion at March 31, 2011. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $5 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

At March 31, 2011, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, eight taxable periods of HCA Inc. and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of March 31, 2011. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2011	2010

CONSOLIDATING
Number of hospitals in operation at:
March 31	156	154
June 30		154
September 30		154
December 31		156
Number of freestanding outpatient surgical centers in operation at:
March 31	98	98
June 30		98
September 30		96
December 31		97
Licensed hospital beds at(a):
March 31	39,075	38,719
June 30		38,636
September 30		38,636
December 31		38,827
Weighted average licensed beds(b):
Quarter:
First	39,061	38,687
Second		38,607
Third		38,645
Fourth		38,680
Year		38,655
Average daily census(c):
Quarter:
First	22,002	21,696
Second		20,418
Third		19,848
Fourth		20,155
Year		20,523
Admissions(d):
Quarter:
First	406,900	398,900
Second		385,200
Third		383,800
Fourth		386,500
Year		1,554,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2011	2010

Equivalent admissions(e):
Quarter:
First	638,400	615,500
Second		617,900
Third		617,700
Fourth		617,300
Year		2,468,400
Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second		4.8
Third		4.8
Fourth		4.8
Year		4.8
Emergency room visits(g):
Quarter:
First	1,527,600	1,367,100
Second		1,436,200
Third		1,457,100
Fourth		1,445,800
Year		5,706,200
Outpatient surgeries(h):
Quarter:
First	193,000	190,700
Second		198,600
Third		194,100
Fourth		200,200
Year		783,600
Inpatient surgeries(i):
Quarter:
First	119,700	122,500
Second		121,800
Third		121,600
Fourth		121,200
Year		487,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2011	2010

Days revenues in accounts receivable(j):
Quarter:
First	45	46
Second		44
Third		44
Fourth		46
Year		46
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$34,764	$31,054
Second		30,731
Third		30,647
Fourth		33,208
Year		125,640
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	38%	36%
Second		38%
Third		38%
Fourth		38%
Year		38%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	7	8
June 30		8
September 30		8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	9	8
June 30		8
September 30		8
December 31		9
Licensed hospital beds at:
March 31	2,259	2,369
June 30		2,369
September 30		2,369
December 31		2,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at March 31, 2011(n):
Medicare and Medicaid	14%	1%	1%
Managed care and other discounted	23	4	5
Uninsured	16	8	28

Total	53%	13%	34%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

(n)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $7.930 billion (each 1% is equivalent to approximately $79 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Civil Division of the Department of Justice (“DOJ”) has contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the Centers for Medicare & Medicaid Services (“CMS”) criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 87 HCA hospitals; the review covers the period from October 2003 to the present. The review could potentially give rise to claims against the Company under the federal False Claims Act or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on the Company.

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. The court will now conduct additional proceedings to determine whether any harm has flowed from the alleged breach, and if so, what the appropriate remedy should be. The court may consider whether to, among other things, award monetary damages, rescind or undo the 1999 intra-corporate transfer or give the Foundation a right to purchase hospital assets at a price to be determined (which the Foundation asserts should be below the fair market value of the hospital). Trial for the remedies phase began on May 2, 2011 and is ongoing.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2010, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010, except as set forth below.

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

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. For example, CMS completed a two-year transition to full implementation of the Medicare severity diagnosis-related group (“MS-DRG”) system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare disproportionate share hospital (“DSH”) funding. Medicare payments in federal fiscal year 2011 for inpatient hospital services are expected to be slightly lower than payments for the same services in federal fiscal year 2010, because of reductions resulting from the Health Reform Law and the MS-DRG implementation. CMS has issued a proposed rule that, if implemented, would result in a slight decrease to Medicare reimbursement for inpatient hospital services in fiscal year 2012 compared to fiscal year 2011.

Since most states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current economic downturn has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. For example, in May 2011, the Florida legislature announced a budget agreement for the fiscal year beginning July 1, 2011 that would reduce Medicaid reimbursements to hospitals. If this reduction is signed into law, we estimate that Florida Medicaid payments to our hospitals may be reduced by approximately $25 million dollars in the second half of calendar year

2011 and by another approximately $25 million in the first half of calendar year 2012. The Health Reform Law provides for material reductions to Medicaid DSH funding. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish Exchanges, and to participate in grants and other incentive opportunities.

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

During the first quarter of 2011, we issued and sold 457,027 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $1,293,478 resulting in 277,427 net settled shares. We also issued and sold 10,879 shares of common stock in connection with the cash exercise of stock options for aggregate consideration of $30,791. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

Use of Proceeds from Registered Securities

On March 15, 2011, we completed an initial public offering covered by the Registration Statement on Form S-1 (File No. 333-171369) of 145,130,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase additional shares, for cash consideration of $30.00 per share ($28.9125 per share, net of underwriting discounts) to a syndicate of underwriters led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC. We sold 87,719,300 shares for approximately $2.5 billion in net proceeds before expenses, and the selling stockholders sold 57,410,700 shares for approximately $1.7 billion in net proceeds before expenses. We did not receive any proceeds from the shares sold by the selling stockholders. We incurred approximately $95 million in underwriter discounts and an estimated $33 million of fees and expenses in connection with our initial public offering, which included a $26 million fee paid to affiliates of each of Bain Capital Partners, Kohlberg Kravis Roberts & Co. and BAML Capital Partners (formerly Merrill Lynch Global Private Equity) and certain members of the Frist family, including Thomas F. Frist, Jr., M.D., Thomas F. Frist III and William R. Frist (the “Investors”), each of whom have an indirect interest in more than 10% of our capital stock through their investment in Hercules Holding II, LLC and certain members of whom serve on our board of directors, pursuant to a management agreement among HCA Inc. and the Investors. We also paid the Investors an additional final fee of $181 million in connection with the termination of the management agreement which occurred upon completion of the initial public offering of our common stock.

As contemplated in our Prospectus, dated March 9, 2011, filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, we used approximately $2.5 billion of the proceeds from our initial public offering to temporarily repay indebtedness outstanding under our revolving credit facilities, pending more permanent application of the proceeds.

Item 5:	Other Information

Our Bylaws were amended and restated as of March 9, 2011 in connection with the pricing of the initial public offering of our common stock, to, among other things, provide that stockholders seeking to nominate candidates for election as directors or to bring business before an annual or special meeting of stockholders must provide timely notice of their proposal in writing to the secretary of the Company. Generally, to be timely, a stockholder’s notice must be delivered to, mailed or received at our principal executive offices, addressed to the secretary of the Company, and within the following time periods:

•	in the case of an annual meeting, no earlier than 120 days and no later than 90 days prior to the first anniversary of the date of the preceding year’s annual meeting; provided, however, that if (A) the annual meeting is advanced by more than 30 days, or delayed by more than 60 days, from the first anniversary of the preceding year’s annual meeting, or (B) no annual meeting was held during the preceding year, to be timely the stockholder notice must be received no earlier than 120 days before such annual meeting and no later than the later of 90 days before such annual meeting or the tenth day after the day on which public disclosure of the date of such meeting is first made; and

•	in the case of a nomination of a person or persons for election to the Board of Directors at a special meeting of the stockholders called for the purpose of electing directors, no earlier than 120 days before such special meeting and no later than the later of 90 days before such annual or special meeting or the tenth day after the day on which public disclosure of the date of such meeting is first made.

In no event shall an adjournment, postponement or deferral, or public disclosure of an adjournment, postponement or deferral, of a meeting of the stockholders commence a new time period (or extend any time period) for the giving of the stockholder notice.

Item 6:	Exhibits

(a) List of Exhibits:

3.1	—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).
3.2	—	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).
10.1	—	HCA Holdings, Inc. 2011 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2011, and incorporated herein by reference).*
10.2	—	Form of 2011 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2011, and incorporated herein by reference).*
10.3	—	Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011, and incorporated herein by reference).
10.4	—	2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).*
10.5	—	Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*
10.6	—	Form of Amendment to the Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC (filed as Exhibit 10.32(a) to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).
10.7	—	Form of Omnibus Amendment to HCA Holdings, Inc’s Management Stockholder’s Agreements (filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).
10.8	—	Amendment No. 2 to Employment Agreement effective February 9, 2011 (Richard M. Bracken) (filed as Exhibit 10.29(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.9	—	Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson) (filed as Exhibit 10.29(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*
10.10	—	Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*
10.11	—	Amendment to Employment Agreement effective February 9, 2011 (Beverly B. Wallace) (filed as Exhibit 10.29(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*
10.12	—	Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended, effective February 16, 2011 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	—	The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 11, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, (ii) the condensed consolidated income statements for the quarters ended March 31, 2011 and 2010, (iii) the condensed consolidated statements of cash flows for the quarters ended March 31, 2011 and 2010, and (iv) the notes to condensed consolidated financial statements (tagged as blocks of text).(1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/s/ R. Milton Johnson
R. Milton Johnson
President and Chief Financial Officer

Date: May 11, 2011