Form 10-Q
period 2011-06-30
HCA Holdings, Inc.
filed 2011-08-05
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2011

Voting common stock, $.01 par value	517,179,600 shares

HCA HOLDINGS, INC.
Form 10-Q
June 30, 2011

		Page of
		Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters and six months ended June 30, 2011 and 2010	3
	Condensed Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows — for the six months ended June 30, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

Part II.	Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	50
Item 6.	Exhibits	52
Signatures		53
EX-2.1
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2011	2010	2011	2010

Revenues	$8,063	$7,756	$16,118	$15,300

Salaries and benefits	3,320	3,076	6,615	6,148
Supplies	1,295	1,251	2,570	2,451
Other operating expenses	1,326	1,226	2,648	2,428
Provision for doubtful accounts	775	788	1,424	1,352
Equity in earnings of affiliates	(73)	(75)	(149)	(143)
Depreciation and amortization	358	355	716	710
Interest expense	520	530	1,053	1,046
Losses on sales of facilities	—	—	1	—
Impairments of long-lived assets	—	91	—	109
Loss on retirement of debt	75	—	75	—
Termination of management agreement	—	—	181	—

	7,596	7,242	15,134	14,101

Income before income taxes	467	514	984	1,199
Provision for income taxes	147	136	330	345

Net income	320	378	654	854
Net income attributable to noncontrolling interests	91	85	185	173

Net income attributable to HCA Holdings, Inc.	$229	$293	$469	$681

Per share data:
Basic earnings per share	$0.44	$0.69	$0.98	$1.60
Diluted earnings per share	$0.43	$0.67	$0.94	$1.56
Shares used in earnings per share calculations (in thousands):
Basic	516,448	426,329	480,525	426,340
Diluted	538,557	437,104	500,463	436,392

See accompanying notes.

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$539	$411
Accounts receivable, less allowance for doubtful accounts of $3,955 and $3,939	3,946	3,832
Inventories	887	897
Deferred income taxes	894	931
Other	625	848

	6,891	6,919

Property and equipment, at cost	26,338	25,641
Accumulated depreciation	(14,754)	(14,289)

	11,584	11,352

Investments of insurance subsidiary	515	642
Investments in and advances to affiliates	843	869
Goodwill	2,719	2,693
Deferred loan costs	332	374
Other	993	1,003

	$23,877	$23,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,297	$1,537
Accrued salaries	1,009	895
Other accrued expenses	1,283	1,245
Long-term debt due within one year	689	592

	4,278	4,269

Long-term debt	24,631	27,633
Professional liability risks	987	995
Income taxes and other liabilities	1,515	1,608

Equity securities with contingent redemption rights	—	141

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 517,094,100 shares in 2011 and 427,458,800 shares in 2010	5	4
Capital in excess of par value	3,072	386
Accumulated other comprehensive loss	(339)	(428)
Retained deficit	(11,419)	(11,888)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,681)	(11,926)
Noncontrolling interests	1,147	1,132

	(7,534)	(10,794)

	$23,877	$23,852

See accompanying notes.

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Unaudited
(Dollars in millions)

	2011	2010

Cash flows from operating activities:
Net income	$654	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,576)	(1,698)
Provision for doubtful accounts	1,424	1,352
Depreciation and amortization	716	710
Income taxes	317	(111)
Losses on sales of facilities	1	—
Impairments of long-lived assets	—	109
Loss on retirement of debt	75	—
Amortization of deferred loan costs	39	40
Share-based compensation	16	16
Other	—	23

Net cash provided by operating activities	1,666	1,295

Cash flows from investing activities:
Purchase of property and equipment	(776)	(536)
Acquisition of hospitals and health care entities	(168)	(31)
Disposition of hospitals and health care entities	54	25
Change in investments	76	502
Other	2	(11)

Net cash used in investing activities	(812)	(51)

Cash flows from financing activities:
Issuance of long-term debt	—	1,387
Net change in revolving credit facilities	(1,524)	1,329
Repayment of long-term debt	(1,508)	(1,529)
Distributions to noncontrolling interests	(185)	(176)
Distributions to stockholders	(30)	(2,251)
Payment of debt issuance costs	(12)	(25)
Issuance of common stock	2,506	—
Income tax benefits	49	56
Other	(22)	3

Net cash used in financing activities	(726)	(1,206)

Change in cash and cash equivalents	128	38
Cash and cash equivalents at beginning of period	411	312

Cash and cash equivalents at end of period	$539	$350

Interest payments	$1,043	$973
Income tax (refunds) payments, net	$(36)	$400

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2011, these affiliates owned and operated 157 hospitals, 98 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA Holdings, Inc. are also partners in joint ventures that own and operate seven hospitals and 13 freestanding surgery centers, which are accounted for using the equity method. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $55 million and $44 million for the quarters ended June 30, 2011 and 2010, respectively, and $109 million and $84 million for the six months ended June 30, 2011 and 2010, respectively. Operating results for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —	INCOME TAXES

At June 30, 2011, we were contesting, before the Internal Revenue Service (“IRS”) Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, eight taxable periods of HCA Inc. and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of June 30, 2011. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

Our liability for unrecognized tax benefits was $399 million, including accrued interest of $91 million, as of June 30, 2011 ($413 million and $115 million, respectively, as of December 31, 2010). Unrecognized tax benefits of $198 million ($190 million as of December 31, 2010) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $55 million ($63 million as of December 31, 2010) related to deductible interest and state income taxes or a refundable deposit of $82 million ($82 million as of December 31, 2010), which is recorded in noncurrent assets. The provision for income taxes reflects $2 million and $59 million ($1 million and $37 million, net of tax) in reductions in interest expense related to taxing authority examinations for the quarters ended June 30, 2011 and 2010, respectively, and $26 million and $74 million ($16 million and $47 million, respectively, net of tax) reductions in interest expense related to taxing authority examinations for the six months ended June 30, 2011 and 2010, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2011 and 2010 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Six Months
	2011	2010	2011	2010

Net income attributable to HCA Holdings, Inc.	$229	$293	$469	$681

Weighted average common shares outstanding	516,448	426,329	480,525	426,340
Effect of dilutive securities	22,109	10,775	19,938	10,052

Shares used for diluted earnings per share	538,557	437,104	500,463	436,392

Earnings per share:
Basic earnings per share	$0.44	$0.69	$0.98	$1.60
Diluted earnings per share	$0.43	$0.67	$0.94	$1.56

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at June 30, 2011 and December 31, 2010 follows (dollars in millions):

	June 30, 2011
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$305	$12	$(1)	$316
Auction rate securities	152	—	(3)	149
Asset-backed securities	23	—	—	23
Money market funds	229	—	—	229

	709	12	(4)	717
Equity securities	8	1	(1)	8

	$717	$13	$(5)	725

Amounts classified as current assets				(210)

Investment carrying value				$515

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2010
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$312	$12	$(1)	$323
Auction rate securities	251	—	(1)	250
Asset-backed securities	26	1	(1)	26
Money market funds	135	—	—	135

	724	13	(3)	734
Equity securities	8	1	(1)	8

	$732	$14	$(4)	742

Amounts classified as current assets				(100)

Investment carrying value				$642

At June 30, 2011 and December 31, 2010, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At June 30, 2011 and December 31, 2010, $19 million and $92 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at June 30, 2011 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$249	$250
Due after one year through five years	139	147
Due after five years through ten years	122	124
Due after ten years	24	24

	534	545
Auction rate securities	152	149
Asset-backed securities	23	23

	$709	$717

The average expected maturity of the investments in debt securities at June 30, 2011 was 2.6 years, compared to the average scheduled maturity of 8.6 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At June 30, 2011, the average expected maturities for our auction rate and asset-backed securities were 4.4 years and 5.1 years, respectively, compared to average scheduled maturities of 25.2 years and 25.1 years, respectively.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	LONG-TERM DEBT

A summary of long-term debt at June 30, 2011 and December 31, 2010, including related interest rates at June 30, 2011, follows (dollars in millions):

	June 30,	December 31,
	2011	2010

Senior secured asset-based revolving credit facility (effective interest rate of 1.4%)	$1,080	$1,875
Senior secured revolving credit facility	—	729
Senior secured term loan facilities (effective interest rate of 7.4%)	7,541	7,530
Senior secured first lien notes (effective interest rate of 8.4%)	4,078	4,075
Other senior secured debt (effective interest rate of 7.1%)	304	322

First lien debt	13,003	14,531

Senior secured cash-pay notes (effective interest rate of 9.7%)	3,396	4,501
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,578

Second lien debt	4,974	6,079

Senior unsecured notes (effective interest rate of 7.1%)	7,343	7,615

Total debt (average life of 6.5 years, rates averaging 7.7%)	25,320	28,225
Less amounts due within one year	689	592

	$24,631	$27,633

During March 2011, pending permanent application, we used the net proceeds of $2.506 billion from the initial public offering of our common stock to reduce amounts outstanding under our revolving credit facilities.

On May 4, 2011, we completed amendments to our senior secured credit agreement and senior secured asset-based revolving credit agreement, as well as extensions of certain of our term loans. The amendments extend approximately $594 million of our term loan A-1 facility with a final maturity of November 2012 to a final maturity of May 2016 and approximately $2.373 billion of our term loan A-1 and term loan B-1 facilities with final maturities of November 2012 and November 2013, respectively, to a final maturity of May 2018.

On June 2, 2011, we redeemed all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017, at a redemption price of 109.875% of the principal amount. The pretax loss on retirement of debt related to these redemptions was $75 million.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2011 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swaps	$7,100	November 2011	$(125)
Pay-fixed interest rate swaps (starting November 2011)	500	December 2014	2
Pay-fixed interest rate swaps (starting November 2011)	3,000	December 2016	(195)
Pay-fixed interest rate swaps (starting November 2011)	1,000	December 2017	11

Certain of our interest rate swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our interest rate swap agreements, which were not designated as hedges, at June 30, 2011 (dollars in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Pay-fixed interest rate swap	$900	November 2011	$(15)
Pay-variable interest rate swap	900	November 2011	2

During the next 12 months, we estimate $214 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

Certain of our cross currency swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement, which was not designated as a hedge, at June 30, 2011 (amounts in millions):

	Notional		Fair
	Amount	Maturity Date	Value

Euro — United States Dollar currency swap	351 Euro	December 2011	$78

Derivatives — Results of Operations

The following tables present the effect on our results of operations of our interest rate and cross currency swaps for the quarter ended June 30, 2011 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$49	Interest expense	$186

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations (continued)

	Location of Gain	Amount of Gain
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Cross currency swap	Other operating expenses	$39

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2011, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2011, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $263 million.

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

Cash Traded Investments (continued)

Our wholly-owned insurance subsidiary had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $149 million ($152 million par value) at June 30, 2011. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. During 2010 and the first six months of 2011, certain issuers and their broker/dealers redeemed or repurchased $150 million and $99 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and at June 30, 2011 and December 31, 2010, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Fair Value Summary

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2011
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary:
Debt securities:
States and municipalities	$316	$—	$316	$—
Auction rate securities	149	—	—	149
Asset-backed securities	23	—	23	—
Money market funds	229	229	—	—

	717	229	339	149
Equity securities	8	2	4	2

Investments of insurance subsidiary	725	231	343	151
Less amounts classified as current assets	(210)	(210)	—	—

	$515	$21	$343	$151

Cross currency swap (Other assets)	$78	$—	$78	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$320	$—	$320	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiary, which have fair value measurements based on significant unobservable inputs (Level 3), during the six months ended June 30, 2011 (dollars in millions):

Asset balances at December 31, 2010	$251
Unrealized losses included in other comprehensive income	(1)
Settlements	(99)

Asset balances at June 30, 2011	$151

The estimated fair value of our long-term debt was $26.060 billion and $28.738 billion at June 30, 2011 and December 31, 2010, respectively, compared to carrying amounts aggregating $25.320 billion and $28.225 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2011 and 2010 are only attributable to HCA Holdings, Inc. and are as follows (dollars in millions):

	Quarter		Six Months
	2011	2010	2011	2010

Net income attributable to HCA Holdings, Inc.	$229	$293	$469	$681
Change in fair value of derivative instruments	2	(14)	69	(26)
Change in fair value of available-for-sale securities	—	(8)	(1)	(7)
Foreign currency translation adjustments	—	(6)	14	(27)
Defined benefit plans	3	2	7	5

Comprehensive income	$234	$267	$558	$626

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	June 30,	December 31,
	2011	2010

Change in fair value of derivative instruments	$(203)	$(272)
Change in fair value of available-for-sale securities	5	6
Foreign currency translation adjustments	(5)	(19)
Defined benefit plans	(136)	(143)

Accumulated other comprehensive loss	$(339)	$(428)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.
			Capital in	Accumulated		Equity
	Common Stock		Excess of	Other		Attributable to
	Shares	Par	Par	Comprehensive	Retained	Noncontrolling
	(000)	Value	Value	Loss	Deficit	Interests	Total

Balances, December 31, 2010	427,459	$4	$386	$(428)	$(11,888)	$1,132	$(10,794)
Net income	—	—	—	—	469	185	654
Other comprehensive income	—	—	—	89	—	—	89
Issuance of common stock	87,719	1	2,505	—	—	—	2,506
Distributions	—	—	—	—	—	(185)	(185)
Share-based benefit plans	1,916	—	18	—	—	—	18
Reclassification of certain equity securities with contingent redemption rights	—	—	141	—	—	—	141
Other	—	—	22	—	—	15	37

Balances, June 30, 2011	517,094	$5	$3,072	$(339)	$(11,419)	$1,147	$(7,534)

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

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended June 30, 2011 and 2010, 23.2% and 23.5%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program. During each of the six months ended June 30, 2011 and 2010, 24.0% of our revenues related to patients participating in the fee-for-service Medicare program.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Our operations are structured into three geographically organized groups: the National, Southwest and Central Groups. During February 2011, we reorganized our operational groups and have restated the prior period amounts to reflect this reorganization. The National Group includes 65 consolidating hospitals located in Florida, South Carolina, southern Georgia, Alaska, California, Nevada, Utah and Idaho, The Southwest Group includes 39 consolidating hospitals located in Texas, Oklahoma and the Wichita, Kansas market, and the Central Group includes 47 consolidating hospitals located in Louisiana, Indiana, Kentucky, Tennessee, Virginia, New Hampshire, northern Georgia and the Kansas City market. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other Group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses on sales of facilities, impairments of long-lived assets, loss on retirement of debt, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, and depreciation and amortization for the quarters and six months ended June 30, 2011 and 2010 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2011	2010	2011	2010

Revenues:
National Group	$3,448	$3,292	$6,903	$6,495
Southwest Group	2,445	2,384	4,880	4,722
Central Group	1,885	1,836	3,764	3,600
Corporate and other	285	244	571	483

	$8,063	$7,756	$16,118	$15,300

Equity in earnings of affiliates:
National Group	$(1)	$(1)	$(2)	$(2)
Southwest Group	(73)	(74)	(148)	(140)
Central Group	—	—	—	(1)
Corporate and other	1	—	1	—

	$(73)	$(75)	$(149)	$(143)

Adjusted segment EBITDA:
National Group	$576	$602	$1,248	$1,264
Southwest Group	567	568	1,162	1,135
Central Group	318	324	651	667
Corporate and other	(41)	(4)	(51)	(2)

	$1,420	$1,490	$3,010	$3,064

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Six Months
	2011	2010	2011	2010

Depreciation and amortization:
National Group	$127	$128	$252	$256
Southwest Group	110	106	221	213
Central Group	89	90	177	178
Corporate and other	32	31	66	63

	$358	$355	$716	$710

Adjusted segment EBITDA	$1,420	$1,490	$3,010	$3,064
Depreciation and amortization	358	355	716	710
Interest expense	520	530	1,053	1,046
Losses on sales of facilities	—	—	1	—
Impairments of long-lived assets	—	91	—	109
Loss on retirement of debt	75	—	75	—
Termination of management agreement	—	—	181	—

Income before income taxes	$467	$514	$984	$1,199

NOTE 11 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS OF LONG-LIVED ASSETS

During the six months ended June 30, 2011, we paid $136 million to acquire a hospital in the National Group and $32 million to acquire other nonhospital health care entities. During the six months ended June 30, 2010, we paid $31 million to acquire nonhospital health care entities.

During the six months ended June 30, 2011, we received proceeds of $54 million and recognized a net pretax loss of $1 million related to the sales of a hospital facility and our investment in a hospital joint venture. During the six months ended June 30, 2010, we received proceeds of $25 million related to sales of real estate investments, and the proceeds were equal to the carrying amounts.

During the quarter ended June 30, 2010, we recorded impairments of long-lived assets of $91 million, comprised of impairment charges of $56 million related to revised, reduced projections of future expected cash flows for a hospital facility in our Central Group and $35 million for capitalized engineering and design costs in our Corporate and other Group related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. During the six months ended June 30, 2010, we recorded impairments of long-lived assets of $109 million, including the second quarter 2010 charges of $91 million and the first quarter 2010 impairment charges of $18 million to adjust the carrying values of real estate and other investments in our National, Southwest and Corporate and other Groups to estimated fair value. There were no impairments of long-lived assets for the quarter or six months ended June 30, 2011.

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

Our summarized condensed consolidating balance sheets at June 30, 2011 and December 31, 2010, condensed consolidating statements of income for the quarters and six months ended June 30, 2011 and 2010 and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2011
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$4,515	$3,548	$—	$8,063

Salaries and benefits	—	—	1,872	1,448	—	3,320
Supplies	—	—	720	575	—	1,295
Other operating expenses	—	2	686	638	—	1,326
Provision for doubtful accounts	—	—	457	318	—	775
Equity in earnings of affiliates	(246)	—	(30)	(43)	246	(73)
Depreciation and amortization	—	—	194	164	—	358
Interest expense	30	741	(153)	(98)	—	520
Loss on retirement of debt	—	75	—	—	—	75
Management fees	—	—	(129)	129	—	—

	(216)	818	3,617	3,131	246	7,596

Income (loss) before income taxes	216	(818)	898	417	(246)	467
Provision for income taxes	(13)	(323)	347	136	—	147

Net income (loss)	229	(495)	551	281	(246)	320
Net income attributable to noncontrolling interests	—	—	18	73	—	91

Net income (loss) attributable to HCA Holdings, Inc.	$229	$(495)	$533	$208	$(246)	$229

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2010
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,479	$3,277	$—	$7,756

Salaries and benefits	—	1,809	1,267	—	3,076
Supplies	—	724	527	—	1,251
Other operating expenses	1	665	560	—	1,226
Provision for doubtful accounts	—	499	289	—	788
Equity in earnings of affiliates	(745)	(28)	(47)	745	(75)
Depreciation and amortization	—	197	158	—	355
Interest expense	668	(122)	(16)	—	530
Impairments of long-lived assets	—	38	53	—	91
Management fees	—	(120)	120	—	—

	(76)	3,662	2,911	745	7,242

Income before income taxes	76	817	366	(745)	514
Provision for income taxes	(217)	259	94	—	136

Net income	293	558	272	(745)	378
Net income attributable to noncontrolling interests	—	14	71	—	85

Net income attributable to HCA Holdings, Inc.	$293	$544	$201	$(745)	$293

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$9,093	$7,025	$—	$16,118

Salaries and benefits	—	—	3,768	2,847	—	6,615
Supplies	—	—	1,431	1,139	—	2,570
Other operating expenses	—	4	1,367	1,277	—	2,648
Provision for doubtful accounts	—	—	874	550	—	1,424
Equity in earnings of affiliates	(504)	—	(60)	(89)	504	(149)
Depreciation and amortization	—	—	389	327	—	716
Interest expense	60	1,432	(316)	(123)	—	1,053
Losses (gains) on sales of facilities	—	—	16	(15)	—	1
Loss on retirement of debt	—	75	—	—	—	75
Termination of management agreement	—	181	—	—	—	181
Management fees	—	—	(253)	253	—	—

	(444)	1,692	7,216	6,166	504	15,134

Income (loss) before income taxes	444	(1,692)	1,877	859	(504)	984
Provision for income taxes	(25)	(698)	762	291	—	330

Net income (loss)	469	(994)	1,115	568	(504)	654
Net income attributable to noncontrolling interests	—	—	31	154	—	185

Net income (loss) attributable to HCA Holdings, Inc.	$469	$(994)	$1,084	$414	$(504)	$469

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$8,853	$6,447	$—	$15,300

Salaries and benefits	—	3,635	2,513	—	6,148
Supplies	—	1,414	1,037	—	2,451
Other operating expenses	3	1,303	1,122	—	2,428
Provision for doubtful accounts	—	857	495	—	1,352
Equity in earnings of affiliates	(1,556)	(55)	(88)	1,556	(143)
Depreciation and amortization	—	392	318	—	710
Interest expense	1,316	(237)	(33)	—	1,046
Impairments of long-lived assets	—	53	56	—	109
Management fees	—	(238)	238	—	—

	(237)	7,124	5,658	1,556	14,101

Income before income taxes	237	1,729	789	(1,556)	1,199
Provision for income taxes	(444)	572	217	—	345

Net income	681	1,157	572	(1,556)	854
Net income attributable to noncontrolling interests	—	29	144	—	173

Net income attributable to HCA Holdings, Inc.	$681	$1,128	$428	$(1,556)	$681

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2011
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$131	$408	$—	$539
Accounts receivable, net	—	—	2,235	1,711	—	3,946
Inventories	—	—	545	342	—	887
Deferred income taxes	894	—	—	—	—	894
Other	—	—	182	443	—	625

	894	—	3,093	2,904	—	6,891

Property and equipment, net	—	—	6,953	4,631	—	11,584
Investments of insurance subsidiary	—	—	—	515	—	515
Investments in and advances to affiliates	—	—	222	621	—	843
Goodwill	—	—	1,609	1,110	—	2,719
Deferred loan costs	23	309	—	—	—	332
Investments in and advances to subsidiaries	14,786	—	—	—	(14,786)	—
Other	668	92	29	204	—	993

	$16,371	$401	$11,906	$9,985	$(14,786)	$23,877

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$751	$546	$—	$1,297
Accrued salaries	—	—	628	381	—	1,009
Other accrued expenses	50	271	318	644	—	1,283
Long-term debt due within one year	—	651	14	24	—	689

	50	922	1,711	1,595	—	4,278

Long-term debt	1,525	22,437	82	587	—	24,631
Intercompany balances	23,040	(11,785)	(13,775)	2,520	—	—
Professional liability risks	—	—	—	987	—	987
Income taxes and other liabilities	437	334	535	209	—	1,515

	25,052	11,908	(11,447)	5,898	—	31,411
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,681)	(11,507)	23,251	3,042	(14,786)	(8,681)
Noncontrolling interests	—	—	102	1,045	—	1,147

	(8,681)	(11,507)	23,353	4,087	(14,786)	(7,534)

	$16,371	$401	$11,906	$9,985	$(14,786)	$23,877

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Dollars in millions)

	HCA			Subsidiary
	Holdings, Inc.	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$469	$(994)	$1,115	$568	$(504)	$654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	4	(24)	(916)	(640)	—	(1,576)
Provision for doubtful accounts	—	—	874	550	—	1,424
Depreciation and amortization	—	—	389	327	—	716
Income taxes	317	—	—	—	—	317
Losses (gains) on sales of facilities	—	—	15	(14)	—	1
Loss on retirement of debt	—	75	—	—	—	75
Amortization of deferred loan costs	—	39	—	—	—	39
Share-based compensation	16	—	—	—	—	16
Equity in earnings of affiliates	(504)	—	—	—	504	—
Other	—	6	—	(6)	—	—

Net cash provided by (used in) operating activities	302	(898)	1,477	785	—	1,666

Cash flows from investing activities:
Purchase of property and equipment	—	—	(389)	(387)	—	(776)
Acquisition of hospitals and health care entities	—	—	(136)	(32)	—	(168)
Disposition of hospitals and health care entities	—	—	1	53	—	54
Change in investments	—	—	24	52	—	76
Other	—	—	—	2	—	2

Net cash used in investing activities	—	—	(500)	(312)	—	(812)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	(1,524)	—	—	—	(1,524)
Repayment of long-term debt	—	(1,456)	(6)	(46)	—	(1,508)
Distributions to noncontrolling interests	—	—	(41)	(144)	—	(185)
Distributions to stockholders	(30)	—	—	—	—	(30)
Changes in intercompany balances with affiliates, net	(2,805)	3,890	(955)	(130)	—	—
Payment of debt issuance costs	—	(12)	—	—	—	(12)
Issuances of common stock	2,506	—	—	—	—	2,506
Income tax benefits	49	—	—	—	—	49
Other	(28)	—	—	6	—	(22)

Net cash (used in) provided by financing activities	(308)	898	(1,002)	(314)	—	(726)

Change in cash and cash equivalents	(6)	—	(25)	159	—	128
Cash and cash equivalents at beginning of period	6	—	156	249	—	411

Cash and cash equivalents at end of period	$—	$—	$131	$408	$—	$539

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Dollars in millions)

			Subsidiary
	HCA Inc.	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$681	$1,157	$572	$(1,556)	$854
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities	31	(1,057)	(672)	—	(1,698)
Provision for doubtful accounts	—	857	495	—	1,352
Depreciation and amortization	—	392	318	—	710
Income taxes	(111)	—	—	—	(111)
Impairments of long-lived assets	—	48	61	—	109
Amortization of deferred loan costs	40	—	—	—	40
Share-based compensation	16	—	—	—	16
Equity in earnings of affiliates	(1,556)	—	—	1,556	—
Other	23	—	—	—	23

Net cash (used in) provided by operating activities	(876)	1,397	774	—	1,295

Cash flows from investing activities:
Purchase of property and equipment	—	(225)	(311)	—	(536)
Acquisition of hospitals and health care entities	—	(21)	(10)	—	(31)
Disposition of hospitals and health care entities	—	24	1	—	25
Change in investments	—	10	492	—	502
Other	—	(1)	(10)	—	(11)

Net cash (used in) provided by investing activities	—	(213)	162	—	(51)

Cash flows from financing activities:
Issuance of long-term debt	1,387	—	—	—	1,387
Net change in revolving credit facilities	1,329	—	—	—	1,329
Repayment of long-term debt	(1,508)	(11)	(10)	—	(1,529)
Distributions to noncontrolling interests	—	(41)	(135)	—	(176)
Distributions to stockholders	(2,251)	—	—	—	(2,251)
Changes in intercompany balances with affiliates, net	1,893	(1,119)	(774)	—	—
Payment of debt issuance costs	(25)	—	—	—	(25)
Income tax benefits	56	—	—	—	56
Other	(5)	—	8	—	3

Net cash provided by (used in) financing activities	876	(1,171)	(911)	—	(1,206)

Change in cash and cash equivalents	—	13	25	—	38
Cash and cash equivalents at beginning of period	—	95	217	—	312

Cash and cash equivalents at end of period	$—	$108	$242	$—	$350

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	SUBSEQUENT EVENTS

On August 1, 2011, we issued $5.000 billion aggregate principal amount of notes, comprised of $3.000 billion of 6 1/2% senior secured first lien notes due 2020 and $2.000 billion of 7 1/2% senior unsecured notes due 2022. After the payment of related fees and expenses, we intend to use the net proceeds from these debt issuances to redeem all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016 and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016. The pretax debt retirement charge related to these redemptions is expected to be approximately $396 million.

On August 2, 2011, we entered into a definitive Membership Interest Purchase Agreement with The Colorado Health Foundation for the purchase (or redemption) of the Foundation’s remaining ownership interest in HCA-HealthONE LLC for $1.45 billion. Subject to regulatory review, the transaction is expected to close in the third quarter of 2011. We intend to fund the purchase price at the closing of the acquisition through amounts available under our revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Budget Control Act of 2011 (“BCA”) and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix, including potential declines in the population covered under managed care agreements and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (11) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (12) changes in accounting practices, (13) changes in general economic conditions nationally and regionally in our markets, (14) future divestitures which may result in charges and possible impairments of long-lived assets, (15) changes in business strategy or development plans, (16) delays in receiving payments for services provided, (17) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (18) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (19) our ability to demonstrate meaningful use of certified electronic health record technology and recognize revenues for the related Medicare or Medicaid incentive payments, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2011 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $229 million, or $0.43 per diluted share, for the quarter ended June 30, 2011, compared to $293 million, or $0.67 per diluted share, for the quarter ended June 30, 2010. Revenues increased to $8.063 billion in the second quarter of 2011 from $7.756 billion in the second quarter of 2010. Second quarter 2011 results include a loss on retirement of debt of $75 million, or $0.08 per diluted share. Second quarter 2010 results include impairments of long-lived assets of $91 million, or $0.13 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 538.6 million shares for the quarter ended June 30, 2011 and 437.1 million shares for the quarter ended June 30, 2010. During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock.

Revenues increased 4.0% on a consolidated basis and increased 2.4% on a same facility basis for the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010. The increase in consolidated revenues can be attributed primarily to the combined impact of a 0.5% increase in revenue per equivalent admission and a 3.4% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 0.5% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions. We experienced a shift in service mix from more complex surgical cases to less acute medical cases, resulting in lower than anticipated revenue growth for the quarter ended June 30, 2011. Revenues for the second quarter of 2011 included $39 million of Medicaid incentive revenues related to certain of our hospitals completing attestations to their adoption or implementation of certified electronic health record technology.

During the quarter ended June 30, 2011, consolidated admissions and same facility admissions increased 3.2% and 1.8%, respectively, compared to the quarter ended June 30, 2010. Inpatient surgeries declined 1.3% on a consolidated basis and 1.5% on a same facility basis during the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010. Outpatient surgeries increased 0.3% on a consolidated basis and declined 0.6% on a same facility basis during the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010. Emergency department visits increased 5.3% on a consolidated basis and 4.5% on a same facility basis during the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010.

For the quarter ended June 30, 2011, the provision for doubtful accounts declined $13 million to 9.6% of revenues from 10.2% of revenues for the quarter ended June 30, 2010. The self-pay revenue deductions for charity care and uninsured discounts increased $58 million and $270 million, respectively, during the second quarter of 2011, compared to the second quarter of 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 27.6% for the second quarter of 2011, compared to 26.1% for the second quarter of 2010. Same facility uninsured admissions increased 10.6% and same facility uninsured emergency room visits increased 3.7% for the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010.

Interest expense declined $10 million to $520 million for the quarter ended June 30, 2011 from $530 million for the quarter ended June 30, 2010. The decline in interest expense was due to a decline in the average debt balance.

Cash flows from operating activities increased $312 million from $436 million for the second quarter of 2010 to $748 million for the second quarter of 2011. The increase related primarily to lower income tax payments during the second quarter of 2011.

Results of Operations

Revenue/Volume Trends

Our revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services. Gross charges typically do not reflect what our facilities are actually paid. Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

fixed per diem rates or discounts from gross charges. We do not pursue collection of amounts related to patients who meet our guidelines to qualify for charity care; therefore, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. After the discounts are applied, we are still unable to collect a significant portion of uninsured patients’ accounts, and we record significant provisions for doubtful accounts (based upon our a historical collection experience) related to uninsured patients in the period the services are provided.

Revenues increased 4.0% from $7.756 billion in the second quarter of 2010 to $8.063 billion in the second quarter of 2011. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third party payers and the uninsured for quarters and six months ended June 30, 2011 and 2010 are summarized in the following tables (dollars in millions):

	Quarter
	2011	Ratio	2010	Ratio

Medicare	$1,871	23.2%	$1,824	23.5%
Managed Medicare	584	7.3	549	7.1
Medicaid	479	5.9	511	6.6
Managed Medicaid	316	3.9	281	3.6
Managed care and other insurers	3,916	48.6	3,733	48.2
International (managed care and other insurers)	233	2.9	193	2.5

	7,399	91.8	7,091	91.5
Uninsured	492	6.1	523	6.7
Other	172	2.1	142	1.8

Revenues	$8,063	100.0%	$7,756	100.0%

	Six Months
	2011	Ratio	2010	Ratio

Medicare	$3,871	24.0%	$3,675	24.0%
Managed Medicare	1,196	7.4	1,099	7.2
Medicaid	987	6.1	989	6.5
Managed Medicaid	635	3.9	578	3.8
Managed care and other insurers	7,772	48.2	7,445	48.7
International (managed care and other insurers)	466	2.9	382	2.5

	14,927	92.5	14,168	92.7
Uninsured	882	5.5	870	5.7
Other	309	2.0	262	1.6

Revenues	$16,118	100.0%	$15,300	100.0%

Consolidated and same facility revenue per equivalent admission each increased 0.5% in the second quarter of 2011, compared to the second quarter of 2010. Consolidated and same facility equivalent admissions increased 3.4% and 1.9%, respectively, in the second quarter of 2011, compared to the second quarter of 2010. Consolidated and same facility admissions increased 3.2% and 1.8%, respectively, in the second quarter of 2011, compared to the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

second quarter of 2010. Consolidated and same facility outpatient surgeries increased 0.3% and declined 0.6%, respectively, in the second quarter of 2011, compared to the second quarter of 2010. Consolidated and same facility inpatient surgeries declined 1.3% and 1.5%, respectively, in the second quarter of 2011, compared to the second quarter of 2010. Consolidated and same facility emergency department visits increased 5.3% and 4.5%, respectively, in the second quarter of 2011, compared to the second quarter of 2010.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the quarters and six months ended June 30, 2011 and 2010 follows (dollars in millions):

	Quarter				Six Months
	2011	Ratio	2010	Ratio	2011	Ratio	2010	Ratio

Provision for doubtful accounts	$775	28%	$788	32%	$1,424	27%	$1,352	29%
Uninsured discounts	1,342	48	1,072	44	2,615	49	2,107	46
Charity care	657	24	599	24	1,292	24	1,144	25

Totals	$2,774	100%	$2,459	100%	$5,331	100%	$4,603	100%

Same facility uninsured admissions increased by 2,756 admissions, or 10.6%, in the second quarter of 2011, compared to the second quarter of 2010. Same facility uninsured admissions increased by 4.7% in the first quarter of 2011, compared to the first quarter of 2010. Same facility uninsured admissions in 2010, compared to 2009, increased 8.9% in the fourth quarter of 2010, increased 3.9% in the third quarter of 2010, increased 2.1% in the second quarter of 2010 and increased 6.8% in the first quarter of 2010.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2011 and 2010 are set forth in the following table.

	Quarter		Six Months
	2011	2010	2011	2010

Medicare	35%	34%	35%	35%
Managed Medicare	11	10	11	10
Medicaid	9	9	9	9
Managed Medicaid	7	7	7	7
Managed care and other insurers	31	33	31	32
Uninsured	7	7	7	7

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2011 and 2010 are set forth in the following table.

	Quarter		Six Months
	2011	2010	2011	2010

Medicare	31%	31%	32%	32%
Managed Medicare	9	9	9	9
Medicaid	9	9	9	9
Managed Medicaid	4	4	4	4
Managed care and other insurers	44	43	44	43
Uninsured	3	4	2	3

	100%	100%	100%	100%

At June 30, 2011, we had 75 hospitals in the states of Texas and Florida. During the second quarter of 2011, 57% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 64% of our uninsured admissions during the second quarter of 2011.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. Additional indigent care provided by private hospitals allows public hospital districts or counties in Texas to have funds available that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $134 million and $167 million during the second quarters of 2011 and 2010, respectively, and $301 million and $336 million during the first six months of 2011 and 2010, respectively, of Medicaid supplemental payments pursuant to UPL programs. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to the Centers for Medicare & Medicaid Services (“CMS”) to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We will recognize revenues related to the Medicare or Medicaid incentive payments as we are able to complete attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology. We recognized $39 million of revenues related to Medicaid incentive programs in certain states during the second quarter of 2011 and expect to recognize revenues for additional state programs during the third and fourth quarters of 2011. We estimate that during 2011 the amount

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

of Medicare and Medicaid incentive payments realizable (and revenues recognized) will be in the range of $290 million to $340 million. We estimate that approximately 80% of our total expected incentive payments for 2011 relate to Medicare incentives, and we expect to recognize the applicable revenues primarily during the fourth quarter of 2011. Actual incentive payments could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by CMS and our ability to implement and demonstrate meaningful use of certified EHR technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses will not correlate with the receipt of the incentive payments and the recognition of revenues. We estimate that operating expenses to implement our certified EHR technology and meet meaningful use will be in the range of $100 million to $125 million for 2011. Actual operating expenses could vary from these estimates. For the second quarter and first six months of 2011, we incurred $24 million and $44 million, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use. There can be no assurance that we will be able to demonstrate meaningful use of certified EHR technology, and the failure to do so could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters and six months ended June 30, 2011 and 2010 (dollars in millions):

	Quarter
	2011		2010
	Amount	Ratio	Amount	Ratio

Revenues	$8,063	100.0	$7,756	100.0

Salaries and benefits	3,320	41.2	3,076	39.6
Supplies	1,295	16.1	1,251	16.1
Other operating expenses	1,326	16.4	1,226	15.9
Provision for doubtful accounts	775	9.6	788	10.2
Equity in earnings of affiliates	(73)	(0.9)	(75)	(1.0)
Depreciation and amortization	358	4.5	355	4.6
Interest expense	520	6.4	530	6.8
Impairments of long-lived assets	—	—	91	1.2
Loss on retirement of debt	75	0.9	—	—

	7,596	94.2	7,242	93.4

Income before income taxes	467	5.8	514	6.6
Provision for income taxes	147	1.8	136	1.7

Net income	320	4.0	378	4.9
Net income attributable to noncontrolling interests	91	1.2	85	1.1

Net income attributable to HCA Holdings, Inc.	$229	2.8	$293	3.8

% changes from prior year:
Revenues	4.0%		3.7%
Income before income taxes	(9.2)		(2.2)
Net income attributable to HCA Holdings, Inc.	(21.5)		3.4
Admissions(a)	3.2		(0.6)
Equivalent admissions(b)	3.4		1.3
Revenue per equivalent admission	0.5		2.3
Same facility % changes from prior year(c):
Revenues	2.4		3.8
Admissions(a)	1.8		(0.3)
Equivalent admissions(b)	1.9		1.6
Revenue per equivalent admission	0.5		2.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2011		2010
	Amount	Ratio	Amount	Ratio

Revenues	$16,118	100.0	$15,300	100.0

Salaries and benefits	6,615	41.0	6,148	40.2
Supplies	2,570	15.9	2,451	16.0
Other operating expenses	2,648	16.5	2,428	15.9
Provision for doubtful accounts	1,424	8.8	1,352	8.8
Equity in earnings of affiliates	(149)	(0.9)	(143)	(0.9)
Depreciation and amortization	716	4.5	710	4.7
Interest expense	1,053	6.5	1,046	6.8
Losses on sales of facilities	1	—	—	—
Impairments of long-lived assets	—	—	109	0.7
Loss on retirement of debt	75	0.5	—	—
Termination of management agreement	181	1.1	—	—

	15,134	93.9	14,101	92.2

Income before income taxes	984	6.1	1,199	7.8
Provision for income taxes	330	2.0	345	2.2

Net income	654	4.1	854	5.6
Net income attributable to noncontrolling interests	185	1.2	173	1.1

Net income attributable to HCA Holdings, Inc.	$469	2.9	$681	4.5

% changes from prior year:
Revenues	5.3%		2.6%
Income before income taxes	(18.0)		4.7
Net income attributable to HCA Holdings, Inc.	(31.1)		6.0
Admissions(a)	2.6		0.1
Equivalent admissions(b)	3.6		1.1
Revenue per equivalent admission	1.7		1.5
Same facility % changes from prior year(c):
Revenues	4.1		2.7
Admissions(a)	1.7		0.3
Equivalent admissions(b)	2.6		1.3
Revenue per equivalent admission	1.5		1.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures
Operating Measures on a Cash Revenues Basis
(Dollars in millions)

The results from operations presented on a cash revenues basis for the quarters and six months ended June 30, 2011 and 2010 follow:

	Quarter
	2011			2010
		Non-GAAP % of	GAAP % of		Non-GAAP % of	GAAP % of
		Cash Revenues	Revenues		Cash Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$8,063		100.0	$7,756		100.0
Provision for doubtful accounts	775			788

Cash revenues(a)	7,288	100.0		6,968	100.0

Salaries and benefits	3,320	45.5	41.2	3,076	44.1	39.6
Supplies	1,295	17.8	16.1	1,251	17.9	16.1
Other operating expenses	1,326	18.2	16.4	1,226	17.7	15.9
% changes from prior year:
Revenues	4.0%			3.7%
Cash revenues	4.6			5.3
Revenue per equivalent admission	0.5			2.3
Cash revenue per equivalent admission	1.1			4.0

	Six Months
	2011			2010
		Non-GAAP % of	GAAP % of		Non-GAAP % of	GAAP % of
		Cash Revenues	Revenues		Cash Revenues	Revenues
	Amount	Ratios(b)	Ratios(b)	Amount	Ratios(b)	Ratios(b)

Revenues	$16,118		100.0	$15,300		100.0
Provision for doubtful accounts	1,424			1,352

Cash revenues(a)	14,694	100.0		13,948	100.0

Salaries and benefits	6,615	45.0	41.0	6,148	44.1	40.2
Supplies	2,570	17.5	15.9	2,451	17.6	16.0
Other operating expenses	2,648	18.0	16.5	2,428	17.3	15.9
% changes from prior year:
Revenues	5.3%			2.6%
Cash revenues	5.3			5.3
Revenue per equivalent admission	1.7			1.5
Cash revenue per equivalent admission	1.7			4.2

(a)	Cash revenues is defined as reported revenues less the provision for doubtful accounts. We use cash revenues as an analytical indicator for purposes of assessing the effect of uninsured patient volumes, adjusted for the effect of both the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and the provision for doubtful accounts (which relates primarily to uninsured accounts), on our revenues and certain operating expenses, as a percentage of cash revenues. During the second quarter and first six months of 2011, uninsured discounts increased $270 million and $508 million, respectively, charity care increased $58 million and $148 million, respectively, and the provision for doubtful accounts declined $13 million and increased $72 million, respectively, compared to the same periods for 2010. Cash revenues is commonly used as an analytical indicator within the health care industry. Cash revenues should not be considered as a measure of financial performance under generally accepted accounting principles (“GAAP”). Because cash revenues is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, cash revenues, as presented, may not be comparable to other similarly titled measures of other health care companies.

(b)	Salaries and benefits, supplies and other operating expenses, as a percentage of cash revenues (a non-GAAP financial measure), present the impact on these ratios due to the adjustment of deducting the provision for doubtful accounts from reported revenues and results in these ratios being non-GAAP financial measures. We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare certain operating expense categories as a percentage of cash revenues. Management finds this information useful to evaluate certain expense category trends without the influence of whether adjustments related to revenues for uninsured accounts are recorded as revenue adjustments (charity care and uninsured discounts) or operating expenses (provision for doubtful accounts), and thus the expense category trends are generally analyzed as a percentage of cash revenues. These non-GAAP financial measures should not be considered alternatives to GAAP financial measures. We believe this supplemental information provides management and the users of our financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2011 and 2010

Net income attributable to HCA Holdings, Inc. totaled $229 million, or $0.43 per diluted share, for the second quarter of 2011 compared to $293 million, or $0.67 per diluted share, for the second quarter of 2010. Second quarter 2011 results include a loss on retirement of debt of $75 million, or $0.08 per diluted share. Second quarter 2010 results include impairments of long-lived assets of $91 million, or $0.13 per diluted share. (All “per diluted share” disclosures are based upon amounts net of the applicable income taxes.) Shares used for diluted earnings per share were 538.6 million shares for the quarter ended June 30, 2011 and 437.1 million shares for the quarter ended June 30, 2010.

Revenues increased 4.0% due to the combined impact of revenue per equivalent admission growth of 0.5% and an increase of 3.4% in equivalent admissions for the second quarter of 2011 compared to the second quarter of 2010. Cash revenues (reported revenues less the provision for doubtful accounts) increased 4.6% for the second quarter of 2011 compared to the second quarter of 2010. Revenues for the second quarter of 2011 included $39 million of Medicaid incentive revenues related to certain of our hospitals completing attestations to their adoption or implementation of certified electronic health record technology.

For the second quarter of 2011, consolidated and same facility admissions increased 3.2% and 1.8%, respectively, compared to the second quarter of 2010. Consolidated and same facility outpatient surgical volumes increased 0.3% and declined 0.6%, respectively, during the second quarter of 2011, compared to the second quarter of 2010. Consolidated and same facility inpatient surgeries declined 1.3% and 1.5%, respectively, in the second quarter of 2011, compared to the second quarter of 2010. Consolidated and same facility emergency department visits increased 5.3% and 4.5%, respectively, during the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010.

Salaries and benefits, as a percentage of revenues, were 41.2% in the second quarter of 2011 and 39.6% in the second quarter of 2010. Salaries and benefits, as a percentage of cash revenues, were 45.5% in the second quarter of 2011 and 44.1% in the second quarter of 2010. Salaries and benefits per equivalent admission increased 4.4% in the second quarter of 2011 compared to the second quarter of 2010. Same facility labor rate increases averaged 2.7% for the second quarter of 2011 compared to the second quarter of 2010.

Supplies, as a percentage of revenues, were 16.1% in each of the second quarters of 2011 and 2010. Supplies, as a percentage of cash revenues, were 17.8% in the second quarter of 2011 and 17.9% in the second quarter of 2010. Supply cost per equivalent admission increased 0.1% in the second quarter of 2011 compared to the second quarter of 2010. Supply costs per equivalent admission increased 1.5% for pharmacy supplies, 3.4% for blood products and 3.4% for general medical and surgical items and declined 2.1% for medical devices in the second quarter of 2011 compared to the second quarter of 2010.

Other operating expenses, as a percentage of revenues, increased to 16.4% in the second quarter of 2011 from 15.9% in the second quarter of 2010. Other operating expenses, as a percentage of cash revenues, increased to 18.2% in the second quarter of 2011 from 17.7% in the second quarter of 2010. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $79 million and $91 million of indigent care costs in certain Texas markets during the second quarters of 2011 and 2010, respectively. Provisions for losses related to professional liability risks were $60 million and $55 million for the second quarters of 2011 and 2010, respectively.

Provision for doubtful accounts declined $13 million from $788 million in the second quarter of 2010 to $775 million in the second quarter of 2011, and as a percentage of revenues, declined to 9.6% in the second quarter of 2011 from 10.2% in the second quarter of 2010. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $58 million and $270 million, respectively, during the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2011 and 2010 (continued)

second quarter of 2011, compared to the second quarter of 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 27.6% for the second quarter of 2011, compared to 26.1% for the second quarter of 2010. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to review the related revenue deductions and the provision for doubtful accounts in combination, rather than separately. At June 30, 2011, our allowance for doubtful accounts represented approximately 93% of the $4.248 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable.

Equity in earnings of affiliates was $73 million and $75 million in the second quarters of 2011 and 2010, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased $3 million, from $355 million in the second quarter of 2010 to $358 million in the second quarter of 2011.

Interest expense declined from $530 million in the second quarter of 2010 to $520 million in the second quarter of 2011 due primarily to a decline in the average debt balance. Our average debt balance was $25.437 billion for the second quarter of 2011 compared to $26.966 billion for the second quarter of 2010. The average effective interest rate for our long term debt increased from 7.9% for the quarter ended June 30, 2010 to 8.2% for the quarter ended June 30, 2011.

During the second quarter of 2010, we recorded impairments of long-lived assets of $91 million, comprised of impairment charges of $56 million for a hospital facility and $35 million for capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. There were no impairments of long-lived assets during the second quarter of 2011.

During the second quarter of 2011, we recorded a loss on retirement of debt of $75 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017, at a redemption price of 109.875% of the principal amount.

The effective tax rates were 39.1% and 31.8% for the second quarters of 2011 and 2010, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the second quarter of 2010 was reduced by $37 million related to reductions in interest expense related to taxing authority examinations. Excluding the effect of this adjustment, the effective tax rate for the second quarter of 2010 would have been 40.5%.

Net income attributable to noncontrolling interests increased from $85 million for the second quarter of 2010 to $91 million for the second quarter of 2011.

Six Months Ended June 30, 2011 and 2010

Net income attributable to HCA Holdings, Inc. totaled $469 million, or $0.94 per diluted share, in the six months ended June 30, 2011 compared to $681 million, or $1.56 per diluted share, in the six months ended June 30, 2010. A large component of the $212 million decline in net income attributable to HCA Holdings, Inc. in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, relates to the termination of management agreement charge of $181 million (pretax), or $149 million (net of taxes) and $0.30 per diluted share, in the six months ended June 30, 2011. Revenues increased 5.3% due to the combined impact of revenue per equivalent admission growth of 1.7% and an increase of 3.6% in equivalent admissions for the first six months of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2011 and 2010 (continued)

2011 compared to the first six months of 2010. Cash revenues (reported revenues less the provision for doubtful accounts) increased 5.3% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

For the first six months of 2011, consolidated and same facility admissions increased 2.6% and 1.7%, respectively, compared to the first six months of 2010. Consolidated and same facility outpatient surgical volumes increased 0.7% and 0.1%, respectively, during the first six months of 2011, compared to the first six months of 2010. Consolidated and same facility inpatient surgeries declined 1.8% and 2.0%, respectively, in the first six months of 2011, compared to the first six months of 2010. Consolidated and same facility emergency department visits increased 8.4% and 7.8%, respectively, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Salaries and benefits, as a percentage of revenues, were 41.0% in the first six months of 2011 and 40.2% in the first six months of 2010. Salaries and benefits, as a percentage of cash revenues, were 45.0% in the first six months of 2011 and 44.1% in the first six months of 2010. Salaries and benefits per equivalent admission increased 3.9% in the first six months of 2011 compared to the first six months of 2010. Same facility labor rate increases averaged 2.8% for the first six months of 2011 compared to the first six months of 2010.

Supplies, as a percentage of revenues, were 15.9% in the first six months of 2011 and 16.0% in the first six months of 2010. Supplies, as a percentage of cash revenues, were 17.5% in first six months of 2011 and 17.6% in the first six months of 2010. Supply cost per equivalent admission increased 1.3% in the first six months of 2011 compared to the first six months of 2010. Supply costs per equivalent admission increased 1.0% for pharmacy supplies, 0.8% for blood products and 4.4% for general medical and surgical items and declined 1.5% for medical devices in the first six months of 2011 compared to the first six months of 2010.

Other operating expenses, as a percentage of revenues, increased to 16.5% in the first six months of 2011 from 15.9% in the first six months of 2010. Other operating expenses, as a percentage of cash revenues, increased to 18.0% in the first six months of 2011 from 17.3% in the first six months of 2010. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $170 million and $181 million of indigent care costs in certain Texas markets during the first six months of 2011 and 2010, respectively. Provisions for losses related to professional liability risks were $121 million and $111 million for the first six months of 2011 and 2010, respectively.

Provision for doubtful accounts increased $72 million from $1.352 billion in the first six months of 2010 to $1.424 billion in the first six months of 2011, and as a percentage of revenues, remained 8.8% in each of the first six months of 2011 and 2010. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $148 million and $508 million, respectively, during the first six months of 2011, compared to the first six months of 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, uninsured discounts and charity care, was 26.6% for the first six months of 2011, compared to 24.8% for the first six months of 2010. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to review the related revenue deductions and the provision for doubtful accounts in combination, rather than separately. At June 30, 2011, our allowance for doubtful accounts represented approximately 93% of the $4.248 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable.

Equity in earnings of affiliates was $149 million and $143 million in the first six months of 2011 and 2010, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2011 and 2010 (continued)

Depreciation and amortization increased $6 million, from $710 million in the first six months of 2010 to $716 million in the first six months of 2011.

Interest expense increased from $1.046 billion in the first six months of 2010 to $1.053 billion in the first six months of 2011 due primarily to an increase in the average effective interest rate. Our average debt balance was $26.544 billion for the first six months of 2011 compared to $26.609 billion for the first six months of 2010. The average effective interest rate for our long term debt increased from 7.9% for the first six months of 2010 to 8.0% for the first six months of 2011.

During the first six months of 2011, we recorded net losses on sales of facilities of $1 million. During the first six months of 2010, no gains or losses on sales of facilities were recognized.

During the first six months of 2010, we recorded impairments of long-lived assets of $109 million, including impairment charges of $56 million for a hospital facility and $35 million for capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. There were no impairments of long-lived assets during the first six months of 2011.

During the first six months of 2011, we recorded a loss on retirement of debt of $75 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017, at a redemption price of 109.875% of the principal amount.

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

The effective tax rates were 41.3% and 33.7% for the first six months of 2011 and 2010, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first six months of 2011 and 2010 was increased by $16 million and reduced by $47 million, respectively, related to adjustments to our liability for unrecognized tax benefits, including reductions in interest expense related to taxing authority examinations. Our provision for income taxes for the first six months of 2010 declined by $47 million related to reductions in interest expense related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rates for the first six months of 2011 and 2010 would have been 39.3% and 38.2%, respectively.

Net income attributable to noncontrolling interests increased from $173 million for the first six months of 2010 to $185 million for the first six months of 2011.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.666 billion in the first six months of 2011 compared to $1.295 billion in the first six months of 2010. The $371 million increase in cash provided by operating activities in the first six months of 2011 compared to the first six months of 2010 related primarily to the combined impact of positive cash flows from changes in working capital items and income tax payments (refunds) exceeding the decline in net income, which was primarily due to the termination of management agreement charge. The combined interest payments and net tax payments (refunds) in the first six months of 2011 and 2010 were $1.007 billion and $1.373 billion, respectively. Working capital totaled $2.613 billion at June 30, 2011 and $2.650 billion at December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Cash used in investing activities was $812 million in the first six months of 2011 compared to $51 million in the first six months of 2010. Excluding acquisitions, capital expenditures were $776 million in the first six months of 2011 and $536 million in the first six months of 2010. We expended $136 million for the acquisition of a hospital facility and $32 million to acquire nonhospital health care facilities during the first six months of 2011. We paid $31 million for acquisitions of nonhospital health care facilities during the first six months of 2010. Capital expenditures are expected to approximate $1.6 billion in 2011. At June 30, 2011, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.710 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $54 million and $25 million from sales of hospitals and health care entities during the first six months of 2011 and 2010, respectively. We received net cash flows from our investments of $76 million and $502 million in the first six months of 2011 and 2010, respectively. During the first six months of 2010, we liquidated certain investments of the insurance subsidiary in order to distribute $500 million of excess capital to the Company.

Cash used in financing activities totaled $726 million during the first six months of 2011 compared to $1.206 billion during the first six months of 2010. During the first six months of 2011, net cash flows used in financing activities included reductions in net borrowings of $3.032 billion, net proceeds of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering, distributions to noncontrolling interests of $185 million, distributions to stockholders of $30 million, payments of debt issuance costs of $12 million and receipts of $49 million of income tax benefits for certain items (primarily related to our stock options). During the first six months of 2010, cash flows used in financing activities included payment of cash distributions to stockholders of $2.251 billion ($4.99 per common share), increases in net borrowings of $1.187 billion, payments of debt issuance costs of $25 million, distributions to noncontrolling interests of $176 million and receipts of $56 million of income tax benefits million for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $25.320 billion at June 30, 2011. Our interest expense was $1.053 billion for the first six months of 2011 and $1.046 billion for the first six months of 2010. The increase in interest expense is due primarily to an increase in the average effective interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.854 billion and $3.024 billion available as of June 30, 2011 and July 31, 2011, respectively) and anticipated access to public and private debt markets.

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

On June 2, 2011, we redeemed all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017, at a redemption price of 109.875% of the principal amount. The pretax loss on retirement of debt related to these redemptions was $75 million.

On August 1, 2011, we issued $5.000 billion aggregate principal amount of notes, comprised of $3.000 billion of 6 1/2% senior secured first lien notes due 2020 and $2.000 billion of 7 1/2% senior unsecured notes due 2022. After the payment of related fees and expenses, we intend to use the net proceeds from these debt issuances to redeem all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016 and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016. The pretax debt retirement charge related to these redemptions is expected to be approximately $396 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $725 million and $742 million at June 30, 2011 and December 31, 2010, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $423 million and $452 million at June 30, 2011 and December 31, 2010, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $818 million and $796 million at June 30, 2011 and December 31, 2010, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $275 million. We estimate that approximately $180 million of the expected net claim payments during the next 12 months will relate to claims in the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $717 million and $8 million, respectively, at June 30, 2011. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2011, we had a net unrealized gain of $8 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At June 30, 2011, our wholly-owned insurance subsidiary had invested $149 million ($152 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $1.524 billion of long-term debt at June 30, 2011 was subject to variable rates of interest, while the remaining balance in long-term debt of $23.796 billion at June 30, 2011 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt increased from 7.9% for the six months ended June 30, 2010 to 8.0% for the six months ended June 30, 2011.

The estimated fair value of our total long-term debt was $26.060 billion at June 30, 2011. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $15 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

At June 30, 2011, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, eight taxable periods of HCA Inc. and its predecessors ended in 1997 through 2004, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of June 30, 2011. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2011	2010

CONSOLIDATING
Number of hospitals in operation at:
March 31	156	154
June 30	157	154
September 30		154
December 31		156
Number of freestanding outpatient surgical centers in operation at:
March 31	98	98
June 30	98	98
September 30		96
December 31		97
Licensed hospital beds at(a):
March 31	39,075	38,719
June 30	39,472	38,636
September 30		38,636
December 31		38,827
Weighted average licensed beds(b):
Quarter:
First	39,061	38,687
Second	39,356	38,607
Third		38,645
Fourth		38,680
Year		38,655
Average daily census(c):
Quarter:
First	22,002	21,696
Second	20,764	20,418
Third		19,848
Fourth		20,155
Year		20,523
Admissions(d):
Quarter:
First	406,900	398,900
Second	397,500	385,200
Third		383,800
Fourth		386,500
Year		1,554,400
Equivalent admissions(e):
Quarter:
First	638,400	615,500
Second	638,900	617,900
Third		617,700
Fourth		617,300
Year		2,468,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2011	2010

Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second	4.8	4.8
Third		4.8
Fourth		4.8
Year		4.8
Emergency room visits(g):
Quarter:
First	1,527,600	1,367,100
Second	1,512,000	1,436,200
Third		1,457,100
Fourth		1,445,800
Year		5,706,200
Outpatient surgeries(h):
Quarter:
First	193,000	190,700
Second	199,100	198,600
Third		194,100
Fourth		200,200
Year		783,600
Inpatient surgeries(i):
Quarter:
First	119,700	122,500
Second	120,200	121,800
Third		121,600
Fourth		121,200
Year		487,100
Days revenues in accounts receivable(j):
Quarter:
First	45	46
Second	45	44
Third		44
Fourth		46
Year		46
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$34,764	$31,054
Second	34,242	30,731
Third		30,647
Fourth		33,208
Year		125,640

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2011	2010

Outpatient revenues as a % of patient revenues(l):
Quarter:
First	38%	36%
Second	39%	38%
Third		38%
Fourth		38%
Year		38%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	7	8
June 30	7	8
September 30		8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	9	8
June 30	13	8
September 30		8
December 31		9
Licensed hospital beds at:
March 31	2,259	2,369
June 30	2,259	2,369
September 30		2,369
December 31		2,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at June 30, 2011(n):
Medicare and Medicaid	12%	1%	1%
Managed care and other discounted	23	5	4
Uninsured	17	7	30

Total	52%	13%	35%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

(n)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $7.901 billion (each 1% is equivalent to approximately $79 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of HCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded HCA’s disclosure controls and procedures were effective.

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

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. The court will now conduct additional proceedings to determine whether any harm has flowed from the alleged breach, and if so, what the appropriate remedy should be. The court may consider whether to, among other things, award monetary damages, rescind or undo the 1999 intra-corporate transfer or give the Foundation a right to purchase hospital assets at a price to be determined (which the Foundation asserts should be below the fair market value of the hospital). Trial for the remedies phase began May 2, 2011, and post-trial briefing and arguments were completed in July 2011. The parties anticipate a ruling in the fourth quarter of 2011. Either side will then have a right to appeal the ruling to the Supreme Court of New Hampshire. Any such appeal may involve both the finding of liability for a breach and the remedy imposed.

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

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. The recently enacted Budget Control Act of 2011 (“BCA”) provides for approximately $900 billion in deficit reduction, which would be achieved by applying caps to federal discretionary spending, but not including Medicare and Medicaid programs. However, the BCA also provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Further, the BCA requires the creation of a bipartisan joint congressional committee with a goal of identifying at least $1.5 trillion in additional deficit reductions over ten years, which is expected to consider entitlement program reforms including Medicare. If Congress does not enact deficit reductions greater than $1.2 trillion by January 15, 2012, the BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. We are unable to predict how these spending reductions will be structured. These reductions will be in addition to the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare disproportionate share hospital (“DSH”) funding. Medicare payments in federal fiscal year 2011 for inpatient hospital services are expected to be slightly lower than payments for the same services in federal fiscal year 2010. CMS has issued a final rule that provides for an increase (approximately 1%) in Medicare payments for inpatient hospital services in federal fiscal year 2012 compared to federal fiscal year 2011. These adjustments to inpatient hospital payments do not take into account the impact of the BCA, but result from a combination of a market basket update reduction required by the Health Reform Law and the implementation of the Medicare severity diagnosis-related group (“MS-DRG”) system, which represents a refinement to the previous diagnosis related system. From time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may include additional changes to the MS-DRG system and other payment systems. These changes may result in reduced Medicare payments.

Since most states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. For example, in May 2011, the Florida legislature passed a budget agreement for the fiscal year beginning July 1, 2011 that would reduce Medicaid reimbursements to hospitals. As a result, we estimate that Florida Medicaid payments to our hospitals may be reduced by approximately $25 million in the second half of calendar year 2011 and by another approximately $25 million in the first half of calendar year 2012. The Health Reform Law provides for material reductions to Medicaid DSH funding. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish Exchanges, and to participate in grants and other incentive opportunities.

In some cases, commercial third-party payers rely on all or portions of the MS-DRG system to determine payment rates, which may result in decreased reimbursement from some commercial third-party payers. Other changes to government health care programs may negatively impact payments from commercial third-party payers.

Current or future health care reform and deficit reduction efforts, changes in laws or regulations regarding government health care programs, other changes in the administration of government health care programs and changes to commercial third-party payers in response to health care reform and other changes to government health care programs could have a material, adverse effect on our financial position and results of operations.

Item 5:	Other Information

On August 2, 2011, HealthONE of Denver, Inc., an indirect subsidiary of HCA Holdings, Inc., and HCA Holdings, Inc., as a guarantor of the obligations of HealthONE of Denver, Inc., entered into a definitive Membership Interest Purchase Agreement with HealthONE, D/B/A The Colorado Health Foundation, for the purchase (or redemption) of the Foundation’s remaining ownership interest in HCA-HealthONE LLC for $1.45 billion. Subject to regulatory review, the transaction is expected to close in the third quarter of 2011. We intend to fund the purchase price at the closing of the acquisition through amounts available under our revolving credit facility.

The foregoing summary of the proposed transaction and the terms and conditions of the Membership Interest Purchase Agreement is subject to, and qualified in its entirety by, the full text of the Membership Interest Purchase Agreement, which is attached hereto as Exhibit 2.1 and incorporated by reference.

Item 6:	Exhibits

(a) List of Exhibits:

2.1	—	Membership Interest Purchase Agreement by and between HealthONE, D/B/A The Colorado Health Foundation, and HealthONE of Denver, Inc., dated August 2, 2011. (Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request).
10.1	—	First Amendment to 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended and restated.*
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	—	The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 5, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2011 and 2010, (iii) the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (iv) the notes to condensed consolidated financial statements (tagged as blocks of text).(1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/s/ R. Milton Johnson
R. Milton Johnson
President and Chief Financial Officer

Date: August 5, 2011