Form 10-Q
period 2011-09-30
HCA Holdings, Inc.
filed 2011-11-09
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-11239

HCA Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3865930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Plaza	37203
Nashville, Tennessee (Address of principal executive offices)	(Zip Code)

(615) 344-9551

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2011
Voting common stock, $.01 par value	436,557,300 shares

HCA HOLDINGS, INC.

Form 10-Q

September 30, 2011

1

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2011	2010	2011	2010
Revenues before provision for doubtful accounts	$8,050	$7,647	$24,168	$22,947
Provision for doubtful accounts	740	721	2,164	2,073

Revenues	7,310	6,926	22,004	20,874

Salaries and benefits	3,333	3,134	9,948	9,282
Supplies	1,263	1,234	3,833	3,685
Other operating expenses	1,370	1,268	4,018	3,696
Equity in earnings of affiliates	(68)	(67)	(217)	(210)
Depreciation and amortization	362	352	1,078	1,062
Interest expense	519	525	1,572	1,571
Losses on sales of facilities	2	2	3	2
Impairments of long-lived assets	—	10	—	119
Losses on retirement of debt	406	—	481	—
Termination of management agreement	—	—	181	—

	7,187	6,458	20,897	19,207

Income before income taxes	123	468	1,107	1,667
Provision (benefit) for income taxes	(23)	143	307	488

Net income	146	325	800	1,179
Net income attributable to noncontrolling interests	85	82	270	255

Net income attributable to HCA Holdings, Inc.	$61	$243	$530	$924

Per share data:
Basic earnings per share	$0.12	$0.57	$1.08	$2.17
Diluted earnings per share	$0.11	$0.55	$1.04	$2.11

Shares used in earnings per share calculations (in thousands):
Basic	508,417	426,361	489,924	426,347
Diluted	527,515	439,032	509,583	437,272

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$359	$411
Accounts receivable, less allowance for doubtful accounts of $3,994 and $3,939	3,925	3,832
Inventories	891	897
Deferred income taxes	643	931
Other	875	848

	6,693	6,919

Property and equipment, at cost	26,647	25,641
Accumulated depreciation	(15,002)	(14,289)

	11,645	11,352

Investments of insurance subsidiary	545	642
Investments in and advances to affiliates	837	869
Goodwill	2,701	2,693
Deferred loan costs	297	374
Other	1,038	1,003

	$23,756	$23,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,334	$1,537
Accrued salaries	876	895
Other accrued expenses	1,336	1,245
Long-term debt due within one year	725	592

	4,271	4,269

Long-term debt	25,871	27,633
Professional liability risks	993	995
Income taxes and other liabilities	1,683	1,608

Equity securities with contingent redemption rights	—	141

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 436,483,900 shares in 2011 and 427,458,800 shares in 2010	4	4
Capital in excess of par value	1,584	386
Accumulated other comprehensive loss	(424)	(428)
Retained deficit	(11,358)	(11,888)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(10,194)	(11,926)
Noncontrolling interests	1,132	1,132

	(9,062)	(10,794)

	$23,756	$23,852

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Unaudited

(Dollars in millions)

	2011	2010
Cash flows from operating activities:
Net income	$800	$1,179
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(2,336)	(1,927)
Provision for doubtful accounts	2,164	2,073
Depreciation and amortization	1,078	1,062
Income taxes	348	(70)
Losses on sales of facilities	3	2
Impairments of long-lived assets	—	119
Losses on retirement of debt	481	—
Amortization of deferred loan costs	56	60
Share-based compensation	24	24
Pay-in-kind interest	(78)	—
Other	6	29

Net cash provided by operating activities	2,546	2,551

Cash flows from investing activities:
Purchase of property and equipment	(1,170)	(860)
Acquisition of hospitals and health care entities	(209)	(35)
Disposition of hospitals and health care entities	55	26
Change in investments	80	473
Other	4	(2)

Net cash used in investing activities	(1,240)	(398)

Cash flows from financing activities:
Issuance of long-term debt	5,000	1,387
Net change in revolving credit facilities	(414)	1,035
Repayment of long-term debt	(6,583)	(2,020)
Distributions to noncontrolling interests	(281)	(282)
Distributions to stockholders	(31)	(2,251)
Payment of debt issuance costs	(84)	(25)
Issuance of common stock	2,506	—
Repurchase of common stock	(1,503)	—
Income tax benefits	54	60
Other	(22)	8

Net cash used in financing activities	(1,358)	(2,088)

Change in cash and cash equivalents	(52)	65
Cash and cash equivalents at beginning of period	411	312

Cash and cash equivalents at end of period	$359	$377

Interest payments	$1,635	$1,399
Income tax (refunds) payments, net	$(95)	$498

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

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2011, these affiliates owned and operated 157 hospitals, 98 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA Holdings, Inc. are also partners in joint ventures that own and operate seven hospitals and 14 freestanding surgery centers, which are accounted for using the equity method. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $53 million and $46 million for the quarters ended September 30, 2011 and 2010, respectively, and $162 million and $130 million for the nine months ended September 30, 2011 and 2010, respectively. Operating results for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

We adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”), during the periods ended September 30, 2011. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented in this Form 10-Q have been reclassified in accordance with ASU 2011-07.

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for quarters and nine months ended September 30, 2011 and 2010 are summarized in the following tables (dollars in millions):

	Quarter
	2011	Ratio	2010	Ratio
Medicare	$1,844	25.2%	$1,745	25.2%
Managed Medicare	610	8.3	531	7.7
Medicaid	453	6.2	472	6.8
Managed Medicaid	311	4.3	296	4.3
Managed care and other insurers	3,855	52.7	3,669	53.0
International (managed care and other insurers)	232	3.2	195	2.8

	7,305	99.9	6,908	99.8
Uninsured	508	6.9	518	7.5
Other	237	3.2	221	3.2

Revenues before provision for doubtful accounts	8,050	110.0	7,647	110.5
Provision for doubtful accounts	(740)	(10.0)	(721)	(10.5)

Revenues	$7,310	100.0%	$6,926	100.0%

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

	Nine Months
	2011	Ratio	2010	Ratio
Medicare	$5,715	26.0%	$5,420	26.0%
Managed Medicare	1,806	8.2	1,630	7.8
Medicaid	1,440	6.5	1,461	7.0
Managed Medicaid	946	4.3	874	4.2
Managed care and other insurers	11,486	52.2	10,906	52.2
International (managed care and other insurers)	698	3.2	577	2.8

	22,091	100.4	20,868	100.0
Uninsured	1,390	6.3	1,388	6.7
Other	687	3.1	691	3.3

Revenues before provision for doubtful accounts	24,168	109.8	22,947	110.0
Provision for doubtful accounts	(2,164)	(9.8)	(2,073)	(10.0)

Revenues	$22,004	100.0%	$20,874	100.0%

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — INCOME TAXES

During the quarter ended September 30, 2011, we finalized a settlement with the Internal Revenue Service (“IRS”) Examination Division resolving all outstanding issues for our 1997 through 2001 tax years.

At September 30, 2011, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, 2002, 2003 and 2004 taxable periods of HCA Inc., for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of September 30, 2011. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

Our liability for unrecognized tax benefits was $462 million, including accrued interest of $49 million, as of September 30, 2011 ($413 million and $115 million, respectively, as of December 31, 2010). Unrecognized tax benefits of $153 million ($190 million as of December 31, 2010) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $38 million ($63 million as of December 31, 2010) related to deductible interest and state income taxes or a refundable deposit of $39 million ($82 million as of December 31, 2010), which is recorded in noncurrent assets. The provision for income taxes reflects $66 million and $5 million ($42 million and $3 million, net of tax) in reductions in interest expense related to taxing authority examinations for the quarters ended September 30, 2011 and 2010, respectively, and $92 million and $79 million ($58 million and $50 million, respectively, net of tax) reductions in interest expense related to taxing authority examinations for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2011 and 2010 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Nine Months
	2011	2010	2011	2010
Net income attributable to HCA Holdings, Inc.	$61	$243	$530	$924

Weighted average common shares outstanding	508,417	426,361	489,924	426,347
Effect of dilutive securities	19,098	12,671	19,659	10,925

Shares used for diluted earnings per share	527,515	439,032	509,583	437,272

Earnings per share:
Basic earnings per share	$0.12	$0.57	$1.08	$2.17
Diluted earnings per share	$0.11	$0.55	$1.04	$2.11

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at September 30, 2011 and December 31, 2010 follows (dollars in millions):

	September 30, 2011
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$354	$15	$(1)	$368
Auction rate securities	149	—	(4)	145
Asset-backed securities	21	—	—	21
Money market funds	88	—	—	88

	612	15	(5)	622
Equity securities	8	1	(1)	8

	$620	$16	$(6)	630

Amounts classified as current assets				(85)

Investment carrying value				$545

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2010
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$312	$12	$(1)	$323
Auction rate securities	251	—	(1)	250
Asset-backed securities	26	1	(1)	26
Money market funds	135	—	—	135

	724	13	(3)	734
Equity securities	8	1	(1)	8

	$732	$14	$(4)	742

Amounts classified as current assets				(100)

Investment carrying value				$642

At September 30, 2011 and December 31, 2010, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At September 30, 2011 and December 31, 2010, $19 million and $92 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at September 30, 2011 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$136	$137
Due after one year through five years	113	120
Due after five years through ten years	130	135
Due after ten years	63	64

	442	456
Auction rate securities	149	145
Asset-backed securities	21	21

	$612	$622

The average expected maturity of the investments in debt securities at September 30, 2011 was 3.8 years, compared to the average scheduled maturity of 10.7 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At September 30, 2011, the average expected maturities for our auction rate and asset-backed securities were 4.5 years and 4.9 years, respectively, compared to average scheduled maturities of 25.2 years and 25.0 years, respectively.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2011 and December 31, 2010, including related interest rates at September 30, 2011, follows (dollars in millions):

	September 30, 2011	December 31, 2010
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$1,730	$1,875
Senior secured revolving credit facility (effective interest rate of 1.9%)	460	729
Senior secured term loan facilities (effective interest rate of 7.4%)	7,473	7,530
Senior secured first lien notes (effective interest rate of 7.7%)	7,079	4,075
Other senior secured debt (effective interest rate of 7.0%)	314	322

First lien debt	17,056	14,531

Senior secured notes (effective interest rate of 11.0%)	196	4,501
Senior secured toggle notes	—	1,578

Second lien debt	196	6,079

Senior unsecured notes (effective interest rate of 7.2%)	9,344	7,615

Total debt (average life of 7.1 years, rates averaging 7.0%)	26,596	28,225
Less amounts due within one year	725	592

	$25,871	$27,633

On May 4, 2011, we completed amendments to our senior secured credit agreement and senior secured asset-based revolving credit agreement, as well as extensions of certain of our term loans. The amendments extend $594 million of our term loan A facility with a final maturity of November 2012 to a final maturity of May 2016 and $2.373 billion of our term loan A and term loan B-1 facilities with final maturities of November 2012 and November 2013, respectively, to a final maturity of May 2018.

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

On August 1, 2011, we issued $5.000 billion aggregate principal amount of notes, comprised of $3.000 billion of 6.50% senior secured first lien notes due 2020 and $2.000 billion of 7.50% senior unsecured notes due 2022. On August 26, 2011, after the payment of related fees and expenses, we used the net proceeds from these debt issuances to redeem all of our outstanding $1.578 billion 9 5/8%/10  3/8% second lien toggle notes due 2016, at a redemption price of 106.783% of the principal amount, and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513% of the principal amount. The pretax loss on retirement of debt related to these redemptions was $406 million.

On September 30, 2011, we refinanced our $2.000 billion asset-based revolving credit facility maturing on November 16, 2012 to increase the total capacity to $2.500 billion and extend the maturity to 2016.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2011 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$7,100	November 2011	$(42)
Pay-fixed interest rate swaps (starting November 2011)	500	December 2014	(8)
Pay-fixed interest rate swaps (starting November 2011)	3,000	December 2016	(332)
Pay-fixed interest rate swaps (starting November 2011)	1,000	December 2017	(48)

Certain of our interest rate swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our interest rate swap agreements, which were not designated as hedges, at September 30, 2011 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swap	$900	November 2011	$(5)
Pay-variable interest rate swap	900	November 2011	1

During the next 12 months, we estimate $147 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

Certain of our cross currency swaps are not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement, which was not designated as a hedge, at September 30, 2011 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States Dollar currency swap	351 Euro	December 2011	$39

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations

The following table presents the effect on our results of operations of our interest rate swaps for the nine months ended September 30, 2011 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$180	Interest expense	$279

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2011, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2011, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $446 million.

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

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

Our wholly-owned insurance subsidiary had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $145 million ($149 million par value) at September 30, 2011. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. During 2010 and the first nine months of 2011, certain issuers and their broker/dealers redeemed or repurchased $150 million and $102 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and at September 30, 2011 and December 31, 2010, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Fair Value Summary

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Investments of insurance subsidiary:
Debt securities:
States and municipalities	$368	$—	$368	$—
Auction rate securities	145	—	—	145
Asset-backed securities	21	—	21	—
Money market funds	88	88	—	—

	622	88	389	145
Equity securities	8	2	5	1

Investments of insurance subsidiary	630	90	394	146
Less amounts classified as current assets	(85)	(85)	—	—

	$545	$5	$394	$146

Cross currency swap (Other assets)	$39	$—	$39	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$434	$—	$434	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Fair Value Summary (continued)

	December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Investments of insurance subsidiary:
Debt securities:
States and municipalities	$323	$—	$323	$—
Auction rate securities	250	—	—	250
Asset-backed securities	26	—	26	—
Money market funds	135	135	—	—

	734	135	349	250
Equity securities	8	2	5	1

Investments of insurance subsidiary	742	137	354	251
Less amounts classified as current assets	(100)	(100)	—	—

	$642	$37	$354	$251

Cross currency swap (Other assets)	$39	$—	$39	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$426	$—	$426	$—

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiary, which have fair value measurements based on significant unobservable inputs (Level 3), during the nine months ended September 30, 2011 (dollars in millions):

Asset balances at December 31, 2010	$251
Unrealized losses included in other comprehensive income	(3)
Settlements	(102)

Asset balances at September 30, 2011	$146

The estimated fair value of our long-term debt was $25.989 billion and $28.738 billion at September 30, 2011 and December 31, 2010, respectively, compared to carrying amounts aggregating $26.596 billion and $28.225 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

NOTE 9 — COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The components of comprehensive income (loss), net of related taxes, for the quarters and nine months ended September 30, 2011 and 2010 are only attributable to HCA Holdings, Inc. and are as follows (dollars in millions):

	Quarter		Nine Months
	2011	2010	2011	2010
Net income attributable to HCA Holdings, Inc.	$61	$243	$530	$924
Change in fair value of derivative instruments	(72)	(15)	(3)	(41)
Change in fair value of available-for-sale securities	1	3	—	(4)
Foreign currency translation adjustments	(18)	20	(4)	(7)
Defined benefit plans	4	3	11	8

Comprehensive income (loss)	$(24)	$254	$534	$880

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	September 30, 2011	December 31, 2010
Change in fair value of derivative instruments	$(275)	$(272)
Change in fair value of available-for-sale securities	6	6
Foreign currency translation adjustments	(23)	(19)
Defined benefit plans	(132)	(143)

Accumulated other comprehensive loss	$(424)	$(428)

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — COMPREHENSIVE INCOME AND CAPITAL STRUCTURE (continued)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit

	Shares (000)	Par Value
Balances, December 31, 2010	427,459	$4	$386	$(428)	$(11,888)	$1,132	$(10,794)
Net income	—	—	—	—	530	270	800
Other comprehensive income	—	—	—	4	—	—	4
Issuance of common stock	87,719	1	2,505	—	—	—	2,506
Repurchase of common stock	(80,771)	(1)	(1,502)	—	—	—	(1,503)
Distributions	—	—	—	—	—	(281)	(281)
Share-based benefit plans	2,077	—	27	—	—	—	27
Reclassification of certain equity securities with contingent redemption rights	—	—	141	—	—	—	141
Other	—	—	27	—	—	11	38

Balances, September 30, 2011	436,484	$4	$1,584	$(424)	$(11,358)	$1,132	$(9,062)

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

On September 21, 2011, HCA Holdings, Inc. repurchased 80,771,143 shares of its common stock beneficially owned by affiliates of Bank of America Corporation at a purchase price of $18.61 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 14, 2011. The repurchase was financed using a combination of cash on hand and borrowings under available credit facilities. The shares repurchased represented approximately 15.6% of the Company’s total shares outstanding.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses on sales of facilities, impairments of long-lived assets, losses on retirement of debt, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, and depreciation and amortization for the quarters and nine months ended September 30, 2011 and 2010 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2011	2010	2011	2010
Revenues:
National Group	$3,033	$2,858	$9,150	$8,668
Southwest Group	2,248	2,157	6,760	6,474
Central Group	1,743	1,667	5,240	5,006
Corporate and other	286	244	854	726

	$7,310	$6,926	$22,004	$20,874

Equity in earnings of affiliates:
National Group	$(3)	$(1)	$(5)	$(3)
Southwest Group	(64)	(66)	(212)	(206)
Central Group	—	(1)	—	(2)
Corporate and other	(1)	1	—	1

	$(68)	$(67)	$(217)	$(210)

Adjusted segment EBITDA:
National Group	$587	$557	$1,835	$1,821
Southwest Group	552	539	1,714	1,674
Central Group	298	289	949	956
Corporate and other	(25)	(28)	(76)	(30)

	$1,412	$1,357	$4,422	$4,421

Depreciation and amortization:
National Group	$129	$127	$381	$383
Southwest Group	111	106	332	319
Central Group	86	88	263	266
Corporate and other	36	31	102	94

	$362	$352	$1,078	$1,062

Adjusted segment EBITDA	$1,412	$1,357	$4,422	$4,421
Depreciation and amortization	362	352	1,078	1,062
Interest expense	519	525	1,572	1,571
Losses on sales of facilities	2	2	3	2
Impairments of long-lived assets	—	10	—	119
Losses on retirement of debt	406	—	481	—
Termination of management agreement	—	—	181	—

Income before income taxes	$123	$468	$1,107	$1,667

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS OF LONG-LIVED ASSETS

During the nine months ended September 30, 2011, we paid $136 million to acquire a hospital in the National Group and $73 million to acquire other nonhospital health care entities. During the nine months ended September 30, 2010, we paid $35 million to acquire nonhospital health care entities.

During the nine months ended September 30, 2011, we received proceeds of $55 million and recognized a net pretax loss of $3 million related to the sales of a hospital facility and our investment in a hospital joint venture. During the nine months ended September 30, 2010, we received proceeds of $26 million and recognized a net pretax loss of $2 million related to sales of real estate investments.

During the quarter ended September 30, 2010, we recorded impairments of long-lived assets of $10 million, primarily related to a hospital facility in our Southwest Group, to adjust the carrying values to estimated fair value. During the nine months ended September 30, 2010, we recorded impairments of long-lived assets of $119 million, primarily comprised of the third quarter 2010 charges of $10 million and the impairment charges of $56 million related to revised, reduced projections of future expected cash flows for a hospital facility in our Central Group and $35 million for capitalized engineering and design costs in our Corporate and other group related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. There were no impairments of long-lived assets for the quarter or nine months ended September 30, 2011.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Our summarized condensed consolidating balance sheets at September 30, 2011 and December 31, 2010, condensed consolidating statements of income for the quarters and nine months ended September 30, 2011 and 2010 and condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,569	$3,481	$—	$8,050
Provision for doubtful accounts	—	—	424	316	—	740

Revenues	—	—	4,145	3,165	—	7,310

Salaries and benefits	—	—	1,901	1,432	—	3,333
Supplies	—	—	702	561	—	1,263
Other operating expenses	—	1	697	672	—	1,370
Equity in earnings of affiliates	(77)	—	(24)	(44)	77	(68)
Depreciation and amortization	—	—	193	169	—	362
Interest expense	20	776	(245)	(32)	—	519
Losses on sales of facilities	—	—	2	—	—	2
Losses on retirement of debt	—	406	—	—	—	406
Management fees	—	—	(128)	128	—	—

	(57)	1,183	3,098	2,886	77	7,187

Income (loss) before income taxes	57	(1,183)	1,047	279	(77)	123
Provision (benefit) for income taxes	(4)	(357)	293	45	—	(23)

Net income (loss)	61	(826)	754	234	(77)	146
Net income attributable to noncontrolling interests	—	—	16	69	—	85

Net income (loss) attributable to HCA Holdings, Inc.	$61	$(826)	$738	$165	$(77)	$61

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$4,415	$3,232	$—	$7,647
Provision for doubtful accounts	—	452	269	—	721

Revenues	—	3,963	2,963	—	6,926

Salaries and benefits	—	1,829	1,305	—	3,134
Supplies	—	698	536	—	1,234
Other operating expenses	1	678	589	—	1,268
Equity in earnings of affiliates	(680)	(27)	(40)	680	(67)
Depreciation and amortization	—	196	156	—	352
Interest expense	685	(139)	(21)	—	525
Losses on sales of facilities	—	—	2	—	2
Impairments of long-lived assets	—	5	5	—	10
Management fees	—	(118)	118	—	—

	6	3,122	2,650	680	6,458

Income (loss) before income taxes	(6)	841	313	(680)	468
Provision (benefit) for income taxes	(249)	303	89	—	143

Net income	243	538	224	(680)	325
Net income attributable to noncontrolling interests	—	4	78	—	82

Net income attributable to HCA Holdings, Inc.	$243	$534	$146	$(680)	$243

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$13,662	$10,506	$—	$24,168
Provision for doubtful accounts	—	—	1,298	866	—	2,164

Revenues	—	—	12,364	9,640	—	22,004

Salaries and benefits	—	—	5,669	4,279	—	9,948
Supplies	—	—	2,133	1,700	—	3,833
Other operating expenses	—	5	2,064	1,949	—	4,018
Equity in earnings of affiliates	(581)	—	(84)	(133)	581	(217)
Depreciation and amortization	—	—	582	496	—	1,078
Interest expense	80	2,208	(561)	(155)	—	1,572
Losses (gains) on sales of facilities	—	—	18	(15)	—	3
Losses on retirement of debt	—	481	—	—	—	481
Termination of management agreement	—	181	—	—	—	181
Management fees	—	—	(381)	381	—	—

	(501)	2,875	9,440	8,502	581	20,897

Income (loss) before income taxes	501	(2,875)	2,924	1,138	(581)	1,107
Provision (benefit) for income taxes	(29)	(1,055)	1,055	336	—	307

Net income (loss)	530	(1,820)	1,869	802	(581)	800
Net income attributable to noncontrolling interests	—	—	47	223	—	270

Net income (loss) attributable to HCA Holdings, Inc.	$530	$(1,820)	$1,822	$579	$(581)	$530

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$13,268	$9,679	$—	$22,947
Provision for doubtful accounts	—	1,309	764	—	2,073

Revenues	—	11,959	8,915	—	20,874

Salaries and benefits	—	5,464	3,818	—	9,282
Supplies	—	2,112	1,573	—	3,685
Other operating expenses	4	1,981	1,711	—	3,696
Equity in earnings of affiliates	(2,236)	(82)	(128)	2,236	(210)
Depreciation and amortization	—	588	474	—	1,062
Interest expense	2,001	(376)	(54)	—	1,571
Losses on sales of facilities	—	—	2	—	2
Impairments of long-lived assets	—	58	61	—	119
Management fees	—	(356)	356	—	—

	(231)	9,389	7,813	2,236	19,207

Income before income taxes	231	2,570	1,102	(2,236)	1,667
Provision (benefit) for income taxes	(693)	875	306	—	488

Net income	924	1,695	796	(2,236)	1,179
Net income attributable to noncontrolling interests	—	33	222	—	255

Net income attributable to HCA Holdings, Inc.	$924	$1,662	$574	$(2,236)	$924

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$95	$264	$—	$359
Accounts receivable, net	—	—	2,259	1,666	—	3,925
Inventories	—	—	546	345	—	891
Deferred income taxes	643	—	—	—	—	643
Other	218	—	228	429	—	875

	861	—	3,128	2,704	—	6,693
Property and equipment, net	—	—	6,973	4,672	—	11,645
Investments of insurance subsidiary	—	—	—	545	—	545
Investments in and advances to affiliates	—	—	220	617	—	837
Goodwill	—	—	1,608	1,093	—	2,701
Deferred loan costs	22	275	—	—	—	297
Investments in and advances to subsidiaries	14,863	—	—	—	(14,863)	—
Other	763	38	26	211	—	1,038

	$16,509	$313	$11,955	$9,842	$(14,863)	$23,756

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$769	$565	$—	$1,334
Accrued salaries	—	—	557	319	—	876
Other accrued expenses	44	234	350	708	—	1,336
Long-term debt due within one year	—	682	15	28	—	725

	44	916	1,691	1,620	—	4,271

Long-term debt	1,525	23,693	87	566	—	25,871
Intercompany balances	24,619	(12,397)	(14,435)	2,213	—	—
Professional liability risks	—	—	—	993	—	993
Income taxes and other liabilities	515	434	519	215	—	1,683

	26,703	12,646	(12,138)	5,607	—	32,818

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(10,194)	(12,333)	23,989	3,207	(14,863)	(10,194)
Noncontrolling interests	—	—	104	1,028	—	1,132

	(10,194)	(12,333)	24,093	4,235	(14,863)	(9,062)

	$16,509	$313	$11,955	$9,842	$(14,863)	$23,756

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$156	$249	$—	$411
Accounts receivable, net	—	—	2,214	1,618	—	3,832
Inventories	—	—	547	350	—	897
Deferred income taxes	931	—	—	—	—	931
Other	202	—	223	423	—	848

	1,139	—	3,140	2,640	—	6,919

Property and equipment, net	—	—	6,817	4,535	—	11,352
Investments of insurance subsidiary	—	—	—	642	—	642
Investments in and advances to affiliates	—	—	248	621	—	869
Goodwill	—	—	1,635	1,058	—	2,693
Deferred loan costs	23	351	—	—	—	374
Investments in and advances to subsidiaries	14,282	—	—	—	(14,282)	—
Other	776	39	21	167	—	1,003

	$16,220	$390	$11,861	$9,663	$(14,282)	$23,852

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$919	$618	$—	$1,537
Accrued salaries	—	—	556	339	—	895
Other accrued expenses	12	296	328	609	—	1,245
Long-term debt due within one year	—	554	12	26	—	592

	12	850	1,815	1,592	—	4,269
Long-term debt	1,525	25,758	95	255	—	27,633
Intercompany balances	25,985	(16,130)	(12,833)	2,978	—	—
Professional liability risks	—	—	—	995	—	995
Income taxes and other liabilities	483	425	505	195	—	1,608

	28,005	10,903	(10,418)	6,015	—	34,505

Equity securities with contingent redemption rights	141	—	—	—	—	141
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(11,926)	(10,513)	22,167	2,628	(14,282)	(11,926)
Noncontrolling interests	—	—	112	1,020	—	1,132

	(11,926)	(10,513)	22,279	3,648	(14,282)	(10,794)

	$16,220	$390	$11,861	$9,663	$(14,282)	$23,852

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income	$530	$(1,820)	$1,869	$802	$(581)	$800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	34	(61)	(1,442)	(867)	—	(2,336)
Provision for doubtful accounts	—	—	1,298	866	—	2,164
Depreciation and amortization	—	—	582	496	—	1,078
Income taxes	348	—	—	—	—	348
Losses (gains) on sales of facilities	—	—	18	(15)	—	3
Losses on retirement of debt	—	481	—	—	—	481
Amortization of deferred loan costs	—	56	—	—	—	56
Share-based compensation	24	—	—	—	—	24
Pay-in-kind interest	—	(78)	—	—	—	(78)
Equity in earnings of affiliates	(581)	—	—	—	581	—
Other	—	7	—	(1)	—	6

Net cash provided by (used in) operating activities	355	(1,415)	2,325	1,281	—	2,546

Cash flows from investing activities:
Purchase of property and equipment	—	—	(594)	(576)	—	(1,170)
Acquisition of hospitals and health care entities	—	—	(136)	(73)	—	(209)
Disposition of hospitals and health care entities	—	—	1	54	—	55
Change in investments	—	—	31	49	—	80
Other	—	—	—	4	—	4

Net cash used in investing activities	—	—	(698)	(542)	—	(1,240)

Cash flows from financing activities:
Issuance of long-term debt	—	5,000	—	—	—	5,000
Net change in revolving bank credit facilities	—	(414)	—	—	—	(414)
Repayment of long-term debt	—	(6,529)	(8)	(46)	—	(6,583)
Distributions to noncontrolling interests	—	—	(55)	(226)	—	(281)
Distributions to stockholders	(31)	—	—	—	—	(31)
Changes in intercompany balances with affiliates, net	(1,358)	3,442	(1,625)	(459)	—	—
Payment of debt issuance costs	—	(84)	—	—	—	(84)
Issuances of common stock	2,506	—	—	—	—	2,506
Repurchase of common stock	(1,503)	—	—	—	—	(1,503)
Income tax benefits	54	—	—	—	—	54
Other	(29)	—	—	7	—	(22)

Net cash (used in) provided by financing activities	(361)	1,415	(1,688)	(724)	—	(1,358)

Change in cash and cash equivalents	(6)	—	(61)	15	—	(52)
Cash and cash equivalents at beginning of period	6	—	156	249	—	411

Cash and cash equivalents at end of period	$—	$—	$95	$264	$—	$359

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income	$924	$1,695	$796	$(2,236)	$1,179
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities	111	(1,358)	(680)	—	(1,927)
Provision for doubtful accounts	—	1,309	764	—	2,073
Depreciation and amortization	—	588	474	—	1,062
Income taxes	(70)	—	—	—	(70)
Losses on sales of facilities	—	—	2	—	2
Impairments of long-lived assets	—	58	61	—	119
Amortization of deferred loan costs	60	—	—	—	60
Share-based compensation	24	—	—	—	24
Equity in earnings of affiliates	(2,236)	—	—	2,236	—
Other	29	—	—	—	29

Net cash (used in) provided by operating activities	(1,158)	2,292	1,417	—	2,551

Cash flows from investing activities:
Purchase of property and equipment	—	(338)	(522)	—	(860)
Acquisition of hospitals and health care entities	—	(21)	(14)	—	(35)
Disposition of hospitals and health care entities	—	24	2	—	26
Change in investments	—	1	472	—	473
Other	—	—	(2)	—	(2)

Net cash used in investing activities	—	(334)	(64)	—	(398)

Cash flows from financing activities:
Issuance of long-term debt	1,387	—	—	—	1,387
Net change in revolving credit facilities	1,035	—	—	—	1,035
Repayment of long-term debt	(1,956)	(16)	(48)	—	(2,020)
Distributions to noncontrolling interests	—	(49)	(233)	—	(282)
Distributions to stockholders	(2,251)	—	—	—	(2,251)
Changes in intercompany balances with affiliates, net	2,913	(1,896)	(1,017)	—	—
Payment of debt issuance costs	(25)	—	—	—	(25)
Income tax benefits	60	—	—	—	60
Other	(5)	—	13	—	8

Net cash provided by (used in) financing activities	1,158	(1,961)	(1,285)	—	(2,088)

Change in cash and cash equivalents	—	(3)	68	—	65
Cash and cash equivalents at beginning of period	—	95	217	—	312

Cash and cash equivalents at end of period	$—	$92	$285	$—	$377

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — SUBSEQUENT EVENT

On October 14, 2011, we acquired the Colorado Health Foundation’s approximate 40% remaining ownership interest in the HCA-HealthONE LLC joint venture for $1.450 billion. As a result, we own all of HCA-HealthONE LLC. HealthONE LLC’s assets include seven hospitals and 14 freestanding surgery centers in the Denver area. The operations of these facilities were previously accounted for under the equity method, and we expect this acquisition to provide immediate accretion to our earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Budget Control Act of 2011 (“BCA”) and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix, including potential declines in the population covered under managed care agreements and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (11) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (12) changes in accounting practices, (13) changes in general economic conditions nationally and regionally in our markets, (14) future divestitures which may result in charges and possible impairments of long-lived assets, (15) changes in business strategy or development plans, (16) delays in receiving payments for services provided, (17) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (18) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (19) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize revenues for the related Medicare or Medicaid incentive payments, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2011 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $61 million, or $0.11 per diluted share, for the quarter ended September 30, 2011, compared to $243 million, or $0.55 per diluted share, for the quarter ended September 30, 2010. Revenues increased to $7.310 billion in the third quarter of 2011 from $6.926 billion in the third quarter of 2010. Third quarter 2011 results include losses on sales of facilities of $2 million and losses on retirement of debt of $406 million, or $0.49 per diluted share. Third quarter 2010 results include losses on sales of facilities of $2 million and impairments of long-lived assets of $10 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 527.515 million shares for the quarter ended September 30, 2011 and 439.032 million shares for the quarter ended September 30, 2010. During March 2011, we completed the initial public offering of 87.719 million shares of our common stock, and during September 2011, we repurchased 80.771 million shares of our common stock from affiliates of Bank of America Corporation.

Revenues increased 5.5% on a consolidated basis and increased 3.7% on a same facility basis for the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. The increase in consolidated revenues can be attributed primarily to the combined impact of a 0.2% increase in revenue per equivalent admission and a 5.4% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 0.1% decline in same facility revenue per equivalent admission and a 3.8% increase in same facility equivalent admissions. We experienced a shift in service mix from more complex surgical cases to less acute medical cases, resulting in lower than anticipated revenue per equivalent admission growth for the quarter ended September 30, 2011. Revenues for the third quarter of 2011 included $34 million and $17 million, respectively, of Medicaid and Medicare incentive revenues related to certain of our eligible hospitals becoming able to attest to their adoption, implementation or demonstration of meaningful use of certified electronic health record technology.

During the quarter ended September 30, 2011, consolidated admissions and same facility admissions increased 4.8% and 3.2%, respectively, compared to the quarter ended September 30, 2010. Inpatient surgeries declined 0.5% on a consolidated basis and 0.9% on a same facility basis during the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. Outpatient surgeries increased 0.1% on a consolidated basis and declined 1.2% on a same facility basis during the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. Emergency department visits increased 5.7% on a consolidated basis and 4.9% on a same facility basis during the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010.

For the quarter ended September 30, 2011, the provision for doubtful accounts increased $19 million, compared to the quarter ended September 30, 2010. The self-pay revenue deductions for charity care and uninsured discounts increased $96 million and $279 million, respectively, during the third quarter of 2011, compared to the third quarter of 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 28.3% for the third quarter of 2011, compared to 26.4% for the third quarter of 2010. Same facility uninsured admissions increased 8.8% and same facility uninsured emergency room visits increased 4.2% for the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010.

Interest expense declined $6 million to $519 million for the quarter ended September 30, 2011 from $525 million for the quarter ended September 30, 2010. The decline in interest expense was primarily due to a decline in the average debt balance.

During the quarter ended September 30, 2011, we recorded an income tax benefit of $23 million compared to a provision for income taxes of $143 million for the quarter ended September 30, 2010. The third quarter 2011 income tax benefit was primarily due to the finalization of settlements with the IRS for the 1997 through 2001 tax years which resulted in a reduction of interest expense related to taxing authority examinations of $66 million pretax.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2011 Operations Summary (continued)

Cash flows from operating activities declined $376 million from $1.256 billion for the third quarter of 2010 to $880 million for the third quarter of 2011. The decline is primarily related to changes to working capital items.

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

We adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”), during the period ended September 30, 2011. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Revenues increased 5.5% from $6.926 billion in the third quarter of 2010 to $7.310 billion in the third quarter of 2011. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for quarters and nine months ended September 30, 2011 and 2010 are summarized in the following tables (dollars in millions):

	Quarter
	2011	Ratio	2010	Ratio
Medicare	$1,844	25.2%	$1,745	25.2%
Managed Medicare	610	8.3	531	7.7
Medicaid	453	6.2	472	6.8
Managed Medicaid	311	4.3	296	4.3
Managed care and other insurers	3,855	52.7	3,669	53.0
International (managed care and other insurers)	232	3.2	195	2.8

	7,305	99.9	6,908	99.8
Uninsured	508	6.9	518	7.5
Other	237	3.2	221	3.2

Revenues before provision for doubtful accounts	8,050	110.0	7,647	110.5
Provision for doubtful accounts	(740)	(10.0)	(721)	(10.5)

Revenues	$7,310	100.0%	$6,926	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Nine Months
	2011	Ratio	2010	Ratio
Medicare	$5,715	26.0%	$5,420	26.0%
Managed Medicare	1,806	8.2	1,630	7.8
Medicaid	1,440	6.5	1,461	7.0
Managed Medicaid	946	4.3	874	4.2
Managed care and other insurers	11,486	52.2	10,906	52.2
International (managed care and other insurers)	698	3.2	577	2.8

	22,091	100.4	20,868	100.0
Uninsured	1,390	6.3	1,388	6.7
Other	687	3.1	691	3.3

Revenues before provision for doubtful accounts	24,168	109.8	22,947	110.0
Provision for doubtful accounts	(2,164)	(9.8)	(2,073)	(10.0)

Revenues	$22,004	100.0%	$20,874	100.0%

Consolidated and same facility revenue per equivalent admission increased 0.2% and declined 0.1%, respectively, in the third quarter of 2011, compared to the third quarter of 2010. Consolidated and same facility equivalent admissions increased 5.4% and 3.8%, respectively, in the third quarter of 2011, compared to the third quarter of 2010. Consolidated and same facility admissions increased 4.8% and 3.2%, respectively, in the third quarter of 2011, compared to the third quarter of 2010. Consolidated and same facility outpatient surgeries increased 0.1% and declined 1.2%, respectively, in the third quarter of 2011, compared to the third quarter of 2010. Consolidated and same facility inpatient surgeries declined 0.5% and 0.9%, respectively, in the third quarter of 2011, compared to the third quarter of 2010. Consolidated and same facility emergency department visits increased 5.7% and 4.9%, respectively, in the third quarter of 2011, compared to the third quarter of 2010.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. At September 30, 2011, our allowance for doubtful accounts represented approximately 92% of the $4.323 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these amounts for the quarters and nine months ended September 30, 2011 and 2010 follows (dollars in millions):

	Quarter				Nine Months
	2011	Ratio	2010	Ratio	2011	Ratio	2010	Ratio
Provision for doubtful accounts	$740	26%	$721	29%	$2,164	26%	$2,073	29%
Uninsured discounts	1,457	50	1,178	47	4,072	50	3,285	47
Charity care	682	24	586	24	1,974	24	1,730	24

Totals	$2,879	100%	$2,485	100%	$8,210	100%	$7,088	100%

Same facility uninsured admissions increased by 2,489 admissions, or 8.8%, in the third quarter of 2011, compared to the third quarter of 2010. Same facility uninsured admissions in 2011, compared to 2010, increased by 10.6% in the second quarter of 2011 and increased 4.7% in the first quarter of 2011. Same facility uninsured admissions in 2010, compared to 2009, increased 8.9% in the fourth quarter of 2010, increased 3.9% in the third quarter of 2010, increased 2.1% in the second quarter of 2010 and increased 6.8% in the first quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2011 and 2010 are set forth in the following table.

	Quarter		Nine Months
	2011	2010	2011	2010
Medicare	33%	33%	34%	34%
Managed Medicare	11	10	11	10
Medicaid	9	9	9	9
Managed Medicaid	8	8	8	8
Managed care and other insurers	31	33	31	32
Uninsured	8	7	7	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2011 and 2010 are set forth in the following table.

	Quarter		Nine Months
	2011	2010	2011	2010
Medicare	31%	31%	31%	31%
Managed Medicare	9	9	9	9
Medicaid	8	9	9	9
Managed Medicaid	4	4	4	4
Managed care and other insurers	45	43	44	44
Uninsured	3	4	3	3

	100%	100%	100%	100%

At September 30, 2011, we had 75 hospitals in the states of Texas and Florida. During the third quarter of 2011, 57% of our admissions and 50% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 64% of our uninsured admissions during the third quarter of 2011.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. Additional indigent care provided by private hospitals allows public hospital districts or counties in Texas to have funds available that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $123 million and $150 million during the third quarters of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

2011 and 2010, respectively, and $424 million and $486 million during the first nine months of 2011 and 2010, respectively, of Medicaid supplemental payments pursuant to UPL programs. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to the Centers for Medicare & Medicaid Services (“CMS”) to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We recognize revenues related to Medicare and Medicaid incentive payments when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. We recognized $51 million and $90 million of revenues related to Medicaid and Medicare incentive programs during the third quarter and first nine months of 2011, respectively, and expect to recognize additional revenues during the fourth quarter of 2011. We estimate that during 2011 the amount of Medicare and Medicaid incentive payments realizable (and revenues recognized) will be in the range of $190 million to $220 million. We estimate that approximately 60% of our total expected incentive revenues for 2011 relates to Medicare incentives. Actual incentive payments could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by CMS and our ability to implement and demonstrate meaningful use of certified EHR technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of revenues. We estimate that operating expenses to implement our certified EHR technology and meet meaningful use will be in the range of $75 million to $85 million for 2011. Actual operating expenses could vary from these estimates. For the third quarter and first nine months of 2011, we incurred $14 million and $58 million, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use. There can be no assurance that we will be able to demonstrate meaningful use of certified EHR technology, and the failure to do so could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Quarter
	2011		2010
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$8,050		$7,647
Provision for doubtful accounts	740		721

Revenues	7,310	100.0	6,926	100.0

Salaries and benefits	3,333	45.6	3,134	45.2
Supplies	1,263	17.3	1,234	17.8
Other operating expenses	1,370	18.7	1,268	18.4
Equity in earnings of affiliates	(68)	(0.9)	(67)	(1.0)
Depreciation and amortization	362	4.9	352	5.2
Interest expense	519	7.1	525	7.6
Losses on sales of facilities	2	—	2	—
Impairments of long-lived assets	—	—	10	0.1
Losses on retirement of debt	406	5.6	—	—

	7,187	98.3	6,458	93.3

Income before income taxes	123	1.7	468	6.7
Provision (benefit) for income taxes	(23)	(0.3)	143	2.0

Net income	146	2.0	325	4.7
Net income attributable to noncontrolling interests	85	1.2	82	1.2

Net income attributable to HCA Holdings, Inc.	$61	0.8	$243	3.5

% changes from prior year:
Revenues	5.5%		4.6%
Income before income taxes	(73.7)		15.2
Net income attributable to HCA Holdings, Inc.	(75.0)		24.3
Admissions(a)	4.8		(1.0)
Equivalent admissions(b)	5.4		0.4
Revenue per equivalent admission	0.2		4.1
Same facility % changes from prior year(c):
Revenues	3.7		4.7
Admissions(a)	3.2		(0.6)
Equivalent admissions(b)	3.8		0.7
Revenue per equivalent admission	(0.1)		3.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2011		2010
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$24,168		$22,947
Provision for doubtful accounts	2,164		2,073

Revenues	22,004	100.0	20,874	100.0

Salaries and benefits	9,948	45.2	9,282	44.5
Supplies	3,833	17.4	3,685	17.7
Other operating expenses	4,018	18.3	3,696	17.6
Equity in earnings of affiliates	(217)	(1.0)	(210)	(1.0)
Depreciation and amortization	1,078	5.0	1,062	5.1
Interest expense	1,572	7.1	1,571	7.5
Losses on sales of facilities	3	—	2	—
Impairments of long-lived assets	—	—	119	0.6
Losses on retirement of debt	481	2.2	—	—
Termination of management agreement	181	0.8	—	—

	20,897	95.0	19,207	92.0

Income before income taxes	1,107	5.0	1,667	8.0
Provision for income taxes	307	1.4	488	2.4

Net income	800	3.6	1,179	5.6
Net income attributable to noncontrolling interests	270	1.2	255	1.2

Net income attributable to HCA Holdings, Inc.	$530	2.4	$924	4.4

% changes from prior year:
Revenues	5.4%		5.1%
Income before income taxes	(33.6)		7.5
Net income attributable to HCA Holdings, Inc.	(42.6)		10.3
Admissions(a)	3.3		(0.3)
Equivalent admissions(b)	4.2		0.9
Revenue per equivalent admission	1.2		4.2
Same facility % changes from prior year(c):
Revenues	4.1		5.1
Admissions(a)	2.2		—
Equivalent admissions(b)	3.0		1.1
Revenue per equivalent admission	1.0		3.9

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2011 and 2010

Net income attributable to HCA Holdings, Inc. totaled $61 million, or $0.11 per diluted share, for the third quarter of 2011 compared to $243 million, or $0.55 per diluted share, for the third quarter of 2010. Third quarter 2011 results include losses on sales of facilities of $2 million and losses on retirement of debt of $406 million (pretax), or $256 million (net of tax), and $0.49 per diluted share. Third quarter 2010 results include losses on sales of facilities of $2 million and impairments of long-lived assets of $10 million (pretax), or $6 million (net of tax), and $0.02 per diluted share. (All “per diluted share” disclosures are based upon amounts net of the applicable income taxes.) Shares used for diluted earnings per share were 527.515 million shares and 439.032 million shares for the quarters ended September 30, 2011 and 2010, respectively.

For the third quarter of 2011, consolidated and same facility admissions increased 4.8% and 3.2%, respectively, compared to the third quarter of 2010. Consolidated and same facility outpatient surgical volumes increased 0.1% and declined 1.2%, respectively, during the third quarter of 2011, compared to the third quarter of 2010. Consolidated and same facility inpatient surgeries declined 0.5% and 0.9%, respectively, in the third quarter of 2011, compared to the third quarter of 2010. Consolidated and same facility emergency department visits increased 5.7% and 4.9%, respectively, during the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010.

Revenues before provision for doubtful accounts increased 5.3% for the third quarter of 2011 compared to the third quarter of 2010. Provision for doubtful accounts increased $19 million from $721 million in the third quarter of 2010 to $740 million in the third quarter of 2011. With our adoption of ASU 2011-07, the provision for doubtful accounts has been reclassified from an operating expense to a deduction from patient service revenues. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $96 million and $279 million, respectively, during the third quarter of 2011, compared to the third quarter of 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 28.3% for the third quarter of 2011, compared to 26.4% for the third quarter of 2010.

Revenues increased 5.5% due to the combined impact of revenue per equivalent admission growth of 0.2% and an increase of 5.4% in equivalent admissions for the third quarter of 2011 compared to the third quarter of 2010. Revenues for the third quarter of 2011 included $34 million and $17 million, respectively, of Medicaid and Medicare incentive revenues related to certain of our eligible hospitals becoming able to attest to their adoption, implementation or demonstration of meaningful use of certified electronic health record technology.

Salaries and benefits, as a percentage of revenues, were 45.6% in the third quarter of 2011 and 45.2% in the third quarter of 2010. Salaries and benefits per equivalent admission increased 0.9% in the third quarter of 2011 compared to the third quarter of 2010. Same facility labor rate increases averaged 2.0% for the third quarter of 2011 compared to the third quarter of 2010.

Supplies, as a percentage of revenues, were 17.3% in the third quarter of 2011 and 17.8% in the third quarter of 2010. Supply cost per equivalent admission declined 2.9% in the third quarter of 2011 compared to the third quarter of 2010. Supply costs per equivalent admission increased 1.4% for general medical and surgical items and declined 5.3% for medical devices and 4.0% for pharmacy supplies in the third quarter of 2011 compared to the third quarter of 2010.

Other operating expenses, as a percentage of revenues, increased to 18.7% in the third quarter of 2011 from 18.4% in the third quarter of 2010. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $78 million and $87 million of indigent care

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2011 and 2010 (continued)

costs in certain Texas markets during the third quarters of 2011 and 2010, respectively. Provisions for losses related to professional liability risks were $62 million and $56 million for the third quarters of 2011 and 2010, respectively.

Equity in earnings of affiliates was $68 million and $67 million in the third quarters of 2011 and 2010, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased $10 million, from $352 million in the third quarter of 2010 to $362 million in the third quarter of 2011.

Interest expense declined from $525 million in the third quarter of 2010 to $519 million in the third quarter of 2011 due primarily to a decline in the average debt balance. Our average debt balance was $25.600 billion for the third quarter of 2011 compared to $26.446 billion for the third quarter of 2010. The average effective interest rate for our long term debt increased from 7.9% for the quarter ended September 30, 2010 to 8.0% for the quarter ended September 30, 2011.

During the third quarter of both 2011 and 2010, we recorded net losses on sales of facilities of $2 million.

During the third quarter of 2010, we recorded impairments of long-lived assets of $10 million to adjust the carrying values to estimated fair value. There were no impairments of long-lived assets during the third quarter of 2011.

During the third quarter of 2011, we recorded losses on retirement of debt of $406 million related to the redemptions of all of our outstanding $1.578 billion 9 5/8%/10  3/8% second lien toggle notes due 2016, at a redemption price of 106.783% and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513%.

The effective tax rates were a benefit of 60.0% for the third quarter of 2011 and a provision of 37.0% for the third quarter of 2010. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the third quarter of 2011 was reduced by $42 million related to reductions in interest expense related to taxing authority examinations and an increase of $5 million related to certain state tax adjustments. Excluding the effect of these adjustments, the effective tax rate for the third quarter of 2011 would have been 36.7%.

Net income attributable to noncontrolling interests increased from $82 million for the third quarter of 2010 to $85 million for the third quarter of 2011.

Nine Months Ended September 30, 2011 and 2010

Net income attributable to HCA Holdings, Inc. totaled $530 million, or $1.04 per diluted share, in the nine months ended September 30, 2011 compared to $924 million, or $2.11 per diluted share, in the nine months ended September 30, 2010. A large component of the $394 million decline in net income attributable to HCA Holdings, Inc. in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, relates to the termination of management agreement charge of $181 million (pretax), or $149 million (net of taxes) and $0.29 per diluted share and the losses on retirement of debt of $481 million (pretax), or $303 million (net of taxes) and $0.60 per diluted share, in the nine months ended September 30, 2011.

For the first nine months of 2011, consolidated and same facility admissions increased 3.3% and 2.2%, respectively, compared to the first nine months of 2010. Consolidated and same facility outpatient surgical volumes increased 0.5% and declined 0.4%, respectively, during the first nine months of 2011, compared to the first nine months of 2010. Consolidated and same facility inpatient surgeries declined 1.3% and 1.5%,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2011 and 2010 (continued)

respectively, in the first nine months of 2011, compared to the first nine months of 2010. Consolidated and same facility emergency department visits increased 7.5% and 6.8%, respectively, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

Revenues before provision for doubtful accounts increased 5.3% for the first nine months of 2011 compared to the first nine months of 2010. Provision for doubtful accounts increased $91 million from $2.073 billion in the first nine months of 2010 to $2.164 billion in the first nine months of 2011. With our adoption of ASU 2011-07, the provision for doubtful accounts has been reclassified from an operating expense to a deduction from patient service revenues. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $244 million and $787 million, respectively, during the first nine months of 2011, compared to the first nine months of 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 27.2% for the first nine months of 2011, compared to 25.3% for the first nine months of 2010.

Revenues increased 5.4% due to the combined impact of revenue per equivalent admission growth of 1.2% and an increase of 4.2% in equivalent admissions for the first nine months of 2011 compared to the first nine months of 2010.

Salaries and benefits, as a percentage of revenues, were 45.2% in the first nine months of 2011 and 44.5% in the first nine months of 2010. Salaries and benefits per equivalent admission increased 2.9% in the first nine months of 2011 compared to the first nine months of 2010. Same facility labor rate increases averaged 2.5% for the first nine months of 2011 compared to the first nine months of 2010.

Supplies, as a percentage of revenues, were 17.4% in the first nine months of 2011 and 17.7% in the first nine months of 2010. Supply cost per equivalent admission declined 0.2% in the first nine months of 2011 compared to the first nine months of 2010. Supply costs per equivalent admission increased 0.8% for blood products and 3.4% for general medical and surgical items and declined 0.5% for pharmacy supplies and 2.9% for medical devices in the first nine months of 2011 compared to the first nine months of 2010.

Other operating expenses, as a percentage of revenues, increased to 18.3% in the first nine months of 2011 from 17.6% in the first nine months of 2010. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Each of contract services and professional fees increased 20 basis points in the first nine months of 2011 compared to the first nine months of 2010. Other operating expenses include $248 million and $268 million of indigent care costs in certain Texas markets during the first nine months of 2011 and 2010, respectively. Provisions for losses related to professional liability risks were $183 million and $167 million for the first nine months of 2011 and 2010, respectively.

Equity in earnings of affiliates was $217 million and $210 million in the first nine months of 2011 and 2010, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased $16 million, from $1.062 billion in the first nine months of 2010 to $1.078 billion in the first nine months of 2011.

Interest expense was $1.571 billion in the first nine months of 2010 and $1.572 billion in the first nine months of 2011. Our average debt balance was $26.289 billion for the first nine months of 2011 compared to $26.525 billion for the first nine months of 2010. The average effective interest rate for our long term debt increased from 7.9% for the first nine months of 2010 to 8.0% for the first nine months of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2011 and 2010 (continued)

During the first nine months of 2011 and 2010, we recorded net losses on sales of facilities of $3 million and $2 million, respectively.

During the first nine months of 2010, we recorded impairments of long-lived assets of $119 million, including impairment charges of $73 million for two hospital facilities and $35 million for capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised, to adjust the carrying values to estimated fair value. There were no impairments of long-lived assets during the first nine months of 2011.

During the first nine months of 2011, we recorded losses on retirement of debt of $481 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014, at a redemption price of 104.563% of the principal amount; $108 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017, at a redemption price of 109.875% of the principal amount; all of our outstanding $1.578 billion 9 5/8%/10  3/8% second lien toggle notes due 2016, at a redemption price of 106.783% and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513%. There were no losses on retirement of debt during the first nine months of 2010.

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

The effective tax rates were 36.7% and 34.6% for the first nine months of 2011 and 2010, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first nine months of 2010 was reduced by $50 million related to reductions in interest expense related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for the first nine months of 2010 would have been 38.1%.

Net income attributable to noncontrolling interests increased from $255 million for the first nine months of 2010 to $270 million for the first nine months of 2011.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.546 billion in the first nine months of 2011 compared to $2.551 billion in the first nine months of 2010. Cash provided by operating activities in the first nine months of 2011 was basically equal to the first nine months of 2010 as the negative impact from changes in working capital items and interest payments for the first nine months of 2011 was offset by the decline in income tax payments. The combined interest payments and net tax (refunds) payments in the first nine months of 2011 and 2010 were $1.540 billion and $1.897 billion, respectively. Working capital totaled $2.422 billion at September 30, 2011 and $2.650 billion at December 31, 2010.

Cash used in investing activities was $1.240 billion in the first nine months of 2011 compared to $398 million in the first nine months of 2010. Excluding acquisitions, capital expenditures were $1.170 billion in the first nine months of 2011 and $860 million in the first nine months of 2010. We expended $136 million for the acquisition of a hospital facility and $73 million to acquire nonhospital health care facilities during the first nine months of 2011. We paid $35 million for acquisitions of nonhospital health care facilities during the first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

nine months of 2010. Capital expenditures are expected to approximate $1.6 billion in 2011. At September 30, 2011, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.550 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $55 million and $26 million from sales of hospitals and health care entities during the first nine months of 2011 and 2010, respectively. We received net cash flows from our investments of $80 million and $473 million in the first nine months of 2011 and 2010, respectively. During the first nine months of 2010, we liquidated certain investments of the insurance subsidiary in order to distribute $500 million of excess capital to the Company.

Cash used in financing activities totaled $1.358 billion during the first nine months of 2011 compared to $2.088 billion during the first nine months of 2010. During the first nine months of 2011, net cash flows used in financing activities included reductions in net borrowings of $1.997 billion, net proceeds of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering, repurchases of common stock of $1.503 billion, distributions to noncontrolling interests of $281 million, distributions to stockholders of $31 million, payments of debt issuance costs of $84 million and receipts of $54 million of income tax benefits for certain items (primarily related to our stock options). During the first nine months of 2010, cash flows used in financing activities included payment of cash distributions to stockholders of $2.251 billion ($4.99 per common share), increases in net borrowings of $402 million, payments of debt issuance costs of $25 million, distributions to noncontrolling interests of $282 million and receipts of $60 million of income tax benefits million for certain items (primarily related to our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $26.596 billion at September 30, 2011. Our interest expense was $1.572 billion for the first nine months of 2011 and $1.571 billion for the first nine months of 2010.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.929 billion and $1.275 billion available as of September 30, 2011 and October 31, 2011, respectively) and anticipated access to public and private debt markets.

On May 4, 2011, we completed amendments to our senior secured credit agreement and senior secured asset-based revolving credit agreement, as well as extensions of certain of our term loans. The amendments extend $594 million of our term loan A facility with a final maturity of November 2012 to a final maturity of May 2016 and $2.373 billion of our term loan A and term loan B-1 facilities with final maturities of November 2012 and November 2013, respectively, to a final maturity of May 2018.

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

On August 1, 2011, we issued $5.000 billion aggregate principal amount of notes, comprised of $3.000 billion of 6 1/2% senior secured first lien notes due 2020 and $2.000 billion of 7 1/2% senior unsecured notes due 2022. On August 26, 2011, after the payment of related fees and expenses, we used the net proceeds from these debt issuances to redeem all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016, at a redemption price of 106.783% of the principal amount, and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513% of the principal amount. The pretax debt retirement charge related to these redemptions was $406 million.

On September 21, 2011, HCA Holdings, Inc. repurchased 80,771,143 shares of its common stock beneficially owned by affiliates of Bank of America Corporation at a purchase price of $18.61 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 14, 2011. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

repurchase was financed using a combination of cash on hand and borrowings under available credit facilities. The shares repurchased represented approximately 15.6% of the Company’s total shares outstanding and will reduce our weighted average common shares outstanding for future periods.

On September 30, 2011, we refinanced our $2.000 billion asset-based revolving credit facility maturing on November 16, 2012 to increase the total capacity to $2.500 billion and extend the maturity to 2016.

On October 3, 2011, we issued $500 million aggregate principal amount of 8.00% senior unsecured notes due 2018. After the payment of related fees and expenses, we used the net proceeds for general corporate purposes, which included funding a portion of the acquisition of the Colorado Health Foundation’s approximate 40% remaining ownership interest in the HCA-HealthONE LLC joint venture, which was purchased on October 14, 2001 for $1.450 billion.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $630 million and $742 million at September 30, 2011 and December 31, 2010, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $422 million and $452 million at September 30, 2011 and December 31, 2010, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $831 million and $796 million at September 30, 2011 and December 31, 2010, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $283 million. We estimate that approximately $198 million of the expected net claim payments during the next 12 months will relate to claims in the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $622 million and $8 million, respectively, at September 30, 2011. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2011, we had a net unrealized gain of $10 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At September 30, 2011, our wholly-owned insurance subsidiary had invested $145 million ($149 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $2.565 billion of long-term debt at September 30, 2011 was subject to variable rates of interest, while the remaining balance in long-term debt of $24.031 billion at September 30, 2011 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt increased from 7.9% for the nine months ended September 30, 2010 to 8.0% for the nine months ended September 30, 2011.

The estimated fair value of our total long-term debt was $25.989 billion at September 30, 2011. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $26 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

At September 30, 2011, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. In addition, 2002, 2003 and 2004 taxable periods of HCA Inc., for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of September 30, 2011. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2011	2010
CONSOLIDATING
Number of hospitals in operation at:
March 31	156	154
June 30	157	154
September 30	157	154
December 31		156
Number of freestanding outpatient surgical centers in operation at:
March 31	98	98
June 30	98	98
September 30	98	96
December 31		97
Licensed hospital beds at(a):
March 31	39,075	38,719
June 30	39,472	38,636
September 30	39,526	38,636
December 31		38,827
Weighted average licensed beds(b):
Quarter:
First	39,061	38,687
Second	39,356	38,607
Third	39,509	38,645
Fourth		38,680
Year		38,655
Average daily census(c):
Quarter:
First	22,002	21,696
Second	20,764	20,418
Third	20,528	19,848
Fourth		20,155
Year		20,523
Admissions(d):
Quarter:
First	406,900	398,900
Second	397,500	385,200
Third	402,300	383,800
Fourth		386,500
Year		1,554,400
Equivalent admissions(e):
Quarter:
First	638,400	615,500
Second	638,900	617,900
Third	650,900	617,700
Fourth		617,300
Year		2,468,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2011	2010
Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second	4.8	4.8
Third	4.7	4.8
Fourth		4.8
Year		4.8
Emergency room visits(g):
Quarter:
First	1,527,600	1,367,100
Second	1,512,000	1,436,200
Third	1,539,500	1,457,100
Fourth		1,445,800
Year		5,706,200
Outpatient surgeries(h):
Quarter:
First	193,000	190,700
Second	199,100	198,600
Third	194,300	194,100
Fourth		200,200
Year		783,600
Inpatient surgeries(i):
Quarter:
First	119,700	122,500
Second	120,200	121,800
Third	121,100	121,600
Fourth		121,200
Year		487,100
Days revenues in accounts receivable(j):
Quarter:
First	49	50
Second	49	49
Third	49	48
Fourth		49
Year		50
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$34,764	$31,054
Second	34,242	30,731
Third	34,288	30,647
Fourth		33,208
Year		125,640

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2011	2010
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	36%	35%
Second	37%	37%
Third	37%	37%
Fourth		37%
Year		36%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	7	8
June 30	7	8
September 30	7	8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	9	8
June 30	13	8
September 30	14	8
December 31		9
Licensed hospital beds at:
March 31	2,259	2,369
June 30	2,259	2,369
September 30	2,259	2,369
December 31		2,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at September 30, 2011(n):
Medicare and Medicaid	13%	2%	1%
Managed care and other discounted	21	4	5
Uninsured	20	7	27

Total	54%	13%	33%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

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

(j)

Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day. With our adoption of ASU 2011-07 during the third quarter of 2011, “revenues” used in this computation are net of the provision for doubtful accounts and the computations for all prior periods presented have been restated.

(k)

Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

(n)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $7.919 billion (each 1% is equivalent to approximately $79 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. In September of 2011, the trial court issued its remedies phase decision and held that the only remedy to which the Foundation was entitled was rescission of the intra-corporate transfer that breached the transfer restriction (the Company has complied with the Court’s order, and it is not expected that such compliance will have any material effect on our operations or financial position). The Court awarded the Foundation, under the terms of the Asset Purchase Agreement, a “fraction” of its attorney fees. The Foundation appealed the remedy phase ruling, and the Company cross-appealed the liability determination. On October 31, 2011, the New Hampshire Supreme Court, on its own, raised the question whether the appeal needed to await the trial court’s further ruling on attorney fees. The parties will brief that issue on November 14, 2011.

Securities Class Action Litigation

On October 28, 2011, a shareholder action was filed in the United States District Court for the Middle District of Tennessee. The case seeks to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement and Prospectus issued in connection with the March 9, 2011 initial public offering. The lawsuit asserts a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleges deficiencies in the Company’s disclosures in the Registration Statement relating to: (1) accounting for its 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s revenue growth rate. The complaint has recently been filed and no further proceedings have been scheduled at this time.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, except as set forth below.

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

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. The recently enacted Budget Control Act of 2011 (“BCA”) provides for approximately $900 billion in deficit reduction, which would be achieved by applying caps to federal discretionary spending, but not including Medicare and Medicaid programs. However, the BCA also provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Further, the BCA requires the creation of a bipartisan joint congressional committee with a goal of identifying at least $1.5 trillion in additional deficit reductions over ten years, which is expected to consider entitlement program reforms including Medicare. If Congress does not enact deficit reductions greater than $1.2 trillion by January 15, 2012, the BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. We are unable to predict how these spending reductions will be structured. These reductions will be in addition to the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare disproportionate share hospital (“DSH”) funding. Medicare payments in federal fiscal year 2011 for inpatient hospital services were slightly lower than payments for the same services in federal fiscal year 2010. CMS has issued a final rule that provides for an increase (approximately 1%) in Medicare payments for inpatient hospital services in federal fiscal year 2012 compared to federal fiscal year 2011. These adjustments to inpatient hospital payments do not take into account the impact of the BCA, but result from a combination of a market basket update reduction required by the Health Reform Law and the implementation of the Medicare severity diagnosis-related group (“MS-DRG”) system, which represents a refinement to the previous diagnosis related system. From time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may include additional changes to the MS-DRG system and other payment systems. These changes may result in reduced Medicare payments.

Since most states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. For example, in May 2011, the Florida legislature passed a budget agreement for the fiscal year beginning July 1, 2011 that reduces Medicaid reimbursements to hospitals. As a result, we estimate that Florida Medicaid payments to our hospitals may be reduced by approximately $35 million during the second half of calendar year 2011 and by another approximately $35 million during the first half of calendar year 2012. Additionally, the Texas legislature passed a budget agreement effective September 1, 2011 that reduces Medicaid reimbursements to hospitals. As a result, we estimate that Texas Medicaid payments to our hospitals may be reduced by approximately $20 million in 2011 and by approximately $60 million in 2012. The Health Reform Law provides for material reductions to Medicaid DSH funding. Some states that provide Medicaid supplemental payments pursuant to UPL programs are reviewing these programs or have filed waiver requests with CMS to replace these programs, which could result in Medicaid supplemental payments being reduced or eliminated. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish Exchanges, and to participate in grants and other incentive opportunities.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our repurchases of common stock from July 1, 2011 through September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2011 through July 31, 2011	—	$—	—	$—
August 1, 2011 through August 31, 2011	—	—	—	—
September 1, 2011 through September 30, 2011	80,771,143	18.61	—	—

Total for Third Quarter 2011	80,771,143	$18.61	—	$—

During the third quarter of 2011, we repurchased 80,771,143 shares of common stock beneficially owned by affiliates of Bank of America Corporation.

Item 6:	Exhibits

(a) List of Exhibits:

10.1	— Form Stock Option Agreement (2011).*
31.1	— Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	— Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

— The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2011 and 2010, (iii) the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and (iv) the notes to condensed consolidated financial statements (tagged as blocks of text).(1)

(1)

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

Date: November 9, 2011