Form 10-K
period 2011-12-31
HCA Holdings, Inc.
filed 2012-02-24
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11239

HCA HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3865930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Park Plaza Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 344-9551

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☑     No   ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of January 31, 2012, there were 437,618,000 outstanding shares of the Registrant’s common stock. As of June 30, 2011, the aggregate market value of the common stock held by nonaffiliates was approximately $5.186 billion. For purposes of the foregoing calculation only, Hercules Holding II, LLC and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

General

HCA Holdings, Inc. is one of the leading health care services companies in the United States. At December 31, 2011, we operated 163 hospitals, comprised of 157 general, acute care hospitals; five psychiatric hospitals; and one rehabilitation hospital. In addition, we operated 108 freestanding surgery centers. Our facilities are located in 20 states and England.

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

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of or funds sponsored by Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co., BAML Capital Partners and HCA founder, Dr. Thomas F. Frist, Jr. (collectively, the “Investors”) and by members of management and certain other investors. The transaction was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities.

During February 2011, our Board of Directors approved an increase in the number of our authorized shares to 1,800,000,000 shares of common stock and a 4.505-to-one split of our issued and outstanding common shares. All common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements reflect the 4.505-to-one split. During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share (before deducting underwriter discounts, commissions and other related offering expenses). Certain of our stockholders also sold 57,410,700 shares of our common stock in this offering. We did not receive any proceeds from the shares sold by the selling stockholders. Our common stock is now traded on the New York Stock Exchange (symbol “HCA”).

The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. Our principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and our telephone number is (615) 344-9551.

Corporate Reorganization

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure (the “Corporate Reorganization”). We are the new parent company, and HCA Inc. is now our wholly-owned direct subsidiary. As part of the Corporate Reorganization, HCA Inc.’s outstanding shares of capital stock were automatically converted, on a share for share basis, into identical shares of our common stock. As a result of the

Corporate Reorganization, we are deemed the successor registrant to HCA Inc. under the Exchange Act. As part of the Corporate Reorganization, we became a guarantor but did not assume the debt of HCA Inc.’s outstanding secured notes.

We have assumed all of HCA Inc.’s obligations with respect to the outstanding shares previously registered on Form S-8 for distribution pursuant to HCA Inc.’s stock incentive plan and have also assumed HCA Inc.’s other equity incentive plans that provide for the right to acquire HCA Inc.’s common stock. The agreements and plans we assumed were each deemed to be automatically amended as necessary to provide that references therein to HCA Inc. now refer to HCA Holdings, Inc. Following the Corporate Reorganization, the right to receive HCA Inc.’s common stock under its various compensation plans and agreements automatically converted into rights for the same number of shares of our common stock, with the same rights and conditions as the corresponding HCA Inc. rights prior to the Corporate Reorganization.

Available Information

We file certain reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information we file electronically. Our website address is www.hcahealthcare.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

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

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our stockholders. To achieve these objectives, we align our efforts around the following growth agenda:

•	grow our presence in existing markets;

•	achieve industry-leading performance in clinical and satisfaction measures;

•	recruit and employ physicians to meet the need for high quality health services;

•	continue to leverage our scale and market positions to enhance profitability; and

•	selectively pursue a disciplined development strategy.

Health Care Facilities

We currently own, manage or operate hospitals; freestanding surgery centers; diagnostic and imaging centers; radiation and oncology therapy centers; comprehensive rehabilitation and physical therapy centers; and various other facilities.

At December 31, 2011, we owned and operated 157 general, acute care hospitals with 40,988 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

At December 31, 2011, we operated five psychiatric hospitals with 506 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

We also operate outpatient health care facilities which include freestanding ambulatory surgery centers (“ASCs”), freestanding emergency care facilities, diagnostic and imaging centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of our strategy to develop comprehensive health care networks in select communities. Most of our ASCs are operated through partnerships or limited liability companies, with majority ownership of each partnership or limited liability company typically held by a general partner or subsidiary that is an affiliate of HCA.

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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. Our revenues from third-party payers and the uninsured for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2011	Ratio	2010	Ratio	2009	Ratio
Medicare	$7,653	25.8%	$7,203	25.7%	$6,866	25.6%
Managed Medicare	2,442	8.2	2,162	7.7	2,006	7.5
Medicaid	1,845	6.2	1,962	7.0	1,691	6.3
Managed Medicaid	1,265	4.3	1,165	4.2	1,113	4.2
Managed care and other insurers	15,703	52.9	14,762	52.7	14,323	53.5
International (managed care and other insurers)	938	3.2	784	2.8	702	2.6

	29,846	100.6	28,038	100.1	26,701	99.7
Uninsured	1,846	6.2	1,732	6.2	2,350	8.8
Other	814	2.7	913	3.3	1,001	3.7

Revenues before provision for doubtful accounts	32,506	109.5	30,683	109.6	30,052	112.2
Provision for doubtful accounts	(2,824)	(9.5)	(2,648)	(9.6)	(3,276)	(12.2)

Revenues	$29,682	100.0%	$28,035	100.0%	$26,776	100.0%

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

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care under our charity care policy. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

MS-DRG rates are updated and MS-DRG weights are recalibrated using cost relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) provides for annual decreases to the market basket, including the following reductions for each of the following federal fiscal years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, the Department of Health and Human Services (“HHS”) will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019. A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

CMS increased the MS-DRG rate for federal fiscal year 2011 by 2.35%, representing the full market basket of 2.6% minus the 0.25% reduction required by the Health Reform Law. CMS also applied a documentation and coding adjustment of negative 2.9% in federal fiscal year 2011 to account for increases in aggregate payments during implementation of the MS-DRG system, which resulted in an aggregate adjustment of negative 0.55% in federal fiscal year 2011. For federal fiscal year 2012, CMS issued a final rule that results in a net increase of 1.0%. This increase reflects the 2.9% market basket increase, a prospective documentation and coding adjustment of negative 2.0%, a productivity adjustment of negative 1.0%, and a 1.1% increase in light of a January 2011 court decision. In addition, CMS intends to make an additional negative 1.9% documentation and coding adjustment in the future, but has not specified when the adjustment will be made.

Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. CMS has focused on payment levels for such specialties in recent years in part because of the proliferation of specialty hospitals. Changes in the payments received for specialty services could have an adverse effect on our results of operations.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provides for hospitals to receive a 2% reduction to their market basket updates if they fail to submit data for patient care quality indicators to the Secretary of HHS. As required by the Deficit Reduction Act of 2005 (“DRA 2005”), CMS has expanded, through a series of rulemakings, the number of quality measures that must be reported to avoid the market basket reduction. In federal fiscal year 2012, CMS requires hospitals to report 55 quality measures in order to avoid the market basket reduction for inpatient PPS payments in federal fiscal year 2013. All of our hospitals paid under the Medicare inpatient PPS are participating in the quality initiative by submitting the requested quality data. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

As part of CMS’ goal of transforming Medicare from a passive payer to an active purchaser of quality goods and services, Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission. In this situation, the case is paid as though the secondary diagnosis was not present. Currently, there are ten categories of conditions on the list of HACs. In addition, CMS has established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. The Health Reform Law provides for reduced payments based on a hospital’s HAC rates. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive” readmissions within the 30-day time period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS. Hospitals with what CMS defines as excessive readmissions for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by CMS. On August 1, 2011, CMS issued a final rule implementing portions of this program but indicated that it will issue in future rulemakings additional policies with respect to excessive readmissions, including the specific payment adjustment methodology.

The Health Reform Law additionally establishes a value-based purchasing program to further link payments to quality and efficiency. In federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS with considerable discretion over the value-based purchasing program. On April 29, 2011, CMS issued a final rule establishing the value-based purchasing program for hospital inpatient services. Under this final rule, CMS estimates it will distribute $850 million in federal fiscal year 2013 to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. For payments in federal fiscal year 2013, hospitals will be scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and 12 clinical process-of-care measures. CMS will score each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. CMS will notify each hospital of the amount of its value-based incentive payment for fiscal year 2013 discharges on November 1, 2012.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. For federal fiscal year 2011, CMS established an outlier threshold of $23,075, and for federal fiscal year 2012, CMS reduced the outlier threshold to $22,385. We do not anticipate that the decrease to the outlier threshold for federal fiscal year 2012 will have a material impact on our results of operations.

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics, freestanding surgery center services and services provided by independent diagnostic testing facilities.

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. For calendar year 2011, CMS increased APC payment rates by 2.35%, which represented a market basket update of 2.6% and a 0.25% reduction required by the Health Reform Law. The Health Reform Law also provides for the following reductions to the market basket update for each of the following calendar years: 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For calendar year 2012 and each subsequent calendar year, the Health Reform Law provides for an annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019. CMS has issued a final rule that increases the APC payment rate for calendar year 2012 by 1.9%, which includes the full market basket update of 3.0%, a negative 1.0% productivity adjustment and the negative 0.1% adjustment required by the Health Reform Law. CMS continues to require hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS. CMS required hospitals to report data on 15 quality measures in calendar year 2011 for the payment determination in calendar year 2012 and requires hospitals to report 23 quality measures in calendar year 2012 to avoid reduced payments in calendar year 2013.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2011, CMS updated the market basket by 2.25%, which represented the full market basket of 2.5% reduced by 0.25% as required by the Health Reform Law. The Health Reform Law also provides for the following reductions to the market basket update for each of the following federal fiscal years: 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the IRF PPS by $5.7 billion from 2010 to 2019. For federal fiscal year 2012, CMS has issued a final rule updating inpatient rehabilitation payment rates by 2.2%, which reflects a 2.9% market basket increase, a negative 1.0% productivity adjustment, a 0.1% reduction required by the Health Reform Law, and a 0.4% increase resulting from an update to the outlier threshold amount. Beginning in federal fiscal year 2014, IRFs will be required to report quality measures to CMS or will receive a two percentage point reduction to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold or other criteria to be classified as an IRF will be paid under the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2011, we had one rehabilitation hospital and 42 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed under a prospective payment system (the “IPF PPS”), a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and historically has used a July 1 update cycle, with each twelve month period referred to as a “rate year.” However, CMS has issued a final rule that will transition the IPF PPS to a federal fiscal year update cycle. Accordingly, the rates for 2012 will be effective from July 1, 2011 through September 30, 2012, with future updates coinciding with the federal fiscal year (from October 1 through September 30). The rehabilitation, psychiatric and long-term care (“RPL”) market basket update is used to update the IPF PPS. For rate year 2011, CMS updated the market basket by 2.15%, representing the full market basket of 2.4% reduced by 0.25% as required by the Health Reform Law. The Health Reform Law also provides for the following reductions to the market basket update for payment years that begin in the following calendar years: 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For rate year 2012 and each subsequent payment year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the IPF PPS by $4.3 billion from 2010 to 2019. For rate year 2012, which will span 15 months from July 1, 2011 through September 30, 2012, CMS increased inpatient psychiatric payment rates by 2.95%, which includes a market basket increase of 3.2% and a 0.25% reduction required by the Health Reform Law. As of December 31, 2011, we had five psychiatric hospitals and 36 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. For federal fiscal year 2011 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be reduced by a productivity adjustment. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law also required HHS to submit a report to Congress on plans for developing a value-based purchasing program for ASCs. In its report, HHS recommends a phased-in approach for implementing a value-based purchasing program but states additional statutory authority would be required to allow performance-based payments. CMS issued a final rule on November 1, 2011 that provides for a 1.6% annual update to ASC payments for calendar year 2012, which includes the market basket update of 2.7% and a negative 1.1% productivity adjustment. The final rule also establishes a quality reporting program for ASCs under which ASCs that fail to report on five quality measures beginning on October 1, 2012 will receive a 2% reduction in reimbursement for calendar year 2014.

Physician Services

Physician services are reimbursed under the physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. The most recent legislative delay extends calendar year 2011 payment rates through December 31, 2012. We cannot predict whether the U.S. Congress will intervene to prevent this reduction to payments in the future. Barring delay or repeal of the SGR by Congress, Medicare payments to physicians are scheduled to be cut by more than 30% effective January 1, 2013.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Beginning in federal fiscal year 2007, CMS adjusted 100% of the wage index factor for occupational mix. The redistributive impact of wage index changes, while slightly negative in the aggregate, is not anticipated to have a material financial impact for 2012. However, the Health Reform Law requires HHS to provide Congress with recommendations on how to comprehensively reform the Medicare wage index system.

Medicare reimburses hospitals for a portion of bad debts resulting from deductible and coinsurance amounts that are uncollectible from Medicare beneficiaries. The Middle Class Tax Relief and Jobs Creation Act of 2012 (the “Jobs Creation Act”) reduces the percentage of bad debt amounts that Medicare reimburses from 70% to 65% beginning in federal fiscal year 2013. These reductions are intended to offset, in part, the impact of the most recent legislative delay of the SGR reductions in physician compensation under the PFS. The U.S. Congress has not permanently addressed the SGR reductions, and any further delays or revisions to the SGR may be offset by additional reductions in Medicare payments to other types of providers.

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

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. CMS has implemented the RAC program on a permanent, nationwide basis as required by statute.

Managed Medicare

Managed Medicare plans relate to situations where a private company contracts with CMS to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. In 2003, MMA increased reimbursement to managed Medicare plans and expanded Medicare beneficiaries’ health care options. Since 2003, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, the Medicare Improvements for Patients and Providers Act of 2008 imposed new restrictions and implemented focused cuts to certain managed Medicare plans. In addition, the Health Reform Law reduces, over a three year period starting in 2012, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. The Health Reform Law also implements fee payment adjustments based on service benchmarks and quality ratings. The Congressional Budget Office (“CBO”) has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reduction to be $145 billion. In addition, the Health Reform Law expands the RAC program to include managed Medicare plans. In light of the current economic downturn and the Health Reform Law, managed Medicare plans may experience reduced premium payments, which may lead to decreased enrollment in such plans.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Health Reform Law requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level (“FPL”) by 2014. However, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. However, CMS has delayed enforcement of this prohibition until July 1, 2012. In a final rule issued June 1, 2011, CMS authorizes states to add additional provider-preventable conditions to the list of HACs for which Medicaid reimbursement will not be allowed.

Since most states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. The current economic downturn has increased the budgetary pressures on most states, and these budgetary pressures have resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. The American Recovery and Reinvestment Act of 2009 (“ARRA”) allocated approximately $87.0 billion to temporarily increase the share of program costs paid by the federal government to fund each state’s Medicaid program. Although initially scheduled to expire at the end of 2010, Congress allocated additional funds to extend this increased federal funding to states through June 2011. Although these increased funds provided a benefit to state Medicaid programs by temporarily helping to avoid more extensive program and reimbursement cuts, the expiration of the increased federal funding could result in significant reductions to state Medicaid programs.

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

Accountable Care Organizations and Bundled Payment Initiatives

The Health Reform Law requires HHS to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”), beginning no later than January 1, 2012. The program will allow certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program. In 2011, CMS, the HHS Office of Inspector General (the “OIG”) and certain other federal agencies released a series of rules and guidance further defining and implementing the ACO program. These rules and guidance provide for two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings or losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, the rules and guidance also provide for certain waivers from fraud and abuse laws for ACOs. In addition, beginning January 1, 2012, CMS has authorized 32 organizations to participate in the “Pioneer” ACO program, which is similar to, but separate from, the ACOs created under the MSSP regulations.

The Health Reform Law created the Center for Medicare and Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs while improving quality of care. For example, the Center for Medicare and Medicaid Innovation has announced a voluntary bundled payment initiative that will link payments to participating providers for services provided during an episode of care. In addition, the Health Reform Law requires HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. In addition, the Health Reform Law provides for a five-year bundled payment pilot program for Medicaid services. HHS may select up to eight states to participate, and these state programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

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

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). In addition, the Jobs Creation Act provides for an additional Medicaid DSH reduction of $4.1 billion in federal fiscal year 2021. How such cuts are allocated among the states and how the states allocate these cuts among providers, have yet to be determined.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 31%, 32%, and 34% of our total admissions for the years ended December 31, 2011, 2010 and 2009, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases that were expected to yield 5% to 6% from managed care payers during 2011, there can be no assurance that we will continue to receive increases in the future. It is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases.

Uninsured and Self-Pay Patients

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2011, approximately 82% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, as enacted, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements and incentives, which do not become effective until 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain coverage as a result of the law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and the payer mix. In addition, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges and possible amendment or repeal.

Electronic Health Record Incentives

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

Under the Medicare incentive program, eligible hospitals that demonstrate meaningful use will receive incentive payments for up to four fiscal years. The Medicare incentive payment amount is the product of three factors: (1) an initial amount comprised of a base amount of $2,000,000, plus $200 for each acute care inpatient discharge, beginning with a hospital’s 1,150th discharge of the applicable year and ending with a hospital’s 23,000th discharge of the applicable year; (2) the “Medicare share,” which is the sum of Medicare Part A and Part C acute care inpatient-bed-days divided by the product of the total acute care inpatient-bed-days and a charity care factor; and (3) a transition factor applicable to the payment year. In order to maximize their incentive payments, acute care hospitals must participate in the incentive program by federal fiscal year 2013. Beginning in federal fiscal year 2015, acute care hospitals that fail to demonstrate meaningful use of certified EHR technology will receive reduced market basket updates under inpatient PPS.

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

The Medicaid EHR incentive program is voluntary for states to implement. For participating states, the Medicaid EHR incentive program will provide incentive payments for acute care hospitals and eligible professionals that meet certain volume percentages of Medicaid patients, as well as children’s hospitals. Providers may only participate in a single state’s Medicaid EHR incentive program. Eligible professionals can only participate in either the Medicaid incentive program or the Medicare incentive program and can change this election only one time. Eligible hospitals may participate in both the Medicare and Medicaid incentive programs.

To qualify for incentive payments under the Medicaid program, providers must either adopt, implement, upgrade or demonstrate meaningful use of, certified EHR technology during their first participation year or successfully demonstrate meaningful use of certified EHR technology in subsequent participation years. Payments may be received for up to six participation years. For hospitals, the aggregate Medicaid EHR incentive amount is the product of two factors: (1) the overall EHR amount which is comprised of a base amount of $2,000,000 plus a discharge-related amount, multiplied by the Medicare share (which is set at one by statute) multiplied by a transition factor, and (2) the “Medicaid share,” which is the estimated Medicaid inpatient-bed days plus estimated Medicaid managed care inpatient bed-days, divided by the product of the estimated total inpatient bed-days and a charity care factor. Under the Medicaid incentive program, eligible professionals may receive payments based on their EHR costs, up to total amount of $63,750, or for pediatricians, $42,500. There is no penalty for hospitals or professionals under Medicaid for failing to meet EHR meaningful use requirements.

Hospital Utilization

We believe the most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians and other health care professionals providing patient care within the facility. Generally, we believe the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, quality and condition of the facilities, emphasis on quality of care and convenience for patients and physicians. Other factors that impact utilization include the growth in local population, local economic conditions and market penetration of managed care programs.

The following table sets forth certain operating statistics for our health care facilities. Health care facility operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months. The data set forth in this table includes only those facilities that are consolidated for financial reporting purposes.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Number of hospitals at end of period(a)	163	156	155	158	161
Number of freestanding outpatient surgery centers at end of period(b)	108	97	97	97	99
Number of licensed beds at end of period(c)	41,594	38,827	38,839	38,504	38,405
Weighted average licensed beds(d)	39,735	38,655	38,825	38,422	39,065
Admissions(e)	1,620,400	1,554,400	1,556,500	1,541,800	1,552,700
Equivalent admissions(f)	2,595,900	2,468,400	2,439,000	2,363,600	2,352,400
Average length of stay (days)(g)	4.8	4.8	4.8	4.9	4.9
Average daily census(h)	21,123	20,523	20,650	20,795	21,049
Occupancy rate(i)	53%	53%	53%	54%	54%
Emergency room visits(j)	6,143,500	5,706,200	5,593,500	5,246,400	5,116,100
Outpatient surgeries(k)	799,200	783,600	794,600	797,400	804,900
Inpatient surgeries(l)	484,500	487,100	494,500	493,100	516,500

(a)	Excludes eight facilities in 2010, 2009, 2008 and 2007 that were not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)

Excludes one facility in 2011, nine facilities in 2010 and 2007 and eight facilities in 2009 and 2008 that were not consolidated (accounted for using the equity method) for financial reporting purposes.

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

Competition

Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. Additionally, in recent years the number of freestanding ASCs and diagnostic centers (including facilities owned by physicians) in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. In some cases, competing hospitals are more established than our hospitals. Some competing hospitals are owned by tax-supported government agencies and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax supported or not-for-profit entities an advantage in funding capital expenditures. In certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of our hospitals. We also face competition from specialty hospitals, some of which are physician-owned, and from both our own and unaffiliated freestanding ASCs for market share in certain high margin services.

Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

Our strategies are designed to ensure our hospitals are competitive. We believe our hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered, quality and condition of the facilities and prices charged. The Health Reform Law requires hospitals to publish annually a list of their standard charges for items and services. We have increased our focus on operating outpatient services with improved accessibility and more convenient service for patients, and increased predictability and efficiency for physicians.

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

Admissions, average lengths of stay and reimbursement amounts continue to be negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, we intend to expand and update our facilities or acquire or construct new facilities where appropriate, to enhance the provision of a comprehensive array of outpatient services, offer market competitive pricing to private payer groups, upgrade facilities and equipment and offer new or expanded programs and services.

Regulation and Other Factors

Licensure, Certification and Accreditation

Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe our health care facilities are properly licensed under applicable state laws. Each of our acute care hospitals is certified for participation in the Medicare and Medicaid programs and is accredited by The Joint Commission. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs. If any facility were to lose accreditation by The Joint Commission, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure or other penalties.

Certificates of Need

In some states where we operate hospitals and other health care facilities, the construction or expansion of health care facilities, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded health care facilities and services. Failure to provide required notifications or obtain necessary state approvals can result in the inability to expand facilities, complete an acquisition or change ownership or other penalties.

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

The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. The OIG provides guidance to the industry through various methods including advisory opinions and “Special Fraud Alerts.” These Special Fraud Alerts do not have the force of law, but identify features of arrangements or transactions that the government believes may cause the arrangements or transactions to violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements that constitute suspect practices, including: (a) payment of any incentive by a hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, and (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

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

The fact that conduct or a business arrangement does not fall within a safe harbor, or it is identified in a Special Fraud Alert, Special Advisory Bulletin or other guidance or as a risk area in the Supplemental Compliance Guidelines for Hospitals, does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

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

Through a series of rulemakings, CMS has issued final regulations implementing the Stark Law. Additional changes to these regulations, which became effective October 1, 2009, further restrict the types of arrangements facilities and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services “under arrangements.” While these regulations were intended to clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Further, we do not always have the benefit of significant regulatory or judicial interpretation of the Stark Law and its implementing regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship complies fully with the Stark Law.

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

The Federal False Claims Act and Similar State Laws

The qui tam, or whistleblower, provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Further, the government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. If a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, may create liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Reform Law, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Further, the Health Reform Law expands the scope of the FCA to cover payments in connection with the Exchanges to be created by the Health Reform Law, if those payments include any federal funds.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. In addition, HIPAA requires that each provider use a National Provider Identifier. CMS has also published a final rule requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Implementing the ICD-10 code sets will require significant administrative changes. By regulation, use of the ICD-10 code sets is required beginning October 1, 2013, but CMS has announced that it intends to extend this deadline.

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

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. As required by ARRA, HHS has announced a pilot program to perform audits of up to 150 covered entities by the end of 2012. ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

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

Health Care Industry Investigations

Significant media and public attention has focused in recent years on the hospital industry. This media and public attention, changes in government personnel or other factors may lead to increased scrutiny of the health care industry. Except as may be disclosed in our SEC filings, we are not aware of any material investigations of the Company under federal or state health care laws or regulations. It is possible that governmental entities could initiate investigations or litigation in the future at facilities we operate and that such matters could result in significant penalties, as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

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

Health Care Reform

As enacted, the Health Reform Law will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Numerous lawsuits have challenged the constitutionality of the Health Reform Law. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012. Based on the outcome of the U.S. Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified. In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year.

Expanded Coverage

Based on CBO and CMS estimates made prior to enactment of the Health Reform Law, by 2019, the Health Reform Law will expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

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

The Health Reform Law materially changes the requirements for Medicaid eligibility. Commencing January 1, 2014, all state Medicaid programs are required to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”). This expansion will create a minimum Medicaid eligibility threshold that is uniform across states. Further, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. According to the CBO’s March 2011 projection, the new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 17 million persons nationwide. A disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements.

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

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. However, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may seek a waiver from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion

The expansion of health coverage through the private sector as a result of the Health Reform Law will occur through new requirements applicable to health insurers, employers and individuals. Health insurers must keep their annual nonmedical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate to enrollees the amount spent in excess of the percentage. In addition, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old. Commencing January 1, 2014, health insurers will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

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

To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on CBO estimates issued in March 2011, approximately 24 million individuals will obtain their health insurance coverage through an Exchange by 2021. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in an Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/copayment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/copayment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/copayment limit. For example, an individual making 100% to 200% of the FPL will have copayments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Public Program Spending

The Health Reform Law provides for Medicare, Medicaid and other federal health care program spending reductions between 2010 and 2019. In March 2010, CMS estimated Medicare fee-for-service reductions from 2010 to 2019 would be $233 billion and the Medicare and Medicaid DSH reductions would be an additional $64 billion. In February 2011, the CBO estimated that from 2012 to 2021, the Health Reform Law reductions would include $379 billion in Medicare fee-for-service market basket and productivity reimbursement reductions, the majority of which will come from hospitals. The CBO estimate included an additional $57 billion in reductions in Medicare and Medicaid DSH funding.

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

The second type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in federal fiscal year 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for HHS to use in projecting the productivity figure. For federal fiscal year 2012, CMS has announced a negative 1.0% productivity adjustment to the market basket. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019.

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

If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals. For example, for the federal fiscal year 2011 hospital inpatient PPS, the market basket increase to account for inflation was 2.6% and the aggregate reduction due to the Health Reform Law and the documentation and coding adjustment was 3.15%. Thus, the rates paid to a hospital for inpatient services in federal fiscal year 2011 were 0.55% less than rates paid for the same services in the prior year.

Quality-Based Payment Adjustments and Reductions for Inpatient Services.    The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program will reward hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS considerable discretion over the value-based purchasing program. On April 29, 2011, CMS issued a final rule establishing the value-based purchasing program for hospital inpatient services. Under this final rule, CMS states that it estimates it will distribute $850 million in federal fiscal year 2013 to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. For payments in federal fiscal year 2013, hospitals will be scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and 12 clinical process-of-care measures. CMS will score each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. CMS will notify each hospital of the amount of its value-based incentive payment for fiscal year 2013 discharges on November 1, 2012.

Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive readmissions” within the 30-day period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS. Hospitals with what CMS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by CMS. On August 1, 2011, CMS issued a final rule implementing portions of this program but indicated that it will issue in future rulemakings additional policies with respect to excessive readmissions, including the specific payment adjustment methodology.

Third, reimbursement will be reduced based on a facility’s HAC rates. An HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs. However, CMS has delayed enforcement of this prohibition until July 1, 2012. In a final rule issued June 1, 2011, CMS authorizes states to add additional provider-preventable conditions to the list of HACs for which Medicaid reimbursement will not be allowed.

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

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). In addition, the Jobs Creation Act provides for an additional Medicaid DSH reduction of $4.1 billion in federal fiscal year 2021. How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.

ACOs.    The Health Reform Law requires HHS to establish the MSSP, which promotes accountability and coordination of care through the creation of ACOs. Beginning no later than January 1, 2012, the program will allow certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the

Medicare program. HHS has significant discretion to determine key elements of the program. In 2011, CMS, the OIG and certain other federal agencies released a series of rules and guidance further defining and implementing the ACO program. These rules and guidance provide for two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings or losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, the rules and guidance also provide for certain waivers from fraud and abuse laws for ACOs. In addition, beginning January 1, 2012, CMS has authorized 32 organizations to participate in the “Pioneer” ACO program, which is similar to, but separate from, the ACOs created under the MSSP regulations.

Bundled Payment Pilot Programs.    The Health Reform Law created the Center for Medicare and Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs while improving quality of care. In addition, the Health Reform Law requires HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. For example, HHS will determine what medical conditions will be included in the program and the amount of the payment for each condition. In addition, the Health Reform Law provides for a five-year bundled payment pilot program for Medicaid services. HHS may select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and the HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Ambulatory Surgery Centers.    The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the market basket similar to the productivity adjustment for inpatient and outpatient hospital services, beginning in federal fiscal year 2011. On November 1, 2011, CMS issued a final rule establishing a quality reporting program for ASCs by which ASCs that fail to report on five quality measures beginning on October 1, 2012, will receive a 2% reduction in reimbursement for calendar year 2014.

Medicare Managed Care (Medicare Advantage or “MA”).    Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. For 2012, approximately 12.8 million Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period starting in 2012, premium payments to the MA plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law implements fee payment adjustments based on service benchmarks and quality ratings. As a result of these changes, payments to MA plans are estimated to be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.

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

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million by 2016 and 34 million by 2021, CMS estimates almost 34 million by 2019; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

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

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing program on our hospitals’ revenues and the effects of other quality programs;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•

whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs at or above a specified minimum percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•

the possibility that implementation of the provisions expanding health insurance coverage or the entire Health Reform Law will be delayed due to court challenges or revised or eliminated as a result of court challenges and efforts to repeal or amend the law. Numerous lawsuits have challenged the constitutionality of the Health Reform Law. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012. In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 44.5% of our revenues in 2011 were from Medicare and Medicaid, reductions to these programs may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute or by judicial decision prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•

whether the Company’s revenues from upper payment limit (“UPL”) programs, or other Medicaid supplemental programs developed through a federally approved waiver program (“Waiver Program”), will be adversely affected because there may be reductions in available state and local government funding for the programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, reductions in Medicare spending, reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect the Company. Further, it is unclear how efforts to repeal or revise the Health Reform Law and federal lawsuits challenging its constitutionality will be resolved or what the impact would be of any resulting changes to the law.

General Economic and Demographic Factors

The United States economy has weakened significantly in recent years. Depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits have forced federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures, increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in our collecting patient copayment and deductible receivables. The Health Reform Law seeks to decrease over time the number of uninsured individuals, by among other things requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment or repeal.

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

We purchase, from unrelated insurance companies, coverage for directors and officers liability and property loss in amounts we believe are adequate. The directors and officers liability coverage includes a $25 million corporate deductible for the period prior to November 2006, a $1 million corporate deductible for the period subsequent to November 2006 until our initial public offering in March 2011 and a $5 million corporate deductible subsequent to our initial public offering in March 2011. In addition, we will continue to purchase coverage for our directors and officers on an ongoing basis. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $500,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs

At December 31, 2011, we had approximately 199,000 employees, including approximately 49,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2011, employees at 38 of our hospitals are represented by various labor unions. While no elections are expected in 2012, it is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

Our hospitals are staffed by licensed physicians, including both employed physicians and physicians who are not employees of our hospitals. Some physicians provide services in our hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time.

We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Certain proposed changes in federal labor laws and the National Labor Relations Board’s (the “NLRB”) modification of its election procedures could increase the likelihood of employee unionization attempts. To the extent a significant portion of our employee base unionizes, our costs could increase materially. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.

Executive Officers of the Registrant

As of February 17, 2012, our executive officers were as follows:

Name	Age	Position(s)
Richard M. Bracken	59	Chairman of the Board and Chief Executive Officer
R. Milton Johnson	55	President, Chief Financial Officer and Director
David G. Anderson	64	Senior Vice President — Finance and Treasurer
Victor L. Campbell	65	Senior Vice President
Jana J. Davis	53	Senior Vice President — Communications
Jon M. Foster	50	President — Southwest Group
Charles J. Hall	58	President — National Group
Samuel N. Hazen	51	President — Operations
A. Bruce Moore, Jr.	51	President — Service Line and Operations Integration
Michael P. O’Boyle	55	President and CEO — Parallon Business Solutionssm
Jonathan B. Perlin, M.D.	50	President — Clinical and Physician Services Group and Chief Medical Officer
W. Paul Rutledge	57	President — Central Group
Joseph A. Sowell, III	55	Senior Vice President and Chief Development Officer
Joseph N. Steakley	57	Senior Vice President — Internal Audit Services
John M. Steele	56	Senior Vice President — Human Resources
Donald W. Stinnett	55	Senior Vice President and Controller
Juan Vallarino	51	Senior Vice President — Strategic Pricing and Analytics
Robert A. Waterman	58	Senior Vice President, General Counsel and Chief Labor Relations Officer
Noel Brown Williams	56	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	62	Senior Vice President and Chief Ethics and Compliance Officer

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

Jana J. Davis was appointed Senior Vice President — Communications in February 2011. Prior to that time, she served as Vice President of Communications for the Company from November 1997 to February 2011. Ms. Davis joined HCA in 1997 from Burson-Marsteller, where she was a Managing Director and served as Corporate Practice Chair for Latin American operations. Ms. Davis also held a number of Public Affairs positions in the George H.W. Bush and Reagan Administrations. Ms. Davis is an attorney and serves on the Board of Governors for the Federation of American Hospitals.

Jon M. Foster was appointed President Southwest Group in February 2011. Prior to that, Mr. Foster served as Division President for the Central and West Texas Division from January 2006 to February 2011. Mr. Foster joined HCA in March 2001 as President and CEO of St. David’s HealthCare in Austin, Texas and served in that position until February 2011. Prior to joining the Company, Mr. Foster served in various executive capacities within the Baptist Health System, Knoxville, Tennessee and The Methodist Hospital System in Houston, Texas.

Charles J. Hall was appointed President-National Group in February 2011. Prior to that, Mr. Hall served as President — Eastern Group from October 2006 to February 2011. Mr. Hall had previously served the Company as President — North Florida Division from April 2003 until October 2006, as President of the East Florida Division from January 1999 until April 2003, as a Market President in the East Florida Division from January 1998 until December 1998, as President of the South Florida Division from February 1996 until December 1997, and as President of the Southwest Florida Division from October 1994 until February 1996, and in various other capacities since 1987.

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

A. Bruce Moore, Jr., was appointed President — Service Line and Operations Integration in February 2011. Prior to that, Mr. Moore had served as President — Outpatient Services Group since January 2006. Mr. Moore served as Senior Vice President and as Chief Operating Officer — Outpatient Services Group from July 2004 to January 2006 and as Senior Vice President — Operations Administration from July 1999 until July 2004. Mr. Moore served as Vice President — Operations Administration of the Company from September 1997 to July 1999, as Vice President — Benefits from October 1996 to September 1997, and as Vice President — Compensation from March 1995 until October 1996.

Michael O’Boyle was appointed President and Chief Executive Officer of Parallon Business Solutions in January 2012. Prior to that, Mr. O’Boyle served as President of UnitedHealth Networks from 2008 to 2012. From 2005 to 2008, he served as the Chief Operating Officer of the Cleveland Clinic. He joined the Cleveland Clinic as Chief Financial Officer in 2001. From 1991 to 2001, he served as Chief Financial Officer for Medlantic Healthcare Group and MedStar Health, Inc. From 1987 to 1991, he held several financial leadership roles, including Chief Financial Officer, for three hospitals.

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

W. Paul Rutledge has served as President — Central Group since October 2005. Mr. Rutledge served as President of the MidAmerica Division from January 2001 to October 2005. He served as President of TriStar Health System from June 1996 to January 2001 and served as President of Centennial Medical Center from May 1993 to June 1996. He has served in leadership capacities with HCA for more than 29 years, working with hospitals in the United States and London, England.

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

We are highly leveraged. As of December 31, 2011, our total indebtedness was $27.052 billion. As of December 31, 2011, we had availability of $1.935 billion under our senior secured revolving credit facility and $202 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the facilities that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals face competition from specialty hospitals, some of which are physician-owned, and from both our own and unaffiliated freestanding surgery centers for market share in certain high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. In states that do not require a CON for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Further, if our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

The growth of uninsured and patient due accounts and a deterioration in the collectibility of these accounts could adversely affect our results of operations.

The primary collection risks of our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. Although Medicare reimburses hospitals for a portion of Medicare bad debts, the Jobs Creation Act will reduce the reimbursement level from 70% of eligible bad debts to 65% beginning in federal fiscal year 2013.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2011, our allowance for doubtful accounts represented approximately 92% of the $4.478 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $8.362 billion for 2009 to $9.626 billion for 2010 and to $11.214 billion for 2011.

A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Prior to the Health Reform Law being fully implemented, our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including the economic downturn and continued high unemployment. The Health Reform Law seeks to decrease, over time, the number of uninsured individuals through reforms that mostly will become effective January 1, 2014, provided the law is not found to be unconstitutional or otherwise revised. Even after full implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government health care programs and certain others who may not have insurance coverage. Further, implementation of the Health Reform Law could result in some patients terminating their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels. Patient responsibility accounts may continue to increase even with expanded health plan coverage as a result of increases in plan exclusions and deductibles and copayment amounts.

It is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 44.5% of our revenues from the Medicare and Medicaid programs in 2011. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. The Budget Control Act of 2011 (the “BCA”) provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Further, pursuant to the BCA, a bipartisan joint congressional committee was created to identify additional deficit reductions. Because the committee failed to propose a plan to cut the deficit by an additional $1.2 trillion by the November 23, 2011, deadline, the BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts.

These reductions will be in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments.

Since most states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance

Program in many states. For example, in May 2011, the Florida legislature passed a budget agreement for the fiscal year beginning July 1, 2011 that reduces Medicaid reimbursements to hospitals. As a result, we estimate that Florida Medicaid payments to our hospitals may be reduced by approximately $35 million during the first half of calendar year 2012. Additionally, the Texas legislature passed a budget agreement effective September 1, 2011 that reduces Medicaid reimbursements to hospitals. As a result, we estimate that Texas Medicaid payments to our hospitals may be reduced by approximately $60 million in 2012. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, which could result in Medicaid supplemental payments being reduced or eliminated. CMS approved a Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. However, we cannot predict whether the Texas private supplemental Medicaid Waiver Program will continue or guarantee that revenues recognized from the program will not decrease.

The Health Reform Law has changed and will likely result in additional changes to the Medicaid program. For example, the Health Reform Law provides for material reductions to Medicaid DSH funding. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish Exchanges, and to participate in grants and other incentive opportunities.

In some cases, commercial third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from commercial third-party payers.

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

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million by 2016 and 34 million by 2021, CMS estimates almost 34 million by 2019; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

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

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing program on our hospitals’ revenues and the effects of other quality programs;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•

whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs at or above a specified minimum percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•

the possibility that implementation of the provisions expanding health insurance coverage or the entire Health Reform Law will be delayed, revised or eliminated as a result of court challenges and efforts to repeal or amend the law. Numerous lawsuits have challenged the constitutionality of the Health Reform Law. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012. In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 44.5% of our revenues in 2011 were from Medicare and Medicaid, reductions to these programs may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Health Reform Law will be changed by statute or by judicial decision prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•

whether the Company’s revenues from upper payment limit (“UPL”) programs, or other Medicaid supplemental programs developed through a federally approved waiver program (“Waiver Program”), will be adversely affected because there may be reductions in available state and local government funding for the programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, reductions in Medicare spending, reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect the Company. Further, it is unclear how efforts to repeal or revise the Health Reform Law and federal lawsuits challenging its constitutionality will be resolved or what the impact would be of any resulting changes to the law.

If we are unable to retain and negotiate favorable contracts with nongovernment payers, including managed care plans, our revenues may be reduced.

Our ability to obtain favorable contracts with nongovernment payers, including HMOs, PPOs and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers accounted for 52.9% and 52.7% of our revenues for 2011 and 2010, respectively. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, nongovernment payers increasingly may demand reduced fees. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals at any time. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our hospitals face competition for staffing, which may increase labor costs and reduce profitability.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Certain proposed changes in federal labor laws and the NLRB’s modification of its election procedures could increase the likelihood of employee unionization attempts. To the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	classification of level of care provided, including proper classification of inpatient admissions, observation services and outpatient care;

•	relationships with physicians and other referral sources;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors; and

•	addition of facilities and services.

Among these laws are the federal Anti-kickback Statute, the federal Stark Law, the federal FCA and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

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

As required by statute, CMS has implemented the RAC program on a nationwide basis. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increases federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities.

Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

Physician utilization practices and treatment methodologies or governmental or managed care controls designed to reduce inpatient services or surgical procedures may reduce our revenues.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and commercial third-party payers designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by health plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations. Additionally, trends in physician treatment protocols and managed care health plan design, such as plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies.

Our overall business results may suffer from the economic downturn.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face during periods of high unemployment include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient copayment and deductible receivables.

The industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the health care industry towards value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

Effective July 1, 2011, the Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. Beginning in fiscal year 2013, hospitals with excessive readmissions for conditions designated by HHS will receive a reduction of 1% in operating payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. This rate will increase by 1% each year up to 3% in federal fiscal year 2015.

The Health Reform Law also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Health Reform Law requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in federal fiscal year 2013 and increasing by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. According to the value-based purchasing program final rule, CMS estimates that it will distribute $850 million to hospitals in federal fiscal year 2013 based on their achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.

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

If we fail to effectively and timely implement electronic health record systems and transition to the ICD-10 coding system, our operations could be adversely affected.

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified EHR technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. During 2011, we received Medicare and Medicaid incentive payments for being a meaningful user of certified EHR technology and recorded incentive income of $210 million for the year. EHR incentive income for our eligible hospitals and professionals is estimated to range from $325 million to $350 million for 2012. Actual incentive payments could vary from our estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by CMS and our ability to continue to demonstrate meaningful use of certified EHR technology.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. During 2011, we incurred $77 million of operating expenses to implement our certified EHR technology and to meet meaningful use. We estimate that operating expenses to implement our certified EHR technology and meet meaningful use will range from $140 million to $160 million for 2012. Actual operating expenses could vary from these estimates. If our eligible hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Failure to implement certified EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Under current regulations, use of the ICD-10 system is required beginning October 1, 2013, but CMS has announced its intent to extend this deadline. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified to MS-DRGs or commercial payer payment groupings with lower levels of reimbursement than assigned under the previous system.

State efforts to regulate the construction or expansion of health care facilities could impair our ability to operate and expand our operations.

Some states, particularly in the eastern part of the country, require health care providers to obtain prior approval, known as a CON, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. We currently operate health care facilities in a number of states with CON laws. The failure to obtain any requested CON could impair our ability to operate or expand operations. Any such failure could, in turn, adversely affect our ability to attract patients and physicians to our facilities and grow our revenues, which would have an adverse effect on our results of operations.

Our facilities are heavily concentrated in Florida and Texas, which makes us sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

We operated 163 hospitals at December 31, 2011, and 75 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 50% of our consolidated revenues for the year ended December 31, 2011. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida, Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm, and the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

We may be subject to liabilities from claims by the Internal Revenue Service.

We are currently contesting certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

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

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $621 million and $7 million, respectively, at

December 31, 2011. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2011, we had a net unrealized gain of $11 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our wholly-owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize other-than-temporary impairments on long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

As of December 31, 2011, the Investors indirectly owned approximately 62% of our capital stock. As a result, the Investors have control over our decisions to enter into any significant corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness or sell assets.

Additionally, the Investors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Investors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Investors will continue to be able to strongly influence or effectively control our decisions.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2011:

State	Hospitals	Beds
Alaska	1	250
California	5	1,617
Colorado	7	2,259
Florida	39	10,335
Georgia	9	1,588
Idaho	2	480
Indiana	1	278
Kansas	4	1,286
Kentucky	2	384
Louisiana	6	1,264
Mississippi	1	130
Missouri	6	1,055
Nevada	3	1,092
New Hampshire	2	295
Oklahoma	2	784
South Carolina	3	748
Tennessee	12	2,327
Texas	36	10,619
Utah	6	901
Virginia	10	3,074
International
England	6	828

	163	41,594

In addition to the hospitals listed in the above table, we directly or indirectly operate 108 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and three of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes. These three other properties are also subject to second mortgages to support our obligations under our second lien secured notes.

We maintain our headquarters in approximately 1,300,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

The DOJ has contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the CMS criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 95 HCA hospitals; the review covers the period from October 2003 to the present. The review could potentially give rise to claims against the Company under the federal FCA or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on the Company.

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. In September of 2011, the trial court issued its remedies phase decision and held that the only remedy to which the Foundation was entitled was rescission of the intra-corporate transfer that breached the transfer restriction (the Company has complied with the Court’s order, and it is not expected that such compliance will have any material effect on our operations or financial position). The Court awarded the Foundation, under the terms of the Asset Purchase Agreement, a “fraction” of its attorney fees. The Foundation appealed the remedy phase ruling, and the Company cross-appealed the liability determination. On October 31, 2011, the New Hampshire Supreme Court, on its own, raised the question whether the appeal needed to await the trial court’s further ruling on attorney fees. On November 21, 2011, after the parties briefed the issue, the New Hampshire Supreme Court dismissed the appeal as premature and remanded the case to the trial court. In February 2012, the trial court certified the case for a possible interlocutory appeal without addressing the attorney fees issue.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case seeks to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement and Prospectus issued in connection with the March 9, 2011 initial public offering. The lawsuit asserts a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleges deficiencies in the Company’s disclosures in the Registration Statement relating to: (1) accounting for its 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s revenue growth rate. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants in addition to Ernst & Young, LLP were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases have been consolidated, and the parties have agreed to initial scheduling matters.

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions have been consolidated in the Middle District of Tennessee and the parties have agreed that those cases shall be stayed pending developments in the shareholder class actions. The state derivative action has been stayed pending developments in the shareholder class actions.

General Liability and Other Claims

We are subject to claims for additional income taxes and related interest. For a description of those proceedings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes” and Note 5 to our consolidated financial statements.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a description of the restrictions on our ability to pay dividends. We did not declare any dividends in 2009 or 2011.

On January 27, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $3.88 per share and vested stock option, or $1.751 billion in the aggregate. The distribution was paid on February 5, 2010 to holders of record on February 1, 2010. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received a $3.88 per share reduction to the exercise price of their share-based awards.

On May 5, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $1.11 per share and vested stock option, or $500 million in the aggregate. The distribution was paid on May 14, 2010 to holders of record on May 6, 2010. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received a $1.11 per share reduction to the exercise price of their share-based awards.

On November 23, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of stock options. The distribution was $4.44 per share and vested stock option, or approximately $2.1 billion in the aggregate. The distribution to stockholders and holders of vested options was paid on December 1, 2010 to holders of record on November 24, 2010. Pursuant to the terms of our stock option plans, the holders of nonvested options received $4.44 per share reductions (subject to certain tax imitations that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable stock options) to the exercise price of the share-based awards.

During February 2011, our Board of Directors approved an increase in the number of our authorized shares to 1,800,000,000 shares of common stock and a 4.505-to-one split of our issued and outstanding common shares. All common share and per common share amounts in this Form 10-K reflect the 4.505-to-one split. During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share (before deducting underwriter discounts, commissions and other related offering expenses). Certain of our stockholders also sold 57,410,700 shares of our common stock in this offering. We did not receive any proceeds from the shares sold by the selling stockholders. Our common stock is now traded on the New York Stock Exchange (the “NYSE”) (symbol “HCA”). Our first day of trading was March 10, 2011.

On September 21, 2011, we repurchased 80,771,143 shares of our common stock beneficially owned by affiliates of Bank of America Corporation at a purchase price of $18.61 per share, the closing price of the Company’s common stock on the NYSE on September 14, 2011. The repurchase was financed using a combination of cash on hand and borrowings under available credit facilities. The shares repurchased represented approximately 15.6% of our total shares outstanding at the time of the repurchase.

The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE for our common stock.

	Sales Price
	High	Low
2011
First Quarter	$34.57	$30.36
Second Quarter	35.37	30.75
Third Quarter	34.92	17.03
Fourth Quarter	26.86	17.43

At the close of business on January 12, 2012, there were approximately 1,030 holders of record of our common stock.

On February 3, 2012, our Board of Directors declared a cash distribution to the Company’s stockholders and holders of vested stock options. The distribution was $2.00 per share and vested stock option, or approximately $975 million in the aggregate (inclusive of the distributions to holders of stock options and restricted share units). The distribution will be paid on February 29, 2012 to the holders of record on February 16, 2012. The distribution will be funded through existing cash and borrowings under our existing senior secured credit facilities. Pursuant to the terms of our equity incentive plans, (1) the holders of any unvested options will receive $2.00 per share reductions (subject to certain tax limitations that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon vesting of the applicable stock options) to the exercise price of the stock option awards; (2) the holders of any unvested stock appreciation rights will receive $2.00 per share reductions to the base price of the stock appreciation right awards; and (3) the holders of any unvested restricted share units will receive $2.00 per unit, which will be paid upon vesting of the applicable restricted share units.

	3/10/2011	3/31/2011	6/30/2011	9/30/2011	12/30/2011

HCA Holdings, Inc.	100.00	109.19	106.38	64.99	71.02
S&P 500	100.00	100.04	100.14	86.25	96.44
S&P Health Care	100.00	101.90	109.91	98.90	108.76

The graph shows the cumulative total return to our stockholders beginning as of March 10, 2011, the day our stock began trading on the NYSE, and through December 30, 2011, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on March 10, 2011 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

HCA HOLDINGS, INC.

SELECTED FINANCIAL DATA

AS OF AND FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions, except per share amounts)

	2011	2010	2009	2008	2007
Summary of Operations:
Revenues before provision for doubtful accounts	$32,506	$30,683	$30,052	$28,374	$26,858
Provision for doubtful accounts	2,824	2,648	3,276	3,409	3,130

Revenues	29,682	28,035	26,776	24,965	23,728

Salaries and benefits	13,440	12,484	11,958	11,440	10,714
Supplies	5,179	4,961	4,868	4,620	4,395
Other operating expenses	5,470	5,004	4,724	4,554	4,233
Electronic health record incentive income	(210)	—	—	—	—
Equity in earnings of affiliates	(258)	(282)	(246)	(223)	(206)
Depreciation and amortization	1,465	1,421	1,425	1,416	1,426
Interest expense	2,037	2,097	1,987	2,021	2,215
Losses (gains) on sales of facilities	(142)	(4)	15	(97)	(471)
Gain on acquisition of controlling interest in equity investment	(1,522)	—	—	—	—
Impairments of long-lived assets	—	123	43	64	24
Losses on retirement of debt	481	—	—	—	—
Termination of management agreement	181	—	—	—	—

	26,121	25,804	24,774	23,795	22,330

Income before income taxes	3,561	2,231	2,002	1,170	1,398
Provision for income taxes	719	658	627	268	316

Net income	2,842	1,573	1,375	902	1,082
Net income attributable to noncontrolling interests	377	366	321	229	208

Net income attributable to HCA Holdings, Inc.	$2,465	$1,207	$1,054	$673	$874

Per common share data:
Basic earnings per share	$5.17	$2.83	$2.48	$1.59	$2.07
Diluted earnings per share	$4.97	$2.76	$2.44	1.56	2.03
Cash dividends declared per share	—	$9.43	—	—	—
Financial Position:
Assets	$26,898	$23,852	$24,131	$24,280	$24,025
Working capital	1,679	2,650	2,264	2,391	2,356
Long-term debt, including amounts due within one year	27,052	28,225	25,670	26,989	27,308
Equity securities with contingent redemption rights	—	141	147	155	164
Noncontrolling interests	1,244	1,132	1,008	995	938
Stockholders’ deficit	(7,014)	(10,794)	(7,978)	(9,260)	(9,600)
Cash Flow Data:
Cash provided by operating activities	$3,933	$3,085	$2,747	$1,990	$1,564
Cash used in investing activities	(2,995)	(1,039)	(1,035)	(1,467)	(479)
Capital expenditures	(1,679)	(1,325)	(1,317)	(1,600)	(1,444)
Cash used in financing activities	(976)	(1,947)	(1,865)	(451)	(1,326)

	2011	2010	2009	2008	2007
Operating Data:
Number of hospitals at end of period(a)	163	156	155	158	161
Number of freestanding outpatient surgical centers at end of period(b)	108	97	97	97	99
Number of licensed beds at end of period(c)	41,594	38,827	38,839	38,504	38,405
Weighted average licensed beds(d)	39,735	38,655	38,825	38,422	39,065
Admissions(e)	1,620,400	1,554,400	1,556,500	1,541,800	1,552,700
Equivalent admissions(f)	2,595,900	2,468,400	2,439,000	2,363,600	2,352,400
Average length of stay (days)(g)	4.8	4.8	4.8	4.9	4.9
Average daily census(h)	21,123	20,523	20,650	20,795	21,049
Occupancy(i)	53%	53%	53%	54%	54%
Emergency room visits(j)	6,143,500	5,706,200	5,593,500	5,246,400	5,116,100
Outpatient surgeries(k)	799,200	783,600	794,600	797,400	804,900
Inpatient surgeries(l)	484,500	487,100	494,500	493,100	516,500
Days revenues in accounts receivable(m)	53	50	50	55	60
Gross patient revenues(n)	$141,516	$125,640	$115,682	$102,843	$92,429
Outpatient revenues as a % of patient revenues(o)	37%	36%	39%	39%	39%

(a)	Excludes eight facilities in 2010, 2009, 2008 and 2007 that were not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)

Excludes one facility in 2011, nine facilities in 2010 and 2007 and eight facilities in 2009 and 2008 that were not consolidated (accounted for using the equity method) for financial reporting purposes.

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

(m)

Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of the allowance for doubtful accounts, at the end of the period divided by revenues per day. With our adoption of ASU 2011-07, “revenues” used in this computation are net of the provision for doubtful accounts and the computations for all prior periods presented have been restated.

(n)

Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by the provision for doubtful accounts, contractual adjustments, discounts and charity care to determine reported revenues.

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Budget Control Act of 2011 (“BCA”) and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in service mix and revenue mix, including potential declines in the population covered under managed care agreements and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (11) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (12) changes in accounting practices, (13) changes in general economic conditions nationally and regionally in our markets, (14) future divestitures which may result in charges and possible impairments of long-lived assets, (15) changes in business strategy or development plans, (16) delays in receiving payments for services provided, (17) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (18) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (19) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments, and (20) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

2011 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $2.465 billion, or $4.97 per diluted share, for 2011, compared to $1.207 billion, or $2.76 per diluted share, for 2010. The 2011 results include net gains on sales of facilities of $142 million (pretax), or $0.16 per diluted share, a gain on the acquisition of controlling interest in an equity investment of $1.522 billion (pretax), or $2.87 per diluted share, losses on retirement of debt of $481 million (pretax), or $0.61 per diluted share, and termination of management agreement fees of $181 million (pretax), or $0.30 per diluted share. The 2010 results include net gains on sales of facilities of $4 million (pretax), or $0.01 per diluted share, and impairments of long-lived assets of $123 million (pretax), or $0.18 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 495.943 million shares and 437.347 million shares for the years ended December 31, 2011 and 2010, respectively. During March 2011, we completed the initial public offering of 87.719 million shares of our common stock, and during September 2011, we repurchased 80.771 million shares of our common stock from affiliates of Bank of America Corporation.

Revenues increased to $29.682 billion for 2011 from $28.035 billion for 2010. Revenues increased 5.9% and 3.3%, respectively, on a consolidated basis and on a same facility basis for 2011, compared to 2010. The consolidated revenues increase can be attributed to the combined impact of a 0.7% increase in revenue per equivalent admission and a 5.2% increase in equivalent admissions. The same facility revenues increase resulted from a 0.3% increase in same facility revenue per equivalent admission and a 3.0% increase in same facility equivalent admissions. We experienced a shift in service mix from more complex surgical cases to less acute medical cases, resulting in lower than anticipated revenue per equivalent admission growth for 2011.

During 2011, consolidated admissions increased 4.2% and same facility admissions increased 2.3%, compared to 2010. Inpatient surgical volumes declined 0.5% on a consolidated basis and declined 1.7% on a same facility basis during 2011, compared to 2010. Outpatient surgical volumes increased 2.0% on a consolidated basis and declined 0.6% on a same facility basis during 2011, compared to 2010. Emergency room visits increased 7.7% on a consolidated basis and increased 6.2% on a same facility basis during 2011, compared to 2010.

For 2011, the provision for doubtful accounts increased $176 million, compared to 2010. The self-pay revenue deductions for charity care and uninsured discounts increased $346 million and $1.066 billion, respectively, for 2011, compared to 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 27.4% for 2011, compared to 25.6% for 2010. Same facility uninsured admissions increased 7.4% and same facility uninsured emergency room visits increased 5.8% for 2011, compared to 2010.

Interest expense totaled $2.037 billion for 2011, compared to $2.097 billion for 2010. The $60 million decline in interest expense for 2011 was due primarily to a decline in the average interest rate.

Cash flows from operating activities increased $848 million, from $3.085 billion for 2010 to $3.933 billion for 2011. The increase in cash flows from operating activities was primarily due to improved cash flows of $885 million related to income taxes.

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

Achieve Industry-Leading Performance in Clinical and Satisfaction Measures.    Achieving high levels of patient safety, patient satisfaction and clinical quality are central goals of our business model. To achieve these goals, we have implemented a number of initiatives including infection reduction initiatives, hospitalist programs, advanced health information technology and evidence-based medicine programs. We routinely analyze operational practices from our best-performing hospitals to identify ways to implement organization-wide performance improvements and reduce clinical variation. We believe these initiatives will continue to improve patient care, help us achieve cost efficiencies, grow our revenues and favorably position us in an environment where our constituents are increasingly focused on quality, efficacy and efficiency.

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

Continue to Leverage Our Scale and Market Positions to Enhance Profitability.    We believe there is significant opportunity to continue to grow the profitability of our company by fully leveraging the scale and scope of our franchise. We are currently pursuing next generation performance improvement initiatives such as contracting for services on a multistate basis and expanding our support infrastructure for additional clinical and support functions, such as physician credentialing, medical transcription and electronic medical recordkeeping. We believe our centrally managed business processes and ability to leverage cost-saving practices across our extensive network will enable us to continue to manage costs effectively. We have created a subsidiary, Parallon Business Solutions, to leverage key components of our support infrastructure, including revenue cycle management, healthcare group purchasing, supply chain management and staffing functions and are offering these services to other hospital companies.

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

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to patients who are financially unable to pay for the health care services they receive. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, as enacted, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements or incentives, which do not become effective until 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including the outcome of court challenges to the constitutionality of the law and Congressional efforts to amend or repeal the law, how many previously uninsured individuals will obtain coverage as a result of the law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and the payer mix.

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

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $40 million, $52 million and $40 million in 2011, 2010 and 2009, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $30 million, $50 million and $60 million in 2011, 2010 and 2009, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements and disproportionate-share funds will result in increases to revenues within generally similar ranges.

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

During 2011, we adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented in this Form 10-K have been reclassified in accordance with ASU 2011-07. The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)

estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At December 31, 2011 and 2010, the allowance for doubtful accounts represented approximately 92% and 93%, respectively, of the $4.478 billion and $4.249 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

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

	2011	2010	2009
Charity care	$2,683	$2,337	$2,151
Uninsured discounts	5,707	4,641	2,935
Provision for doubtful accounts	2,824	2,648	3,276

Totals	$11,214	$9,626	$8,362

Increases to our uninsured discounts have directly contributed to the declining trend in the provision for doubtful accounts. However, the sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care increased from 23.8% for 2009 to 25.6% for 2010 and to 27.4% for 2011.

Days revenues in accounts receivable were 53 days, 50 days and 50 days at December 31, 2011, 2010 and 2009, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)

The approximate breakdown of accounts receivable by payer classification as of December 31, 2011 and 2010 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91—180 Days	Over 180 Days
Accounts receivable aging at December 31, 2011:
Medicare and Medicaid	14%	1%	1%
Managed care and other insurers	22	5	5
Uninsured	15	8	29

Total	51%	14%	35%

Accounts receivable aging at December 31, 2010:
Medicare and Medicaid	14%	1%	1%
Managed care and other insurers	21	4	4
Uninsured	17	8	30

Total	52%	13%	35%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $5 million per occurrence self-insured retention. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Our professional liability reserves, net of receivables under reinsurance contracts, do not include amounts for any estimated losses covered by our excess insurance coverage. Provisions for losses related to professional liability risks were $244 million, $222 million and $211 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.134 billion to $1.354 billion at December 31, 2011 and $1.067 billion to $1.276 billion at December 31, 2010. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $18 million or reduce the reserve estimate by $17 million. A 2% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $78 million or reduce the reserve estimate by $71 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,700 individual claims at both December 31, 2011 and 2010 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and payment of final settlement for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-settlement timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.291 billion and $1.262 billion at December 31, 2011 and 2010, respectively. The current portion of these reserves, $298 million and $268 million at December 31, 2011 and 2010, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent reinsurers do not meet their obligations. Reserves for professional liability risks (net of $39 million and $14 million receivable under reinsurance contracts at December 31, 2011 and 2010, respectively) were $1.252 billion and $1.248 billion at December 31, 2011 and 2010, respectively. The estimated total net reserves for professional liability risks at December 31, 2011 and 2010 are comprised of $817 million and $758 million, respectively, of case reserves for known claims and $435 million and $490 million, respectively, of reserves for incurred but not reported claims.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Claims (Continued)

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2011	2010	2009
Net reserves for professional liability claims, January 1	$1,248	$1,269	$1,330
Provision for current year claims	298	272	258
Favorable development related to prior years’ claims	(54)	(50)	(47)

Total provision	244	222	211

Payments for current year claims	7	7	4
Payments for prior years’ claims	233	236	268

Total claim payments	240	243	272

Net reserves for professional liability claims, December 31	$1,252	$1,248	$1,269

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

Revenues increased 5.9% to $29.682 billion for 2011 from $28.035 billion for 2010 and increased 4.7% for 2010 from $26.776 billion for 2009. The increase in revenues in 2011 can be primarily attributed to the combined impact of a 0.7% increase in revenue per equivalent admission and a 5.2% increase in equivalent admissions compared to the prior year. The increase in revenues in 2010 can be primarily attributed to the combined impact of a 3.5% increase in revenue per equivalent admission and a 1.2% increase in equivalent admissions compared to 2009.

Consolidated admissions increased 4.2% in 2011 compared to 2010 and declined 0.1% in 2010 compared to 2009. Consolidated inpatient surgeries declined 0.5% and consolidated outpatient surgeries increased 2.0% during 2011 compared to 2010. Consolidated inpatient surgeries declined 1.5% and consolidated outpatient surgeries declined 1.4% during 2010 compared to 2009. Consolidated emergency room visits increased 7.7% during 2011 compared to 2010 and increased 2.0% during 2010 compared to 2009.

Same facility revenues increased 3.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010 and increased 4.6% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The 3.3% increase for 2011 can be primarily attributed to the combined impact of a 0.3% increase in same facility revenue per equivalent admission and a 3.0% increase in same facility equivalent admissions. The 4.6% increase for 2010 can be primarily attributed to the combined impact of a 3.2% increase in same facility revenue per equivalent admission and a 1.4% increase in same facility equivalent admissions.

Same facility admissions increased 2.3% in 2011 compared to 2010 and increased 0.1% in 2010 compared to 2009. Same facility inpatient surgeries declined 1.7% and same facility outpatient surgeries declined 0.6% during 2011 compared to 2010. Same facility inpatient surgeries declined 1.4% and same facility outpatient surgeries declined 1.2% during 2010 compared to 2009. Same facility emergency room visits increased 6.2% during 2011 compared to 2010 and increased 2.1% during 2010 compared to 2009.

Same facility uninsured emergency room visits increased 5.8% and same facility uninsured admissions increased 7.4% during 2011 compared to 2010. Same facility uninsured emergency room visits increased 1.2% and same facility uninsured admissions increased 5.4% during 2010 compared to 2009.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2011, 2010 and 2009 are set forth below.

	Years Ended December 31,
	2011	2010	2009
Medicare	34%	34%	34%
Managed Medicare	11	10	10
Medicaid	9	9	9
Managed Medicaid	8	8	7
Managed care and other insurers	31	32	34
Uninsured	7	7	6

	100%	100%	100%

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2011, 2010 and 2009 are set forth below.

	Years Ended December 31,
	2011	2010	2009
Medicare	31%	31%	31%
Managed Medicare	9	9	8
Medicaid	8	9	8
Managed Medicaid	4	4	4
Managed care and other insurers	45	44	44
Uninsured(a)	3	3	5

	100%	100%	100%

(a)

Increases in discounts to uninsured revenues have resulted in declines in the percentage of our inpatient revenues related to the uninsured, as the percentage of uninsured admissions compared to total admissions has increased slightly.

At December 31, 2011, we owned and operated 39 hospitals and 31 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $6.989 billion, $6.538 billion and $6.217 billion for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, we owned and operated 36 hospitals and 22 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $7.829 billion, $7.597 billion and $7.180 billion for the years ended December 31, 2011, 2010 and 2009, respectively. During each year 2011, 2010 and 2009, 57% of our admissions and 50% of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 63%, 63% and 64% of our uninsured admissions during 2011, 2010 and 2009, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $540 million, $657 million and $474 million during 2011, 2010 and 2009, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to the Centers for Medicare & Medicaid Services (“CMS”) to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

could result in the payment programs being reduced or eliminated. In December 2011, CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program, thus Texas is operating pursuant to a Waiver Program. However, we cannot predict whether the Texas private supplemental Medicaid reimbursement program will continue or guarantee that revenues recognized for the program will not decline. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Medicaid EHR incentive calculations and related payment amounts are based upon prior period cost report information available at the time our eligible hospitals adopt, implement or demonstrate meaningful use of certified EHR technology for the applicable period, and are not subject to revision for cost report data filed for a subsequent period. Thus, incentive income recognition occurs at the point our eligible hospitals adopt, implement or demonstrate meaningful use of certified EHR technology for the applicable period, as the cost report information for the full cost report year that will determine the final calculation of the incentive payment is known at that time.

Medicare EHR incentive calculations and related initial payment amounts are based upon the most current filed cost report information available at the time our eligible hospitals demonstrate meaningful use of certified EHR technology for the applicable period. However, unlike Medicaid, this initial payment amount will be adjusted based upon an updated calculation using the annual cost report information for the cost report period that began during the applicable payment year. Thus, incentive income recognition occurs at the point our eligible hospitals demonstrate meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

We recognized $210 million of electronic health record incentive income related to Medicaid ($87 million) and Medicare ($123 million) incentive programs during 2011. At December 31, 2011, we have $134 million of deferred EHR incentive income, which represents initial incentive payments received for which EHR incentive income has not been recognized. Actual incentive payments could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by CMS and our ability to continue to demonstrate meaningful use of certified EHR technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of revenues. For 2011, we incurred $77 million of operating expenses to implement our certified EHR technology and meet meaningful use.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Electronic Health Record Incentive Payments (Continued)

For 2012, we estimate EHR incentive income will be recognized in the range of $325 million to $350 million and that related EHR operating expenses will be in the range of $140 million to $160 million. Actual EHR incentive income and EHR operating expenses could vary from these estimates. There can be no assurance that we will be able to continue to demonstrate meaningful use of certified EHR technology, and the failure to do so could have a material, adverse effect on our results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	2011		2010		2009
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$32,506		$30,683		$30,052
Provision for doubtful accounts	2,824		2,648		3,276

Revenues	29,682	100.0	28,035	100.0	26,776	100.0

Salaries and benefits	13,440	45.3	12,484	44.5	11,958	44.7
Supplies	5,179	17.4	4,961	17.7	4,868	18.2
Other operating expenses	5,470	18.5	5,004	17.9	4,724	17.6
Electronic health record incentive income	(210)	(0.7)	—	—	—	—
Equity in earnings of affiliates	(258)	(0.9)	(282)	(1.0)	(246)	(0.9)
Depreciation and amortization	1,465	4.9	1,421	5.0	1,425	5.2
Interest expense	2,037	6.9	2,097	7.5	1,987	7.4
Losses (gains) on sales of facilities	(142)	(0.5)	(4)	—	15	0.1
Gain on acquisition of controlling interest in equity investment	(1,522)	(5.1)	—	—	—	—
Impairments of long-lived assets	—	—	123	0.4	43	0.2
Losses on retirement of debt	481	1.6	—	—	—	—
Termination of management agreement	181	0.6	—	—	—	—

	26,121	88.0	25,804	92.0	24,774	92.5

Income before income taxes	3,561	12.0	2,231	8.0	2,002	7.5
Provision for income taxes	719	2.4	658	2.4	627	2.4

Net income	2,842	9.6	1,573	5.6	1,375	5.1
Net income attributable to noncontrolling interests	377	1.3	366	1.3	321	1.2

Net income attributable to HCA Holdings, Inc.	$2,465	8.3	$1,207	4.3	$1,054	3.9

% changes from prior year:
Revenues	5.9%		4.7%		7.2%
Income before income taxes	59.6		11.5		71.1
Net income attributable to HCA Holdings, Inc.	104.3		14.5		56.7
Admissions(a)	4.2		(0.1)		1.0
Equivalent admissions(b)	5.2		1.2		3.2
Revenue per equivalent admission	0.7		3.5		3.9
Same facility % changes from prior year(c):
Revenues	3.3		4.6		7.5
Admissions(a)	2.3		0.1		1.2
Equivalent admissions(b)	3.0		1.4		3.4
Revenue per equivalent admission	0.3		3.2		4.0

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2011 and 2010

Net income attributable to HCA Holdings, Inc. totaled $2.465 billion, or $4.97 per diluted share, for the year ended December 31, 2011 compared to $1.207 billion, or $2.76 per diluted share, for the year ended December 31, 2010. Financial results for 2011 include net gains on sales of facilities of $142 million (pretax), or $0.16 per diluted share, a gain on the acquisition of controlling interest in an equity investment of $1.522 billion (pretax), or $2.87 per diluted share, losses on retirement of debt of $481 million (pretax), or $0.61 per diluted share, and termination of management agreement fees of $181 million (pretax), or $0.30 per diluted share. Financial results for 2010 include net gains on sales of facilities of $4 million (pretax), or $0.01 per diluted share, and asset impairment charges of $123 million (pretax), or $0.18 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 495.943 million shares and 437.347 million shares for the years ended December 31, 2011 and 2010, respectively. During March 2011, we completed the initial public offering of 87.719 million shares of our common stock, and during September 2011, we repurchased 80.771 million shares of our common stock from affiliates of Bank of America Corporation.

During 2011, consolidated admissions increased 4.2% and same facility admissions increased 2.3% for 2011, compared to 2010. Consolidated inpatient surgical volumes declined 0.5%, and same facility inpatient surgeries declined 1.7% during 2011 compared to 2010. Consolidated outpatient surgical volumes increased 2.0%, and same facility outpatient surgeries declined 0.6% during 2011 compared to 2010. Emergency room visits increased 7.7% on a consolidated basis and increased 6.2% on a same facility basis during 2011 compared to 2010.

Revenues before provision for doubtful accounts increased 5.9% to $32.506 billion for 2011 from $30.683 billion for 2010. Provision for doubtful accounts increased $176 million from $2.648 billion in 2010 to $2.824 billion in 2011. With our adoption of ASU 2011-07, the provision for doubtful accounts has been reclassified from an operating expense to a deduction from patient service revenues. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $346 million and $1.066 billion, respectively, during 2011 compared to 2010. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 27.4% for 2011 compared to 25.6% for 2010. At December 31, 2011, our allowance for doubtful accounts represented approximately 92% of the $4.478 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 5.9% to $29.682 billion for 2011 from $28.035 billion for 2010. The increase in revenues was due primarily to the combined impact of a 0.7% increase in revenue per equivalent admission and a 5.2% increase in equivalent admissions compared to 2010. Same facility revenues increased 3.3% due primarily to the combined impact of a 0.3% increase in same facility revenue per equivalent admission and a 3.0% increase in same facility equivalent admissions compared to 2010.

Salaries and benefits, as a percentage of revenues, were 45.3% in 2011 and 44.5% in 2010. Salaries and benefits per equivalent admission increased 2.4% in 2011 compared to 2010. Same facility labor rate increases averaged 2.3% for 2011 compared to 2010.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2011 and 2010 (Continued)

Supplies, as a percentage of revenues, were 17.4% in 2011 and 17.7% in 2010. Supply costs per equivalent admission declined 0.7% in 2011 compared to 2010. Supply costs per equivalent admission declined 3.0% for medical devices, 1.5% for pharmacy supplies and 1.7% for blood products, and increased 3.1% for general medical and surgical items in 2011 compared to 2010.

Other operating expenses, as a percentage of revenues, increased to 18.5% in 2011 from 17.9% in 2010. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Each of contract services and professional fees increased 20 basis points in 2011 compared to 2010. Other operating expenses include $317 million and $354 million of indigent care costs in certain Texas markets during 2011 and 2010, respectively. Provisions for losses related to professional liability risks were $244 million and $222 million for 2011 and 2010, respectively.

We recognized $210 million of electronic health record incentive income related to Medicaid ($87 million) and Medicare ($123 million) incentive programs during 2011. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates declined from $282 million for 2010 to $258 million for 2011. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture, which effective November 1, 2011, we began consolidating due to our acquisition of the approximate 40% remaining ownership interest.

Depreciation and amortization declined, as a percentage of revenues, to 4.9% in 2011 from 5.0% in 2010. Depreciation expense was $1.461 billion for 2011 and $1.416 billion for 2010.

Interest expense declined to $2.037 billion for 2011 from $2.097 billion for 2010. The decline in interest expense was due primarily to a decline in the average interest rate. Our average debt balance was $26.588 billion for 2011 compared to $26.751 billion for 2010. The average interest rate for our long-term debt declined from 7.8% for 2010 to 7.7% for 2011.

Net gains on sales of facilities were $142 million for 2011 and primarily related to the sale of a hospital facility and other health care entity investments. Net gains on sales of facilities were $4 million for 2010 and were related to sales of real estate and other health care entity investments.

During October 2011, we completed our acquisition of the Colorado Health Foundation’s (“Foundation”) approximate 40% remaining ownership interest in the HCA-HealthONE LLC (“HealthONE”) joint venture for $1.450 billion. We recorded a gain on the acquisition of a controlling interest in an equity investment of $1.522 billion related to the remeasurement of our previous equity investment in HealthONE based upon our acquisition of the Foundation’s ownership interest and the resulting consolidation of the entire enterprise at estimated fair value.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2011 and 2010 (Continued)

Impairments of long-lived assets were $123 million for 2010 and included $74 million related to two hospital facilities and $49 million related to other health care entity investments, which includes $35 million for the writeoff of capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised. There were no impairments of long-lived assets in 2011.

During 2011, we recorded losses on retirement of debt of $481 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014, at a redemption price of 104.563% of the principal amount; $108 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017, at a redemption price of 109.875% of the principal amount; all of our outstanding $1.578 billion 9 5/8%/10  3/8% second lien toggle notes due 2016, at a redemption price of 106.783% of the principal amount and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513% of the principal amount. There were no losses on retirement of debt during the 2010.

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

The effective tax rate was 22.6% and 35.3% for 2011 and 2010, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our income before income taxes for 2011 included $1.255 billion of nontaxable gain related to the reported gain on the acquisition of a controlling interest in an equity investment. Our provision for income taxes for 2010 was reduced by $44 million related to reductions in interest expense related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for 2011 and 2010 would have been 37.3% and 37.6%, respectively.

Net income attributable to noncontrolling interests increased from $366 million for 2010 to $377 million for 2011. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of certain surgery center joint ventures.

Years Ended December 31, 2010 and 2009

Net income attributable to HCA Holdings, Inc. totaled $1.207 billion, or $2.76 per diluted share, for the year ended December 31, 2010 compared to $1.054 billion, or $2.44 per diluted share, for the year ended December 31, 2009. Financial results for 2010 include net gains on sales of facilities of $4 million (pretax), or $0.01 per diluted share, and asset impairment charges of $123 million (pretax), or $0.18 per diluted share. Financial results for 2009 include net losses on sales of facilities of $15 million (pretax), or $0.02 per diluted share, and asset impairment charges of $43 million (pretax), or $0.08 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 437.347 million shares and 432.227 million shares for the years ended December 31, 2010 and 2009, respectively.

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

Revenues before provision for doubtful accounts increased 2.1% to $30.683 billion for 2010 from $30.052 billion for 2009. Provision for doubtful accounts declined $628 million from $3.276 billion in 2009 to $2.648 billion in 2010. With our adoption of ASU 2011-07, the provision for doubtful accounts has been reclassified from an operating expense to a deduction from patient service revenues. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The decline in the provision for doubtful accounts can be attributed to the $1.892 billion increase in the combined self-pay revenue deductions for charity care and uninsured discounts during 2010, compared to 2009. The self-pay revenue deductions for charity care and uninsured discounts increased $186 million and $1.706 billion, respectively, during 2010 compared to 2009. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 25.6% for 2010 compared to 23.8% for 2009. At December 31, 2010, our allowance for doubtful accounts represented approximately 93% of the $4.249 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.7% to $28.035 billion for 2010 from $26.776 billion for 2009. The increase in revenues was due primarily to the combined impact of a 3.5% increase in revenue per equivalent admission and a 1.2% increase in equivalent admissions compared to 2009. Same facility revenues increased 4.6% due primarily to the combined impact of a 3.2% increase in same facility revenue per equivalent admission and a 1.4% increase in same facility equivalent admissions compared to 2009.

Salaries and benefits, as a percentage of revenues, were 44.5% in 2010 and 44.7% in 2009. Salaries and benefits per equivalent admission increased 3.2% in 2010 compared to 2009. Same facility labor rate increases averaged 2.7% for 2010 compared to 2009.

Supplies, as a percentage of revenues, were 17.7% in 2010 and 18.2% in 2009. Supply costs per equivalent admission increased 0.7% in 2010 compared to 2009. Supply costs per equivalent admission increased 2.4% for medical devices, 0.8% for blood products, and 2.9% for general medical and surgical items, and declined 0.7% for pharmacy supplies in 2010 compared to 2009.

Other operating expenses, as a percentage of revenues, increased to 17.9% in 2010 from 17.6% in 2009. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The major component of the increase in other operating expenses, as a percentage of revenues, was related to indigent care costs in certain Texas markets which increased to $354 million for 2010 from $248 million for 2009. Provisions for losses related to professional liability risks were $222 million and $211 million for 2010 and 2009, respectively.

Equity in earnings of affiliates increased from $246 million for 2009 to $282 million for 2010. Equity in earnings of affiliates related primarily to our Denver, Colorado market joint venture.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2010 and 2009 (Continued)

Depreciation and amortization declined, as a percentage of revenues, to 5.0% in 2010 from 5.2% in 2009. Depreciation expense was $1.416 billion for 2010 and $1.419 billion for 2009.

Interest expense increased to $2.097 billion for 2010 from $1.987 billion for 2009. The increase in interest expense was due primarily to an increase in the average interest rate. Our average debt balance was $26.751 billion for 2010 compared to $26.267 billion for 2009. The average interest rate for our long-term debt increased from 7.6% for 2009 to 7.8% for 2010.

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

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions of hospitals and other health care entities, repurchases of our common stock, distributions to stockholders and distributions to noncontrolling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities and dispositions of hospitals and other health care entities.

Cash provided by operating activities totaled $3.933 billion in 2011 compared to $3.085 billion in 2010 and $2.747 billion in 2009. Working capital totaled $1.679 billion at December 31, 2011 and $2.650 billion at December 31, 2010. The decline in working capital is primarily related to an increase in our long-term debt due within one year. The $848 million increase in cash provided by operating activities for 2011, compared to 2010, was primarily related to $885 million improvement from lower income tax payments. The $338 million increase in cash provided by operating activities for 2010, compared to 2009, was primarily comprised of the net impact of the $198 million increase in net income, a $547 million improvement from lower income tax payments and a

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

$384 million decline from changes in operating assets and liabilities and the provision for doubtful accounts. Cash payments for interest and income taxes declined $780 million for 2011 compared to 2010 and declined $387 million for 2010 compared to 2009.

Cash used in investing activities was $2.995 billion, $1.039 billion and $1.035 billion in 2011, 2010 and 2009, respectively. Excluding acquisitions, capital expenditures were $1.679 billion in 2011, $1.325 billion in 2010 and $1.317 billion in 2009. We expended $1.682 billion, $233 million and $61 million for acquisitions of hospitals and health care entities during 2011, 2010 and 2009, respectively. Expenditures for acquisitions in 2011 included eight hospital facilities, seven of which were related to the acquisition of the remaining interests in our joint venture in the Denver market. Expenditures for acquisitions in 2010 included two hospital facilities and in 2009 were generally comprised of outpatient and ancillary services entities. Planned capital expenditures are expected to approximate $1.9 billion in 2012. At December 31, 2011, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $1.5 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

During 2011, we received cash of $281 million from sales of one hospital, other health care entities and real estate investments. We also received net cash proceeds of $80 million related to net changes in our investments. During 2010, we received cash proceeds of $37 million from sales of other health care entities and real estate investments. We also received net cash proceeds of $472 million related to net changes in our investments. During 2009, we received cash proceeds of $41 million from dispositions of three hospitals and sales of other health care entities and real estate investments. We also received net cash proceeds of $303 million related to net changes in our investments.

Cash used in financing activities totaled $976 million in 2011, $1.947 billion in 2010 and $1.865 billion in 2009. During 2011, we received cash of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering; we used cash of $1.503 billion for repurchases of common stock; and we used cash proceeds from issuance of common stock and available cash provided by operations to make net debt repayments of $1.589 billion. During 2010, we received net proceeds of $2.533 billion from our debt issuance and debt repayment activities. During 2009, we used cash proceeds from sales of facilities and available cash provided by operations to make net debt repayments of $1.459 billion. During 2011 and 2010, we paid $31 million and $4.257 billion, respectively, in distributions to our stockholders. During 2010, we received contributions from noncontrolling interests of $57 million. During 2011, 2010 and 2009, we made distributions to noncontrolling interests of $378 million, $342 million and $330 million, respectively. We paid debt issuance costs of $92 million, $50 million and $70 million for 2011, 2010 and 2009, respectively. During 2011 and 2010, we received income tax benefits of $63 million and $114 million, respectively, for certain items (primarily the cash distributions to holders of our stock options and exercises of stock options) that were deductible expenses for tax purposes, but were recognized as adjustments to stockholders’ deficit for financial reporting purposes. We or our affiliates, including affiliates of the Sponsors, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.137 billion as of December 31, 2011 and $2.070 billion as of January 31, 2012) and anticipated access to public and private debt and equity markets.

During 2010, our Board of Directors declared three distributions to our stockholders and holders of stock options. The distributions totaled $9.43 per share and vested stock option, or $4.332 billion in the aggregate. The distributions were funded using funds available under our existing senior secured credit facilities, proceeds from the November 2010 issuance of $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021 and cash on hand.

On February 3, 2012, our Board of Directors declared a distribution to the Company’s existing stockholders and holders of vested stock awards. The distribution declared was $2.00 per share and vested stock award, or approximately $975 million in the aggregate.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $628 million and $742 million at December 31, 2011 and 2010, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $410 million and $452 million at December 31, 2011 and 2010, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $842 million and $796 million at December 31, 2011 and 2010, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $285 million. We estimate that approximately $205 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We are a highly leveraged company with significant debt service requirements. Our debt totaled $27.052 billion and $28.225 billion at December 31, 2011 and 2010, respectively. Our interest expense was $2.037 billion for 2011 and $2.097 billion for 2010.

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

During June 2011, we redeemed all $1.000 billion aggregate principal amount of our 9 1/8% senior secured notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% senior secured notes due 2017, at a redemption price of 109.875% of the principal amount.

During August 2011, we issued $5.000 billion aggregate principal amount of notes, comprised of $3.000 billion of 6.50% senior secured first lien notes due 2020 and $2.000 billion of 7.50% senior unsecured notes due 2022. After the payment of related fees and expenses, we used the net proceeds from these debt issuances to redeem all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016, at a redemption price of 106.783% of the principal amount, and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513% of the principal amount.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

On September 21, 2011, we repurchased 80,771,143 shares of our common stock beneficially owned by affiliates of Bank of America Corporation at a purchase price of $18.61 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 14, 2011. The repurchase was financed using a combination of cash on hand and borrowings under available credit facilities. The shares repurchased represented approximately 15.6% of our total shares outstanding.

During October 2011, we issued $500 million aggregate principal amount of 8.00% senior unsecured notes due 2018. After the payment of related fees and expenses, we used the net proceeds for general corporate purposes, which included funding a portion of the acquisition of the Colorado Health Foundation’s approximate 40% remaining ownership interest in the HCA-HealthONE LLC joint venture, which was purchased during October 2011 for $1.450 billion.

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2011, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$28,545	$2,248	$4,089	$4,063	$18,145
Loans outstanding under the senior secured credit facilities, including interest(b)	11,560	860	2,931	3,384	4,385
Operating leases(c)	1,934	280	482	302	870
Purchase and other obligations(c)	27	19	8	—	—

Total contractual obligations	$42,066	$3,407	$7,510	$7,749	$23,400

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(d)	$52	$51	$1	$—	$—
Letters of credit(e)	65	7	15	43	—
Physician commitments(f)	24	17	7	—	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$143	$75	$23	$43	$2

(a)

We have not included obligations to pay net estimated professional liability claims ($1.252 billion at December 31, 2011, including net reserves of $410 million relating to the wholly-owned insurance subsidiary) in this table. The estimated professional liability claims, which occurred prior to 2007, are expected to be funded by the designated investment securities that are restricted for this purpose ($628 million at December 31, 2011). We also have not included obligations related to unrecognized tax benefits of $494 million at December 31, 2011, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.

(b)	Estimates of interest payments assume that interest rates, borrowing spreads and foreign currency exchange rates at December 31, 2011, remain constant during the period presented.

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

(f)

In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2011.

(g)	We have entered into guarantee agreements related to certain leases.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $621 million and $7 million, respectively, at December 31, 2011. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2011, we had a net unrealized gain of $11 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our wholly-owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2011, our wholly-owned insurance subsidiaries had invested $131 million ($139 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $5.082 billion of long-term debt at December 31, 2011 was subject to variable rates of interest, while the remaining balance in long-term debt of $21.970 billion at December 31, 2011 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 7.8% for 2010 to 7.7% for 2011.

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

The estimated fair value of our total long-term debt was $27.199 billion at December 31, 2011. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $51 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues were 25.8%, 25.7% and 25.6% of our revenues for 2011, 2010 an 2009, respectively.

Management believes hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer and service mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Effects of Inflation and Changing Prices (Continued)

IRS Disputes

We are contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 23, 2012

(c)    Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On February 22, 2012, the Compensation Committee of the Board of Directors approved a one-time cash payment of approximately $1.3 million to Beverly B. Wallace, formerly President–Parallon Business Solutions, to be paid upon her retirement from the Company, effective February 29, 2012. This payment will be in addition to any other payments made to Ms. Wallace in connection with her retirement as set forth in her employment agreement and the Company’s other benefit plans in which she participates.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2012 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials to be filed in connection with our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2011 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) )
Equity compensation plans approved by security holders	46,311,800	$9.26	42,099,900
Equity compensation plans not approved by security holders	—	—	—

Total	46,311,800	$9.26	42,099,900

*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Principal Accountant Fees and Services” in the definitive proxy materials to be filed in connection with our 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

2.3	—

Membership Interest Purchase Agreement by and between HealthONE, D/B/A The Colorado Health Foundation, and HealthONE of Denver, Inc., dated August 2, 2011 (Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request) (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

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

Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).

4.2	—

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

4.5	—	Form of 9 7/8% Senior Secured Notes due 2017 (included in Exhibit 4.6).

4.6(a)	—

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

4.6(b)	—

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

4.6(c)	—

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

4.6(d)	—

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

4.6(e)	—

Extension Amendment No. 1 to the Credit Agreement, dated as of April 6, 2010, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2010, and incorporated herein by reference).

4.6(f)	—

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

4.6(g)	—

Restatement Agreement, dated as of May 4, 2011, by and among HCA Inc., HCA UK Capital Limited, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent to the Credit Agreement, dated as of November 17, 2006, as amended on February 16, 2007, March 2, 2009, June 18, 2009, April 6, 2010 and November 8, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2011, and incorporated herein by reference).

4.7	—

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

4.10	—

Pledge Agreement, dated as of November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).

4.11	—	Form of 8 1/2% Senior Secured Notes due 2019 (included in Exhibit 4.10).

4.12	—

Indenture, dated as of August 11, 2009, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).

4.13	—	Form of 7 7/8% Senior Secured Notes due 2020 (included in Exhibit 4.14).

4.14	—

Indenture, dated as of March 10, 2010, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, and incorporated herein by reference).

4.15	—	Form of 7 1/4% Senior Secured Notes due 2020 (included in Exhibit 4.16).

4.16	—

$2,500,000,000 Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.17	—

Security Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.18(a)	—

General Intercreditor Agreement, dated as of November 17, 2006, between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.18(b)	—

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

4.18(c)	—

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

4.18(d)	—

Receivables Intercreditor Agreement, dated as of November 17, 2006, among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.18(e)	—

Additional Receivables Intercreditor Agreement, dated as of April 22, 2009, by and between Bank of America, N.A. as ABL Collateral Agent, and Bank of America, N.A. as New First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).

4.18(f)	—

Additional Receivables Intercreditor Agreement, dated as of August 11, 2009, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).

4.18(g)	—

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

4.18(h)	—

Additional General Intercreditor Agreement, dated as of August 1, 2011, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as trustee for the Second Lien Notes issued on November 17, 2006, and The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee for the Second Lien Notes issued on February 19, 2009 (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.18(i)	—

Additional Receivables Intercreditor Agreement, dated as of August 1, 2011 by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.18(j)	—

Additional General Intercreditor Agreement, dated as of February 16, 2012, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as trustee for the Second Lien Notes issued on November 17, 2006, and The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee for the Second Lien Notes issued on February 19, 2009 (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed February 16, 2012, and incorporated herein by reference).

4.18(k)	—

Additional Receivables Intercreditor Agreement, dated as of February 16, 2012, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed February 16, 2012, and incorporated herein by reference).

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

4.22(a)	—

Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.16(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.22(b)	—

First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.22(c)	—

Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(c) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.22(d)	—

Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.16(d) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.22(e)	—

Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006, and incorporated herein by reference).

4.23	—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.24	—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.25	—	Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.26	—	Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.27	—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-11239), and incorporated herein by reference).

4.28	—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.22 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.29	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.30	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.31(a)	—	6.95% Note due 2012 in the principal amount of $400,000,000 (filed as Exhibit 4.29(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.31(b)	—	6.95% Note due 2012 in the principal amount of $100,000,000 (filed as Exhibit 4.29(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.32(a)	—

6.30% Note due 2012 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2002 (File No. 001-11239), and incorporated herein by reference).

4.32(b)	—

6.30% Note due 2012 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2002 (File No. 001-11239), and incorporated herein by reference).

4.33(a)	—

6.25% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2003 (File No. 001-11239), and incorporated herein by reference).

4.33(b)	—

6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 5, 2003 (File No. 001-11239), and incorporated herein by reference).

4.34(a)	—

6 3/4% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 23, 2003 (File No. 001-11239), and incorporated herein by reference).

4.34(b)	—

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

4.37(a)	—

6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 001-11239), and incorporated herein by reference).

4.37(b)	—

6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 001-11239), and incorporated herein by reference).

4.38(a)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).

4.38(b)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).

4.39	—

Indenture, dated as of November 23, 2010, among HCA Holdings, Inc., Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

4.40	—	Form of 7 3/4% Senior Notes due 2021 (included in Exhibit 4.39).

4.41	—	Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.42	—

Supplemental Indenture No. 1, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.43	—

Supplemental Indenture No. 2, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.44	—	Form of 7.50% Senior Notes Due 2022 (included in Exhibit 4.42).

4.45	—	Form of 6.50% Senior Secured Notes Due 2020 (included in Exhibit 4.43).

4.46	—

Supplemental Indenture No. 3, dated as of October 3, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.47	—	Form of 8.00% Senior Notes Due 2018 (included in Exhibit 4.46).

4.48	—

Supplemental Indenture No. 4, dated as of February 16, 2012, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 16, 2012, and incorporated herein by reference).

4.49	—	Form of 5.875% Senior Secured Notes due 2022 (included in Exhibit 4.48).

10.1	—

HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*

10.2	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-145054) and incorporated herein by reference).

10.3	—

Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*

10.4	—

Form of Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 2, 2005 (File No. 001-11239), and incorporated herein by reference).*

10.5	—	HCA 2005 Equity Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 26, 2005, and incorporated herein by reference).*

10.6	—	Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005, and incorporated herein by reference).*

10.7	—	Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference).*

10.8(a)	—

2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates as Amended and Restated (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).*

10.8(b)	—

First Amendment to 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended and restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).*

10.9(a)	—

Management Stockholder’s Agreement dated November 17, 2006 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.9(b)	—

Form of Omnibus Amendment to HCA Holdings, Inc’s Management Stockholder’s Agreements (filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).*

10.10	—	Form of Option Rollover Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*

10.11	—	Form of Stock Option Agreement (2007) (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*

10.12	—	Form of Stock Option Agreement (2008) (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*

10.13	—	Form of Stock Option Agreement (2009) (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*

10.14	—	Form of Stock Option Agreement (2010) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).*

10.15	—	Form of 2x Time Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference).

10.16	—	Form Stock Option Agreement (2011) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).*

10.17	—

Form of Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2012, and incorporated herein by reference).*

10.18	—

Form of Director Restricted Share Unit Agreement (Initial Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2012, and incorporated herein by reference).*

10.19	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2012, and incorporated herein by reference).*

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

Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.27	—

Amended and Restated HCA Restoration Plan, effective December 22, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.28(a)	—

HCA Inc. 2008-2009 Senior Officer Performance Excellence Program (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*

10.28(b)	—

HCA Inc. Amendment No. 1 to the 2008-2009 Senior Officer Performance Excellence Program (filed as Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*

10.29(a)	—

Employment Agreement dated November 16, 2006 (Richard M. Bracken) (filed as Exhibit 10.27(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*

10.29(b)	—

Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*

10.29(c)	—

Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*

10.29(d)	—

Employment Agreement dated November 16, 2006 (William P. Rutledge) (filed as Exhibit 10.27(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*

10.29(e)	—

Employment Agreement dated November 16, 2006 (Beverly B. Wallace) (filed as Exhibit 10.28(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*

10.29(f)	—

Amended and Restated Employment Agreement dated October 27, 2008 (Jack O. Bovender, Jr.) (filed as Exhibit 10.29(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*

10.29(g)	—

Amendment to Employment Agreement effective January 1, 2009 (Richard M. Bracken) (filed as Exhibit 10.29(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*

10.29(h)	—

Amendment No. 2 to Employment Agreement effective February 9, 2011 (Richard M. Bracken) (filed as Exhibit 10.29(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.29(i)	—

Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson) (filed as Exhibit 10.29(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.29(j)	—

Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.29(k)	—

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

10.32(a)	—

Form of Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC dated as of November 17, 2006, among Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 8-A, filed April 29, 2008 (File No. 000-18406) and incorporated herein by reference).

10.32(b)	—

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

10.39	—

Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011, and incorporated herein by reference).

10.40	—

Amendment, dated as of September 21, 2011, to the Stockholders’ Agreement, dated as of March 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2011, and incorporated herein by reference).

10.41	—	HCA Holdings, Inc. 2011 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2011, and incorporated herein by reference).*

10.42	—	Form of 2011 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2011, and incorporated herein by reference).*

10.43	—

Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.44	—

Share Repurchase Agreement, dated September 15, 2011, between HCA Holdings, Inc. and ML Global Private Equity Fund, L.P. and ML HCA Co-Invest, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2011, and incorporated herein by reference).

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

The following financial information from our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2011 and 2010, (ii) the consolidated income statements for the years ended December 31, 2011, 2010 and 2009, (iii) the consolidated comprehensive income statements for the years ended December 31, 2011, 2010 and 2009, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2011, 2010 and 2009, (v) the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009, and (vi) the notes to consolidated financial statements.(1)

(1)

The XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HOLDINGS, INC.

By:	/S/ RICHARD M. BRACKEN
Richard M. Bracken
Chairman of the Board and Chief Executive Officer

Dated: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD M. BRACKEN Richard M. Bracken	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/S/ R. MILTON JOHNSON R. Milton Johnson	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 23, 2012

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director	February 23, 2012

/S/ KENNETH W. FREEMAN Kenneth W. Freeman	Director	February 23, 2012

/S/ THOMAS F. FRIST III Thomas F. Frist III	Director	February 23, 2012

/S/ WILLIAM R. FRIST William R. Frist	Director	February 23, 2012

Signature	Title	Date

/S/ CHRISTOPHER R. GORDON Christopher R. Gordon	Director	February 23, 2012

/S/ JAY O. LIGHT Jay O. Light	Director	February 23, 2012

/S/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 23, 2012

/S/ JAMES C. MOMTAZEE James C. Momtazee	Director	February 23, 2012

/S/ GEOFFREY G. MEYERS Geoffrey G. Meyers	Director	February 23, 2012

/S/ STEPHEN G. PAGLIUCA Stephen G. Pagliuca	Director	February 23, 2012

/S/ WAYNE J. RILEY Wayne J. Riley	Director	February 23, 2012

HCA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited the accompanying consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Holdings, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of revenues and provision for doubtful accounts as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Healthcare Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 23, 2012

HCA HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in millions, except per share amounts)

	2011	2010	2009
Revenues before the provision for doubtful accounts	$32,506	$30,683	$30,052
Provision for doubtful accounts	2,824	2,648	3,276

Revenues	29,682	28,035	26,776

Salaries and benefits	13,440	12,484	11,958
Supplies	5,179	4,961	4,868
Other operating expenses	5,470	5,004	4,724
Electronic health record incentive income	(210)	—	—
Equity in earnings of affiliates	(258)	(282)	(246)
Depreciation and amortization	1,465	1,421	1,425
Interest expense	2,037	2,097	1,987
Losses (gains) on sales of facilities	(142)	(4)	15
Gain on acquisition of controlling interest in equity investment	(1,522)	—	—
Impairments of long-lived assets	—	123	43
Losses on retirement of debt	481	—	—
Termination of management agreement	181	—	—

	26,121	25,804	24,774

Income before income taxes	3,561	2,231	2,002
Provision for income taxes	719	658	627

Net income	2,842	1,573	1,375
Net income attributable to noncontrolling interests	377	366	321

Net income attributable to HCA Holdings, Inc.	$2,465	$1,207	$1,054

Per share data:
Basic earnings per share	$5.17	$2.83	$2.48
Diluted earnings per share	$4.97	$2.76	$2.44
Shares used in earnings per share calculations (in thousands):
Basic	476,609	426,424	425,567
Diluted	495,943	437,347	432,227

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in millions)

	2011	2010	2009
Net income	$2,842	$1,573	$1,375
Other comprehensive income (loss) before taxes:
Foreign currency translation	(9)	(25)	39

Unrealized gains on available-for-sale securities	2	2	69
Less: gains included in other operating expenses	—	(13)	—

	2	(11)	69

Defined benefit plans	(67)	(76)	(18)
Less: pension costs included in salaries and benefits	25	18	16

	(42)	(58)	(2)

Change in fair value of derivative financial instruments	(311)	(255)	(209)
Less: interest costs included in interest expense	341	384	345

	30	129	136

Other comprehensive income (loss) before taxes	(19)	35	242
Income taxes (benefits) related to other comprehensive income items	(7)	13	88

Other comprehensive income (loss)	(12)	22	154

Comprehensive income	2,830	1,595	1,529
Comprehensive income attributable to noncontrolling interests	377	366	321

Comprehensive income attributable to HCA Holdings, Inc.	$2,453	$1,229	$1,208

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Dollars in millions)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$373	$411
Accounts receivable, less allowance for doubtful accounts of $4,106 and $3,939	4,533	3,832
Inventories	1,054	897
Deferred income taxes	594	931
Other	679	848

	7,233	6,919
Property and equipment, at cost:
Land	1,416	1,215
Buildings	10,231	9,438
Equipment	15,431	14,310
Construction in progress	997	678

	28,075	25,641
Accumulated depreciation	(15,241)	(14,289)

	12,834	11,352

Investments of insurance subsidiaries	548	642
Investments in and advances to affiliates	101	869
Goodwill and other intangible assets	5,251	2,693
Deferred loan costs	290	374
Other	641	1,003

	$26,898	$23,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,597	$1,537
Accrued salaries	965	895
Other accrued expenses	1,585	1,245
Long-term debt due within one year	1,407	592

	5,554	4,269

Long-term debt	25,645	27,633
Professional liability risks	993	995
Income taxes and other liabilities	1,720	1,608

Equity securities with contingent redemption rights	—	141

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 437,477,900 shares — 2011 and 427,458,800 shares — 2010	4	4
Capital in excess of par value	1,601	386
Accumulated other comprehensive loss	(440)	(428)
Retained deficit	(9,423)	(11,888)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,258)	(11,926)
Noncontrolling interests	1,244	1,132

	(7,014)	(10,794)

	$26,898	$23,852

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Holdings, Inc.
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit	Equity Attributable to Noncontrolling Interests
	Shares (000)	Par Value					Total
Balances, December 31, 2008	425,125	$4	$162	$(604)	$(9,817)	$995	$(9,260)
Comprehensive income				154	1,054	321	1,529
Share-based benefit plans	1,216		47				47
Distributions						(330)	(330)
Other			14			22	36

Balances, December 31, 2009	426,341	4	223	(450)	(8,763)	1,008	(7,978)
Comprehensive income				22	1,207	366	1,595
Share-based benefit plans	1,118		43				43
Distributions					(4,332)	(342)	(4,674)
Contributions						57	57
Other			120			43	163

Balances, December 31, 2010	427,459	4	386	(428)	(11,888)	1,132	(10,794)
Comprehensive income				(12)	2,465	377	2,830
Issuance of common stock	87,719	1	2,505				2,506
Repurchase of common stock	(80,771)	(1)	(1,502)				(1,503)
Share-based benefit plans	3,071		35				35
Distributions						(378)	(378)
Consolidation of acquired controlling interest in equity investment						93	93
Reclassification of equity securities with contingent redemption rights			141				141
Other			36			20	56

Balances, December 31, 2011	437,478	$4	$1,601	$(440)	$(9,423)	$1,244	$(7,014)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in millions)

	2011	2010	2009
Cash flows from operating activities:
Net income	$2,842	$1,573	$1,375
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,248)	(2,789)	(3,180)
Inventories and other assets	(18)	(287)	(191)
Accounts payable and accrued expenses	313	229	280
Provision for doubtful accounts	2,824	2,648	3,276
Depreciation and amortization	1,465	1,421	1,425
Income taxes	912	27	(520)
Losses (gains) on sales of facilities	(142)	(4)	15
Gain on acquisition of controlling interest in equity investment	(1,522)	—	—
Impairments of long-lived assets	—	123	43
Losses on retirement of debt	481	—	—
Amortization of deferred loan costs	70	81	80
Share-based compensation	26	32	40
Pay-in-kind interest	(78)	—	58
Other	8	31	46

Net cash provided by operating activities	3,933	3,085	2,747

Cash flows from investing activities:
Purchase of property and equipment	(1,679)	(1,325)	(1,317)
Acquisition of hospitals and health care entities	(1,682)	(233)	(61)
Disposal of hospitals and health care entities	281	37	41
Change in investments	80	472	303
Other	5	10	(1)

Net cash used in investing activities	(2,995)	(1,039)	(1,035)

Cash flows from financing activities:
Issuances of long-term debt	5,500	2,912	2,979
Net change in revolving bank credit facilities	(449)	1,889	(1,335)
Repayment of long-term debt	(6,640)	(2,268)	(3,103)
Distributions to noncontrolling interests	(378)	(342)	(330)
Contributions from noncontrolling interests	—	57	—
Payment of debt issuance costs	(92)	(50)	(70)
Issuance of common stock	2,506	—	—
Repurchase of common stock	(1,503)	—	—
Distributions to stockholders	(31)	(4,257)	—
Income tax benefits	63	114	—
Other	48	(2)	(6)

Net cash used in financing activities	(976)	(1,947)	(1,865)

Change in cash and cash equivalents	(38)	99	(153)
Cash and cash equivalents at beginning of period	411	312	465

Cash and cash equivalents at end of period	$373	$411	$312

Interest payments	$1,987	$1,994	$1,751
Income tax (refunds) payments, net	$(256)	$517	$1,147

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity and Corporate Reorganization

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of or funds sponsored by Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co., BAML Capital Partners and HCA founder, Dr. Thomas F. Frist Jr. (collectively, the “Investors”) and by members of management and certain other investors. The transaction was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities.

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure (the “Corporate Reorganization”). HCA Holdings, Inc. became the new parent company, and HCA Inc. became HCA Holdings, Inc.’s wholly-owned direct subsidiary. As part of the Corporate Reorganization, HCA Inc.’s outstanding shares of common stock were automatically converted, on a share for share basis, into identical shares of HCA Holdings, Inc.’s common stock. As a result of the Corporate Reorganization, HCA Holdings, Inc. was deemed the successor registrant to HCA Inc. under the Exchange Act.

During February 2011, our Board of Directors approved an increase in the number of our authorized shares to 1,800,000,000 shares of common stock and a 4.505-to-one split of our issued and outstanding common shares. All common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements reflect the 4.505-to-one split. During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share (before deducting underwriter discounts, commissions and other related offering expenses). Certain of our stockholders also sold 57,410,700 shares of our common stock in this offering. We did not receive any proceeds from the shares sold by the selling stockholders. Our common stock is now traded on the New York Stock Exchange (symbol “HCA”).

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2011, these affiliates owned and operated 163 hospitals, 108 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The term “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $228 million, $182 million and $164 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Revenues

In 2011, we adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented in these consolidated financial statements and notes to consolidated financial statements have been reclassified in accordance with ASU 2011-07.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Revenues (Continued)

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to these uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from third party payers and the uninsured for the years ended December 31, are summarized in the following table (dollars in millions):

	2011	Ratio	2010	Ratio	2009	Ratio
Medicare	$7,653	25.8%	$7,203	25.7%	$6,866	25.6%
Managed Medicare	2,442	8.2	2,162	7.7	2,006	7.5
Medicaid	1,845	6.2	1,962	7.0	1,691	6.3
Managed Medicaid	1,265	4.3	1,165	4.2	1,113	4.2
Managed care and other insurers	15,703	52.9	14,762	52.7	14,323	53.5
International (managed care and other insurers)	938	3.2	784	2.8	702	2.6

	29,846	100.6	28,038	100.1	26,701	99.7
Uninsured	1,846	6.2	1,732	6.2	2,350	8.8
Other	814	2.7	913	3.3	1,001	3.7

Revenues before provision for doubtful accounts	32,506	109.5	30,683	109.6	30,052	112.2
Provision for doubtful accounts	(2,824)	(9.5)	(2,648)	(9.6)	(3,276)	(12.2)

Revenues	$29,682	100.0%	$28,035	100.0%	$26,776	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $40 million, $52 million and $40 million in 2011, 2010 and 2009, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $30 million, $50 million and $60 million in 2011, 2010 and 2009, respectively.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition,

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Revenues (Continued)

to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Patients treated at hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

	2011	Ratio	2010	Ratio	2009	Ratio
Charity care	$2,683	24%	$2,337	24%	$2,151	26%
Uninsured discounts	5,707	51	4,641	48	2,935	35
Provision for doubtful accounts	2,824	25	2,648	28	3,276	39

Total uncompensated care	$11,214	100%	$9,626	100%	$8,362	100%

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2011	2010	2009
Gross patient charges	$141,516	$125,640	$115,682
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	25,554	23,870	22,975

Cost-to-charges ratio	18.1%	19.0%	19.9%

Total uncompensated care	$11,214	$9,626	$8,362
Multiplied by the cost-to-charges ratio	18.1%	19.0%	19.9%

Estimated cost of total uncompensated care	$2,030	$1,829	$1,664

The sum of charity care, uninsured discounts and the provision for doubtful accounts, as a percentage of the sum of revenues, charity care, uninsured discounts and the provision for doubtful accounts increased from 23.8% for 2009, to 25.6% for 2010 and to 27.4% for 2011. The trend of the three components of uncompensated care indicates that increases to our uninsured discounts have resulted in the provision for doubtful accounts declining from 39% of total uncompensated care for 2009 to 25% of total uncompensated care for 2011, and uninsured discounts increasing from 35% of total uncompensated care for 2009 to 51% of total uncompensated care for 2011.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Our insurance subsidiaries’ cash equivalent investments in excess of the amounts required to pay estimated professional liability claims during the next twelve months are not included in cash and cash equivalents as these funds are not available for general corporate purposes. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $382 million and $384 million at December 31, 2011 and 2010, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

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

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate to “uninsured” amounts (including copayment and deductible amounts from patients who have health care coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2011 and 2010, the allowance for doubtful accounts represented approximately 92% and 93%, respectively, of the $4.478 billion and $4.249 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts receivable were 53 days, 50 days and 50 days at December 31, 2011, 2010 and 2009, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix or trends in federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $1.461 billion in 2011, $1.416 billion in 2010 and $1.419 billion in 2009. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

When events, circumstances or operating results indicate the carrying values of certain long-lived assets expected to be held and used, might be impaired, we prepare projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and independent appraisals.

Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less costs to sell or close. The estimates of fair value are usually based upon recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

Investments of Insurance Subsidiaries

At December 31, 2011 and 2010, the investments of our wholly-owned insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiaries. We perform a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Other Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets (Continued)

determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2011, and we recognized goodwill impairments of $14 million and $19 million during 2010 and 2009, respectively.

During 2011, goodwill increased by $2.329 billion related to acquisitions, declined by $24 million related to facility sales, and declined by $16 million related to foreign currency translation and other adjustments. During 2010, goodwill increased by $125 million related to acquisitions, declined by $14 million related to impairments and increased by $5 million related to foreign currency translation and other adjustments.

Since January 1, 2000, we have recognized total goodwill impairments of $102 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

During 2011, other intangible assets increased by $269 million. Other intangible assets are not amortized but are subject to annual impairment tests.

Deferred Loan Costs

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2011 and 2010 was $638 million and $712 million, respectively, and accumulated amortization was $348 million and $338 million, respectively. Amortization of deferred loan costs is included in interest expense and was $70 million, $81 million and $80 million for 2011, 2010 and 2009, respectively.

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

The physician recruiting liability amount of $15 million at both December 31, 2011 and 2010 represents the amount of expense recognized in excess of payments made through December 31, 2011 and 2010. At December 31, 2011 the maximum amount we could have to pay under all effective minimum revenue guarantees was $39 million.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Professional Liability Claims

Reserves for professional liability risks were $1.291 billion and $1.262 billion at December 31, 2011 and 2010, respectively. The current portion of the reserves, $298 million and $268 million at December 31, 2011 and 2010, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $244 million, $222 million and $211 million for 2011, 2010 and 2009, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,700 individual claims at both December 31, 2011 and 2010 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2011 and 2010, $240 million and $243 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

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

The obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts include $25 million and $11 million at December 31, 2011 and 2010, respectively, recorded in “other assets” and $14 million and $3 million at December 31, 2011 and 2010, respectively, recorded in “other current assets”.

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

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining term of the debt originally associated with the terminated swap.

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Medicaid EHR incentive calculations and related payment amounts are based upon prior period cost report information available at the time our eligible hospitals adopt, implement or demonstrate meaningful use of certified EHR technology for the applicable period, and are not subject to revision for cost report data filed for a subsequent period. Thus, incentive income recognition occurs at the point our eligible hospitals adopt, implement or demonstrate meaningful use of certified EHR technology for the applicable period, as the cost report information for the full cost report year that will determine the final calculation of the incentive payment is known at that time.

Medicare EHR incentive calculations and related initial payment amounts are based upon the most current filed cost report information available at the time our eligible hospitals demonstrate meaningful use of certified EHR technology for the applicable period. However, unlike Medicaid, this initial payment amount will be adjusted based upon an updated calculation using the annual cost report information for the cost report period that began during the applicable payment year. Thus, incentive income recognition occurs at the point our eligible hospitals demonstrate meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

We recognized $210 million of electronic health record incentive income related to Medicaid ($87 million) and Medicare ($123 million) incentive programs during the year ended December 31, 2011. At December 31, 2011, we have $134 million of deferred EHR incentive income, which represents initial incentive payments received for which EHR incentive income has not been recognized. We previously reported $39 million of Medicaid EHR incentives and $51 million ($34 million of Medicaid EHR incentives and $17 million of Medicare EHR incentives) for the quarters ended June 30, 2011 and September 30, 2011, respectively, in the line item “Revenues” in our consolidated income statements. These amounts have been reclassified and are now included in the line item “Electronic health record incentive income” in our consolidated income statement for the year ended December 31, 2011.

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

Related Party Transactions — Management Agreement

The Investors have provided management and advisory services to the Company pursuant to a management agreement among HCA Inc. and the Investors executed in connection with the Investors’ acquisition of HCA Inc. in November 2006. The management agreement was terminated pursuant to its terms upon completion of the initial public offering of our common stock during March 2011, and the Company paid the Investors a final fee of $181 million. The management agreement also provided that the Company pay a 1% fee in connection with certain financing, acquisition, divestiture and change of control transactions. The Company paid the Investors a fee of $26 million related to the initial public offering of our common stock, and this fee was recorded as a cost of the stock offering. The annual management fee was $18 million for 2010 and $15 million for 2009.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plan

The 2006 Stock Incentive Plan for Key Employees of HCA Holdings Inc. and its Affiliates, as Amended and Restated (the “Stock Incentive Plan”) is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers and to motivate management personnel by means of incentives to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. During 2011, our Board of Directors approved certain amendments to the Stock Incentive Plan that became effective upon the initial public offering of our common stock. The amendments included an increase to the number of shares available for issuance under the plan by 40,000,000 shares. A portion of the options under the Stock Incentive Plan vests solely based upon continued employment over a specific period of time, and a portion of the options vests based both upon continued employment over a specific period of time and upon the achievement of predetermined financial and Investor return targets over time. We granted 1,288,000 and 964,000 options under the Stock Incentive Plan during 2011 and 2010, respectively. As of December 31, 2011, 35,090,800 options granted under the Stock Incentive Plan have vested, of which 30,723,400 are outstanding and exercisable, and there were 42,099,900 shares available for future grants under the Stock Incentive Plan.

Rollover Options

Certain management holders of outstanding prerecapitalization HCA stock options retained certain of their stock options (the “Rollover Options”). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (Continued)

Rollover Options (Continued)

stock option grants. Pursuant to the rollover option agreement, 49,408,100 prerecapitalization HCA stock options were converted into 10,294,500 Rollover Options, of which 2,825,100 are outstanding and exercisable at December 31, 2011.

Stock Option Activity

The fair value of each stock option award is estimated on the grant date, using option valuation models and the weighted average assumptions indicated in the following table. Awards under the Stock Incentive Plan generally vest based on continued employment and based upon achievement of certain financial and Investor return targets. Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical option exercise behavior data and other factors to estimate the expected term of the options. The expected term of the option is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical option exercise behavior data. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using historical stock price information of certain peer group companies for a period of time equal to the expected option term. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

	2011	2010	2009
Risk-free interest rate	0.89%	2.07%	1.45%
Expected volatility	41%	35%	35%
Expected life, in years	5	5	5
Expected dividend yield	—	—	—

Information regarding stock option activity during 2011, 2010 and 2009 is summarized below (share amounts in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options outstanding, December 31, 2008	47,906	$9.99
Granted	8,045	19.70
Exercised	(2,278)	3.81
Cancelled	(1,756)	11.56

Options outstanding, December 31, 2009	51,917	11.72
Granted	964	15.73
Exercised	(1,726)	4.06
Cancelled	(629)	7.96

Options outstanding, December 31, 2010	50,526	8.58
Granted	1,288	23.35
Exercised	(5,044)	6.31
Cancelled	(458)	5.88

Options outstanding, December 31, 2011	46,312	9.26	5.6 years	$595

Options exercisable, December 31, 2011	33,548	$9.74	5.4 years	$414

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (Continued)

Stock Option Activity (Continued)

During 2010, our Board of Directors declared three distributions to the Company’s stockholders and holders of stock options. The distributions totaled $9.43 per share and vested stock option. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received $9.43 per share reductions (subject to certain tax related limitations for certain stock options that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable stock options) to the exercise price of the share-based awards.

The weighted average fair values of stock options granted during 2011, 2010 and 2009 were $8.53, $7.13 and $3.54 per share, respectively. The total intrinsic value of stock options exercised in the year ended December 31, 2011 was $121 million. As of December 31, 2011, the unrecognized compensation cost related to nonvested awards was $23 million.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

HealthONE Acquisition

During October 2011, we completed the acquisition of the Colorado Health Foundation’s (“Foundation”) approximate 40% remaining ownership interest in the HCA-HealthONE LLC (“HealthONE”) joint venture for $1.450 billion. HealthONE’s assets include seven hospitals and 12 freestanding surgery centers in the Denver area. We accounted for our investment in HealthONE using the equity method through October 2011 with our share of their operations all recorded in the line item “Equity in earnings of affiliates” in our consolidated income statements, and we began consolidating HealthONE’s operations in our consolidated income statements beginning November 2011.

The total cost of the HealthONE acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values in accordance with ASC No. 805, Business Combinations. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as expected cash flows and HealthONE’s assembled workforce.

Based on our purchase price allocation as of December 31, 2011, we identified and analyzed the acquired fixed assets, contracts, contractual commitments and legal contingencies to record the fair value of all assets acquired and liabilities assumed, resulting in goodwill of $2.261 billion being recorded. The amount of goodwill expected to be tax deductible is approximately $894 million. We also recorded a gain of $1.522 billion related to this acquisition due to the remeasurement of our previous equity investment in HealthONE, based upon our acquisition of the Foundation’s ownership interest and the resulting consolidation of the entire enterprise at estimated fair value. Adjustments to the December 31, 2011 purchase price allocation are not expected to be material.

A summary of the purchase price allocation, including assumed liabilities, follows (in millions):

Current assets	$400
Property and equipment	1,040
Identifiable intangible asset (trade name)	269
Goodwill	2,261
Other assets	7

Liabilities	152
Noncontrolling interests	93

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (Continued)

HealthONE Acquisition (Continued)

The acquired HealthONE operating results have been included in the consolidated income statements since the acquisition date. The revenues and net income attributable to HCA Holdings, Inc. related to the acquired HealthONE operations for the period from November 1, 2011 through December 31, 2011 were $347 million and $15 million, respectively. The unaudited pro forma combined summary of our operations gives effect to including the acquired HealthONE operating results as if the acquisition had occurred as of January 1, 2010, follows (in millions):

	Years Ended December 31,
	2011	2010
Pro forma revenues	$31,383	$29,925
Pro forma net income attributable to HCA Holdings, Inc.	2,507	1,257

Pro forma adjustments to net income attributable to HCA Holdings, Inc. include adjustments to record HealthONE’s operating results on a consolidated basis and eliminate the equity method operating results, to record depreciation expense based on the estimated fair value assigned to the long-lived assets acquired, to record interest expense assuming the increase in long-term debt used to fund the acquisition had occurred as of January 1, 2010 and to record the related tax effects. These pro forma results are not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2010.

Other Acquisitions and Dispositions

During 2011, we paid $136 million to acquire a hospital and $96 million to acquire other nonhospital health care entities. During 2010, we paid $163 million to acquire two hospitals and $70 million to acquire other health care entities. During 2009, we paid $61 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $68 million, $125 million and $5 million in 2011, 2010 and 2009, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2011, we received proceeds of $281 million and recognized a net pretax gain of $142 million ($80 million after tax) related to the sales of a hospital facility and our investment in a hospital joint venture. During 2010, we received proceeds of $37 million and recognized a net pretax gain of $4 million ($2 million after tax) from sales of nonhospital health care entities and real estate investments. During 2009, we received proceeds of $3 million and recognized a net pretax loss of $8 million ($5 million after tax) on the sales of three hospitals. We also received proceeds of $38 million and recognized a net pretax loss of $7 million ($4 million after tax) from sales of other health care entities and real estate investments.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — IMPAIRMENTS OF LONG-LIVED ASSETS

There were no impairments of long-lived assets for 2011. During 2010, we recorded pretax charges of $123 million to reduce the carrying value of identified assets to estimated fair value. The $123 million asset impairment includes $57 million related to a hospital facility in our Central Group, $5 million related to other health care entity investments in our National Group, $17 million related to a hospital facility in our Southwest Group and $44 million related to Corporate and other, which includes $35 million for the writeoff of capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised. During 2009, we recorded pretax charges of $43 million to reduce the carrying value of identified assets to estimated fair value. The $43 million asset impairment includes $15 million related to certain hospital facilities and other health care entity investments in our Central Group, $16 million related to other health care entity investments in our National Group and $12 million related to certain hospital facilities in our Southwest Group.

The asset impairment charges did not have a significant impact on our operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected our property and equipment asset category by $109 million and $24 million in 2010 and 2009, respectively.

NOTE 5 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2011	2010	2009
Current:
Federal	$(119)	$401	$809
State	(12)	26	75
Foreign	44	33	21
Deferred:
Federal	714	161	(274)
State	71	17	(37)
Foreign	21	20	33

	$719	$658	$627

The provision for income taxes reflects $100 million, $69 million and $18 million ($63 million, $44 million and $12 million net of tax, respectively) reductions in interest related to taxing authority examinations for the years ended December 31, 2011, 2010 and 2009, respectively.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	2.7	3.2
Change in liability for uncertain tax positions	1.0	0.3	(0.2)
Nontaxable gain on acquisition of controlling interest in equity investment	(13.8)	—	—
Tax exempt interest income	(0.2)	(0.4)	(0.8)
Income attributable to noncontrolling interests from consolidated partnerships	(2.4)	(5.8)	(6.0)
Other items, net	(1.4)	(2.3)	0.1

Effective income tax rate	20.2%	29.5%	31.3%

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INCOME TAXES (Continued)

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2011		2010
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$402	$—	$211
Allowances for professional liability and other risks	337	—	329	—
Accounts receivable	706	—	1,011	—
Compensation	216	—	202	—
Other	698	511	776	400

	$1,957	$913	$2,318	$611

At December 31, 2011, state net operating loss carryforwards (expiring in years 2012 through 2031) available to offset future taxable income approximated $34 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

At December 31, 2011, we were contesting, before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2011	2010
Balance at January 1	$313	$485
Additions (reductions) based on tax positions related to the current year	83	(18)
Additions for tax positions of prior years	73	61
Reductions for tax positions of prior years	(15)	(78)
Settlements	—	(134)
Lapse of applicable statutes of limitations	(9)	(3)

Balance at December 31	$445	$313

During 2011, we finalized settlements with the IRS Examination Division resolving all outstanding issues for our 1997 through 2004 tax years. During 2010, we finalized settlements with the Appeals Division of the IRS resolving the deductibility of our 2003 government settlement payment, the timing of certain patient service revenues for 2003 and 2004 and the method for calculating the tax allowance for doubtful accounts for certain affiliated partnerships for 2003 and 2004.

Our liability for unrecognized tax benefits was $494 million, including accrued interest of $62 million and excluding $13 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2011 ($413 million, $115 million and $15 million, respectively, as of December 31, 2010). Unrecognized tax benefits of $173 million ($190 million as of December 31, 2010) would affect the effective rate, if recognized. The

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INCOME TAXES (Continued)

liability for unrecognized tax benefits does not reflect deferred tax assets of $45 million ($63 million as of December 31, 2010) related to deductible interest and state income taxes or a refundable deposit of $19 million ($82 million as of December 31, 2010), which is recorded in noncurrent assets.

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

NOTE 6 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, computed using the treasury stock method. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 (dollars in millions, except per share amounts, and shares in thousands):

	2011	2010	2009
Net income attributable to HCA Holdings, Inc	$2,465	$1,207	$1,054

Weighted average common shares outstanding	476,609	426,424	425,567
Effect of dilutive stock options	19,334	10,923	6,660

Shares used for diluted earnings per share	495,943	437,347	432,227

Earnings per share:
Basic earnings per share	$5.17	$2.83	$2.48
Diluted earnings per share	$4.97	$2.76	$2.44

NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2011
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$398	$19	$—	$417
Auction rate securities	139	—	(8)	131
Asset-backed securities	20	—	—	20
Money market funds	53	—	—	53

	610	19	(8)	621
Equity securities	7	1	(1)	7

	$617	$20	$(9)	628

Amounts classified as current assets				(80)

Investment carrying value				$548

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARIES (Continued)

	2010
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$312	$12	$(1)	$323
Auction rate securities	251	—	(1)	250
Asset-backed securities	26	1	(1)	26
Money market funds	135	—	—	135

	724	13	(3)	734
Equity securities	8	1	(1)	8

	$732	$14	$(4)	742

Amounts classified as current assets				(100)

Investment carrying value				$642

At December 31, 2011 and 2010 the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss). At December 31, 2011 and 2010, $19 million and $92 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at December 31, 2011 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$101	$102
Due after one year through five years	112	119
Due after five years through ten years	143	151
Due after ten years	95	98

	451	470
Auction rate securities	139	131
Asset-backed securities	20	20

	$610	$621

The average expected maturity of the investments in debt securities at December 31, 2011 was 4.4 years, compared to the average scheduled maturity of 10.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected maturities for our auction rate and asset-backed securities at December 31, 2011 were 4.9 years and 4.8 years, respectively, compared to average scheduled maturities of 24.9 years and 24.8 years, respectively.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARIES (Continued)

The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

	2011	2010	2009
Debt securities:
Cash proceeds	$—	$329	$141
Gross realized gains	—	14	—
Gross realized losses	—	1	1
Equity securities:
Cash proceeds	$—	$—	$3
Gross realized gains	—	—	1
Gross realized losses	—	—	—

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2011 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(7)
Pay-fixed interest rate swaps	3,000	December 2016	(339)
Pay-fixed interest rate swaps	1,000	December 2017	(53)

During the next 12 months, we estimate $110 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — FINANCIAL INSTRUMENTS (Continued)

Cross Currency Swaps (Continued)

Our cross currency swap is not designated as a hedge, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement at December 31, 2011 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States Dollar Currency Swap	291 Euro	November 2013	$(16)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the year ended December 31, 2011 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$197	Interest expense	$341

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Operations on Derivatives	Amount of Loss Recognized in Operations on Derivatives
Interest rate swaps	Other operating expenses	$1
Cross currency swap	Other operating expenses	54

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2011, we have not been required to post any collateral related to these agreements. If we had breached these provisions at December 31, 2011, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $452 million.

NOTE 9 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

Our wholly-owned insurance subsidiaries had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $131 million ($139 million par value) at December 31, 2011. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiaries are expected to be met by other investments in their investment portfolios. During 2011 and 2010, certain issuers and their broker/dealers redeemed or repurchased $112 million and $150 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and at December 31, 2011 and 2010, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$417	$—	$417	$—
Auction rate securities	131	—	—	131
Asset-backed securities	20	—	20	—
Money market funds	53	53	—	—

	621	53	437	131
Equity securities	7	1	5	1

Investments of insurance subsidiaries	628	54	442	132
Less amounts classified as current assets	(80)	(54)	(26)	—

	$548	$—	$416	$132

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$16	$—	$16	$—
Interest rate swaps (Income taxes and other liabilities)	399	—	399	—

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

	December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$323	$—	$323	$—
Auction rate securities	250	—	—	250
Asset-backed securities	26	—	26	—
Money market funds	135	135	—	—

	734	135	349	250
Equity securities	8	2	5	1

Investments of insurance subsidiaries	742	137	354	251
Less amounts classified as current assets	(100)	(100)	—	—

	$642	$37	$354	$251

Cross currency swap (Other assets)	$39	$—	$39	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$426	$—	$426	$—

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the year ended December 31, 2011 (dollars in millions):

Asset balances at December 31, 2010	$251
Unrealized losses included in other comprehensive income	(7)
Settlements	(112)

Asset balances at December 31, 2011	$132

The estimated fair value of our long-term debt was $27.199 billion and $28.738 billion at December 31, 2011 and 2010, respectively, compared to carrying amounts aggregating $27.052 billion and $28.225 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2011, follows (dollars in millions):

	2011	2010
Senior secured asset-based revolving credit facility (effective interest rate of 1.8%)	$2,155	$1,875
Senior secured revolving credit facility	—	729
Senior secured term loan facilities (effective interest rate of 4.8%)	7,425	7,530
Senior secured first lien notes (effective interest rate of 7.7%)	7,081	4,075
Other senior secured debt (effective interest rate of 6.8%)	350	322

First lien debt	17,011	14,531

Senior secured second lien notes (effective interest rate of 11.0%)	197	4,501
Senior secured toggle notes	—	1,578

Second lien debt	197	6,079

Senior unsecured notes (effective interest rate of 7.3%)	9,844	7,615

Total debt (average life of 6.9 years, rates averaging 6.3%)	27,052	28,225
Less amounts due within one year	1,407	592

	$25,645	$27,633

2011 Activity

During May 2011, we completed amendments to our senior secured credit agreement and senior secured asset-based revolving credit agreement, as well as extensions of certain of our term loans. The amendments extended $594 million ($572 million outstanding at December 31, 2011) of our term loan A facility with a final maturity of November 2012 to a final maturity of May 2016 and $2.373 billion of our term loan A and term loan B-1 facilities with final maturities of November 2012 and November 2013, respectively, to a final maturity of May 2018.

During June 2011, we redeemed all $1.000 billion aggregate principal amount of our 9 1/8% senior secured notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% senior secured notes due 2017, at a redemption price of 109.875% of the principal amount. The pretax loss on retirement of debt related to these redemptions was $75 million.

During August 2011, we issued $5.000 billion aggregate principal amount of notes, comprised of $3.000 billion of 6.50% senior secured first lien notes due 2020 and $2.000 billion of 7.50% senior unsecured notes due 2022. We used the net proceeds from these debt issuances to redeem all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016, at a redemption price of 106.783% of the principal amount, and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513% of the principal amount. The pretax loss on retirement of debt related to these redemptions was $406 million.

During September 2011, we refinanced our $2.000 billion asset-based revolving credit facility maturing on November 16, 2012 to increase the total capacity to $2.500 billion and extend the maturity to 2016.

During October 2011, we issued $500 million aggregate principal amount of 8.00% senior unsecured notes due 2018. We used the net proceed for general corporate purposes, which included funding a portion of the acquisition of the remaining interest in HealthONE.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LONG-TERM DEBT (Continued)

Senior Secured Credit Facilities And Other First Lien Debt

We have entered into the following senior secured credit facilities: (i) a $2.500 billion asset-based revolving credit facility maturing on September 30, 2016 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($2.155 billion outstanding at December 31, 2011) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on November 17, 2015 (none outstanding at December 31, 2011 without giving effect to certain outstanding letters of credit); (iii) a $414 million senior secured term loan A-1 facility maturing on November 17, 2012; (iv) a $572 million senior secured term loan A-2 facility maturing on May 2, 2016; (v) a $1.689 billion senior secured term loan B-1 facility maturing on November 17, 2013; (vi) a $2.000 billion senior secured term loan B-2 facility maturing on March 31, 2017; (vii) a $2.373 billion senior secured term loan B-3 facility maturing on May 1, 2018; and (viii) a €291 million, or $377 million-equivalent, senior secured European term loan facility maturing on November 17, 2013. We refer to the facilities described under (ii) through (viii) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”

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

Senior secured first lien notes consist of (i) $1.500 billion aggregate principal amount of 8 1/2% senior secured first lien notes due 2019; (ii) $1.250 billion aggregate principal amount of 7 7/8% senior secured first lien notes due 2020; (iii) $1.400 billion aggregate principal amount of 7 1/4% senior secured first lien notes due 2020; (iv) $3.000 billion aggregate principal amount of 6.50% senior secured first lien notes due 2020; and (v) $69 million of unamortized debt discounts that reduces the senior secured first lien indebtedness. Capital leases and other secured debt totaled $350 million at December 31, 2011.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2011, we had entered into effective interest rate swap agreements, in a total notional amount of $4.500 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facility. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

Senior Secured Second Lien Notes

Senior secured second lien notes is comprised of $202 million aggregate principal amount of 9 7/8% senior secured second lien notes due 2017 and $5 million of unamortized debt discounts that reduces the senior secured second lien indebtedness.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LONG-TERM DEBT (Continued)

Senior Unsecured Notes

Senior unsecured notes consist of (i) $7.194 billion aggregate principal amount of senior notes with maturities ranging from 2012 to 2033; (ii) an aggregate principal amount of $246 million medium-term notes with maturities ranging from 2014 to 2025; (iii) an aggregate principal amount of $886 million debentures with maturities ranging from 2015 to 2095; (iv) an aggregate principal amount of $1.525 billion senior notes due 2021 issued by HCA Holdings, Inc. (the “2021 Notes”); and (v) $7 million of unamortized debt discounts that reduce the indebtedness.

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

Maturities of long-term debt in years 2013 through 2016, excluding amounts under the ABL credit facility, are $3.167 billion, $751 million, $1.020 billion and $1.537 billion, respectively.

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

On October 28, 2011, a shareholder action was filed in the United States District Court for the Middle District of Tennessee. The case seeks to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement and Prospectus issued in connection with the March 9, 2011 initial public offering. The lawsuit asserts a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleges deficiencies in the Company’s disclosures in the Registration Statement relating to: (1) accounting for its 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s revenue growth rate. Subsequently, two additional class action complaints setting forth substantially similar claims were filed in the same federal court. All three of the cases have been consolidated.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — LEASES

We lease medical office buildings and certain equipment under operating lease agreements. Commitments relating to noncancellable operating leases for each of the next five years and thereafter are as follows (dollars in millions):

For the Year Ended December 31,
2012	$280
2013	264
2014	218
2015	171
2016	131
Thereafter	870

1,934
Less sublease income	(51)

$1,883

NOTE 13 — CAPITAL STOCK

The amended and restated certificate of incorporation authorizes the Company to issue up to 1,800,000,000 shares of common stock, and our amended and restated by-laws set the number of directors constituting the board of directors of the Company at not less than one nor more than 15. During February 2011, our Board of Directors approved a 4.505-to-one split of our issued and outstanding common shares. All common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements reflect the 4.505-to-one stock split. During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share and realized net proceeds (after costs of the offering) of $2.506 billion.

On September 21, 2011, we repurchased 80,771,143 shares of our common stock beneficially owned by affiliates of Bank of America Corporation at a purchase price of $18.61 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 14, 2011. The repurchase was financed using a combination of cash on hand and borrowings under available credit facilities. The shares repurchased represented approximately 15.6% of our total shares outstanding at the time of the repurchase.

Distributions

During 2010, our Board of Directors declared three distributions to the Company’s stockholders and holders of stock options. The distributions totaled $9.43 per share and vested stock option, or $4.332 billion in the aggregate. The distributions were funded using funds available under our senior secured credit facilities, proceeds from the 2021 Notes offering and cash on hand. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received $9.43 per share reductions (subject to certain tax related limitations for certain stock options that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable stock options) to the exercise price of the share-based awards. There were no distributions declared during 2011.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — CAPITAL STOCK (Continued)

Stockholder Agreements and Equity Securities with Contingent Redemption Rights

Prior to the consummation of the initial public offering of our common stock, certain employees could elect to have the Company redeem their common stock and vested options in the event of death or permanent disability, pursuant to the terms of their management stockholder agreements. The consummation of the initial public offering of our common stock effectively terminated the contingent redemption rights and the applicable amounts have been reclassified back to stockholders’ equity.

NOTE 14 — EMPLOYEE BENEFIT PLANS

We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $321 million for 2011, $307 million for 2010 and $283 million for 2009. Our contributions are funded periodically during each year.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $25 million for 2011, $19 million for 2010 and $26 million for 2009. Accrued benefits liabilities under this plan totaled $105 million at December 31, 2011 and $84 million at December 31, 2010.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $33 million for 2011, $27 million for 2010 and $24 million for 2009. Accrued benefits liabilities under this plan totaled $237 million at December 31, 2011 and $197 million at December 31, 2010.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $37 million for 2011, $30 million for 2010, and $39 million for 2009. Accrued benefits liabilities under these plans totaled $147 million at December 31, 2011 and $131 million at December 31, 2010.

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Our operations are structured into three geographically organized groups: the National, Southwest and Central Groups. During February 2011, we reorganized our operational groups and have restated the prior period amounts to reflect this reorganization. At December 31, 2011, the National Group includes 64 hospitals located in Florida, South Carolina, southern Georgia, Alaska, California, Nevada, Utah and Idaho, the Southwest Group includes 46 hospitals located in Colorado, Texas, Oklahoma and the Wichita, Kansas market, and the Central Group includes 47 hospitals located in Louisiana, Indiana, Kentucky, Tennessee, Virginia, New Hampshire, northern Georgia and the Kansas City market. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, gain on acquisition of controlling interest in equity investment, impairments of long-lived assets, losses on retirement of debt, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets are summarized in the following table (dollars in millions):

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
National Group	$12,224	$11,624	$11,047
Southwest Group	9,311	8,700	8,282
Central Group	6,982	6,727	6,570
Corporate and other	1,165	984	877

	$29,682	$28,035	$26,776

Equity in earnings of affiliates:
National Group	$(7)	$(4)	$(4)
Southwest Group	(251)	(277)	(240)
Central Group	—	(1)	(2)
Corporate and other	—	—	—

	$(258)	$(282)	$(246)

Adjusted segment EBITDA:
National Group	$2,531	$2,431	$2,250
Southwest Group	2,370	2,254	2,089
Central Group	1,285	1,272	1,325
Corporate and other	(125)	(89)	(192)

	$6,061	$5,868	$5,472

Depreciation and amortization:
National Group	$512	$508	$516
Southwest Group	464	427	426
Central Group	347	352	352
Corporate and other	142	134	131

	$1,465	$1,421	$1,425

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For the Years Ended December 31,
	2011	2010	2009
Adjusted segment EBITDA	$6,061	$5,868	$5,472
Depreciation and amortization	1,465	1,421	1,425
Interest expense	2,037	2,097	1,987
Losses (gains) on sales of facilities	(142)	(4)	15
Gain on acquisition of controlling interest in equity investment	(1,522)	—	—
Impairments of long-lived assets	—	123	43
Losses on retirement of debt	481	—	—
Termination of management agreement	181	—	—

Income before income taxes	$3,561	$2,231	$2,002

	As of December 31,
	2011	2010
Assets:
National Group	$7,827	$7,345
Southwest Group	9,908	6,747
Central Group	5,187	5,271
Corporate and other	3,976	4,489

	$26,898	$23,852

	National Group	Southwest Group	Central Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2010	$787	$636	$1,019	$251	$2,693
Acquisitions	32	2,533	—	33	2,598
Dispositions	(19)	(5)	—	—	(24)
Foreign currency translation and other	—	(4)	—	(12)	(16)

Balance at December 31, 2011	$800	$3,160	$1,019	$272	$5,251

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2008	$(30)	$(28)	$(106)	$(440)	$(604)
Unrealized gains on available-for-sale securities, net of $25 of income taxes	44	—	—	—	44
Foreign currency translation adjustments, net of $14 of income taxes	—	25	—	—	25
Defined benefit plans, net of $8 income tax benefit	—	—	(10)	—	(10)
Change in fair value of derivative instruments, net of $76 income tax benefit	—	—	—	(133)	(133)
Expense reclassified into operations from other comprehensive income, net of $6 and $127, respectively, income tax benefits	—	—	10	218	228

Balances at December 31, 2009	14	(3)	(106)	(355)	(450)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	1	—	—	—	1
Foreign currency translation adjustments, net of $9 income tax benefit	—	(16)	—	—	(16)
Defined benefit plans, net of $28 income tax benefit	—	—	(48)	—	(48)
Change in fair value of derivative instruments, net of $94 income tax benefit	—	—	—	(161)	(161)
(Income) expense reclassified into operations from other comprehensive income, net of $(4), $7 and $140, respectively, income (taxes) benefits	(9)	—	11	244	246

Balances at December 31, 2010	6	(19)	(143)	(272)	(428)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	1	—	—	—	1
Foreign currency translation adjustments, net of $3 income tax benefit	—	(6)	—	—	(6)
Defined benefit plans, net of $25 income tax benefit	—	—	(42)	—	(42)
Change in fair value of derivative instruments, net of $114 income tax benefit	—	—	—	(197)	(197)
Expense reclassified into operations from other comprehensive income, net of $9 and $125, respectively, income tax benefits	—	—	16	216	232

Balances at December 31, 2011	$7	$(25)	$(169)	$(253)	$(440)

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2011	2010
Professional liability risks	$298	$268
Interest	383	309
Taxes other than income	232	197
Other	672	471

	$1,585	$1,245

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	$4,741	$3,276	$(3,157)	$4,860
Year ended December 31, 2010	4,860	2,648	(3,569)	3,939
Year ended December 31, 2011	3,939	2,824	(2,657)	4,106

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION

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

Our condensed consolidating balance sheets at December 31, 2011 and 2010 and condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2011, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

For The Year Ended December 31, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$18,126	$14,380	$—	$32,506
Provision for doubtful accounts	—	—	1,644	1,180	—	2,824

Revenues	—	—	16,482	13,200	—	29,682

Salaries and benefits	—	—	7,584	5,856	—	13,440
Supplies	—	—	2,851	2,328	—	5,179
Other operating expenses	—	4	2,741	2,725	—	5,470
Electronic health record incentive income	—	—	(126)	(84)	—	(210)
Equity in earnings of affiliates	(2,543)	—	(86)	(172)	2,543	(258)
Depreciation and amortization	—	—	777	688	—	1,465
Interest expense	120	2,390	(342)	(131)	—	2,037
Gains on sales of facilities	—	—	(127)	(15)	—	(142)
Gain on acquisition of controlling interest in equity investment	—	—	—	(1,522)	—	(1,522)
Losses on retirement of debt	—	481	—	—	—	481
Termination of management agreement	—	181	—	—	—	181
Management fees	—	—	(491)	491	—	—

	(2,423)	3,056	12,781	10,164	2,543	26,121

Income (loss) before income taxes	2,423	(3,056)	3,701	3,036	(2,543)	3,561
Provision (benefit) for income taxes	(42)	(1,068)	1,271	558	—	719

Net income (loss)	2,465	(1,988)	2,430	2,478	(2,543)	2,842
Net income attributable to noncontrolling interests	—	—	63	314	—	377

Net income (loss) attributable to HCA Holdings, Inc.	$2,465	$(1,988)	$2,367	$2,164	$(2,543)	$2,465

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

For The Year Ended December 31, 2010

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$17,647	$13,036	$—	$30,683
Provision for doubtful accounts	—	—	1,632	1,016	—	2,648

Revenues	—	—	16,015	12,020	—	28,035

Salaries and benefits	—	—	7,315	5,169	—	12,484
Supplies	—	—	2,825	2,136	—	4,961
Other operating expenses	—	5	2,634	2,365	—	5,004
Equity in earnings of affiliates	(1,215)	—	(107)	(175)	1,215	(282)
Depreciation and amortization	—	—	782	639	—	1,421
Interest expense	12	2,700	(761)	146	—	2,097
Gains on sales of facilities	—	—	—	(4)	—	(4)
Impairments of long-lived assets	—	—	58	65	—	123
Management fees	—	—	(454)	454	—	—

	(1,203)	2,705	12,292	10,795	1,215	25,804

Income (loss) before income taxes	1,203	(2,705)	3,723	1,225	(1,215)	2,231
Provision (benefit) for income taxes	(4)	(955)	1,299	318	—	658

Net income (loss)	1,207	(1,750)	2,424	907	(1,215)	1,573
Net income attributable to noncontrolling interests	—	—	44	322	—	366

Net income (loss) attributable to HCA Holdings, Inc.	$1,207	$(1,750)	$2,380	$585	$(1,215)	$1,207

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

For The Year Ended December 31, 2009

(Dollars in millions)

	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$17,584	$12,468	$—	$30,052
Provision for doubtful accounts	—	2,043	1,233	—	3,276

Revenues	—	15,541	11,235	—	26,776

Salaries and benefits	—	7,149	4,809	—	11,958
Supplies	—	2,846	2,022	—	4,868
Other operating expenses	14	2,497	2,213	—	4,724
Equity in earnings of affiliates	(2,540)	(95)	(151)	2,540	(246)
Depreciation and amortization	—	787	638	—	1,425
Interest expense	2,356	(500)	131	—	1,987
Losses (gains) on sales of facilities	—	17	(2)	—	15
Impairments of long-lived assets	—	34	9	—	43
Management fees	—	(443)	443	—	—

	(170)	12,292	10,112	2,540	24,774

Income before income taxes	170	3,249	1,123	(2,540)	2,002
Provision (benefit) for income taxes	(884)	1,189	322	—	627

Net income	1,054	2,060	801	(2,540)	1,375
Net income attributable to noncontrolling interests	—	61	260	—	321

Net income attributable to HCA Holdings, Inc.	$1,054	$1,999	$541	$(2,540)	$1,054

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$115	$258	$—	$373
Accounts receivable, net	—	—	2,429	2,104	—	4,533
Inventories	—	—	602	452	—	1,054
Deferred income taxes	594	—	—	—	—	594
Other	50	—	184	445	—	679

	644	—	3,330	3,259	—	7,233

Property and equipment, net	—	—	7,088	5,746	—	12,834
Investments of insurance subsidiaries	—	—	—	548	—	548
Investments in and advances to affiliates	—	—	15	86	—	101
Goodwill and other intangible assets	—	—	1,605	3,646	—	5,251
Deferred loan costs	22	268	—	—	—	290
Investments in and advances to subsidiaries	16,825	—	—	—	(16,825)	—
Other	450	—	21	170	—	641

	$17,941	$268	$12,059	$13,455	$(16,825)	$26,898

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$899	$698	$—	$1,597
Accrued salaries	—	—	568	397	—	965
Other accrued expenses	15	367	449	754	—	1,585
Long-term debt due within one year	—	1,347	28	32	—	1,407

	15	1,714	1,944	1,881	—	5,554

Long-term debt	1,525	23,454	110	556	—	25,645
Intercompany balances	24,121	(12,814)	(15,183)	3,876	—	—
Professional liability risks	—	—	—	993	—	993
Income taxes and other liabilities	538	415	556	211	—	1,720

	26,199	12,769	(12,573)	7,517	—	33,912

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,258)	(12,501)	24,534	4,792	(16,825)	(8,258)
Noncontrolling interests	—	—	98	1,146	—	1,244

	(8,258)	(12,501)	24,632	5,938	(16,825)	(7,014)

	$17,941	$268	$12,059	$13,455	$(16,825)	$26,898

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$156	$249	$—	$411
Accounts receivable, net	—	—	2,214	1,618	—	3,832
Inventories	—	—	547	350	—	897
Deferred income taxes	931	—	—	—	—	931
Other	202	—	223	423	—	848

	1,139	—	3,140	2,640	—	6,919
Property and equipment, net	—	—	6,817	4,535	—	11,352
Investments of insurance subsidiaries	—	—	—	642	—	642
Investments in and advances to affiliates	—	—	248	621	—	869
Goodwill and other intangible assets	—	—	1,635	1,058	—	2,693
Deferred loan costs	23	351	—	—	—	374
Investments in and advances to subsidiaries	14,282	—	—	—	(14,282)	—
Other	776	39	21	167	—	1,003

	$16,220	$390	$11,861	$9,663	$(14,282)	$23,852

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$919	$618	$—	$1,537
Accrued salaries	—	—	556	339	—	895
Other accrued expenses	12	296	328	609	—	1,245
Long-term debt due within one year	—	554	12	26	—	592

	12	850	1,815	1,592	—	4,269
Long-term debt	1,525	25,758	95	255	—	27,633
Intercompany balances	25,985	(16,130)	(12,833)	2,978	—	—
Professional liability risks	—	—	—	995	—	995
Income taxes and other liabilities	483	425	505	195	—	1,608

	28,005	10,903	(10,418)	6,015	—	34,505
Equity securities with contingent redemption rights	141	—	—	—	—	141
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(11,926)	(10,513)	22,167	2,628	(14,282)	(11,926)
Noncontrolling interests	—	—	112	1,020	—	1,132

	(11,926)	(10,513)	22,279	3,648	(14,282)	(10,794)

	$16,220	$390	$11,861	$9,663	$(14,282)	$23,852

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,465	$(1,988)	$2,430	$2,478	$(2,543)	$2,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	6	71	(1,755)	(1,275)	—	(2,953)
Provision for doubtful accounts	—	—	1,644	1,180	—	2,824
Depreciation and amortization	—	—	777	688	—	1,465
Income taxes	912	—	—	—	—	912
Gains on sales of facilities	—	—	(127)	(15)	—	(142)
Gain on acquisition of controlling interest in equity investment	—	—	—	(1,522)	—	(1,522)
Losses on retirement of debt	—	481	—	—	—	481
Amortization of deferred loan costs	—	70	—	—	—	70
Share-based compensation	26	—	—	—	—	26
Pay-in-kind interest	—	(78)	—	—	—	(78)
Equity in earnings of affiliates	(2,543)	—	—	—	2,543	—
Other	—	9	—	(1)	—	8

Net cash provided by (used in) operating activities	866	(1,435)	2,969	1,533	—	3,933

Cash flows from investing activities:
Purchase of property and equipment	—	—	(910)	(769)	—	(1,679)
Acquisition of hospitals and health care entities	—	—	(142)	(1,540)	—	(1,682)
Disposal of hospitals and health care entities	—	—	200	81	—	281
Change in investments	—	—	34	46	—	80
Other	—	—	—	5	—	5

Net cash used in investing activities	—	—	(818)	(2,177)	—	(2,995)

Cash flows from financing activities:
Issuances of long-term debt	—	5,500	—	—	—	5,500
Net change in revolving bank credit facilities	—	(449)	—	—	—	(449)
Repayment of long-term debt	—	(6,577)	(17)	(46)	—	(6,640)
Distributions to noncontrolling interests	—	—	(77)	(301)	—	(378)
Payment of debt issuance costs	—	(92)	—	—	—	(92)
Issuance of common stock	2,506	—	—	—	—	2,506
Repurchase of common stock	(1,503)	—	—	—	—	(1,503)
Distributions to stockholders	(31)	—	—	—	—	(31)
Income tax benefits	63	—	—	—	—	63
Changes in intercompany balances with affiliates, net	(1,918)	3,053	(2,098)	963	—	—
Other	11	—	—	37	—	48

Net cash provided by (used in) financing activities	(872)	1,435	(2,192)	653	—	(976)

Change in cash and cash equivalents	(6)	—	(41)	9	—	(38)
Cash and cash equivalents at beginning of period	6	—	156	249	—	411

Cash and cash equivalents at end of period	$—	$—	$115	$258	$—	$373

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2010

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,207	$(1,750)	$2,424	$907	$(1,215)	$1,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	12	13	(1,759)	(1,113)	—	(2,847)
Provision for doubtful accounts	—	—	1,632	1,016	—	2,648
Depreciation and amortization	—	—	782	639	—	1,421
Income taxes	27	—	—	—	—	27
Gains on sales of facilities	—	—	—	(4)	—	(4)
Impairments of long-lived assets	—	—	58	65	—	123
Amortization of deferred loan costs	—	81	—	—	—	81
Share-based compensation	32	—	—	—	—	32
Equity in earnings of affiliates	(1,215)	—	—	—	1,215	—
Other	—	31	—	—	—	31

Net cash provided by (used in) operating activities	63	(1,625)	3,137	1,510	—	3,085

Cash flows from investing activities:
Purchase of property and equipment	—	—	(602)	(723)	—	(1,325)
Acquisition of hospitals and health care entities	—	—	(21)	(212)	—	(233)
Disposal of hospitals and health care entities	—	—	29	8	—	37
Change in investments	—	—	1	471	—	472
Other	—	—	(3)	13	—	10

Net cash used in investing activities	—	—	(596)	(443)	—	(1,039)

Cash flows from financing activities:
Issuances of long-term debt	1,525	1,387	—	—	—	2,912
Net change in revolving bank credit facilities	—	1,889	—	—	—	1,889
Repayment of long-term debt	—	(2,164)	(32)	(72)	—	(2,268)
Distributions to noncontrolling interests	—	—	(61)	(281)	—	(342)
Contributions from noncontrolling interests	—	—	—	57	—	57
Payment of debt issuance costs	(23)	(27)	—	—	—	(50)
Distributions to stockholders	(4,257)	—	—	—	—	(4,257)
Income tax benefits	114	—	—	—	—	114
Changes in intercompany balances with affiliates, net	2,590	556	(2,387)	(759)	—	—
Other	(6)	(16)	—	20	—	(2)

Net cash provided by (used in) financing activities	(57)	1,625	(2,480)	(1,035)	—	(1,947)

Change in cash and cash equivalents	6	—	61	32	—	99
Cash and cash equivalents at beginning of period	—	—	95	217	—	312

Cash and cash equivalents at end of period	$6	$—	$156	$249	$—	$411

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2009

(Dollars in millions)

	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income	$1,054	$2,060	$801	$(2,540)	$1,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	90	(1,882)	(1,299)	—	(3,091)
Provision for doubtful accounts	—	2,043	1,233	—	3,276
Depreciation and amortization	—	787	638	—	1,425
Income taxes	(520)	—	—	—	(520)
Losses (gains) on sales of facilities	—	17	(2)	—	15
Impairments of long-lived assets	—	34	9	—	43
Amortization of deferred loan costs	80	—	—	—	80
Share-based compensation	40	—	—	—	40
Pay-in-kind interest	58	—	—	—	58
Equity in earnings of affiliates	(2,540)	—	—	2,540	—
Other	50	(2)	(2)	—	46

Net cash provided by (used in) operating activities	(1,688)	3,057	1,378	—	2,747

Cash flows from investing activities:
Purchase of property and equipment	—	(720)	(597)	—	(1,317)
Acquisition of hospitals and health care entities	—	(38)	(23)	—	(61)
Disposal of hospitals and health care entities	—	21	20	—	41
Change in investments	—	(7)	310	—	303
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(744)	(291)	—	(1,035)

Cash flows from financing activities:
Issuances of long-term debt	2,979	—	—	—	2,979
Net change in revolving bank credit facilities	(1,335)	—	—	—	(1,335)
Repayment of long-term debt	(2,972)	(7)	(124)	—	(3,103)
Distributions to noncontrolling interests	—	(70)	(260)	—	(330)
Payment of debt issuance costs	(70)	—	—	—	(70)
Changes in intercompany balances with affiliates, net	3,107	(2,275)	(832)	—	—
Other	(21)	—	15	—	(6)

Net cash provided by (used in) financing activities	1,688	(2,352)	(1,201)	—	(1,865)

Change in cash and cash equivalents	—	(39)	(114)	—	(153)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$95	$217	$—	$312

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

Healthtrust, Inc. — The Hospital Company (“Healthtrust”) is the first-tier subsidiary of HCA Inc. The common stock of Healthtrust has been pledged as collateral for the senior secured credit facilities and senior secured notes described in Note 10. Rule 3-16 of Regulation S-X under the Securities Act requires the filing of separate financial statements for any affiliate of the registrant whose securities constitute a substantial portion of the collateral for any class of securities registered or being registered. We believe the separate financial statements requirement applies to Healthtrust due to the pledge of its common stock as collateral for the senior secured notes. Due to the corporate structure relationship of HCA and Healthtrust, HCA’s operating subsidiaries are also the operating subsidiaries of Healthtrust. The corporate structure relationship, combined with the application of push-down accounting in Healthtrust’s consolidated financial statements related to HCA’s debt and financial instruments, results in the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA. The consolidated financial statements of HCA and Healthtrust present the identical amounts for revenues, expenses, net income, assets, liabilities, total stockholders’ deficit, net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities. Certain individual line items in the HCA consolidated statements of stockholders’ deficit are combined into one line item in the Healthtrust consolidated statements of stockholder’s deficit.

Reconciliations of the HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit presentation to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit presentation for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in millions):

	2011	2010	2009
Presentation in HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit:
Share-based benefit plans	$35	$43	$47
Reclassification of certain equity securities with contingent redemption rights	141	—	—
Other	36	120	14

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Holdings, Inc., net of contributions to HCA Holdings, Inc.	$212	$163	$61

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the tables above, the separate consolidated financial statements of Healthtrust are not presented.

NOTE 19 — SUBSEQUENT EVENT

On February 3, 2012, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock awards. The distribution will be $2.00 per share and vested stock award, or approximately $975 million in the aggregate. The distribution is expected to be paid on February 29, 2012 to holders of record on February 16, 2012. The distribution is expected to be funded using funds available under our existing senior secured credit facilities. Pursuant to the terms of our stock award plans, the holders of nonvested stock options and stock appreciation rights will receive a $2.00 per share reduction (subject to certain tax related limitations for certain stock awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable stock award) to the exercise price of their share-based awards. The holders of any nonvested restricted share units will be paid $2.00 per unit upon the vesting of the applicable restricted share units.

HCA HOLDINGS, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

(Dollars in millions)

	2011
	First		Second		Third		Fourth
Revenues(i)	$7,406		$7,249		$7,258		$7,769
Net income	$334	(a)	$320	(b)	$146	(c)	$2,042	(d)
Net income attributable to HCA Holdings, Inc.	$240	(a)	$229	(b)	$61	(c)	$1,935	(d)
Basic earnings per share	$0.54		$0.44		$0.12		$4.43
Diluted earnings per share	$0.52		$0.43		$0.11		$4.25

	2010
	First		Second		Third		Fourth
Revenues(i)	$6,980		$6,968		$6,926		$7,161
Net income	$476	(e)	$378	(f)	$325	(g)	$394	(h)
Net income attributable to HCA Holdings, Inc.	$388	(e)	$293	(f)	$243	(g)	$283	(h)
Basic earnings per share	$0.91		$0.69		$0.57		$0.66
Diluted earnings per share	$0.89		$0.67		$0.55		$0.65

(a)	First quarter results include $2 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $149 million of costs related to the termination of management agreement (See NOTE 1 of the notes to consolidated financial statements).

(b)	Second quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $47 million of losses on retirement of debt (See NOTE 10 of the notes to consolidated financial statements).

(c)	Third quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $256 million of losses on retirement of debt (See NOTE 10 of the notes to consolidated financial statements).

(d)	Fourth quarter results include $84 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $1.424 billion of gain on acquisition of controlling interest in equity investment (See NOTE 3 of the notes to consolidated financial statements).

(e)	First quarter results include $12 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(f)	Second quarter results include $57 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(g)	Third quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $6 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(h)	Fourth quarter results include $3 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $2 million of costs related to the impairments of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(i)	The “Revenues” presented for each quarter of 2010 and the first and second quarters of 2011 have been reduced by the provision for doubtful accounts for each quarter in accordance with our adoption of ASU 2011-07 in the third quarter of 2011. The “Revenues” presented for the second and third quarters of 2011 have been reduced for the reclassification of “Electronic health record incentive income” as a separate line item in our consolidated income statements (See NOTE 1 of the notes to consolidated financial statements).