Form 10-Q
period 2012-03-31
HCA Holdings, Inc.
filed 2012-05-09
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2012
Voting common stock, $.01 par value	438,792,200 shares

HCA HOLDINGS, INC.

Form 10-Q

March 31, 2012

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

Unaudited

(Dollars in millions, except per share amounts)

	2012	2011
Revenues before provision for doubtful accounts	$9,199	$8,055
Provision for doubtful accounts	794	649

Revenues	8,405	7,406

Salaries and benefits	3,736	3,295
Supplies	1,419	1,275
Other operating expenses	1,493	1,322
Electronic health record incentive income	(55)	—
Equity in earnings of affiliates	(11)	(76)
Depreciation and amortization	417	358
Interest expense	442	533
Losses on sales of facilities	1	1
Termination of management agreement	—	181

	7,442	6,889

Income before income taxes	963	517
Provision for income taxes	324	183

Net income	639	334
Net income attributable to noncontrolling interests	99	94

Net income attributable to HCA Holdings, Inc.	$540	$240

Per share data:
Basic earnings per share	$1.23	$0.54
Diluted earnings per share	$1.18	$0.52
Cash dividends declared per share	$2.00	—

Shares used in earnings per share calculations (in thousands):
Basic	437,936	444,202
Diluted	458,312	461,969

Comprehensive income attributable to HCA Holdings, Inc.	$569	$324

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$471	$373
Accounts receivable, less allowance for doubtful accounts of $4,156 and $4,106	4,878	4,533
Inventories	1,046	1,054
Deferred income taxes	226	594
Other	661	679

	7,282	7,233

Property and equipment, at cost	28,354	28,075
Accumulated depreciation	(15,567)	(15,241)

	12,787	12,834

Investments of insurance subsidiaries	536	548
Investments in and advances to affiliates	108	101
Goodwill and other intangible assets	5,398	5,251
Deferred loan costs	292	290
Other	736	641

	$27,139	$26,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,412	$1,597
Accrued salaries	909	965
Other accrued expenses	1,453	1,585
Long-term debt due within one year	1,841	1,407

	5,615	5,554

Long-term debt	26,061	25,645
Professional liability risks	1,030	993
Income taxes and other liabilities	1,757	1,720

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 438,354,100 shares in 2012 and 437,477,900 shares in 2011	4	4
Capital in excess of par value	1,648	1,601
Accumulated other comprehensive loss	(411)	(440)
Retained deficit	(9,854)	(9,423)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,613)	(8,258)
Noncontrolling interests	1,289	1,244

	(7,324)	(7,014)

	$27,139	$26,898

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

Unaudited

(Dollars in millions)

	2012	2011
Cash flows from operating activities:
Net income	$639	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,384)	(774)
Provision for doubtful accounts	794	649
Depreciation and amortization	417	358
Income taxes	300	321
Losses on sales of facilities	1	1
Amortization of deferred loan costs	14	20
Share-based compensation	9	8
Other	7	1

Net cash provided by operating activities	797	918

Cash flows from investing activities:
Purchase of property and equipment	(335)	(329)
Acquisition of hospitals and health care entities	(112)	(22)
Disposition of hospitals and health care entities	1	55
Change in investments	6	20
Other	3	3

Net cash used in investing activities	(437)	(273)

Cash flows from financing activities:
Issuance of long-term debt	1,350	—
Net change in revolving credit facilities	(470)	(2,604)
Repayment of long-term debt	(93)	(296)
Distributions to noncontrolling interests	(93)	(95)
Payment of debt issuance costs	(16)	—
Issuance of common stock	—	2,506
Distributions to stockholders	(982)	(30)
Income tax benefits	49	22
Other	(7)	(6)

Net cash used in financing activities	(262)	(503)

Change in cash and cash equivalents	98	142
Cash and cash equivalents at beginning of period	373	411

Cash and cash equivalents at end of period	$471	$553

Interest payments	$517	$401
Income tax refunds, net	$(25)	$(160)

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reporting Entity

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of, or funds sponsored by Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co., BAML Capital Partners and HCA founder, Dr. Thomas F. Frist Jr. (collectively, the “Investors”) and by members of management and certain other investors. The transaction was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities.

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

The Investors provided management and advisory services to the Company pursuant to a management agreement among HCA Inc. and the Investors executed in connection with the Investors’ acquisition of HCA Inc. in November 2006. The management agreement was terminated pursuant to its terms upon completion of the initial public offering of our common stock, and the Company paid the Investors a final fee of $181 million.

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2012, these affiliates owned and operated 164 hospitals, 109 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $53 million and $54 million for the quarters ended March 31, 2012 and 2011, respectively. Operating results for the quarter ended March 31, 2012 are not

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

In 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. Operating results for the quarter ended March 31, 2011 have been reclassified in accordance with ASU 2011-07.

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters ended March 31, 2012 and 2011 are summarized in the following tables (dollars in millions):

	2012	Ratio	2011	Ratio
Medicare	$2,313	27.5%	$2,000	27.0%
Managed Medicare	750	8.9	612	8.3
Medicaid	430	5.1	508	6.9
Managed Medicaid	342	4.1	319	4.3
Managed care and other insurers	4,445	52.9	3,778	51.0
International (managed care and other insurers)	260	3.1	233	3.1

	8,540	101.6	7,450	100.6
Uninsured	442	5.3	390	5.3
Other	217	2.6	215	2.9

Revenues before provision for doubtful accounts	9,199	109.5	8,055	108.8
Provision for doubtful accounts	(794)	(9.5)	(649)	(8.8)

Revenues	$8,405	100.0%	$7,406	100.0%

The increase in revenues for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 includes two adjustments (Rural Floor Provision Settlement and Supplemental Security Income (“SSI”) ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues. The Rural Floor Provision Settlement was signed on April 5, 2012. As a result of the agreement, we expect to receive additional Medicare payments of approximately $271 million by June 30, 2012. This amount was recorded as an increase to Medicare revenues for the quarter ended March 31, 2012. During March 2012, the Centers for Medicare & Medicaid Services (“CMS”) issued new SSI ratios used for calculating Medicare Disproportionate Share Hospital (“DSH”) reimbursement for federal fiscal years ending September 30,

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

2006 through September 30, 2009. As a result, we recalculated our DSH reimbursement for all applicable periods. The cumulative impact of this retroactive adjustment was a reduction in Medicare revenues of approximately $83 million. This adjustment was recorded as a reduction to Medicare revenues during the quarter ended March 31, 2012. These adjustments (and related expenses) added $170 million to income before income taxes, or $0.22 per diluted share.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — INCOME TAXES

At March 31, 2012, we were contesting certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

Our liability for unrecognized tax benefits was $513 million, including accrued interest of $60 million, as of March 31, 2012 ($494 million and $62 million, respectively, as of December 31, 2011). Unrecognized tax benefits of $169 million ($173 million as of December 31, 2011) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $44 million ($45 million as of December 31, 2011) related to deductible interest and state income taxes or a refundable deposit of $19 million ($19 million as of December 31, 2011), which is recorded in noncurrent assets. The provision for income taxes reflects $3 million and $24 million ($2 million and $15 million, net of tax) in reductions in interest expense related to taxing authority examinations for the quarters ended March 31, 2012 and 2011, respectively.

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

NOTE 3 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, stock appreciation rights and restricted share units, computed using the treasury stock method.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2012 and 2011 (dollars in millions, except per share amounts, and shares in thousands):

	2012	2011
Net income attributable to HCA Holdings, Inc.	$540	$240

Weighted average common shares outstanding	437,936	444,202
Effect of dilutive securities	20,376	17,767

Shares used for diluted earnings per share	458,312	461,969

Earnings per share:
Basic earnings per share	$1.23	$0.54
Diluted earnings per share	$1.18	$0.52

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2012 and December 31, 2011 follows (dollars in millions):

	March 31, 2012
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$384	$19	$—	$403
Auction rate securities	98	—	(3)	95
Asset-backed securities	17	—	—	17
Money market funds	87	—	—	87

	586	19	(3)	602
Equity securities	8	1	(1)	8

	$594	$20	$(4)	610

Amounts classified as current assets				(74)

Investment carrying value				$536

	December 31, 2011
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$398	$19	$—	$417
Auction rate securities	139	—	(8)	131
Asset-backed securities	20	—	—	20
Money market funds	53	—	—	53

	610	19	(8)	621
Equity securities	7	1	(1)	7

	$617	$20	$(9)	628

Amounts classified as current assets				(80)

Investment carrying value				$548

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

At March 31, 2012 and December 31, 2011, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At both March 31, 2012 and December 31, 2011, $19 million of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at March 31, 2012 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$125	$126
Due after one year through five years	109	117
Due after five years through ten years	139	146
Due after ten years	98	101

	471	490
Auction rate securities	98	95
Asset-backed securities	17	17

	$586	$602

The average expected maturity of the investments in debt securities at March 31, 2012 was 4.2 years, compared to the average scheduled maturity of 9.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At March 31, 2012, the average expected maturities for our auction rate and asset-backed securities were 4.8 years and 4.5 years, respectively, compared to average scheduled maturities of 25.1 years and 24.5 years, respectively.

NOTE 5 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2012 and December 31, 2011, including related interest rates at March 31, 2012, follows (dollars in millions):

	March 31, 2012	December 31, 2011
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$1,685	$2,155
Senior secured term loan facilities (effective interest rate of 4.9%)	7,357	7,425
Senior secured first lien notes (effective interest rate of 7.4%)	8,433	7,081
Other senior secured debt (effective interest rate of 6.8%)	385	350

First lien debt	17,860	17,011
Senior secured notes (effective interest rate of 11.0%)	197	197
Senior unsecured notes (effective interest rate of 7.3%)	9,845	9,844

Total debt (average life of 6.9 years, rates averaging 6.4%)	27,902	27,052
Less amounts due within one year	1,841	1,407

	$26,061	$25,645

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — LONG-TERM DEBT (continued)

During February 2012, we issued $1.350 billion aggregate principal amount of 5.875% senior secured notes due 2022. After the payment of related fees and expenses, we used the proceeds for general corporate purposes.

During October 2011, we issued $500 million aggregate principal amount of 8.00% senior unsecured notes due 2018. After the payment of related fees and expenses, we used the net proceeds for general corporate purposes, which included funding a portion of the acquisition of the Colorado Health Foundation’s approximate 40% remaining ownership interest in the HCA-HealthONE LLC joint venture.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2012 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(8)
Pay-fixed interest rate swaps	3,000	December 2016	(335)
Pay-fixed interest rate swaps	1,000	December 2017	(51)

During the next 12 months, we estimate $119 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

Our cross currency swap is not designated as a hedge, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement at March 31, 2012 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States dollar currency swap	291 Euro	November 2013	$(7)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the quarter ended March 31, 2012 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$15	Interest expense	$29

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Operations on Derivatives	Amount of Loss Recognized in Operations on Derivatives
Cross currency swap	Other operating expenses	$9

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2012, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2012, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $424 million.

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

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

Our wholly-owned insurance subsidiaries had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $95 million ($98 million par value) at March 31, 2012. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiaries

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Cash Traded Investments (continued)

are expected to be met by other investments in their investment portfolios. During 2011 and the quarter ended March 31, 2012, certain issuers and their broker/dealers redeemed or repurchased $112 million and $41 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

Derivative Financial Instruments

We have entered into interest rate and cross currency swap agreements to manage our exposure to fluctuations in interest rates and foreign currency risks. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. To comply with the provisions of ASC 820 and ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. We have made the accounting policy election to use the exception under ASU 2011-04 (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments.

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at March 31, 2012 and December 31, 2011, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2012
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$403	$—	$403	$—
Auction rate securities	95	—	—	95
Asset-backed securities	17	—	17	—
Money market funds	87	87	—	—

	602	87	420	95
Equity securities	8	2	5	1

Investments of insurance subsidiaries	610	89	425	96
Less amounts classified as current assets	(74)	(74)	—	—

	$536	$15	$425	$96

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$7	$—	$7	$—
Interest rate swaps (Income taxes and other liabilities)	394	—	394	—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

	December 31, 2011
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$417	$—	$417	$—
Auction rate securities	131	—	—	131
Asset-backed securities	20	—	20	—
Money market funds	53	53	—	—

	621	53	437	131
Equity securities	7	1	5	1

Investments of insurance subsidiaries	628	54	442	132
Less amounts classified as current assets	(80)	(54)	(26)	—

	$548	$—	$416	$132

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$16	$—	$16	$—
Interest rate swaps (Income taxes and other liabilities)	399	—	399	—

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the quarter ended March 31, 2012 (dollars in millions):

Asset balances at December 31, 2011	$132
Unrealized gains included in other comprehensive income	5
Settlements	(41)

Asset balances at March 31, 2012	$96

The estimated fair value of our long-term debt was $28.821 billion and $27.199 billion at March 31, 2012 and December 31, 2011, respectively, compared to carrying amounts aggregating $27.902 billion and $27.052 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — CAPITAL STRUCTURE

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	March 31, 2012	December 31, 2011
Change in fair value of derivative instruments	$(249)	$(253)
Change in fair value of available-for-sale securities	10	7
Foreign currency translation adjustments	(7)	(25)
Defined benefit plans	(165)	(169)

Accumulated other comprehensive loss	$(411)	$(440)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances, December 31, 2011	437,478	$4	$1,601	$(440)	$(9,423)	$1,244	$(7,014)
Net income	—	—	—	—	540	99	639
Other comprehensive income	—	—	—	29	—	—	29
Distributions	—	—	—	—	(971)	(93)	(1,064)
Share-based benefit plans	876	—	47	—	—	—	47
Adjustment to the acquired controlling interest in equity investment	—	—	—	—	—	30	30
Other	—	—	—	—	—	9	9

Balances, March 31, 2012	438,354	$4	$1,648	$(411)	$(9,854)	$1,289	$(7,324)

On February 3, 2012, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock awards. The distribution was $2.00 per share and vested stock award, or $971 million in the aggregate, and was paid on February 29, 2012 to holders of record on February 16, 2012. The distribution was funded using funds available under our senior secured credit facilities.

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Our operations are structured into three geographically organized groups: the National, Southwest and Central Groups. At March 31, 2012, the National Group includes 64 hospitals located in Florida, South Carolina, southern Georgia, Alaska, California, Nevada, Utah and Idaho, the Southwest Group includes 47 hospitals located in Colorado, Texas, Oklahoma and the Wichita, Kansas market, and the Central Group includes 47 hospitals located in Louisiana, Indiana, Kentucky, Tennessee, Virginia, New Hampshire, northern Georgia and the Kansas City market. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses on sales of facilities, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2012 and 2011 are summarized in the following table (dollars in millions):

	2012	2011
Revenues:
National Group	$3,288	$3,104
Southwest Group	2,914	2,265
Central Group	1,875	1,751
Corporate and other	328	286

	$8,405	$7,406

Equity in earnings of affiliates:
National Group	$(4)	$(1)
Southwest Group	(7)	(75)
Central Group	(1)	—
Corporate and other	1	—

	$(11)	$(76)

Adjusted segment EBITDA:
National Group	$746	$672
Southwest Group	747	595
Central Group	402	333
Corporate and other	(72)	(10)

	$1,823	$1,590

Depreciation and amortization:
National Group	$140	$125
Southwest Group	149	111
Central Group	88	89
Corporate and other	40	33

	$417	$358

Adjusted segment EBITDA	$1,823	$1,590
Depreciation and amortization	417	358
Interest expense	442	533
Losses on sales of facilities	1	1
Termination of management agreement	—	181

Income before income taxes	$963	$517

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — ACQUISITIONS AND DISPOSITIONS

During the quarter ended March 31, 2012, we paid $58 million, assumed liabilities of $34 million and recorded goodwill of $66 million related to the acquisition of a hospital facility in the Southwest Group. During the quarters ended March 31, 2012 and 2011, we paid $54 million and $22 million, respectively, to acquire nonhospital health care entities. During the quarter ended March 31, 2012, we recorded final adjustments to the purchase price allocation related to our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC joint venture. These adjustments resulted in a $30 million increase to noncontrolling interests, a $26 million reduction to property and equipment and a $56 million increase to goodwill.

During the quarter ended March 31, 2012, we received proceeds of $1 million and recognized a net pretax loss of $1 million related to sales of real estate investments. During the quarter ended March 31, 2011, we received proceeds of $55 million and recognized a net pretax loss of $1 million related to the sales of a hospital facility and our investment in a hospital joint venture.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Our summarized condensed consolidating comprehensive income statements for the quarters ended March 31, 2012 and March 31, 2011, condensed consolidating balance sheets at March 31, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the quarters ended March 31, 2012 and 2011, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,903	$4,296	$—	$9,199
Provision for doubtful accounts	—	—	463	331	—	794

Revenues	—	—	4,440	3,965	—	8,405

Salaries and benefits	—	—	1,982	1,754	—	3,736
Supplies	—	—	753	666	—	1,419
Other operating expenses	—	4	729	760	—	1,493
Electronic health record incentive income	—	—	(41)	(14)	—	(55)
Equity in earnings of affiliates	(560)	—	(2)	(9)	560	(11)
Depreciation and amortization	—	—	200	217	—	417
Interest expense	30	529	(91)	(26)	—	442
Losses on sales of facilities	—	—	1	—	—	1
Management fees	—	—	(160)	160	—	—

	(530)	533	3,371	3,508	560	7,442

Income (loss) before income taxes	530	(533)	1,069	457	(560)	963
Provision (benefit) for income taxes	(10)	(200)	392	142	—	324

Net income (loss)	540	(333)	677	315	(560)	639
Net income attributable to noncontrolling interests	—	—	17	82	—	99

Net income (loss) attributable to HCA Holdings, Inc.	$540	$(333)	$660	$233	$(560)	$540

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$540	$(329)	$664	$254	$(560)	$569

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,578	$3,477	$—	$8,055
Provision for doubtful accounts	—	—	417	232	—	649

Revenues	—	—	4,161	3,245	—	7,406

Salaries and benefits	—	—	1,896	1,399	—	3,295
Supplies	—	—	711	564	—	1,275
Other operating expenses	—	2	681	639	—	1,322
Equity in earnings of affiliates	(258)	—	(30)	(46)	258	(76)
Depreciation and amortization	—	—	195	163	—	358
Interest expense	30	691	(163)	(25)	—	533
Losses (gains) on sales of facilities	—	—	16	(15)	—	1
Termination of management agreement	—	181	—	—	—	181
Management fees	—	—	(124)	124	—	—

	(228)	874	3,182	2,803	258	6,889

Income (loss) before income taxes	228	(874)	979	442	(258)	517
Provision for income taxes	(12)	(375)	415	155	—	183

Net income (loss)	240	(499)	564	287	(258)	334
Net income attributable to noncontrolling interests	—	—	13	81	—	94

Net income (loss) attributable to HCA Holdings, Inc.	$240	$(499)	$551	$206	$(258)	$240

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$240	$(432)	$555	$219	$(258)	$324

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$144	$327	$—	$471
Accounts receivable, net	—	—	2,673	2,205	—	4,878
Inventories	—	—	607	439	—	1,046
Deferred income taxes	226	—	—	—	—	226
Other	75	—	220	366	—	661

	301	—	3,644	3,337	—	7,282

Property and equipment, net	—	—	7,087	5,700	—	12,787
Investments of insurance subsidiaries	—	—	—	536	—	536
Investments in and advances to affiliates	—	—	15	93	—	108
Goodwill and other intangible assets	—	—	1,679	3,719	—	5,398
Deferred loan costs	22	270	—	—	—	292
Investments in and advances to subsidiaries	17,385	—	—	—	(17,385)	—
Other	500	—	23	213	—	736

	$18,208	$270	$12,448	$13,598	$(17,385)	$27,139

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$872	$540	$—	$1,412
Accrued salaries	—	—	524	385	—	909
Other accrued expenses	44	252	423	734	—	1,453
Long-term debt due within one year	—	1,775	32	34	—	1,841

	44	2,027	1,851	1,693	—	5,615

Long-term debt	1,525	23,828	140	568	—	26,061
Intercompany balances	24,702	(13,153)	(15,409)	3,860	—	—
Professional liability risks	—	—	—	1,030	—	1,030
Income taxes and other liabilities	550	402	575	230	—	1,757

	26,821	13,104	(12,843)	7,381	—	34,463

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,613)	(12,834)	25,194	5,025	(17,385)	(8,613)
Noncontrolling interests	—	—	97	1,192	—	1,289

	(8,613)	(12,834)	25,291	6,217	(17,385)	(7,324)

	$18,208	$270	$12,448	$13,598	$(17,385)	$27,139

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$540	$(333)	$677	$315	$(560)	$639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	30	(116)	(819)	(479)	—	(1,384)
Provision for doubtful accounts	—	—	463	331	—	794
Depreciation and amortization	—	—	200	217	—	417
Income taxes	300	—	—	—	—	300
Losses on sales of facilities	—	—	1	—	—	1
Amortization of deferred loan costs	—	14	—	—	—	14
Share-based compensation	9	—	—	—	—	9
Equity in earnings of affiliates	(560)	—	—	—	560	—
Other	—	4	—	3	—	7

Net cash provided by (used in) operating activities	319	(431)	522	387	—	797

Cash flows from investing activities:
Purchase of property and equipment	—	—	(162)	(173)	—	(335)
Acquisition of hospitals and health care entities	—	—	(62)	(50)	—	(112)
Disposition of hospitals and health care entities	—	—	1	—	—	1
Change in investments	—	—	2	4	—	6
Other	—	—	—	3	—	3

Net cash used in investing activities	—	—	(221)	(216)	—	(437)

Cash flows from financing activities:
Issuance of long-term debt	—	1,350	—	—	—	1,350
Net change in revolving bank credit facilities	—	(470)	—	—	—	(470)
Repayment of long-term debt	—	(76)	(14)	(3)	—	(93)
Distributions to noncontrolling interests	—	—	(18)	(75)	—	(93)
Payment of debt issuance costs	—	(16)	—	—	—	(16)
Distributions to stockholders	(982)	—	—	—	—	(982)
Changes in intercompany balances with affiliates, net	624	(357)	(240)	(27)	—	—
Income tax benefits	49	—	—	—	—	49
Other	(10)	—	—	3	—	(7)

Net cash (used in) provided by financing activities	(319)	431	(272)	(102)	—	(262)

Change in cash and cash equivalents	—	—	29	69	—	98
Cash and cash equivalents at beginning of period	—	—	115	258	—	373

Cash and cash equivalents at end of period	$—	$—	$144	$327	$—	$471

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income	$240	$(499)	$564	$287	$(258)	$334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	34	85	(559)	(334)	—	(774)
Provision for doubtful accounts	—	—	417	232	—	649
Depreciation and amortization	—	—	195	163	—	358
Income taxes	321	—	—	—	—	321
Losses (gains) on sales of facilities	—	—	16	(15)	—	1
Amortization of deferred loan costs	—	20	—	—	—	20
Share-based compensation	8	—	—	—	—	8
Equity in earnings of affiliates	(258)	—	—	—	258	—
Other	—	1	—	—	—	1

Net cash provided by (used in) operating activities	345	(393)	633	333	—	918

Cash flows from investing activities:
Purchase of property and equipment	—	—	(168)	(161)	—	(329)
Acquisition of hospitals and health care entities	—	—	—	(22)	—	(22)
Disposition of hospitals and health care entities	—	—	1	54	—	55
Change in investments	—	—	28	(8)	—	20
Other	—	—	(4)	7	—	3

Net cash used in investing activities	—	—	(143)	(130)	—	(273)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	(2,604)	—	—	—	(2,604)
Repayment of long-term debt	—	(284)	—	(12)	—	(296)
Distributions to noncontrolling interests	—	—	(20)	(75)	—	(95)
Distributions to stockholders	(30)	—	—	—	—	(30)
Changes in intercompany balances with affiliates, net	(2,843)	3,281	(355)	(83)	—	—
Issuances of common stock	2,506	—	—	—	—	2,506
Income tax benefits	22	—	—	—	—	22
Other	(6)	—	—	—	—	(6)

Net cash provided by (used in) financing activities	(351)	393	(375)	(170)	—	(503)

Change in cash and cash equivalents	(6)	—	115	33	—	142
Cash and cash equivalents at beginning of period	6	—	156	249	—	411

Cash and cash equivalents at end of period	$—	$—	$271	$282	$—	$553

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Budget Control Act of 2011 (“BCA”) and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or waiver programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements and the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (11) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (12) changes in accounting practices, (13) changes in general economic conditions nationally and regionally in our markets, (14) future divestitures which may result in charges and possible impairments of long-lived assets, (15) changes in business strategy or development plans, (16) delays in receiving payments for services provided, (17) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (18) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (19) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Health Care Reform

As enacted, the Health Reform Law will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital (“DSH”) payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Numerous

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (continued)

lawsuits have challenged the constitutionality of the Health Reform Law. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012. Based on the outcome of the U.S. Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified. In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year.

First Quarter 2012 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $540 million, or $1.18 per diluted share, for the quarter ended March 31, 2012, compared to $240 million, or $0.52 per diluted share, for the quarter ended March 31, 2011. Revenues increased to $8.405 billion in the first quarter of 2012 from $7.406 billion in the first quarter of 2011. First quarter 2012 results include two Medicare revenue adjustments (and related expenses) that added $170 million to income before income taxes, or $0.22 per diluted share. First quarter 2011 results include a charge of $181 million, or $0.32 per diluted share, related to the termination of the management agreement between HCA and the Investors upon completion of our initial public offering. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 458.3 million shares for the quarter ended March 31, 2012 and 462.0 million shares for the quarter ended March 31, 2011.

Revenues increased 13.5% on a consolidated basis and increased 5.1% on a same facility basis for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. The increase in consolidated revenues can be attributed primarily to the combined impact of a 1.9% increase in revenue per equivalent admission and a 11.4% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 0.3% increase in same facility revenue per equivalent admission and a 4.8% increase in same facility equivalent admissions. The increase in consolidated revenues (and consolidated volume metrics) for the first quarter of 2012 compared to the first quarter of 2011 is related primarily to the impact of the financial consolidation of the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011. The HealthONE venture’s operating results and volume metrics are not included in our same facility amounts. There were two adjustments (Rural Floor Provision and Supplemental Security Income (“SSI”) ratios) related to Medicare revenues for prior periods that impacted both consolidated and same facility revenues for the quarter ended March 31, 2012. The net effect of the Medicare adjustments was increases of $188 million to consolidated revenues and $174 million to same facility revenues.

During the quarter ended March 31, 2012, consolidated admissions and same facility admissions increased 9.0% and 3.2%, respectively, compared to the quarter ended March 31, 2011. Inpatient surgeries increased 7.1% on a consolidated basis and 1.5% on a same facility basis during the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. Outpatient surgeries increased 12.7% on a consolidated basis and 2.7% on a same facility basis during the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. Emergency department visits increased 10.5% on a consolidated basis and 5.3% on a same facility basis during the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011.

For the quarter ended March 31, 2012, the provision for doubtful accounts increased $145 million, compared to the quarter ended March 31, 2011. The self-pay revenue deductions for charity care and uninsured discounts increased $163 million and $366 million, respectively, during the first quarter of 2012, compared to the first quarter of 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2012 Operations Summary (continued)

27.8% for the first quarter of 2012, compared to 25.7% for the first quarter of 2011. Same facility uninsured admissions increased 11.6% and same facility uninsured emergency room visits increased 6.5% for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011.

Interest expense declined $91 million to $442 million for the quarter ended March 31, 2012 from $533 million for the quarter ended March 31, 2011. The decline in interest expense was primarily due to a decline in the average effective interest rate.

Cash flows from operating activities declined $121 million from $918 million for the first quarter of 2011 to $797 million for the first quarter of 2012. The decline is primarily related to the net impact of the decline from changes in working capital items of $465 million and the increase in net income of $305 million.

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

We adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”), during 2011. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. Operating results for the quarter ended March 31, 2011 have been reclassified in accordance with ASU 2011-07.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 13.5% from $7.406 billion in the first quarter of 2011 to $8.405 billion in the first quarter of 2012. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters ended March 31, 2012 and 2011 are summarized in the following tables (dollars in millions):

	2012	Ratio	2011	Ratio
Medicare	$2,313	27.5%	$2,000	27.0%
Managed Medicare	750	8.9	612	8.3
Medicaid	430	5.1	508	6.9
Managed Medicaid	342	4.1	319	4.3
Managed care and other insurers	4,445	52.9	3,778	51.0
International (managed care and other insurers)	260	3.1	233	3.1

	8,540	101.6	7,450	100.6
Uninsured	442	5.3	390	5.3
Other	217	2.6	215	2.9

Revenues before provision for doubtful accounts	9,199	109.5	8,055	108.8
Provision for doubtful accounts	(794)	(9.5)	(649)	(8.8)

Revenues	$8,405	100.0%	$7,406	100.0%

The increase in revenues for the first quarter of 2012 compared to the first quarter of 2011 includes two adjustments (Rural Floor Provision Settlement and SSI ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues. The Rural Floor Provision Settlement was signed on April 5, 2012. As a result of the agreement, we expect to receive additional Medicare payments of approximately $271 million by June 30, 2012. This amount was recorded as an increase to Medicare revenues for the quarter ended March 31, 2012. During March 2012, the Centers for Medicare & Medicaid Services (“CMS”) issued new SSI ratios used for calculating Medicare DSH reimbursement for federal fiscal years ending September 30, 2006 through September 30, 2009. As a result, we recalculated our DSH reimbursement for all applicable periods. The cumulative impact of this retroactive adjustment was a reduction in Medicare revenues of approximately $83 million. This adjustment was recorded as a reduction to Medicare revenues during the quarter ended March 31, 2012.

Consolidated and same facility revenue per equivalent admission increased 1.9% and 0.3%, respectively, in the first quarter of 2012, compared to the first quarter of 2011. Excluding the net effect of the two Medicare adjustments, consolidated and same facility revenue per equivalent admission declined 0.4% and 2.0%, respectively, in the first quarter of 2012, compared to the first quarter of 2011. Consolidated and same facility equivalent admissions increased 11.4% and 4.8%, respectively, in the first quarter of 2012, compared to the first quarter of 2011. Consolidated and same facility admissions increased 9.0% and 3.2%, respectively, in the first quarter of 2012, compared to the first quarter of 2011. Consolidated and same facility outpatient surgeries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

increased 12.7% and 2.7%, respectively, in the first quarter of 2012, compared to the first quarter of 2011. Consolidated and same facility inpatient surgeries increased 7.1% and 1.5%, respectively, in the first quarter of 2012, compared to the first quarter of 2011. Consolidated and same facility emergency department visits increased 10.5% and 5.3%, respectively, in the first quarter of 2012, compared to the first quarter of 2011.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. At March 31, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.517 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these amounts for the quarters ended March 31, 2012 and 2011 follows (dollars in millions):

	2012	Ratio	2011	Ratio
Charity care	$798	25%	$635	25%
Uninsured discounts	1,639	51	1,273	50
Provision for doubtful accounts	794	24	649	25

Totals	$3,231	100%	$2,557	100%

Same facility uninsured admissions increased by 3,074 admissions, or 11.6%, in the first quarter of 2012, compared to the first quarter of 2011. Same facility uninsured admissions in 2011, compared to 2010, increased by 5.2% in the fourth quarter of 2011, 8.8% in the third quarter of 2011, 10.6% in the second quarter of 2011 and 4.7% in the first quarter of 2011.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2012 and 2011 are set forth in the following table.

	2012	2011
Medicare	34%	35%
Managed Medicare	12	11
Medicaid	9	9
Managed Medicaid	8	7
Managed care and other insurers	30	31
Uninsured	7	7

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2012 and 2011 are set forth in the following table.

	2012	2011
Medicare	34%	33%
Managed Medicare	10	9
Medicaid	6	9
Managed Medicaid	4	4
Managed care and other insurers	44	43
Uninsured	2	2

	100%	100%

At March 31, 2012, we had 75 hospitals in the states of Texas and Florida. During the first quarter of 2012, 55% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 60% of our uninsured admissions during the first quarter of 2012.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $128 million and $167 million during the first quarters of 2012 and 2011, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. In 2011, CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program, thus Texas is operating pursuant to a waiver program. However, we cannot predict whether the Texas private supplemental Medicaid reimbursement program will continue or guarantee that revenues recognized for the program will not decline. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Electronic Health Record Incentive Payments (continued)

electronic health record (“EHR”) technology. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

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

We recognized $55 million of electronic health record incentive income related to Medicaid ($3 million) and Medicare ($52 million) incentive programs during the first quarter of 2012. At March 31, 2012, we have $102 million of deferred EHR incentive income, which represents initial incentive payments received for which EHR incentive income has not been recognized. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognition of the expenses may not correlate with the receipt of the incentive payments and the recognition of income. For the first quarters of 2012 and 2011, we incurred $17 million and $20 million, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use.

For 2012, we estimate EHR incentive income will be recognized in the range of $325 million to $350 million and that related EHR operating expenses will be in the range of $125 million to $150 million. Actual EHR incentive income and EHR operating expenses could vary from these estimates due to certain factors, including the availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by CMS and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of any of these factors to occur could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters ended March 31, 2012 and 2011 (dollars in millions):

	2012		2011
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$9,199		$8,055
Provision for doubtful accounts	794		649

Revenues	8,405	100.0	7,406	100.0

Salaries and benefits	3,736	44.5	3,295	44.5
Supplies	1,419	16.9	1,275	17.2
Other operating expenses	1,493	17.6	1,322	17.8
Electronic health record incentive income	(55)	(0.6)	—	—
Equity in earnings of affiliates	(11)	(0.1)	(76)	(1.0)
Depreciation and amortization	417	4.9	358	4.9
Interest expense	442	5.3	533	7.2
Losses on sales of facilities	1	—	1	—
Termination of management agreement	—	—	181	2.4

	7,442	88.5	6,889	93.0

Income before income taxes	963	11.5	517	7.0
Provision for income taxes	324	3.9	183	2.5

Net income	639	7.6	334	4.5
Net income attributable to noncontrolling interests	99	1.2	94	1.3

Net income attributable to HCA Holdings, Inc.	$540	6.4	$240	3.2

% changes from prior year:
Revenues	13.5%		6.1%
Income before income taxes	86.4		(24.5)
Net income attributable to HCA Holdings, Inc.	125.2		(38.2)
Admissions(a)	9.0		2.0
Equivalent admissions(b)	11.4		3.7
Revenue per equivalent admission	1.9		2.3
Same facility % changes from prior year(c):
Revenues	5.1		5.3
Admissions(a)	3.2		1.6
Equivalent admissions(b)	4.8		3.3
Revenue per equivalent admission	0.3		2.0

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2012 and 2011

Net income attributable to HCA Holdings, Inc. totaled $540 million, or $1.18 per diluted share, for the first quarter of 2012 compared to $240 million, or $0.52 per diluted share, for the first quarter of 2011. First quarter 2012 results include two Medicare adjustments (and related expenses) that added $170 million to income before income taxes, or $0.22 per diluted share. First quarter 2011 results include a charge of $181 million (pretax), or $0.32 per diluted share, related to the termination of the management agreement between HCA and the Investors upon completion of our initial public offering. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 458.3 million shares and 462.0 million shares for the quarters ended March 31, 2012 and 2011, respectively.

For the first quarter of 2012, consolidated and same facility admissions increased 9.0% and 3.2%, respectively, compared to the first quarter of 2011. Consolidated and same facility outpatient surgical volumes increased 12.7% and 2.7%, respectively, during the first quarter of 2012, compared to the first quarter of 2011. Consolidated and same facility inpatient surgeries increased 7.1% and 1.5%, respectively, in the first quarter of 2012, compared to the first quarter of 2011. Consolidated and same facility emergency department visits increased 10.5% and 5.3%, respectively, during the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011.

Revenues before provision for doubtful accounts increased 14.2% for the first quarter of 2012 compared to the first quarter of 2011. Provision for doubtful accounts increased $145 million from $649 million in the first quarter of 2011 to $794 million in the first quarter of 2012. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $163 million and $366 million, respectively, during the first quarter of 2012, compared to the first quarter of 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 27.8% for the first quarter of 2012, compared to 25.7% for the first quarter of 2011. At March 31, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.517 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 13.5% primarily due to the combined impact of revenue per equivalent admission growth of 1.9% and an increase of 11.4% in equivalent admissions for the first quarter of 2012 compared to the first quarter of 2011. Same facility revenues increased 5.1% due to the combined impact of a 0.3% increase in same facility revenue per equivalent admission and a 4.8% increase in same facility equivalent admissions for the first quarter of 2012 compared to the first quarter of 2011. The increase in revenues for the first quarter of 2012 compared to the first quarter of 2011 is related primarily to the combined impact of the financial consolidation of our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011 (HealthONE revenues are not included in same facility amounts) and two adjustments (Rural Floor Provision Settlement and SSI ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues.

Salaries and benefits, as a percentage of revenues, were 44.5% in the first quarters of both 2012 and 2011. Salaries and benefits per equivalent admission increased 1.8% in the first quarter of 2012 compared to the first quarter of 2011. Same facility labor rate increases averaged 1.8% for the first quarter of 2012 compared to the first quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2012 and 2011 (continued)

Supplies, as a percentage of revenues, were 16.9% in the first quarter of 2012 and 17.2% in the first quarter of 2011. Supply cost per equivalent admission declined 0.2% in the first quarter of 2012 compared to the first quarter of 2011. Supply costs per equivalent admission increased 0.4% for medical devices and declined 1.7% for pharmacy supplies, 1.4% for general medical and surgical items and 5.0% for blood products in the first quarter of 2012 compared to the first quarter of 2011.

Other operating expenses, as a percentage of revenues, declined to 17.6% in the first quarter of 2012 from 17.8% in the first quarter of 2011. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $80 million and $91 million of indigent care costs in certain Texas markets during the first quarters of 2012 and 2011, respectively. Provisions for losses related to professional liability risks were $94 million and $61 million for the first quarters of 2012 and 2011, respectively.

We recognized $55 million of electronic health record incentive income related to Medicaid ($3 million) and Medicare ($52 million) incentive programs during the first quarter of 2012. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates was $11 million and $76 million in the first quarters of 2012 and 2011, respectively. Equity in earnings of affiliates for the first quarter of 2011 relates primarily to our Denver, Colorado market (HealthONE) joint venture, which effective November 1, 2011, we began consolidating due to our acquisition of our partner’s approximate 40% ownership interest.

Depreciation and amortization increased $59 million, from $358 million in the first quarter of 2011 to $417 million in the first quarter of 2012. The increase was primarily related to the consolidation of HealthONE.

Interest expense declined from $533 million in the first quarter of 2011 to $442 million in the first quarter of 2012 due primarily to a decline in the average effective interest rate. Our average debt balance was $27.537 billion for the first quarter of 2012 compared to $27.357 billion for the first quarter of 2011. The average effective interest rate for our long term debt declined from 7.9% for the quarter ended March 31, 2011 to 6.5% for the quarter ended March 31, 2012.

During each of the first quarters of 2012 and 2011, we recorded net losses on sales of facilities of $1 million.

Our Investors provided management and advisory services to the Company, pursuant to a management agreement among HCA and the Investors executed in connection with the Investors’ acquisition of HCA in November 2006. In March 2011, the management agreement was terminated pursuant to its terms upon completion of the initial public offering of our common stock, and the Investors were paid a final fee of $181 million.

The effective tax rates were 37.4% and 43.3% for the first quarters of 2012 and 2011, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first quarter of 2011 increased by $29 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2012 and 2011 (continued)

related to adjustments to our liability for unrecognized tax benefits. Excluding the effect of these adjustments, the effective tax rate for the first quarter of 2011 would have been 36.4%.

Net income attributable to noncontrolling interests increased from $94 million for the first quarter of 2011 to $99 million for the first quarter of 2012.

Liquidity and Capital Resources

Cash provided by operating activities totaled $797 million in the first quarter of 2012 compared to $918 million in the first quarter of 2011. The $121 million decline in cash provided by operating activities in the first quarter of 2012 compared to the first quarter of 2011 related primarily to the net effect of the negative impact from changes in working capital items of $465 million and the increase in net income of $305 million. The combined interest payments and net tax refunds in the first quarters of 2012 and 2011 were $492 million and $241 million, respectively. Working capital totaled $1.667 billion at March 31, 2012 and $1.679 billion at December 31, 2011.

Cash used in investing activities was $437 million in the first quarter of 2012 compared to $273 million in the first quarter of 2011. Excluding acquisitions, capital expenditures were $335 million in the first quarter of 2012 and $329 million in the first quarter of 2011. We expended $58 million for the acquisition of a hospital facility during the first quarter of 2012. We also expended $54 million and $22 million to acquire nonhospital health care facilities during the first quarters of 2012 and 2011, respectively. Capital expenditures are expected to approximate $1.85 billion in 2012. At March 31, 2012, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.61 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $55 million from sales of hospitals and health care entities during the first quarter of 2011. We received net cash flows from our investments of $6 million and $20 million in the first quarters of 2012 and 2011, respectively.

Cash used in financing activities totaled $262 million during the first quarter of 2012 compared to $503 million during the first quarter of 2011. During the first quarter of 2012, net cash flows used in financing activities included increases in net borrowings of $787 million, distributions to noncontrolling interests of $93 million, distributions to stockholders of $982 million, payments of debt issuance costs of $16 million and receipts of $49 million of income tax benefits for certain items (primarily distributions to holders of our stock options). During the first quarter of 2011, cash flows used in financing activities included reductions in net borrowings of $2.900 billion, net proceeds of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering, distributions to noncontrolling interests of $95 million, distributions to stockholders of $30 million and receipts of $22 million of income tax benefits for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $27.902 billion at March 31, 2012. Our interest expense was $442 million for the first quarter of 2012 and $533 million for the first quarter of 2011. The decline in interest expense was primarily related to a decline in the average effective interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.750 billion and $2.860 billion available as of March 31, 2012 and April 30, 2012, respectively) and anticipated access to public and private debt markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

During February 2012, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock awards. The distribution declared was $2.00 per share and vested stock award, or approximately $971 million in the aggregate.

During February 2012, we issued $1.350 billion aggregate principal amount of 5.875% senior secured notes due 2022. After the payment of related fees and expenses, we used the proceeds for general corporate purposes.

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

During September 2011, we repurchased 80,771,143 shares of our common stock beneficially owned by affiliates of Bank of America Corporation at a purchase price of $18.61 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 14, 2011. The repurchase was financed using a combination of cash on hand and borrowings under available credit facilities.

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

Investments of our insurance subsidiaries, to maintain statutory equity and pay claims, totaled $610 million and $628 million at March 31, 2012 and December 31, 2011, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $353 million and $410 million at March 31, 2012 and December 31, 2011, respectively. Our facilities are insured by a wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $926 million and $842 million at March 31, 2012 and December 31, 2011, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $289 million. We estimate that approximately $215 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $602 million and $8 million, respectively, at March 31, 2012. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2012, we had a net unrealized gain of $16 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our wholly-owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At March 31, 2012, our wholly-owned insurance subsidiaries had invested $95 million ($98 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $4.544 billion of long-term debt at March 31, 2012 was subject to variable rates of interest, while the remaining balance in long-term debt of $23.358 billion at March 31, 2012 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 7.9% for the quarter ended March 31, 2011 to 6.5% for the quarter ended March 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

The estimated fair value of our total long-term debt was $28.821 billion at March 31, 2012. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $45 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

We are contesting certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2012	2011
CONSOLIDATING
Number of hospitals in operation at:
March 31	164	156
June 30		157
September 30		157
December 31		163
Number of freestanding outpatient surgical centers in operation at:
March 31	109	98
June 30		98
September 30		98
December 31		108
Licensed hospital beds at(a):
March 31	41,815	39,075
June 30		39,472
September 30		39,526
December 31		41,594
Weighted average licensed beds(b):
Quarter:
First	41,740	39,061
Second		39,356
Third		39,509
Fourth		40,994
Year		39,735
Average daily census(c):
Quarter:
First	23,284	22,002
Second		20,764
Third		20,528
Fourth		21,213
Year		21,123
Admissions(d):
Quarter:
First	443,300	406,900
Second		397,500
Third		402,300
Fourth		413,700
Year		1,620,400
Equivalent admissions(e):
Quarter:
First	711,100	638,400
Second		638,900
Third		650,900
Fourth		667,700
Year		2,595,900

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

Average length of stay (days)(f):
Quarter:
First	4.8	4.9
Second		4.8
Third		4.7
Fourth		4.7
Year		4.8
Emergency room visits(g):
Quarter:
First	1,688,400	1,527,600
Second		1,512,000
Third		1,539,500
Fourth		1,564,400
Year		6,143,500
Outpatient surgeries(h):
Quarter:
First	217,500	193,000
Second		199,100
Third		194,300
Fourth		212,800
Year		799,200
Inpatient surgeries(i):
Quarter:
First	128,300	119,700
Second		120,200
Third		121,100
Fourth		123,500
Year		484,500
Days revenues in accounts receivable(j):
Quarter:
First	53	49
Second		50
Third		50
Fourth		52
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$41,377	$34,764
Second		34,242
Third		34,288
Fourth		38,222
Year		141,516
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	37%	36%
Second		37%
Third		37%
Fourth		38%
Year		37%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at March 31, 2012 (m):
Medicare and Medicaid	14%	1%	1%
Managed care and other discounted	24	4	5
Uninsured	15	8	28

Total	53%	13%	34%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day. With our adoption of ASU 2011-07 during 2011, “revenues” used in this computation are net of the provision for doubtful accounts.
(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(m)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $9.034 billion (each 1% is equivalent to approximately $90 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth

Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. In September of 2011, the trial court issued its remedies phase decision and held that the only remedy to which the Foundation was entitled was rescission of the intra-corporate transfer that breached the transfer restriction (the Company has complied with the Court’s order, and it is not expected that such compliance will have any material effect on our operations or financial position). The Court awarded the Foundation, under the terms of the Asset Purchase Agreement, a “fraction” of its attorney fees. The Foundation appealed the remedy phase ruling, and the Company cross-appealed the liability determination. On October 31, 2011, the New Hampshire Supreme Court, on its own, raised the question whether the appeal needed to await the trial court’s further ruling on attorney fees. On November 21, 2011, after the parties briefed the issue, the New Hampshire Supreme Court dismissed the appeal as premature and remanded the case to the trial court. In February 2012, the trial court certified the case for a possible interlocutory appeal without addressing the attorney fees issue. The New Hampshire Supreme Court rejected the request for an interlocutory appeal. The parties subsequently reached a stipulation regarding the attorney fees. An appeal is expected to go forward following entry of judgment by the trial court.

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

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions have been consolidated in the Middle District of Tennessee and the parties have agreed that those cases shall be stayed pending developments in the shareholder class actions. The state derivative action has also been stayed pending developments in the shareholder class actions.

General Liability and Other Claims

We are subject to claims for additional income taxes and related interest by the IRS Examination Division. For a description of those proceedings, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes” and Note 2 to our condensed consolidated financial statements.

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

ITEM 6.	EXHIBITS

(a) List of Exhibits:

10.1	—	HCA Holdings, Inc. 2012 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, and incorporated herein by reference).*

10.2	—	Form of 2012 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, and incorporated herein by reference).*

10.3	—	Extension Amendment No. 1, dated as of April 25, 2012, by and among HCA Inc., HCA UK Capital Limited, each of the U.S. Guarantors, each of the European Guarantors, the lender party thereto and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2012, and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from our quarterly report on Form 10-Q for the quarters ended March 31, 2012 and 2011, filed with the SEC on May 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, (ii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2012 and 2011, (iii) the condensed consolidated statements of cash flows for the quarters ended March 31, 2012 and 2011 and (iv) the notes to condensed consolidated financial statements.(1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ R. MILTON JOHNSON
R. Milton Johnson
President and Chief Financial Officer

Date: May 8, 2012