Form 10-Q
period 2012-05-30
HCA Holdings, Inc.
filed 2012-08-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2012
Voting common stock, $.01 par value	440,652,700 shares

HCA HOLDINGS, INC.

Form 10-Q

June 30, 2012

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2012	2011	2012	2011
Revenues before provision for doubtful accounts	$9,153	$8,024	$18,352	$16,079
Provision for doubtful accounts	1,041	775	1,835	1,424

Revenues	8,112	7,249	16,517	14,655

Salaries and benefits	3,707	3,320	7,443	6,615
Supplies	1,422	1,295	2,841	2,570
Other operating expenses	1,493	1,326	2,986	2,648
Electronic health record incentive income	(70)	(39)	(125)	(39)
Equity in earnings of affiliates	(9)	(73)	(20)	(149)
Depreciation and amortization	420	358	837	716
Interest expense	448	520	890	1,053
Losses on sales of facilities	2	—	3	1
Losses on retirement of debt	—	75	—	75
Termination of management agreement	—	—	—	181

	7,413	6,782	14,855	13,671

Income before income taxes	699	467	1,662	984
Provision for income taxes	214	147	538	330

Net income	485	320	1,124	654
Net income attributable to noncontrolling interests	94	91	193	185

Net income attributable to HCA Holdings, Inc.	$391	$229	$931	$469

Per share data:
Basic earnings per share	$0.89	$0.44	$2.12	$0.98
Diluted earnings per share	$0.85	$0.43	$2.03	$0.94
Cash dividends declared per share	$—	$—	$2.00	$—
Shares used in earnings per share calculations (in thousands):
Basic	439,473	516,448	438,705	480,525
Diluted	458,621	538,557	458,467	500,463

Comprehensive income attributable to HCA Holdings, Inc.	$353	$234	$922	$558

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$518	$373
Accounts receivable, less allowance for doubtful accounts of $4,416 and $4,106	4,485	4,533
Inventories	1,055	1,054
Deferred income taxes	323	594
Other	756	679

	7,137	7,233

Property and equipment, at cost	28,742	28,075
Accumulated depreciation	(15,896)	(15,241)

	12,846	12,834

Investments of insurance subsidiaries	495	548
Investments in and advances to affiliates	102	101
Goodwill and other intangible assets	5,431	5,251
Deferred loan costs	281	290
Other	840	641

	$27,132	$26,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,517	$1,597
Accrued salaries	970	965
Other accrued expenses	1,651	1,585
Long-term debt due within one year	1,309	1,407

	5,447	5,554

Long-term debt	25,732	25,645
Professional liability risks	1,039	993
Income taxes and other liabilities	1,857	1,720

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 440,483,600 shares in 2012 and 437,477,900 shares in 2011	4	4
Capital in excess of par value	1,665	1,601
Accumulated other comprehensive loss	(449)	(440)
Retained deficit	(9,463)	(9,423)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,243)	(8,258)
Noncontrolling interests	1,300	1,244

	(6,943)	(7,014)

	$27,132	$26,898

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Unaudited

(Dollars in millions)

	2012	2011
Cash flows from operating activities:
Net income	$1,124	$654
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,927)	(1,576)
Provision for doubtful accounts	1,835	1,424
Depreciation and amortization	837	716
Income taxes	326	317
Losses on sales of facilities	3	1
Losses on retirement of debt	—	75
Amortization of deferred loan costs	29	39
Share-based compensation	23	16
Other	7	—

Net cash provided by operating activities	2,257	1,666

Cash flows from investing activities:
Purchase of property and equipment	(784)	(776)
Acquisition of hospitals and health care entities	(139)	(168)
Disposition of hospitals and health care entities	6	54
Change in investments	35	76
Other	(4)	2

Net cash used in investing activities	(886)	(812)

Cash flows from financing activities:
Issuance of long-term debt	1,350	—
Net change in revolving credit facilities	(820)	(1,524)
Repayment of long-term debt	(608)	(1,508)
Distributions to noncontrolling interests	(191)	(185)
Payment of debt issuance costs	(19)	(12)
Issuance of common stock	—	2,506
Distributions to stockholders	(982)	(30)
Income tax benefits	71	49
Other	(27)	(22)

Net cash used in financing activities	(1,226)	(726)

Change in cash and cash equivalents	145	128
Cash and cash equivalents at beginning of period	373	411

Cash and cash equivalents at end of period	$518	$539

Interest payments	$854	$1,043
Income tax payments (refunds), net	$141	$(36)

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

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share (before deducting underwriter discounts, commissions and other related offering expenses). Certain of our stockholders also sold 57,410,700 shares of our common stock in this offering. We did not receive any proceeds from the shares sold by the selling stockholders. Our common stock is traded on the New York Stock Exchange (symbol “HCA”).

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

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2012, these affiliates owned and operated 163 hospitals, 110 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $59 million and $55 million for the quarters ended June 30, 2012 and 2011, respectively, and $112 million and $109 million for the six months ended

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

June 30, 2012 and 2011, respectively. Operating results for the quarter and the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

In 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. Operating results for the quarter and six months ended June 30, 2011 have been reclassified in accordance with ASU 2011-07.

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters and six months ended June 30, 2012 and 2011 are summarized in the following tables (dollars in millions):

	Quarter
	2012	Ratio	2011	Ratio
Medicare	$1,989	24.5%	$1,871	25.8%
Managed Medicare	729	9.0	584	8.1
Medicaid	380	4.7	479	6.6
Managed Medicaid	358	4.4	316	4.4
Managed care and other insurers	4,473	55.1	3,853	53.1
International (managed care and other insurers)	266	3.3	233	3.2

	8,195	101.0	7,336	101.2
Uninsured	739	9.1	492	6.8
Other	219	2.7	196	2.7

Revenues before provision for doubtful accounts	9,153	112.8	8,024	110.7
Provision for doubtful accounts	(1,041)	(12.8)	(775)	(10.7)

Revenues	$8,112	100.0%	$7,249	100.0%

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

	Six Months
	2012	Ratio	2011	Ratio
Medicare	$4,302	26.0%	$3,871	26.4%
Managed Medicare	1,479	9.0	1,196	8.2
Medicaid	810	4.9	987	6.7
Managed Medicaid	700	4.2	635	4.3
Managed care and other insurers	8,918	54.0	7,631	52.1
International (managed care and other insurers)	526	3.2	466	3.2

	16,735	101.3	14,786	100.9
Uninsured	1,181	7.2	882	6.0
Other	436	2.6	411	2.8

Revenues before provision for doubtful accounts	18,352	111.1	16,079	109.7
Provision for doubtful accounts	(1,835)	(11.1)	(1,424)	(9.7)

Revenues	$16,517	100.0%	$14,655	100.0%

The increase in revenues for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 includes two adjustments (Rural Floor Provision Settlement and Supplemental Security Income (“SSI”) ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues. The Rural Floor Provision Settlement was signed on April 5, 2012. As a result of the agreement, we received additional Medicare payments of approximately $271 million during June 2012. This amount was recorded as an increase to Medicare revenues for the quarter ended March 31, 2012. During March 2012, the Centers for Medicare & Medicaid Services (“CMS”) issued new SSI ratios used for calculating Medicare Disproportionate Share Hospital (“DSH”) reimbursement for federal fiscal years ending September 30, 2006 through September 30, 2009. As a result, we recalculated our DSH reimbursement for all applicable periods. The cumulative impact of this retroactive adjustment was a reduction in Medicare revenues of approximately $83 million. This adjustment was recorded as a reduction to Medicare revenues during the quarter ended March 31 2012. The net effect of these adjustments (and related expenses) added $170 million to income before income taxes, or $0.22 per diluted share, for the six months ended June 30, 2012.

We previously reported $39 million of Medicaid electronic health record (“EHR”) incentives for the quarter and six months ended June 30, 2011 in the line item “Revenues” in our condensed consolidated income statements. This amount has been reclassified and is now included in the line item “Electronic health record incentive income” in our condensed consolidated comprehensive income statements for the quarter and six months ended June 30, 2011.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — INCOME TAXES

At June 30, 2012, we were contesting certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — INCOME TAXES (continued)

Our liability for unrecognized tax benefits was $518 million, including accrued interest of $46 million, as of June 30, 2012 ($494 million and $62 million, respectively, as of December 31, 2011). Unrecognized tax benefits of $157 million ($173 million as of December 31, 2011) would affect the effective rate, if recognized. The provision for income taxes reflects $18 million and $2 million ($11 million and $1 million, respectively, net of tax) in reductions in interest expense related to taxing authority examinations for the quarters ended June 30, 2012 and 2011, respectively, and $21 million and $26 million ($13 million and $16 million, respectively, net of tax) in reductions in interest expense related to taxing authority examinations for the six months ended June 30, 2012 and 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2012 and 2011 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Six Months
	2012	2011	2012	2011
Net income attributable to HCA Holdings, Inc.	$391	$229	$931	$469

Weighted average common shares outstanding	439,473	516,448	438,705	480,525
Effect of dilutive securities	19,148	22,109	19,762	19,938

Shares used for diluted earnings per share	458,621	538,557	458,467	500,463

Earnings per share:
Basic earnings per share	$0.89	$0.44	$2.12	$0.98
Diluted earnings per share	$0.85	$0.43	$2.03	$0.94

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2012 and December 31, 2011 follows (dollars in millions):

	June 30, 2012
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$377	$20	$—	$397
Auction rate securities	76	—	(6)	70
Asset-backed securities	17	—	—	17
Money market funds	129	—	—	129

	599	20	(6)	613
Equity securities	7	1	—	8

	$606	$21	$(6)	621

Amounts classified as current assets				(126)

Investment carrying value				$495

	December 31, 2011
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$398	$19	$—	$417
Auction rate securities	139	—	(8)	131
Asset-backed securities	20	—	—	20
Money market funds	53	—	—	53

	610	19	(8)	621
Equity securities	7	1	(1)	7

	$617	$20	$(9)	628

Amounts classified as current assets				(80)

Investment carrying value				$548

At June 30, 2012 and December 31, 2011, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At both June 30, 2012 and December 31, 2011, $19 million of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at June 30, 2012 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$161	$161
Due after one year through five years	115	123
Due after five years through ten years	132	140
Due after ten years	98	102

	506	526
Auction rate securities	76	70
Asset-backed securities	17	17

	$599	$613

The average expected maturity of the investments in debt securities at June 30, 2012 was 3.8 years, compared to the average scheduled maturity of 8.1 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At June 30, 2012, the average expected maturities for our auction rate and asset-backed securities were 4.9 years and 4.4 years, respectively, compared to average scheduled maturities of 24.6 years and 24.3 years, respectively.

NOTE 5 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2012 and December 31, 2011, including related interest rates at June 30, 2012, follows (dollars in millions):

	June 30, 2012	December 31, 2011
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$1,335	$2,155
Senior secured term loan facilities (effective interest rate of 5.0%)	7,242	7,425
Senior secured first lien notes (effective interest rate of 7.4%)	8,434	7,081
Other senior secured debt (effective interest rate of 6.8%)	391	350

First lien debt	17,402	17,011
Senior secured notes (effective interest rate of 11.0%)	197	197
Senior unsecured notes (effective interest rate of 7.3%)	9,442	9,844

Total debt (average life of 6.8 years, rates averaging 6.5%)	27,041	27,052
Less amounts due within one year	1,309	1,407

	$25,732	$25,645

During April 2012, we extended $75 million of our term loan A-1 facility with a final maturity of November 2012 and $651 million of our term loan B-1 facility with a final maturity of November 2013 to term loan A-3 with a final maturity of February 2016.

During February 2012, we issued $1.350 billion aggregate principal amount of 5.875% senior secured notes due 2022. After the payment of related fees and expenses, we used the proceeds for general corporate purposes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — LONG-TERM DEBT (continued)

During June 2011, we redeemed all $1.000 billion aggregate principal amount of our 9 1/8% senior secured notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% senior secured notes due 2017, at a redemption price of 109.875% of the principal amount. The pretax losses on retirement of debt related to these redemptions were $75 million.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2012 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(8)
Pay-fixed interest rate swaps	3,000	December 2016	(362)
Pay-fixed interest rate swaps	1,000	December 2017	(70)

During the next 12 months, we estimate $118 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

Our cross currency swap is not designated as a hedge, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement at June 30, 2012 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States dollar currency swap	266 Euro	November 2013	$(26)

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the six months ended June 30, 2012 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$64	Interest expense	$60

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Operations on Derivatives	Amount of Loss Recognized in Operations on Derivatives
Cross currency swap	Other operating expenses	$10

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2012, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2012, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $494 million.

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

Our wholly-owned insurance subsidiaries had investments in tax-exempt auction rate securities (“ARS”), which are backed by student loans substantially guaranteed by the federal government, of $70 million ($76 million par value) at June 30, 2012. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiaries are expected to be met by other investments in their investment portfolios. During 2011 and the six months ended June 30, 2012, certain issuers and their broker/dealers redeemed or repurchased $112 million and $63 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at June 30, 2012 and December 31, 2011, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$397	$—	$397	$—
Auction rate securities	70	—	—	70
Asset-backed securities	17	—	17	—
Money market funds	129	129	—	—

	613	129	414	70
Equity securities	8	2	5	1

Investments of insurance subsidiaries	621	131	419	71
Less amounts classified as current assets	(126)	(126)	—	—

	$495	$5	$419	$71

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$26	$—	$26	$—
Interest rate swaps (Income taxes and other liabilities)	440	—	440	—

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the six months ended June 30, 2012 (dollars in millions):

Asset balances at December 31, 2011	$132
Unrealized gains included in other comprehensive income	2
Settlements	(63)

Asset balances at June 30, 2012	$71

The estimated fair value of our long-term debt was $28.146 billion and $27.199 billion at June 30, 2012 and December 31, 2011, respectively, compared to carrying amounts aggregating $27.041 billion and $27.052 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). Based upon the Company’s review to date, which is not yet complete, the Company believes that such reviews have occurred at approximately 10 of its affiliated hospitals, located primarily in Florida. At this time, we cannot predict what effect, if any, the request or any resulting claims, including any potential claims under the federal False Claims Act, other statutes, regulations or laws, could have on the Company.

On October 28, 2011, a shareholder action was filed in the United States District Court for the Middle District of Tennessee. The case seeks to include, as a class, all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement and Prospectus issued in connection with the March 9, 2011 initial public offering. The lawsuit asserts a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints setting forth substantially similar claims were filed in the same federal court. All three cases were consolidated. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — CONTINGENCIES (continued)

Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates.

NOTE 9 — COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2012 and 2011 are only attributable to HCA Holdings, Inc. and are as follows (dollars in millions):

	Quarter		Six Months
	2012	2011	2012	2011
Net income attributable to HCA Holdings, Inc.	$391	$229	$931	$469
Change in fair value of derivative instruments	(29)	2	(25)	69
Change in fair value of available-for-sale securities	—	—	3	(1)
Foreign currency translation adjustments	(14)	—	4	14
Defined benefit plans	5	3	9	7

Comprehensive income	$353	$234	$922	$558

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	June 30, 2012	December 31, 2011
Change in fair value of derivative instruments	$(278)	$(253)
Change in fair value of available-for-sale securities	10	7
Foreign currency translation adjustments	(21)	(25)
Defined benefit plans	(160)	(169)

Accumulated other comprehensive loss	$(449)	$(440)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances, December 31, 2011	437,478	$4	$1,601	$(440)	$(9,423)	$1,244	$(7,014)
Net income	—	—	—	—	931	193	1,124
Other comprehensive loss	—	—	—	(9)	—	—	(9)
Distributions	—	—	—	—	(971)	(191)	(1,162)
Share-based benefit plans	3,006	—	65	—	—	—	65
Adjustment to the acquired controlling interest in equity investment	—	—	—	—	—	30	30
Other	—	—	(1)	—	—	24	23

Balances, June 30, 2012	440,484	$4	$1,665	$(449)	$(9,463)	$1,300	$(6,943)

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

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Our operations are structured into three geographically organized groups: the National, Southwest and Central Groups. At June 30, 2012, the National Group includes 64 hospitals located in Florida, South Carolina, southern Georgia, Alaska, California, Nevada, Utah and Idaho, the Southwest Group includes 47 hospitals located in Colorado, Texas, Oklahoma and the Wichita, Kansas market, and the Central Group includes 46 hospitals located in Louisiana, Indiana, Kentucky, Tennessee, Virginia, New Hampshire, northern Georgia and the Kansas City market. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses on sales of facilities, losses on retirement of debt, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The Southwest Group’s increases in revenues, adjusted segment EBITDA and depreciation and amortization, and the declines in equity in earnings of affiliates, for the quarter and six months ended June 30, 2012 compared to the quarter and six months ended June 30, 2011 are primarily attributable to the financial consolidation of our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2012 and 2011 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2012	2011	2012	2011
Revenues:
National Group	$3,143	$3,013	$6,431	$6,117
Southwest Group	2,840	2,220	5,754	4,485
Central Group	1,789	1,735	3,664	3,486
Corporate and other	340	281	668	567

	$8,112	$7,249	$16,517	$14,655

Equity in earnings of affiliates:
National Group	$(3)	$(1)	$(7)	$(2)
Southwest Group	(7)	(73)	(14)	(148)
Central Group	—	—	(1)	—
Corporate and other	1	1	2	1

	$(9)	$(73)	$(20)	$(149)

Adjusted segment EBITDA:
National Group	$663	$576	$1,409	$1,248
Southwest Group	650	567	1,397	1,162
Central Group	331	318	733	651
Corporate and other	(75)	(41)	(147)	(51)

	$1,569	$1,420	$3,392	$3,010

Depreciation and amortization:
National Group	$143	$127	$283	$252
Southwest Group	147	110	296	221
Central Group	87	89	175	177
Corporate and other	43	32	83	66

	$420	$358	$837	$716

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Six Months
	2012	2011	2012	2011

Adjusted segment EBITDA	$1,569	$1,420	$3,392	$3,010
Depreciation and amortization	420	358	837	716
Interest expense	448	520	890	1,053
Losses on sales of facilities	2	—	3	1
Losses on retirement of debt	—	75	—	75
Termination of management agreement	—	—	—	181

Income before income taxes	$699	$467	$1,662	$984

NOTE 11 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2012, we paid $58 million, assumed liabilities of $33 million and recorded goodwill of $53 million related to the acquisition of a hospital facility in the Southwest Group. During the six months ended June 30, 2011, we paid $136 million to acquire a hospital in the National Group. During the six months ended June 30, 2012 and 2011, we paid $81 million and $32 million, respectively, to acquire nonhospital health care entities. During the six months ended June 30, 2012, we recorded final adjustments to the purchase price allocation related to our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC joint venture. These adjustments resulted in a $30 million increase to noncontrolling interests, a $26 million reduction to property and equipment and a $56 million increase to goodwill.

During the six months ended June 30, 2012, we received proceeds of $6 million and recognized net pretax losses of $3 million related to sales of real estate investments. During the six months ended June 30, 2011, we received proceeds of $54 million and recognized a net pretax loss of $1 million related to the sales of a hospital facility and our investment in a hospital joint venture.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Our summarized condensed consolidating comprehensive income statements for the quarters and six months ended June 30, 2012 and 2011, condensed consolidating balance sheets at June 30, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,753	$4,400	$—	$9,153
Provision for doubtful accounts	—	—	558	483	—	1,041

Revenues	—	—	4,195	3,917	—	8,112

Salaries and benefits	—	—	1,951	1,756	—	3,707
Supplies	—	—	738	684	—	1,422
Other operating expenses	—	—	751	742	—	1,493
Electronic health record incentive income	—	—	(48)	(22)	—	(70)
Equity in earnings of affiliates	(409)	—	(1)	(8)	409	(9)
Depreciation and amortization	—	—	209	211	—	420
Interest expense	30	529	(85)	(26)	—	448
Losses on sales of facilities	—	—	2	—	—	2
Management fees	—	—	(168)	168	—	—

	(379)	529	3,349	3,505	409	7,413

Income (loss) before income taxes	379	(529)	846	412	(409)	699
Provision (benefit) for income taxes	(12)	(189)	297	118	—	214

Net income (loss)	391	(340)	549	294	(409)	485
Net income attributable to noncontrolling interests	—	—	16	78	—	94

Net income (loss) attributable to HCA Holdings, Inc.	$391	$(340)	$533	$216	$(409)	$391

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$391	$(369)	$538	$202	$(409)	$353

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,494	$3,530	$—	$8,024
Provision for doubtful accounts	—	—	457	318	—	775

Revenues	—	—	4,037	3,212	—	7,249

Salaries and benefits	—	—	1,872	1,448	—	3,320
Supplies	—	—	720	575	—	1,295
Other operating expenses	—	2	686	638	—	1,326
Electronic health record incentive income	—	—	(21)	(18)	—	(39)
Equity in earnings of affiliates	(246)	—	(30)	(43)	246	(73)
Depreciation and amortization	—	—	194	164	—	358
Interest expense	30	741	(153)	(98)	—	520
Losses on retirement of debt	—	75	—	—	—	75
Management fees	—	—	(129)	129	—	—

	(216)	818	3,139	2,795	246	6,782

Income (loss) before income taxes	216	(818)	898	417	(246)	467
Provision (benefit) for income taxes	(13)	(323)	347	136	—	147

Net income (loss)	229	(495)	551	281	(246)	320
Net income attributable to noncontrolling interests	—	—	18	73	—	91

Net income (loss) attributable to HCA Holdings, Inc.	$229	$(495)	$533	$208	$(246)	$229

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$229	$(493)	$536	$208	$(246)	$234

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$9,656	$8,696	$—	$18,352
Provision for doubtful accounts	—	—	1,021	814	—	1,835

Revenues	—	—	8,635	7,882	—	16,517

Salaries and benefits	—	—	3,933	3,510	—	7,443
Supplies	—	—	1,491	1,350	—	2,841
Other operating expenses	—	4	1,480	1,502	—	2,986
Electronic health record incentive income	—	—	(89)	(36)	—	(125)
Equity in earnings of affiliates	(969)	—	(3)	(17)	969	(20)
Depreciation and amortization	—	—	409	428	—	837
Interest expense	60	1,058	(176)	(52)	—	890
Losses on sales of facilities	—	—	3	—	—	3
Management fees	—	—	(328)	328	—	—

	(909)	1,062	6,720	7,013	969	14,855

Income (loss) before income taxes	909	(1,062)	1,915	869	(969)	1,662
Provision (benefit) for income taxes	(22)	(389)	689	260	—	538

Net income (loss)	931	(673)	1,226	609	(969)	1,124
Net income attributable to noncontrolling interests	—	—	33	160	—	193

Net income (loss) attributable to HCA Holdings, Inc.	$931	$(673)	$1,193	$449	$(969)	$931

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$931	$(698)	$1,202	$456	$(969)	$922

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$9,072	$7,007	$—	$16,079
Provision for doubtful accounts	—	—	874	550	—	1,424

Revenues	—	—	8,198	6,457	—	14,655

Salaries and benefits	—	—	3,768	2,847	—	6,615
Supplies	—	—	1,431	1,139	—	2,570
Other operating expenses	—	4	1,367	1,277	—	2,648
Electronic health record incentive income	—	—	(21)	(18)	—	(39)
Equity in earnings of affiliates	(504)	—	(60)	(89)	504	(149)
Depreciation and amortization	—	—	389	327	—	716
Interest expense	60	1,432	(316)	(123)	—	1,053
Losses (gains) on sales of facilities	—	—	16	(15)	—	1
Losses on retirement of debt	—	75	—	—	—	75
Termination of management agreement	—	181	—	—	—	181
Management fees	—	—	(253)	253	—	—

	(444)	1,692	6,321	5,598	504	13,671

Income (loss) before income taxes	444	(1,692)	1,877	859	(504)	984
Provision (benefit) for income taxes	(25)	(698)	762	291	—	330

Net income (loss)	469	(994)	1,115	568	(504)	654
Net income attributable to noncontrolling interests	—	—	31	154	—	185

Net income (loss) attributable to HCA Holdings, Inc.	$469	$(994)	$1,084	$414	$(504)	$469

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$469	$(925)	$1,091	$427	$(504)	$558

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$123	$395	$—	$518
Accounts receivable, net	—	—	2,336	2,149	—	4,485
Inventories	—	—	611	444	—	1,055
Deferred income taxes	323	—	—	—	—	323
Other	—	—	349	407	—	756

	323	—	3,419	3,395	—	7,137

Property and equipment, net	—	—	7,146	5,700	—	12,846
Investments of insurance subsidiaries	—	—	—	495	—	495
Investments in and advances to affiliates	—	—	15	87	—	102
Goodwill and other intangible assets	—	—	1,666	3,765	—	5,431
Deferred loan costs	21	260	—	—	—	281
Investments in and advances to subsidiaries	17,794	—	—	—	(17,794)	—
Other	590	—	29	221	—	840

	$18,728	$260	$12,275	$13,663	$(17,794)	$27,132

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,000	$517	$—	$1,517
Accrued salaries	—	—	546	424	—	970
Other accrued expenses	114	379	426	732	—	1,651
Long-term debt due within one year	—	1,242	33	34	—	1,309

	114	1,621	2,005	1,707	—	5,447

Long-term debt	1,525	23,548	140	519	—	25,732
Intercompany balances	24,766	(12,201)	(16,285)	3,720	—	—
Professional liability risks	—	—	—	1,039	—	1,039
Income taxes and other liabilities	566	466	593	232	—	1,857

	26,971	13,434	(13,547)	7,217	—	34,075

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,243)	(13,174)	25,727	5,241	(17,794)	(8,243)
Noncontrolling interests	—	—	95	1,205	—	1,300

	(8,243)	(13,174)	25,822	6,446	(17,794)	(6,943)

	$18,728	$260	$12,275	$13,663	$(17,794)	$27,132

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$931	$(673)	$1,226	$609	$(969)	$1,124
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	—	12	(995)	(944)	—	(1,927)
Provision for doubtful accounts	—	—	1,021	814	—	1,835
Depreciation and amortization	—	—	409	428	—	837
Income taxes	326	—	—	—	—	326
Losses on sales of facilities	—	—	3	—	—	3
Amortization of deferred loan costs	1	28	—	—	—	29
Share-based compensation	23	—	—	—	—	23
Equity in earnings of affiliates	(969)	—	—	—	969	—
Other	—	8	(1)	—	—	7

Net cash provided by (used in) operating activities	312	(625)	1,663	907	—	2,257

Cash flows from investing activities:
Purchase of property and equipment	—	—	(408)	(376)	—	(784)
Acquisition of hospitals and health care entities	—	—	(72)	(67)	—	(139)
Disposition of hospitals and health care entities	—	—	1	5	—	6
Change in investments	—	—	(8)	43	—	35
Other	—	—	(1)	(3)	—	(4)

Net cash used in investing activities	—	—	(488)	(398)	—	(886)

Cash flows from financing activities:
Issuance of long-term debt	—	1,350	—	—	—	1,350
Net change in revolving bank credit facilities	—	(820)	—	—	—	(820)
Repayment of long-term debt	—	(545)	(16)	(47)	—	(608)
Distributions to noncontrolling interests	—	—	(36)	(155)	—	(191)
Payment of debt issuance costs	—	(19)	—	—	—	(19)
Distributions to stockholders	(982)	—	—	—	—	(982)
Changes in intercompany balances with affiliates, net	628	659	(1,115)	(172)	—	—
Income tax benefits	71	—	—	—	—	71
Other	(29)	—	—	2	—	(27)

Net cash (used in) provided by financing activities	(312)	625	(1,167)	(372)	—	(1,226)

Change in cash and cash equivalents	—	—	8	137	—	145
Cash and cash equivalents at beginning of period	—	—	115	258	—	373

Cash and cash equivalents at end of period	$—	$—	$123	$395	$—	$518

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$469	$(994)	$1,115	$568	$(504)	$654
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	4	(24)	(916)	(640)	—	(1,576)
Provision for doubtful accounts	—	—	874	550	—	1,424
Depreciation and amortization	—	—	389	327	—	716
Income taxes	317	—	—	—	—	317
Losses (gains) on sales of facilities	—	—	16	(15)	—	1
Losses on retirement of debt	—	75	—	—	—	75
Amortization of deferred loan costs	—	39	—	—	—	39
Share-based compensation	16	—	—	—	—	16
Equity in earnings of affiliates	(504)	—	—	—	504	—
Other	—	6	—	(6)	—	—

Net cash provided by (used in) operating activities	302	(898)	1,478	784	—	1,666

Cash flows from investing activities:
Purchase of property and equipment	—	—	(389)	(387)	—	(776)
Acquisition of hospitals and health care entities	—	—	(136)	(32)	—	(168)
Disposition of hospitals and health care entities	—	—	1	53	—	54
Change in investments	—	—	24	52	—	76
Other	—	—	—	2	—	2

Net cash used in investing activities	—	—	(500)	(312)	—	(812)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	(1,524)	—	—	—	(1,524)
Repayment of long-term debt	—	(1,456)	(6)	(46)	—	(1,508)
Distributions to noncontrolling interests	—	—	(41)	(144)	—	(185)
Changes in intercompany balances with affiliates, net	(2,805)	3,890	(955)	(130)	—	—
Payment of debt issuance costs	—	(12)	—	—	—	(12)
Issuances of common stock	2,506	—	—	—	—	2,506
Distributions to stockholders	(30)	—	—	—	—	(30)
Income tax benefits	49	—	—	—	—	49
Other	(28)	—	—	6	—	(22)

Net cash (used in) provided by financing activities	(308)	898	(1,002)	(314)	—	(726)

Change in cash and cash equivalents	(6)	—	(24)	158	—	128
Cash and cash equivalents at beginning of period	6	—	156	249	—	411

Cash and cash equivalents at end of period	$—	$—	$132	$407	$—	$539

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated EHR incentive income and related EHR operating expenses, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Budget Control Act of 2011 (“BCA”) and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit (“UPL”) programs or waiver programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements and the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (11) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (12) changes in accounting practices, (13) changes in general economic conditions nationally and regionally in our markets, (14) future divestitures which may result in charges and possible impairments of long-lived assets, (15) changes in business strategy or development plans, (16) delays in receiving payments for services provided, (17) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (18) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (19) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Health Care Reform

As enacted, the Health Reform Law will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital (“DSH”) payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform (continued)

reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Numerous lawsuits have challenged the constitutionality of the Health Reform Law. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law but struck down the provisions that would have allowed the Department of Health and Human Services (“HHS”) to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. States that choose not to implement the Medicaid expansion will forego funding established by the Health Reform Law to cover most of the expansion costs. It is unclear how many states will decline to implement the Medicaid expansion. Further, repeal or modification of the Health Reform Law has become a theme in political campaigns during the 2012 election year. Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of the Health Reform Law on our business model, financial condition or result of operations.

Second Quarter 2012 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $391 million, or $0.85 per diluted share, for the quarter ended June 30, 2012, compared to $229 million, or $0.43 per diluted share, for the quarter ended June 30, 2011. Revenues increased to $8.112 billion in the second quarter of 2012 from $7.249 billion in the second quarter of 2011. Second quarter 2011 results include losses on retirement of debt of $75 million, or $0.08 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 458.6 million shares for the quarter ended June 30, 2012 and 538.6 million shares for the quarter ended June 30, 2011.

Revenues increased 11.9% on a consolidated basis and increased 3.8% on a same facility basis for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011. The increase in consolidated revenues can be attributed primarily to the combined impact of a 2.0% increase in revenue per equivalent admission and a 9.7% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined net impact of a 0.1% decline in same facility revenue per equivalent admission and a 3.9% increase in same facility equivalent admissions. The increase in consolidated revenues (and consolidated volume metrics) for the second quarter of 2012 compared to the second quarter of 2011 is related primarily to the impact of the financial consolidation of the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011. The HealthONE venture’s operating results and volume metrics are not included in our same facility amounts.

During the quarter ended June 30, 2012, consolidated admissions and same facility admissions increased 7.7% and 2.5%, respectively, compared to the quarter ended June 30, 2011. Inpatient surgeries increased 5.5% on a consolidated basis and declined 0.6% on a same facility basis during the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011. Outpatient surgeries increased 10.4% on a consolidated basis and 0.3% on a same facility basis during the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011. Emergency department visits increased 13.4% on a consolidated basis and 8.8% on a same facility basis during the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011.

For the quarter ended June 30, 2012, the provision for doubtful accounts increased $266 million, compared to the quarter ended June 30, 2011. The self-pay revenue deductions for charity care and uninsured discounts increased $76 million and $278 million, respectively, during the second quarter of 2012, compared to the second quarter of 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2012 Operations Summary (continued)

29.5% for the second quarter of 2012, compared to 27.7% for the second quarter of 2011. Same facility uninsured admissions increased 8.9% and same facility uninsured emergency room visits increased 9.8% for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011.

Interest expense declined $72 million to $448 million for the quarter ended June 30, 2012 from $520 million for the quarter ended June 30, 2011. The decline in interest expense was due to a decline in the average effective interest rate.

Cash flows from operating activities increased $712 million from $748 million for the second quarter of 2011 to $1.460 billion for the second quarter of 2012. The increase is primarily related to the combined impact of the increase from changes in working capital items of $525 million and the increase in net income of $165 million.

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

We adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”), during 2011. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. Operating results for the quarter and six months ended June 30, 2011 have been reclassified in accordance with ASU 2011-07.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 11.9% from $7.249 billion in the second quarter of 2011 to $8.112 billion in the second quarter of 2012. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters and six months ended June 30, 2012 and 2011 are summarized in the following tables (dollars in millions):

	Quarter
	2012	Ratio	2011	Ratio
Medicare	$1,989	24.5%	$1,871	25.8%
Managed Medicare	729	9.0	584	8.1
Medicaid	380	4.7	479	6.6
Managed Medicaid	358	4.4	316	4.4
Managed care and other insurers	4,473	55.1	3,853	53.1
International (managed care and other insurers)	266	3.3	233	3.2

	8,195	101.0	7,336	101.2
Uninsured	739	9.1	492	6.8
Other	219	2.7	196	2.7

Revenues before provision for doubtful accounts	9,153	112.8	8,024	110.7
Provision for doubtful accounts	(1,041)	(12.8)	(775)	(10.7)

Revenues	$8,112	100.0%	$7,249	100.0%

	Six Months
	2012	Ratio	2011	Ratio
Medicare	$4,302	26.0%	$3,871	26.4%
Managed Medicare	1,479	9.0	1,196	8.2
Medicaid	810	4.9	987	6.7
Managed Medicaid	700	4.2	635	4.3
Managed care and other insurers	8,918	54.0	7,631	52.1
International (managed care and other insurers)	526	3.2	466	3.2

	16,735	101.3	14,786	100.9
Uninsured	1,181	7.2	882	6.0
Other	436	2.6	411	2.8

Revenues before provision for doubtful accounts	18,352	111.1	16,079	109.7
Provision for doubtful accounts	(1,835)	(11.1)	(1,424)	(9.7)

Revenues	$16,517	100.0%	$14,655	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The increase in revenues for the first six months of 2012 compared to the first six months of 2011 includes two adjustments (Rural Floor Provision Settlement and SSI ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues. The Rural Floor Provision Settlement was signed on April 5, 2012. As a result of the agreement, we received additional Medicare payments of approximately $271 million during June 2012. This amount was recorded as an increase to Medicare revenues during the first quarter of 2012. During March 2012, the Centers for Medicare & Medicaid Services (“CMS”) issued new SSI ratios used for calculating Medicare DSH reimbursement for federal fiscal years ending September 30, 2006 through September 30, 2009. As a result, we recalculated our DSH reimbursement for all applicable periods. The cumulative impact of this retroactive adjustment was a reduction in Medicare revenues of approximately $83 million. This adjustment was recorded as a reduction to Medicare revenues during the first quarter of 2012.

We previously reported $39 million of Medicaid EHR incentives for the quarter and six months ended June 30, 2011 in the line item “Revenues” in our condensed consolidated income statements. This amount has been reclassified and is now included in the line item “Electronic health record incentive income” in our condensed consolidated comprehensive income statements for the quarter and six months ended June 30, 2011.

Consolidated and same facility revenue per equivalent admission increased 2.0% and declined 0.1%, respectively, in the second quarter of 2012, compared to the second quarter of 2011. Consolidated and same facility equivalent admissions increased 9.7% and 3.9%, respectively, in the second quarter of 2012, compared to the second quarter of 2011. Consolidated and same facility admissions increased 7.7% and 2.5%, respectively, in the second quarter of 2012, compared to the second quarter of 2011. Consolidated and same facility outpatient surgeries increased 10.4% and 0.3%, respectively, in the second quarter of 2012, compared to the second quarter of 2011. Consolidated and same facility inpatient surgeries increased 5.5% and declined 0.6%, respectively, in the second quarter of 2012, compared to the second quarter of 2011. Consolidated and same facility emergency department visits increased 13.4% and 8.8%, respectively, in the second quarter of 2012, compared to the second quarter of 2011.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. At June 30, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.805 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and six months ended June 30, 2012 and 2011 follows (dollars in millions):

	Quarter				Six Months
	2012	Ratio	2011	Ratio	2012	Ratio	2011	Ratio
Charity care	$733	21%	$657	24%	$1,531	23%	$1,292	24%
Uninsured discounts	1,620	48	1,342	48	3,259	49	2,615	49
Provision for doubtful accounts	1,041	31	775	28	1,835	28	1,424	27

Totals	$3,394	100%	$2,774	100%	$6,625	100%	$5,331	100%

Same facility uninsured admissions increased by 2,589 admissions, or 8.9%, in the second quarter of 2012, compared to the second quarter of 2011. Same facility uninsured admissions increased 11.6% in the first quarter of 2012, compared to the first quarter of 2011. Same facility uninsured admissions in 2011, compared to 2010, increased by 5.2% in the fourth quarter of 2011, 8.8% in the third quarter of 2011, 10.6% in the second quarter of 2011 and 4.7% in the first quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2012 and 2011 are set forth in the following table.

	Quarter		Six Months
	2012	2011	2012	2011
Medicare	33%	35%	34%	35%
Managed Medicare	12	11	12	11
Medicaid	8	9	8	9
Managed Medicaid	8	7	8	7
Managed care and other insurers	31	31	31	31
Uninsured	8	7	7	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2012 and 2011 are set forth in the following table.

	Quarter		Six Months
	2012	2011	2012	2011
Medicare	29%	31%	31%	32%
Managed Medicare	10	9	10	9
Medicaid	6	9	6	9
Managed Medicaid	4	4	4	4
Managed care and other insurers	45	44	45	44
Uninsured	6	3	4	2

	100%	100%	100%	100%

At June 30, 2012, we had 75 hospitals in the states of Texas and Florida. During the second quarter of 2012, 53% of our admissions and 46% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 57% of our uninsured admissions during the second quarter of 2012.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $112 million and $134 million during the second quarters of 2012 and 2011, respectively,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

and $240 million and $301 million during the first six months of 2012 and 2011, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. In 2011, CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program, thus Texas is operating pursuant to a waiver program. However, we cannot predict whether the Texas private supplemental Medicaid reimbursement program will continue or guarantee that revenues recognized for the program will not decline. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

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

We recognized $70 million of electronic health record incentive income related to Medicare incentive programs during the second quarter of 2012, and we recognized $39 million of electronic health record incentive income related to Medicaid incentive programs during the second quarter of 2011. We recognized $125 million ($122 million Medicare and $3 million Medicaid) and $39 million (all Medicaid) of electronic health record incentive income during the first six months of 2012 and 2011, respectively. We previously reported $39 million of Medicaid EHR incentives for the quarter and six months ended June 30, 2011 in the line item “Revenues” in our condensed consolidated income statements. This amount has been reclassified and is now included in the line item “Electronic health record incentive income” in our condensed consolidated comprehensive income statements for the quarter and six months ended June 30, 2011. At June 30, 2012, we have $33 million of deferred EHR incentive income, which represents initial incentive payments received for which EHR incentive income has not been recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Electronic Health Record Incentive Payments (continued)

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognition of the expenses may not correlate with the receipt of the incentive payments and the recognition of income. We incurred $20 million and $24 million during the second quarters of 2012 and 2011, respectively, and $37 million and $44 million during the first six months of 2012 and 2011, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use.

For 2012, we estimate EHR incentive income will be recognized in the range of $325 million to $350 million and that related EHR operating expenses will be in the range of $90 million to $115 million. Actual EHR incentive income and EHR operating expenses could vary from these estimates due to certain factors, including the availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive payment plans by CMS and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of any of these factors to occur could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and six months ended June 30, 2012 and 2011 (dollars in millions):

	Quarter
	2012		2011
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$9,153		$8,024
Provision for doubtful accounts	1,041		775

Revenues	8,112	100.0	7,249	100.0

Salaries and benefits	3,707	45.7	3,320	45.8
Supplies	1,422	17.5	1,295	17.9
Other operating expenses	1,493	18.5	1,326	18.2
Electronic health record incentive income	(70)	(0.9)	(39)	(0.5)
Equity in earnings of affiliates	(9)	(0.1)	(73)	(1.0)
Depreciation and amortization	420	5.2	358	5.0
Interest expense	448	5.5	520	7.2
Losses on sales of facilities	2	—	—	—
Losses on retirement of debt	—	—	75	1.0

	7,413	91.4	6,782	93.6

Income before income taxes	699	8.6	467	6.4
Provision for income taxes	214	2.6	147	2.0

Net income	485	6.0	320	4.4
Net income attributable to noncontrolling interests	94	1.2	91	1.2

Net income attributable to HCA Holdings, Inc.	$391	4.8	$229	3.2

% changes from prior year:
Revenues	11.9%		4.0%
Income before income taxes	49.6		(9.2)
Net income attributable to HCA Holdings, Inc.	70.3		(21.5)
Admissions(a)	7.7		3.2
Equivalent admissions(b)	9.7		3.4
Revenue per equivalent admission	2.0		0.6
Same facility % changes from prior year(c):
Revenues	3.8		2.5
Admissions(a)	2.5		1.8
Equivalent admissions(b)	3.9		1.9
Revenue per equivalent admission	(0.1)		0.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2012		2011
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$18,352		$16,079
Provision for doubtful accounts	1,835		1,424

Revenues	16,517	100.0	14,655	100.0

Salaries and benefits	7,443	45.1	6,615	45.1
Supplies	2,841	17.2	2,570	17.5
Other operating expenses	2,986	18.1	2,648	18.2
Electronic health record incentive income	(125)	(0.8)	(39)	(0.3)
Equity in earnings of affiliates	(20)	(0.1)	(149)	(1.0)
Depreciation and amortization	837	5.0	716	4.9
Interest expense	890	5.4	1,053	7.2
Losses on sales of facilities	3	—	1	—
Losses on retirement of debt	—	—	75	0.5
Termination of management agreement	—	—	181	1.2

	14,855	89.9	13,671	93.3

Income before income taxes	1,662	10.1	984	6.7
Provision for income taxes	538	3.3	330	2.2

Net income	1,124	6.8	654	4.5
Net income attributable to noncontrolling interests	193	1.2	185	1.3

Net income attributable to HCA Holdings, Inc.	$931	5.6	$469	3.2

% changes from prior year:
Revenues	12.7%		5.1%
Income before income taxes	68.9		(18.0)
Net income attributable to HCA Holdings, Inc.	98.4		(31.1)
Admissions(a)	8.3		2.6
Equivalent admissions(b)	10.5		3.6
Revenue per equivalent admission	2.0		1.5
Same facility % changes from prior year(c):
Revenues	4.5		3.9
Admissions(a)	2.9		1.7
Equivalent admissions(b)	4.4		2.6
Revenue per equivalent admission	0.1		1.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2012 and 2011

Net income attributable to HCA Holdings, Inc. totaled $391 million, or $0.85 per diluted share, for the second quarter of 2012 compared to $229 million, or $0.43 per diluted share, for the second quarter of 2011. Second quarter 2011 results include losses on retirement of debt of $75 million, or $0.08 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 458.6 million shares and 538.6 million shares for the quarters ended June 30, 2012 and 2011, respectively.

For the second quarter of 2012, consolidated and same facility admissions increased 7.7% and 2.5%, respectively, compared to the second quarter of 2011. Consolidated and same facility outpatient surgical volumes increased 10.4% and 0.3%, respectively, during the second quarter of 2012, compared to the second quarter of 2011. Consolidated and same facility inpatient surgeries increased 5.5% and declined 0.6%, respectively, in the second quarter of 2012, compared to the second quarter of 2011. Consolidated and same facility emergency department visits increased 13.4% and 8.8%, respectively, during the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011.

Revenues before provision for doubtful accounts increased 14.1% for the second quarter of 2012 compared to the second quarter of 2011. Provision for doubtful accounts increased $266 million from $775 million in the second quarter of 2011 to $1.041 billion in the second quarter of 2012. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $76 million and $278 million, respectively, during the second quarter of 2012, compared to the second quarter of 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 29.5% for the second quarter of 2012, compared to 27.7% for the second quarter of 2011. At June 30, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.805 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 11.9% primarily due to the combined impact of revenue per equivalent admission growth of 2.0% and an increase of 9.7% in equivalent admissions for the second quarter of 2012 compared to the second quarter of 2011. Same facility revenues increased 3.8% due to the combined net impact of a 0.1% decline in same facility revenue per equivalent admission and a 3.9% increase in same facility equivalent admissions for the second quarter of 2012 compared to the second quarter of 2011. The increase in revenues for the second quarter of 2012 compared to the second quarter of 2011 is related primarily to the financial consolidation of our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011 (HealthONE revenues are not included in same facility amounts).

Salaries and benefits, as a percentage of revenues, were 45.7% in the second quarter of 2012 and 45.8% in the second quarter of 2011. Salaries and benefits per equivalent admission increased 1.8% in the second quarter of 2012 compared to the second quarter of 2011. Same facility labor rate increases averaged 1.3% for the second quarter of 2012 compared to the second quarter of 2011.

Supplies, as a percentage of revenues, were 17.5% in the second quarter of 2012 and 17.9% in the second quarter of 2011. Supply cost per equivalent admission increased 0.1% in the second quarter of 2012 compared to the second quarter of 2011. Supply costs per equivalent admission increased 1.5% for medical devices and 1.2% for general medical and surgical items and declined 1.8% for pharmacy supplies and 5.7% for blood products in the second quarter of 2012 compared to the second quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2012 and 2011 (continued)

Other operating expenses, as a percentage of revenues, increased to 18.5% in the second quarter of 2012 from 18.2% in the second quarter of 2011. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $71 million and $79 million of indigent care costs in certain Texas markets during the second quarters of 2012 and 2011, respectively. Provisions for losses related to professional liability risks were $77 million and $60 million for the second quarters of 2012 and 2011, respectively.

We recognized $70 million of electronic health record incentive income related to Medicare incentive programs during the second quarter of 2012, and we recognized $39 million of electronic health record incentive income related to Medicaid incentive programs during the second quarter of 2011. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates was $9 million and $73 million in the second quarters of 2012 and 2011, respectively. Equity in earnings of affiliates for the second quarter of 2011 relates primarily to our Denver, Colorado market (HealthONE) joint venture, which effective November 1, 2011, we began consolidating due to our acquisition of our partner’s ownership interest.

Depreciation and amortization increased $62 million, from $358 million in the second quarter of 2011 to $420 million in the second quarter of 2012. The increase was primarily related to the consolidation of HealthONE.

Interest expense declined from $520 million in the second quarter of 2011 to $448 million in the second quarter of 2012 due to a decline in the average effective interest rate. Our average debt balance was $27.541 billion for the second quarter of 2012 compared to $25.437 billion for the second quarter of 2011. The average effective interest rate for our long term debt declined from 8.2% for the quarter ended June 30, 2011 to 6.5% for the quarter ended June 30, 2012 due primarily to debt refinancing transactions completed during 2011.

During the second quarter of 2012, we recorded net losses on sales of facilities of $2 million.

During the second quarter of 2011, we recorded losses on retirement of debt of $75 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% senior secured notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% senior secured notes due 2017, at a redemption price of 109.875% of the principal amount.

The effective tax rates were 35.5% and 39.1% for the second quarters of 2012 and 2011, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the second quarter of 2012 was reduced by $11 million related to a reduction in interest expense related to taxing authority examinations. Excluding the effect of this adjustment, the effective tax rate for the second quarter of 2012 would have been 37.4%.

Net income attributable to noncontrolling interests increased from $91 million for the second quarter of 2011 to $94 million for the second quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2012 and 2011

Net income attributable to HCA Holdings, Inc. totaled $931 million, or $2.03 per diluted share, in the six months ended June 30, 2012 compared to $469 million, or $0.94 per diluted share, in the six months ended June 30, 2011. The first six months of 2012 results include two Medicare adjustments (and related expenses) that added $170 million to income before income taxes, or $0.22 per diluted share. The first six months of 2011 results include a charge of $181 million, or $0.30 per diluted share, related to the termination of the management agreement between HCA and the Investors upon the completion of our initial public offering and $75 million, or $0.09 per diluted share, of losses on retirement of debt. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 458.5 million shares and 500.5 million shares for the six months ended June 30, 2012 and 2011, respectively.

For the first six months of 2012, consolidated and same facility admissions increased 8.3% and 2.9%, respectively, compared to the first six months of 2011. Consolidated and same facility outpatient surgical volumes increased 11.5% and 1.4%, respectively, during the first six months of 2012, compared to the first six months of 2011. Consolidated and same facility inpatient surgeries increased 6.3% and 0.4%, respectively, in the first six months of 2012, compared to the first six months of 2011. Consolidated and same facility emergency department visits increased 11.9% and 7.1%, respectively, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Revenues before provision for doubtful accounts increased 14.1% for the first six months of 2012 compared to the first six months of 2011. Provision for doubtful accounts increased $411 million from $1.424 billion in the first six months of 2011 to $1.835 billion in the first six months of 2012. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $239 million and $644 million, respectively, during the first six months of 2012, compared to the first six months of 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 28.6% for the first six months of 2012, compared to 26.7% for the first six months of 2011. At June 30, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.805 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 12.7% primarily due to the combined impact of revenue per equivalent admission growth of 2.0% and an increase of 10.5% in equivalent admissions for the first six months of 2012 compared to the first six months of 2011. Same facility revenues increased 4.5% due to the combined impact of a 0.1% increase in same facility revenue per equivalent admission and a 4.4% increase in same facility equivalent admissions for the first six months of 2012 compared to the first six months of 2011. The increase in revenues for the first six months of 2012 compared to the first six months of 2011 is related primarily to the combined impact of the financial consolidation of our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011 (HealthONE revenues are not included in same facility amounts) and two adjustments (Rural Floor Provision Settlement and SSI ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues.

Salaries and benefits, as a percentage of revenues, were 45.1% in the first six months of both 2012 and 2011. Salaries and benefits per equivalent admission increased 1.8% in the first six months of 2012 compared to the first six months of 2011. Same facility labor rate increases averaged 1.5% for the first six months of 2012 compared to the first six months of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2012 and 2011 (continued)

Supplies, as a percentage of revenues, were 17.2% in the first six months of 2012 and 17.5% in the first six months of 2011. Supply cost per equivalent admission was unchanged in the first six months of 2012 compared to the first six months of 2011. Supply costs per equivalent admission increased 1.0% for medical devices and declined 1.5% for pharmacy supplies, 0.1% for general medical and surgical items and 5.8% for blood products in the first six months of 2012 compared to the first six months of 2011.

Other operating expenses, as a percentage of revenues, declined to 18.1% in the first six months of 2012 from 18.2% in the first six months of 2011. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $151 million and $170 million of indigent care costs in certain Texas markets during the first six months of 2012 and 2011, respectively. Provisions for losses related to professional liability risks were $171 million and $121 million for the first six months of 2012 and 2011, respectively.

We recognized $125 million ($122 million Medicare and $3 million Medicaid) and $39 million (all Medicaid) of electronic health record incentive income during the first six months of 2012 and 2011, respectively. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates was $20 million and $149 million in the first six months of 2012 and 2011, respectively. Equity in earnings of affiliates for the first six months of 2011 relates primarily to our Denver, Colorado market (HealthONE) joint venture, which effective November 1, 2011, we began consolidating due to our acquisition of our partner’s ownership interest.

Depreciation and amortization increased $121 million, from $716 million in the first six months of 2011 to $837 million in the first six months of 2012. The increase was primarily related to the consolidation of HealthONE.

Interest expense declined from $1.053 billion in the first six months of 2011 to $890 million in the first six months of 2012 due to a decline in the average effective interest rate. Our average debt balance was $27.487 billion for the first six months of 2012 compared to $26.544 billion for the first six months of 2011. The average effective interest rate for our long term debt declined from 8.0% for the six months ended June 30, 2011 to 6.5% for the six months ended June 30, 2012 due primarily to debt refinancing transactions completed during 2011.

During the first six months of 2012 and 2011, we recorded net losses on sales of facilities of $3 million and $1 million, respectively.

During the first six months of 2011, we recorded losses on retirement of debt of $75 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% senior secured notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% senior secured notes due 2017, at a redemption price of 109.875% of the principal amount.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2012 and 2011 (continued)

The effective tax rates were 36.6% and 41.3% for the first six months of 2012 and 2011, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first six months of 2012 was reduced by $13 million related to a reduction in interest expense related to taxing authority examinations. Our provision for income taxes for the first six months of 2011 increased by $16 million related to adjustments to our liability for unrecognized tax benefits, including reductions in interest expense related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rates for the first six months of 2012 and 2011 would have been 37.5% and 39.3%, respectively.

Net income attributable to noncontrolling interests increased from $185 million for the first six months of 2011 to $193 million for the first six months of 2012.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.257 billion in the first six months of 2012 compared to $1.666 billion in the first six months of 2011. The $591 million increase in cash provided by operating activities in the first six months of 2012 compared to the first six months of 2011 related primarily to the combined impact of the increase from changes in working capital items of $60 million and the increase in net income of $470 million. The combined interest payments and net tax payments (refunds) in the first six months of 2012 and 2011 were $995 million and $1.007 billion, respectively. Working capital totaled $1.690 billion at June 30, 2012 and $1.679 billion at December 31, 2011.

Cash used in investing activities was $886 million in the first six months of 2012 compared to $812 million in the first six months of 2011. Excluding acquisitions, capital expenditures were $784 million in the first six months of 2012 and $776 million in the first six months of 2011. We expended $58 million for the acquisition of a hospital facility and $81 million to acquire nonhospital health care facilities during the first six months of 2012. We expended $136 million for the acquisition of a hospital facility and $32 million to acquire nonhospital health care facilities during the first six months of 2011. Capital expenditures are expected to approximate $1.83 billion in 2012. At June 30, 2012, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.69 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $6 million and $54 million from sales of health care entities during the first six months of 2012 and 2011, respectively. We received net cash flows from our investments of $35 million and $76 million in the first six months of 2012 and 2011, respectively.

Cash used in financing activities totaled $1.226 billion during the first six months of 2012 compared to $726 million during the first six months of 2011. During the first six months of 2012, net cash flows used in financing activities included net debt repayments of $78 million, distributions to noncontrolling interests of $191 million, distributions to stockholders of $982 million, payments of debt issuance costs of $19 million and receipts of $71 million of income tax benefits for certain items (primarily distributions to holders of our stock options). During the first six months of 2011, net cash flows used in financing activities included reductions in net borrowings of $3.032 billion, net proceeds of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering, distributions to noncontrolling interests of $185 million, distributions to stockholders of $30 million, payments of debt issuance costs of $12 million and receipts of $49 million of income tax benefits for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $27.041 billion at June 30, 2012. Our interest expense was $890 million for the first six months of 2012 and $1.053 billion for the first six months of 2011. The decline in interest expense was related to a decline in the average effective interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.100 billion and $3.475 billion available as of June 30, 2012 and July 31, 2012, respectively) and anticipated access to public and private debt markets.

During April 2012, we extended $75 million of our term loan A-1 facility with a final maturity of November 2012 and $651 million of our term loan B-1 facility with a final maturity of November 2013 to term loan A-3 with a final maturity of February 2016.

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

Investments of our insurance subsidiaries, to maintain statutory equity and pay claims, totaled $621 million and $628 million at June 30, 2012 and December 31, 2011, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $341 million and $410 million at June 30, 2012 and December 31, 2011, respectively. Our facilities are insured by a wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $948 million and $842 million at June 30, 2012 and December 31, 2011, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $289 million. We estimate that approximately $221 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $613 million and $8 million, respectively, at June 30, 2012. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2012, we had a net unrealized gain of $15 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our wholly-owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At June 30, 2012, our wholly-owned insurance subsidiaries had invested $70 million ($76 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $4.078 billion of long-term debt at June 30, 2012 was subject to variable rates of interest, while the remaining balance in long-term debt of $22.963 billion at June 30, 2012 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 8.0% for the six months ended June 30, 2011 to 6.5% for the six months ended June 30, 2012.

The estimated fair value of our total long-term debt was $28.146 billion at June 30, 2012. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $41 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2012	2011
Number of hospitals in operation at:
March 31	164	156
June 30	163	157
September 30		157
December 31		163
Number of freestanding outpatient surgical centers in operation at:
March 31	109	98
June 30	110	98
September 30		98
December 31		108
Licensed hospital beds at(a):
March 31	41,815	39,075
June 30	41,817	39,472
September 30		39,526
December 31		41,594
Weighted average licensed beds(b):
Quarter:
First	41,740	39,061
Second	41,789	39,356
Third		39,509
Fourth		40,994
Year		39,735
Average daily census(c):
Quarter:
First	23,284	22,002
Second	22,113	20,764
Third		20,528
Fourth		21,213
Year		21,123
Admissions(d):
Quarter:
First	443,300	406,900
Second	428,200	397,500
Third		402,300
Fourth		413,700
Year		1,620,400
Equivalent admissions(e):
Quarter:
First	711,100	638,400
Second	700,800	638,900
Third		650,900
Fourth		667,700
Year		2,595,900

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

Average length of stay (days)(f):
Quarter:
First	4.8	4.9
Second	4.7	4.8
Third		4.7
Fourth		4.7
Year		4.8
Emergency room visits(g):
Quarter:
First	1,688,400	1,527,600
Second	1,714,200	1,512,000
Third		1,539,500
Fourth		1,564,400
Year		6,143,500
Outpatient surgeries(h):
Quarter:
First	217,500	193,000
Second	219,800	199,100
Third		194,300
Fourth		212,800
Year		799,200
Inpatient surgeries(i):
Quarter:
First	128,300	119,700
Second	126,700	120,200
Third		121,100
Fourth		123,500
Year		484,500
Days revenues in accounts receivable(j):
Quarter:
First	53	49
Second	50	50
Third		50
Fourth		52
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$41,377	$34,764
Second	40,327	34,242
Third		34,288
Fourth		38,222
Year		141,516
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	37%	36%
Second	39%	37%
Third		37%
Fourth		38%
Year		37%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at June 30, 2012 (m):
Medicare and Medicaid	12%	1%	1%
Managed care and other discounted	23	5	4
Uninsured	17	9	28

Total	52%	15%	33%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day. With our adoption of ASU 2011-07 during 2011, “revenues” used in this computation are net of the provision for doubtful accounts.
(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(m)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $8.901 billion (each 1% is equivalent to approximately $89 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Market Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). Based upon the Company’s review to date, which is not yet complete, the Company believes that such reviews have occurred at approximately 10 of its affiliated hospitals, located primarily in Florida. At this time, we cannot predict what effect, if any, the request or any resulting claims, including any potential claims under the federal False Claims Act, other statutes, regulations or laws, could have on the Company.

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. In September of 2011, the trial court issued its remedies phase decision and held that the only remedy to which the Foundation was entitled was rescission of the intra-corporate transfer that breached the transfer restriction (the Company has complied with the Court’s order, and it is not expected that such compliance will have any material effect on our operations or financial position). The Court awarded the Foundation, under the terms of the Asset Purchase Agreement, a “fraction” of its attorney fees. The Foundation appealed the remedy phase ruling, and the Company cross-appealed the liability determination. On October 31, 2011, the New Hampshire Supreme Court, on its own, raised the question whether the appeal needed to await the trial court’s further ruling on attorney fees. On November 21, 2011, after the parties briefed the issue, the New Hampshire Supreme Court dismissed the appeal as premature and remanded the case to the trial court. In February 2012, the trial court certified the case for a possible interlocutory appeal without addressing the attorney fees issue. The New Hampshire Supreme Court rejected the request for an interlocutory appeal. The parties subsequently reached a stipulation regarding the attorney fees. The trial court accepted the parties’ stipulation regarding attorneys fees and entered final judgment on liability and remedies on May 4, 2012. Both sides filed appeals with the New Hampshire Supreme Court and are awaiting a briefing schedule.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 3012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2011, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, except as set forth below.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At June 30, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.805 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $5.331 billion for the six months ended June 30, 2011 to $6.625 billion for the six months ended June 30, 2012.

A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including the economic downturn and continued high unemployment. The Health Reform Law seeks to decrease, over time, the number of uninsured individuals through reforms that mostly will become effective January 1, 2014. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law but struck down the provisions that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. As a result, states may choose not to implement the Medicaid expansion. Thus, even after full implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for individuals residing in states that choose not to implement the Medicaid expansion. We may also continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government health care programs and certain others who may not have insurance coverage. Further, implementation of the Health Reform Law could result in some patients terminating their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels. Patient responsibility accounts may continue to increase even with expanded health plan coverage as a result of increases in plan exclusions and deductibles and copayment amounts.

It is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, court challenges and possible amendment or repeal, as well as our inability to foresee how individuals, states and businesses will respond to the choices afforded them by the law.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 44.1% of our revenues from the Medicare and Medicaid programs for the six months ended June 30, 2012. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

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

The Health Reform Law made changes to the Medicaid program and will likely cause additional changes in the future. For example, the Health Reform Law provides for material reductions to Medicaid DSH funding. The Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish Exchanges, and to participate in grants and other incentive opportunities. Effective March 23, 2010, the Health Reform Law requires states to maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program in 2014. However, in its June 28, 2012 ruling, the United States Supreme Court struck down the portion of the Health Reform Law that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. Thus, states may opt not to implement the expansion.

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

As enacted, the Health Reform Law will change how health care services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of Accountable Care Organizations (“ACOs”) and bundled payment pilot programs, which may create sources of additional revenue. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law but struck down the provisions that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. States that choose not to implement the Medicaid expansion will forego funding established by the Health Reform Law to cover most of the expansion costs. While the expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage, it is unclear how many states will decline to implement the Medicaid expansion. Those states with relatively low income eligibility requirements for Medicaid may have the greatest financial incentives to implement the Medicaid expansion. The Company has a significant presence in several of these low income eligibility states, including Florida, Georgia, Kansas, Louisiana, Missouri, Oklahoma, Texas and Virginia. However, the governors of a number of states, including Florida and Texas, in which approximately one-half of the Company’s licensed beds are located, have announced their intentions to opt out of expanding their Medicaid programs pursuant to the Health Reform Law. These statements are not legally binding and may be subject to change.

It is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:

•	how many states will implement the Medicaid expansion provisions and under what terms;

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (prior to the Supreme Court ruling, the Congressional Budget Office (“CBO”) estimated 30 million by 2016 and 33 million by 2021, and CMS estimated almost 34 million by 2019, with both agencies making a number of assumptions. In a report that reflects the Supreme Court decision and assumes that some states will not expand Medicaid coverage or will do so after 2014, the CBO estimates 26 million in 2016 and 30 million by 2021. CMS has not released estimates that take into account the Supreme Court decision);

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

•

whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs at or above a specified minimum percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•

the possibility that the Health Reform Law or components of it will be delayed, revised or eliminated as a result of other court challenges and efforts to repeal or amend the law. Repeal of the Health Reform Law has become a theme in political campaigns during this election year.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 44.1% of our revenues for the six months ended June 30, 2012 were from Medicare and Medicaid, reductions to these programs may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

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

•

whether the Company’s revenues from UPL programs, or other Medicaid supplemental programs developed through a federally approved waiver program (“Waiver Program”), will be adversely affected because there may be reductions in available state and local government funding for the programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, reductions in Medicare spending, reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Health Reform Law that may affect the Company. Further, it is unclear how efforts to repeal or revise the Health Reform Law and remaining or new federal lawsuits challenging its constitutionality will be resolved or what the impact would be of any resulting changes to the law.

ITEM 6.	EXHIBITS

(a) List of Exhibits:

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from our quarterly report on Form 10-Q for the quarters and six months ended June 30, 2012 and 2011, filed with the SEC on August 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, (ii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2012 and 2011, (iii) the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and (iv) the notes to condensed consolidated financial statements.(1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ R. MILTON JOHNSON
R. Milton Johnson
President and Chief Financial Officer

Date: August 6, 2012