Form 10-Q
period 2012-09-30
HCA Holdings, Inc.
filed 2012-11-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2012
Voting common stock, $.01 par value	441,493,600 shares

HCA HOLDINGS, INC.

Form 10-Q

September 30, 2012

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2012	2011	2012	2011
Revenues before provision for doubtful accounts	$8,893	$7,998	$27,245	$24,077
Provision for doubtful accounts	831	740	2,666	2,164

Revenues	8,062	7,258	24,579	21,913

Salaries and benefits	3,781	3,333	11,224	9,948
Supplies	1,375	1,263	4,216	3,833
Other operating expenses	1,510	1,369	4,496	4,017
Electronic health record incentive income	(131)	(51)	(256)	(90)
Equity in earnings of affiliates	(6)	(68)	(26)	(217)
Depreciation and amortization	417	362	1,254	1,078
Interest expense	446	519	1,336	1,572
Losses (gains) on sales of facilities	(7)	2	(4)	3
Losses on retirement of debt	—	406	—	481
Termination of management agreement	—	—	—	181

	7,385	7,135	22,240	20,806

Income before income taxes	677	123	2,339	1,107
Provision (benefit) for income taxes	222	(23)	760	307

Net income	455	146	1,579	800
Net income attributable to noncontrolling interests	95	85	288	270

Net income attributable to HCA Holdings, Inc.	$360	$61	$1,291	$530

Per share data:
Basic earnings per share	$0.82	$0.12	$2.94	$1.08
Diluted earnings per share	$0.78	$0.11	$2.81	$1.04
Cash dividends declared per share	$—	$—	$2.00	$—
Shares used in earnings per share calculations (in thousands):
Basic	440,899	508,417	439,441	489,924
Diluted	459,515	527,515	458,822	509,583

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$369	$(24)	$1,291	$534

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$472	$373
Accounts receivable, less allowance for doubtful accounts of $4,475 and $4,106	4,598	4,533
Inventories	1,052	1,054
Deferred income taxes	322	594
Other	828	679

	7,272	7,233

Property and equipment, at cost	29,145	28,075
Accumulated depreciation	(16,185)	(15,241)

	12,960	12,834

Investments of insurance subsidiaries	473	548
Investments in and advances to affiliates	103	101
Goodwill and other intangible assets	5,460	5,251
Deferred loan costs	266	290
Other	768	641

	$27,302	$26,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,585	$1,597
Accrued salaries	1,027	965
Other accrued expenses	1,498	1,585
Long-term debt due within one year	1,751	1,407

	5,861	5,554

Long-term debt	25,182	25,645
Professional liability risks	962	993
Income taxes and other liabilities	1,860	1,720

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 441,383,000 shares in 2012 and 437,477,900 shares in 2011	4	4
Capital in excess of par value	1,680	1,601
Accumulated other comprehensive loss	(440)	(440)
Retained deficit	(9,103)	(9,423)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,859)	(8,258)
Noncontrolling interests	1,296	1,244

	(6,563)	(7,014)

	$27,302	$26,898

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Unaudited

(Dollars in millions)

	2012	2011
Cash flows from operating activities:
Net income	$1,579	$800
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(2,923)	(2,336)
Provision for doubtful accounts	2,666	2,164
Depreciation and amortization	1,254	1,078
Income taxes	250	348
Losses (gains) on sales of facilities	(4)	3
Losses on retirement of debt	—	481
Amortization of deferred loan costs	44	56
Share-based compensation	39	24
Pay-in-kind interest	—	(78)
Other	7	6

Net cash provided by operating activities	2,912	2,546

Cash flows from investing activities:
Purchase of property and equipment	(1,268)	(1,170)
Acquisition of hospitals and health care entities	(167)	(209)
Disposition of hospitals and health care entities	17	55
Change in investments	73	80
Other	5	4

Net cash used in investing activities	(1,340)	(1,240)

Cash flows from financing activities:
Issuance of long-term debt	1,350	5,000
Net change in revolving credit facilities	(875)	(414)
Repayment of long-term debt	(689)	(6,583)
Distributions to noncontrolling interests	(303)	(281)
Payment of debt issuance costs	(20)	(84)
Issuance of common stock	—	2,506
Repurchase of common stock	—	(1,503)
Distributions to stockholders	(983)	(31)
Income tax benefits	82	54
Other	(35)	(22)

Net cash used in financing activities	(1,473)	(1,358)

Change in cash and cash equivalents	99	(52)
Cash and cash equivalents at beginning of period	373	411

Cash and cash equivalents at end of period	$472	$359

Interest payments	$1,404	$1,635
Income tax payments (refunds), net	$428	$(95)

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

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2012, these affiliates owned and operated 162 hospitals, 112 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $62 million and $53 million for the quarters

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

ended September 30, 2012 and 2011, respectively, and $174 million and $162 million for the nine months ended September 30, 2012 and 2011, respectively. Operating results for the quarter and the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other revenues for the quarters and nine months ended September 30, 2012 and 2011 are summarized in the following tables (dollars in millions):

	Quarter
	2012	Ratio	2011	Ratio
Medicare	$1,949	24.2%	$1,844	25.4%
Managed Medicare	720	8.9	610	8.4
Medicaid	378	4.7	453	6.2
Managed Medicaid	380	4.7	311	4.3
Managed care and other insurers	4,422	54.8	3,855	53.1
International (managed care and other insurers)	253	3.1	232	3.2

	8,102	100.4	7,305	100.6
Uninsured	576	7.1	508	7.0
Other	215	2.7	185	2.5

Revenues before provision for doubtful accounts	8,893	110.2	7,998	110.1
Provision for doubtful accounts	(831)	(10.2)	(740)	(10.1)

Revenues	$8,062	100.0%	$7,258	100.0%

	Nine Months
	2012	Ratio	2011	Ratio
Medicare	$6,251	25.4%	$5,715	26.1%
Managed Medicare	2,199	8.9	1,806	8.2
Medicaid	1,188	4.8	1,440	6.6
Managed Medicaid	1,080	4.4	946	4.3
Managed care and other insurers	13,340	54.3	11,486	52.4
International (managed care and other insurers)	779	3.2	698	3.2

	24,837	101.0	22,091	100.8
Uninsured	1,757	7.1	1,390	6.3
Other	651	2.7	596	2.7

Revenues before provision for doubtful accounts	27,245	110.8	24,077	109.8
Provision for doubtful accounts	(2,666)	(10.8)	(2,164)	(9.8)

Revenues	$24,579	100.0%	$21,913	100.0%

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

The increase in revenues for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 includes two adjustments (Rural Floor Provision Settlement and Supplemental Security Income (“SSI”) ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues. The Rural Floor Provision Settlement was signed on April 5, 2012. As a result of the agreement, we received additional Medicare payments of approximately $271 million during June 2012. This amount was recorded as an increase to Medicare revenues for the quarter ended March 31, 2012. During March 2012, the Centers for Medicare & Medicaid Services (“CMS”) issued new SSI ratios used for calculating Medicare Disproportionate Share Hospital (“DSH”) reimbursement for federal fiscal years ending September 30, 2006 through September 30, 2009. As a result, we recalculated our DSH reimbursement for all applicable periods. The cumulative impact of this retroactive adjustment was a reduction in Medicare revenues of approximately $83 million. This adjustment was recorded as a reduction to Medicare revenues during the quarter ended March 31, 2012. The net effect of these adjustments (and related expenses) added $170 million to income before income taxes, or $0.22 per diluted share, for the nine months ended September 30, 2012.

We previously reported $51 million and $90 million of Medicaid and Medicare electronic health record (“EHR”) incentives for the quarter and nine months ended September 30, 2011, respectively, in the line item “Revenues” in our condensed consolidated income statements. These amounts have been reclassified and are now included in the line item “Electronic health record incentive income” in our condensed consolidated comprehensive statements of operations for the quarter and nine months ended September 30, 2011.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — INCOME TAXES

At September 30, 2012, we were contesting certain claimed deficiencies and adjustments proposed by the IRS Examination Division in connection with its audit of HCA Inc.’s 2005 and 2006 federal income tax returns. The disputed items include the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. The IRS Examination Division began an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns in 2010. During the quarter ended September 30, 2011, we finalized a settlement with the IRS Examination Division resolving all outstanding issues for our 1997 through 2001 tax years.

Our liability for unrecognized tax benefits was $519 million, including accrued interest of $47 million, as of September 30, 2012 ($494 million and $62 million, respectively, as of December 31, 2011). Unrecognized tax benefits of $158 million ($173 million as of December 31, 2011) would affect the effective rate, if recognized. The provision for income taxes reflects $1 million and $66 million (none and $42 million, respectively, net of tax) of interest expense and reductions in interest expense, respectively, related to taxing authority examinations for the quarters ended September 30, 2012 and 2011, respectively, and $20 million and $92 million ($13 million and $58 million, respectively, net of tax) of reductions in interest expense related to taxing authority examinations for the nine months ended September 30, 2012 and 2011, respectively.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, stock appreciation rights and restricted share units, computed using the treasury stock method. During September 2011, we repurchased 80.8 million shares of our common stock.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2012 and 2011 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Nine Months
	2012	2011	2012	2011
Net income attributable to HCA Holdings, Inc.	$360	$61	$1,291	$530

Weighted average common shares outstanding	440,899	508,417	439,441	489,924
Effect of dilutive securities	18,616	19,098	19,381	19,659

Shares used for diluted earnings per share	459,515	527,515	458,822	509,583

Earnings per share:
Basic earnings per share	$0.82	$0.12	$2.94	$1.08
Diluted earnings per share	$0.78	$0.11	$2.81	$1.04

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2012 and December 31, 2011 follows (dollars in millions):

	September 30, 2012
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$349	$24	$—	$373
Auction rate securities	76	—	(5)	71
Asset-backed securities	15	—	—	15
Money market funds	67	—	—	67

	507	24	(5)	526
Equity securities	7	1	—	8

	$514	$25	$(5)	534

Amounts classified as current assets				(61)

Investment carrying value				$473

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

	December 31, 2011
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$398	$19	$—	$417
Auction rate securities	139	—	(8)	131
Asset-backed securities	20	—	—	20
Money market funds	53	—	—	53

	610	19	(8)	621
Equity securities	7	1	(1)	7

	$617	$20	$(9)	628

Amounts classified as current assets				(80)

Investment carrying value				$548

At September 30, 2012 and December 31, 2011, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At both September 30, 2012 and December 31, 2011, $19 million of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at September 30, 2012 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$72	$72
Due after one year through five years	140	149
Due after five years through ten years	111	119
Due after ten years	93	100

	416	440
Auction rate securities	76	71
Asset-backed securities	15	15

	$507	$526

The average expected maturity of the investments in debt securities at September 30, 2012 was 4.6 years, compared to the average scheduled maturity of 8.9 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At September 30, 2012, the average expected maturities for our auction rate and asset-backed securities were 5.2 years and 4.1 years, respectively, compared to average scheduled maturities of 24.4 years and 24.1 years, respectively.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2012 and December 31, 2011, including related interest rates at September 30, 2012, follows (dollars in millions):

	September 30, 2012	December 31, 2011
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$1,280	$2,155
Senior secured term loan facilities (effective interest rate of 5.0%)	7,183	7,425
Senior secured first lien notes (effective interest rate of 7.4%)	8,436	7,081
Other senior secured debt (effective interest rate of 6.8%)	394	350

First lien debt	17,293	17,011
Senior secured notes (effective interest rate of 11.0%)	197	197
Senior unsecured notes (effective interest rate of 7.3%)	9,443	9,844

Total debt (average life of 6.6 years, rates averaging 6.5%)	26,933	27,052
Less amounts due within one year	1,751	1,407

	$25,182	$25,645

During April 2012, we extended $75 million of our term loan A-1 facility with a final maturity of November 2012 and $651 million of our term loan B-1 facility with a final maturity of November 2013 to term loan A-3 with a final maturity of February 2016.

During February 2012, we issued $1.350 billion aggregate principal amount of 5.875% senior secured first lien notes due 2022. After the payment of related fees and expenses, we used the proceeds for general corporate purposes.

During August 2011, we issued $5.000 billion aggregate principal amount of notes, comprised of $3.000 billion of 6.50% senior secured first lien notes due 2020 and $2.000 billion of 7.50% senior unsecured notes due 2022. After the payment of related fees and expenses, we used the net proceeds from these debt issuances to redeem all of our outstanding $1.578 billion 9 5/8%/10  3/8% senior secured second lien toggle notes due 2016, at a redemption price of 106.783% of the principal amount, and all of our outstanding $3.200 billion 9 1/4% senior secured second lien notes due 2016, at a redemption price of 106.513% of the principal amount. The pretax loss on retirement of debt related to these redemptions was $406 million.

During June 2011, we redeemed all $1.000 billion aggregate principal amount of our 9 1/8% senior secured second lien notes due 2014, at a redemption price of 104.563% of the principal amount, and $108 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 109.875% of the principal amount. The pretax losses on retirement of debt related to these redemptions were $75 million.

NOTE 6 — FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. Pay-fixed interest rate swaps effectively convert LIBOR indexed variable rate obligations to fixed interest rate obligations. The interest payments under these agreements are settled on a net basis. The net interest payments, based on the notional amounts in these agreements, generally

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

match the timing of the related liabilities. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2012 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(10)
Pay-fixed interest rate swaps	3,000	December 2016	(376)
Pay-fixed interest rate swaps	1,000	December 2017	(80)

During the next 12 months, we estimate $126 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

Our cross currency swap is not designated as a hedge, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement at September 30, 2012 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States dollar currency swap	266 Euro	November 2013	$(22)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the nine months ended September 30, 2012 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$100	Interest expense	$90

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Operations on Derivatives	Amount of Loss Recognized in Operations on Derivatives
Cross currency swap	Other operating expenses	$6

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2012, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2012, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $513 million.

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

Our wholly-owned insurance subsidiaries had investments in tax-exempt auction rate securities (“ARS”), which are backed by student loans substantially guaranteed by the federal government, of $71 million ($76 million par value) at September 30, 2012. We do not currently intend to attempt to sell the ARS as the

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Cash Traded Investments (continued)

liquidity needs of our insurance subsidiaries are expected to be met by other investments in their investment portfolios. During 2011 and the nine months ended September 30, 2012, certain issuers and their broker/dealers redeemed or repurchased $112 million and $63 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at September 30, 2012 and December 31, 2011, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$373	$—	$373	$—
Auction rate securities	71	—	—	71
Asset-backed securities	15	—	15	—
Money market funds	67	67	—	—

	526	67	388	71
Equity securities	8	2	5	1

Investments of insurance subsidiaries	534	69	393	72
Less amounts classified as current assets	(61)	(61)	—	—

	$473	$8	$393	$72

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$22	$—	$22	$—
Interest rate swaps (Income taxes and other liabilities)	466	—	466	—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 (dollars in millions):

Asset balances at December 31, 2011	$132
Unrealized gains included in other comprehensive income	3
Settlements	(63)

Asset balances at September 30, 2012	$72

The estimated fair value of our long-term debt was $28.706 billion and $27.199 billion at September 30, 2012 and December 31, 2011, respectively, compared to carrying amounts aggregating $26.933 billion and $27.052 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — CONTINGENCIES

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations or financial position.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As initially disclosed in 2010, the Civil Division of the Department of Justice (“DOJ”) has contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the CMS criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 95 HCA hospitals; the review covers the period from October 2003 to the present. In August 2012, HCA, along with non-HCA hospitals subject to the DOJ’s review, received from the DOJ a proposed framework for resolving the DOJ’s review of ICDs. The Company is cooperating in the review. The review could potentially give rise to claims against the Company under the federal FCA or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on the Company.

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company is cooperating with the government’s request and is currently producing medical records associated with particular reviews at eight hospitals, located primarily in Florida. At this time, we cannot predict what effect, if any, the request or any resulting claims, including any potential claims under the FCA, other statutes, regulations or laws, could have on the Company.

On October 28, 2011, a shareholder action was filed in the United States District Court for the Middle District of Tennessee. The case seeks to include, as a class, all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement and Prospectus issued in connection with the March 9, 2011 initial public offering. The lawsuit asserts a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints setting forth substantially similar claims were filed in the same federal court. All three cases were consolidated. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — CONTINGENCIES (continued)

internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012.

NOTE 9 — COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2012 and 2011 are only attributable to HCA Holdings, Inc. and are as follows (dollars in millions):

	Quarter		Nine Months
	2012	2011	2012	2011
Net income attributable to HCA Holdings, Inc.	$360	$61	$1,291	$530
Change in fair value of derivative instruments	(17)	(72)	(42)	(3)
Change in fair value of available-for-sale securities	2	1	5	—
Foreign currency translation adjustments	20	(18)	24	(4)
Defined benefit plans	4	4	13	11

Comprehensive income (loss)	$369	$(24)	$1,291	$534

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	September 30, 2012	December 31, 2011
Change in fair value of derivative instruments	$(295)	$(253)
Change in fair value of available-for-sale securities	12	7
Foreign currency translation adjustments	(1)	(25)
Defined benefit plans	(156)	(169)

Accumulated other comprehensive loss	$(440)	$(440)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances, December 31, 2011	437,478	$4	$1,601	$(440)	$(9,423)	$1,244	$(7,014)
Net income	—	—	—	—	1,291	288	1,579
Other comprehensive loss	—	—	—	—	—	—	—
Distributions	—	—	—	—	(971)	(303)	(1,274)
Share-based benefit plans	3,905	—	83	—	—	—	83
Adjustment to the acquired controlling interest in equity investment	—	—	—	—	—	30	30
Other	—	—	(4)	—	—	37	33

Balances, September 30, 2012	441,383	$4	$1,680	$(440)	$(9,103)	$1,296	$(6,563)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Our operations are structured into three geographically organized groups: the National, Southwest and Central Groups. At September 30, 2012, the National Group includes 63 hospitals located in Florida, South Carolina, southern Georgia, Alaska, California, Nevada, Utah and Idaho, the Southwest Group includes 47 hospitals located in Colorado, Texas, Oklahoma and the Wichita, Kansas market, and the Central Group includes 46 hospitals located in Louisiana, Indiana, Kentucky, Tennessee, Virginia, New Hampshire, northern Georgia and the Kansas City market. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The Southwest Group’s increases in revenues, adjusted segment EBITDA and depreciation and amortization, and the declines in equity in earnings of affiliates, for the quarter and nine months ended September 30, 2012 compared to the quarter and nine months ended September 30, 2011 are primarily attributable to the financial consolidation of our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2012 and 2011 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2012	2011	2012	2011
Revenues:
National Group	$3,108	$3,002	$9,539	$9,119
Southwest Group	2,864	2,239	8,618	6,724
Central Group	1,765	1,730	5,429	5,216
Corporate and other	325	287	993	854

	$8,062	$7,258	$24,579	$21,913

Equity in earnings of affiliates:
National Group	$1	$(3)	$(6)	$(5)
Southwest Group	(6)	(64)	(20)	(212)
Central Group	—	—	(1)	—
Corporate and other	(1)	(1)	1	—

	$(6)	$(68)	$(26)	$(217)

Adjusted segment EBITDA:
National Group	$630	$587	$2,031	$1,835
Southwest Group	656	552	2,049	1,714
Central Group	323	298	1,052	949
Corporate and other	(76)	(25)	(207)	(76)

	$1,533	$1,412	$4,925	$4,422

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Nine Months
	2012	2011	2012	2011
Depreciation and amortization:
National Group	$136	$129	$419	$381
Southwest Group	151	111	447	332
Central Group	90	86	265	263
Corporate and other	40	36	123	102

	$417	$362	$1,254	$1,078

Adjusted segment EBITDA	$1,533	$1,412	$4,925	$4,422
Depreciation and amortization	417	362	1,254	1,078
Interest expense	446	519	1,336	1,572
Losses (gains) on sales of facilities	(7)	2	(4)	3
Losses on retirement of debt	—	406	—	481
Termination of management agreement	—	—	—	181

Income before income taxes	$677	$123	$2,339	$1,107

NOTE 11 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2012, we paid $58 million, assumed liabilities of $33 million and recorded goodwill of $53 million related to the acquisition of a hospital facility in the Southwest Group. During the nine months ended September 30, 2011, we paid $136 million to acquire a hospital in the National Group. During the nine months ended September 30, 2012 and 2011, we paid $109 million and $73 million, respectively, to acquire nonhospital health care entities. During the nine months ended September 30, 2012, we recorded final adjustments to the purchase price allocation related to our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC joint venture. These adjustments resulted in a $30 million increase to noncontrolling interests, a $26 million reduction to property and equipment and a $56 million increase to goodwill.

During the nine months ended September 30, 2012, we received proceeds of $17 million and recognized a net pretax gain of $4 million related to sales of real estate investments. During the nine months ended September 30, 2011, we received proceeds of $55 million and recognized a net pretax loss of $3 million related to the sales of a hospital facility and our investment in a hospital joint venture.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Our summarized condensed consolidating comprehensive income statements for the quarters and nine months ended September 30, 2012 and 2011, condensed consolidating balance sheets at September 30, 2012 and December 31, 2011 and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,672	$4,221	$—	$8,893
Provision for doubtful accounts	—	—	484	347	—	831

Revenues	—	—	4,188	3,874	—	8,062

Salaries and benefits	—	—	1,995	1,786	—	3,781
Supplies	—	—	711	664	—	1,375
Other operating expenses	—	3	761	746	—	1,510
Electronic health record incentive income	—	—	(85)	(46)	—	(131)
Equity in earnings of affiliates	(379)	—	(1)	(5)	379	(6)
Depreciation and amortization	—	—	205	212	—	417
Interest expense	30	545	(98)	(31)	—	446
Gains on sales of facilities	—	—	—	(7)	—	(7)
Management fees	—	—	(170)	170	—	—

	(349)	548	3,318	3,489	379	7,385

Income (loss) before income taxes	349	(548)	870	385	(379)	677
Provision (benefit) for income taxes	(11)	(208)	325	116	—	222

Net income (loss)	360	(340)	545	269	(379)	455
Net income attributable to noncontrolling interests	—	—	18	77	—	95

Net income (loss) attributable to HCA Holdings, Inc.	$360	$(340)	$527	$192	$(379)	$360

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$360	$(357)	$531	$214	$(379)	$369

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,530	$3,468	$—	$7,998
Provision for doubtful accounts	—	—	424	316	—	740

Revenues	—	—	4,106	3,152	—	7,258

Salaries and benefits	—	—	1,901	1,432	—	3,333
Supplies	—	—	702	561	—	1,263
Other operating expenses	—	1	697	671	—	1,369
Electronic health record incentive income	—	—	(39)	(12)	—	(51)
Equity in earnings of affiliates	(77)	—	(24)	(44)	77	(68)
Depreciation and amortization	—	—	193	169	—	362
Interest expense	20	776	(245)	(32)	—	519
Losses on sales of facilities	—	—	2	—	—	2
Losses on retirement of debt	—	406	—	—	—	406
Management fees	—	—	(128)	128	—	—

	(57)	1,183	3,059	2,873	77	7,135

Income (loss) before income taxes	57	(1,183)	1,047	279	(77)	123
Provision (benefit) for income taxes	(4)	(357)	293	45	—	(23)

Net income (loss)	61	(826)	754	234	(77)	146
Net income attributable to noncontrolling interests	—	—	16	69	—	85

Net income (loss) attributable to HCA Holdings, Inc.	$61	$(826)	$738	$165	$(77)	$61

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$61	$(898)	$742	$148	$(77)	$(24)

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$14,328	$12,917	$—	$27,245
Provision for doubtful accounts	—	—	1,505	1,161	—	2,666

Revenues	—	—	12,823	11,756	—	24,579

Salaries and benefits	—	—	5,928	5,296	—	11,224
Supplies	—	—	2,202	2,014	—	4,216
Other operating expenses	—	7	2,241	2,248	—	4,496
Electronic health record incentive income	—	—	(174)	(82)	—	(256)
Equity in earnings of affiliates	(1,348)	—	(4)	(22)	1,348	(26)
Depreciation and amortization	—	—	614	640	—	1,254
Interest expense	90	1,603	(274)	(83)	—	1,336
Losses (gains) on sales of facilities	—	—	3	(7)	—	(4)
Management fees	—	—	(498)	498	—	—

	(1,258)	1,610	10,038	10,502	1,348	22,240

Income (loss) before income taxes	1,258	(1,610)	2,785	1,254	(1,348)	2,339
Provision (benefit) for income taxes	(33)	(597)	1,014	376	—	760

Net income (loss)	1,291	(1,013)	1,771	878	(1,348)	1,579
Net income attributable to noncontrolling interests	—	—	51	237	—	288

Net income (loss) attributable to HCA Holdings, Inc.	$1,291	$(1,013)	$1,720	$641	$(1,348)	$1,291

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,291	$(1,055)	$1,733	$670	$(1,348)	$1,291

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$13,602	$10,475	$—	$24,077
Provision for doubtful accounts	—	—	1,298	866	—	2,164

Revenues	—	—	12,304	9,609	—	21,913

Salaries and benefits	—	—	5,669	4,279	—	9,948
Supplies	—	—	2,133	1,700	—	3,833
Other operating expenses	—	5	2,064	1,948	—	4,017
Electronic health record incentive income	—	—	(60)	(30)	—	(90)
Equity in earnings of affiliates	(581)	—	(84)	(133)	581	(217)
Depreciation and amortization	—	—	582	496	—	1,078
Interest expense	80	2,208	(561)	(155)	—	1,572
Losses (gains) on sales of facilities	—	—	18	(15)	—	3
Losses on retirement of debt	—	481	—	—	—	481
Termination of management agreement	—	181	—	—	—	181
Management fees	—	—	(381)	381	—	—

	(501)	2,875	9,380	8,471	581	20,806

Income (loss) before income taxes	501	(2,875)	2,924	1,138	(581)	1,107
Provision (benefit) for income taxes	(29)	(1,055)	1,055	336	—	307

Net income (loss)	530	(1,820)	1,869	802	(581)	800
Net income attributable to noncontrolling interests	—	—	47	223	—	270

Net income (loss) attributable to HCA Holdings, Inc.	$530	$(1,820)	$1,822	$579	$(581)	$530

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$530	$(1,823)	$1,833	$575	$(581)	$534

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$149	$323	$—	$472
Accounts receivable, net	—	—	2,392	2,206	—	4,598
Inventories	—	—	602	450	—	1,052
Deferred income taxes	322	—	—	—	—	322
Other	14	—	368	446	—	828

	336	—	3,511	3,425	—	7,272

Property and equipment, net	—	—	7,226	5,734	—	12,960
Investments of insurance subsidiaries	—	—	—	473	—	473
Investments in and advances to affiliates	—	—	16	87	—	103
Goodwill and other intangible assets	—	—	1,666	3,794	—	5,460
Deferred loan costs	21	245	—	—	—	266
Investments in and advances to subsidiaries	18,173	—	—	—	(18,173)	—
Other	552	—	29	187	—	768

	$19,082	$245	$12,448	$13,700	$(18,173)	$27,302

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,019	$566	$—	$1,585
Accrued salaries	—	—	588	439	—	1,027
Other accrued expenses	44	237	453	764	—	1,498
Long-term debt due within one year	—	1,686	34	31	—	1,751

	44	1,923	2,094	1,800	—	5,861

Long-term debt	1,525	22,989	151	517	—	25,182
Intercompany balances	24,805	(11,642)	(16,722)	3,559	—	—
Professional liability risks	—	—	—	962	—	962
Income taxes and other liabilities	567	489	568	236	—	1,860

	26,941	13,759	(13,909)	7,074	—	33,865
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,859)	(13,514)	26,254	5,433	(18,173)	(7,859)
Noncontrolling interests	—	—	103	1,193	—	1,296

	(7,859)	(13,514)	26,357	6,626	(18,173)	(6,563)

	$19,082	$245	$12,448	$13,700	$(18,173)	$27,302

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,291	$(1,013)	$1,771	$878	$(1,348)	$1,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	30	(131)	(1,475)	(1,347)	—	(2,923)
Provision for doubtful accounts	—	—	1,505	1,161	—	2,666
Depreciation and amortization	—	—	614	640	—	1,254
Income taxes	250	—	—	—	—	250
Losses (gains) on sales of facilities	—	—	3	(7)	—	(4)
Amortization of deferred loan costs	1	43	—	—	—	44
Share-based compensation	39	—	—	—	—	39
Equity in earnings of affiliates	(1,348)	—	—	—	1,348	—
Other	—	11	—	(4)	—	7

Net cash provided by (used in) operating activities	263	(1,090)	2,418	1,321	—	2,912

Cash flows from investing activities:
Purchase of property and equipment	—	—	(685)	(583)	—	(1,268)
Acquisition of hospitals and health care entities	—	—	(72)	(95)	—	(167)
Disposition of hospitals and health care entities	—	—	1	16	—	17
Change in investments	—	—	(9)	82	—	73
Other	—	—	(1)	6	—	5

Net cash used in investing activities	—	—	(766)	(574)	—	(1,340)

Cash flows from financing activities:
Issuance of long-term debt	—	1,350	—	—	—	1,350
Net change in revolving bank credit facilities	—	(875)	—	—	—	(875)
Repayment of long-term debt	—	(604)	(16)	(69)	—	(689)
Distributions to noncontrolling interests	—	—	(46)	(257)	—	(303)
Payment of debt issuance costs	—	(20)	—	—	—	(20)
Distributions to stockholders	(983)	—	—	—	—	(983)
Changes in intercompany balances with affiliates, net	675	1,239	(1,556)	(358)	—	—
Income tax benefits	82	—	—	—	—	82
Other	(37)	—	—	2	—	(35)

Net cash (used in) provided by financing activities	(263)	1,090	(1,618)	(682)	—	(1,473)

Change in cash and cash equivalents	—	—	34	65	—	99
Cash and cash equivalents at beginning of period	—	—	115	258	—	373

Cash and cash equivalents at end of period	$—	$—	$149	$323	$—	$472

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$530	$(1,820)	$1,869	$802	$(581)	$800
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	34	(61)	(1,442)	(867)	—	(2,336)
Provision for doubtful accounts	—	—	1,298	866	—	2,164
Depreciation and amortization	—	—	582	496	—	1,078
Income taxes	348	—	—	—	—	348
Losses (gains) on sales of facilities	—	—	18	(15)	—	3
Losses on retirement of debt	—	481	—	—	—	481
Amortization of deferred loan costs	—	56	—	—	—	56
Share-based compensation	24	—	—	—	—	24
Pay-in-kind interest	—	(78)	—	—	—	(78)
Equity in earnings of affiliates	(581)	—	—	—	581	—
Other	—	7	—	(1)	—	6

Net cash provided by (used in) operating activities	355	(1,415)	2,325	1,281	—	2,546

Cash flows from investing activities:
Purchase of property and equipment	—	—	(594)	(576)	—	(1,170)
Acquisition of hospitals and health care entities	—	—	(136)	(73)	—	(209)
Disposition of hospitals and health care entities	—	—	1	54	—	55
Change in investments	—	—	31	49	—	80
Other	—	—	—	4	—	4

Net cash used in investing activities	—	—	(698)	(542)	—	(1,240)

Cash flows from financing activities:
Issuance of long-term debt	—	5,000	—	—	—	5,000
Net change in revolving bank credit facilities	—	(414)	—	—	—	(414)
Repayment of long-term debt	—	(6,529)	(8)	(46)	—	(6,583)
Distributions to noncontrolling interests	—	—	(55)	(226)	—	(281)
Changes in intercompany balances with affiliates, net	(1,358)	3,442	(1,625)	(459)	—	—
Payment of debt issuance costs	—	(84)	—	—	—	(84)
Issuances of common stock	2,506	—	—	—	—	2,506
Repurchase of common stock	(1,503)	—	—	—	—	(1,503)
Distributions to stockholders	(31)	—	—	—	—	(31)
Income tax benefits	54	—	—	—	—	54
Other	(29)	—	—	7	—	(22)

Net cash (used in) provided by financing activities	(361)	1,415	(1,688)	(724)	—	(1,358)

Change in cash and cash equivalents	(6)	—	(61)	15	—	(52)
Cash and cash equivalents at beginning of period	6	—	156	249	—	411

Cash and cash equivalents at end of period	$—	$—	$95	$264	$—	$359

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SUBSEQUENT EVENT

On October 23, 2012, our Board of Directors declared a distribution to the Company’s stockholders and holders of certain vested stock awards. The distribution declared is $2.50 per share and vested stock award (subject to limitations for certain awards), or approximately $1.2 billion in the aggregate, including certain deferred distribution amounts. The distribution is expected to be paid on November 16, 2012 to holders of record on November 2, 2012. The distribution is expected to be funded using our existing senior secured credit facilities. Pursuant to the terms of our stock award plans, the holders of nonvested stock options and stock appreciation rights will receive a $2.50 per share reduction to the exercise price of their share-based awards (subject to certain limitations for certain stock awards that result in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable stock award). The holders of any nonvested restricted share units will be paid $2.50 per unit upon the vesting of the applicable restricted share units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated EHR incentive income and related EHR operating expenses, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Budget Control Act of 2011 (“BCA”) and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit (“UPL”) programs or waiver programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (11) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (12) changes in accounting practices, (13) changes in general economic conditions nationally and regionally in our markets, (14) future divestitures which may result in charges and possible impairments of long-lived assets, (15) changes in business strategy or development plans, (16) delays in receiving payments for services provided, (17) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (18) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (19) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments, and (20) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2011 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Third Quarter 2012 Operations Summary

Revenues increased to $8.062 billion in the third quarter of 2012 from $7.258 billion in the third quarter of 2011. Net income attributable to HCA Holdings, Inc. totaled $360 million, or $0.78 per diluted share, for the quarter ended September 30, 2012, compared to $61 million, or $0.11 per diluted share, for the quarter ended September 30, 2011. Third quarter 2012 results include net gains on sales of facilities of $7 million, or $0.01 per diluted share. Third quarter 2011 results include losses on retirement of debt of $406 million, or $0.49 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 459.5 million shares for the quarter ended September 30, 2012 and 527.5 million shares for the quarter ended September 30, 2011. During September 2011, we repurchased 80.8 million shares of our common stock.

Revenues increased 11.1% on a consolidated basis and increased 3.3% on a same facility basis for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. The increase in consolidated revenues can be attributed primarily to the combined impact of a 2.5% increase in revenue per equivalent admission and a 8.3% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined net impact of a 0.7% increase in same facility revenue per equivalent admission and a 2.6% increase in same facility equivalent admissions. The increase in consolidated revenues (and consolidated volume metrics) for the third quarter of 2012 compared to the third quarter of 2011 is related primarily to the impact of the financial consolidation of the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011. The HealthONE venture’s operating results and volume metrics are not included in our same facility amounts.

During the quarter ended September 30, 2012, consolidated admissions and same facility admissions increased 7.0% and 2.1%, respectively, compared to the quarter ended September 30, 2011. Inpatient surgeries increased 3.0% on a consolidated basis and declined 2.1% on a same facility basis during the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. Outpatient surgeries increased 9.3% on a consolidated basis and declined 0.8% on a same facility basis during the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. Emergency department visits increased 12.0% on a consolidated basis and 7.4% on a same facility basis during the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011.

For the quarter ended September 30, 2012, the provision for doubtful accounts increased $91 million, compared to the quarter ended September 30, 2011. The self-pay revenue deductions for charity care and uninsured discounts increased $127 million and $448 million, respectively, during the third quarter of 2012,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Third Quarter 2012 Operations Summary (continued)

compared to the third quarter of 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 30.5% for the third quarter of 2012, compared to 28.4% for the third quarter of 2011. Same facility uninsured admissions increased 7.3% and same facility uninsured emergency room visits increased 7.9% for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011.

Interest expense declined $73 million to $446 million for the quarter ended September 30, 2012 from $519 million for the quarter ended September 30, 2011. The decline in interest expense was due to a decline in the average effective interest rate.

Cash flows from operating activities declined $225 million from $880 million for the third quarter of 2011 to $655 million for the third quarter of 2012. The decline is primarily related to the combined impact of the decline from changes in working capital items of $145 million and the increase in income taxes of $107 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 11.1% from $7.258 billion in the third quarter of 2011 to $8.062 billion in the third quarter of 2012. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay accounts receivable at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters and nine months ended September 30, 2012 and 2011 are summarized in the following tables (dollars in millions):

	Quarter
	2012	Ratio	2011	Ratio
Medicare	$1,949	24.2%	$1,844	25.4%
Managed Medicare	720	8.9	610	8.4
Medicaid	378	4.7	453	6.2
Managed Medicaid	380	4.7	311	4.3
Managed care and other insurers	4,422	54.8	3,855	53.1
International (managed care and other insurers)	253	3.1	232	3.2

	8,102	100.4	7,305	100.6
Uninsured	576	7.1	508	7.0
Other	215	2.7	185	2.5

Revenues before provision for doubtful accounts	8,893	110.2	7,998	110.1
Provision for doubtful accounts	(831)	(10.2)	(740)	(10.1)

Revenues	$8,062	100.0%	$7,258	100.0%

	Nine Months
	2012	Ratio	2011	Ratio
Medicare	$6,251	25.4%	$5,715	26.1%
Managed Medicare	2,199	8.9	1,806	8.2
Medicaid	1,188	4.8	1,440	6.6
Managed Medicaid	1,080	4.4	946	4.3
Managed care and other insurers	13,340	54.3	11,486	52.4
International (managed care and other insurers)	779	3.2	698	3.2

	24,837	101.0	22,091	100.8
Uninsured	1,757	7.1	1,390	6.3
Other	651	2.7	596	2.7

Revenues before provision for doubtful accounts	27,245	110.8	24,077	109.8
Provision for doubtful accounts	(2,666)	(10.8)	(2,164)	(9.8)

Revenues	$24,579	100.0%	$21,913	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The increase in revenues for the first nine months of 2012 compared to the first nine months of 2011 includes two adjustments (Rural Floor Provision Settlement and SSI ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues. The Rural Floor Provision Settlement was signed on April 5, 2012. As a result of the agreement, we received additional Medicare payments of approximately $271 million during June 2012. This amount was recorded as an increase to Medicare revenues during the first quarter of 2012. During March 2012, the Centers for Medicare & Medicaid Services (“CMS”) issued new SSI ratios used for calculating Medicare DSH reimbursement for federal fiscal years ending September 30, 2006 through September 30, 2009. As a result, we recalculated our DSH reimbursement for all applicable periods. The cumulative impact of this retroactive adjustment was a reduction in Medicare revenues of approximately $83 million. This adjustment was recorded as a reduction to Medicare revenues during the first quarter of 2012.

We previously reported $51 million and $90 million, respectively, of Medicaid and Medicare electronic health record (“EHR”) incentives for the quarter and nine months ended September 30, 2011 in the line item “Revenues” in our condensed consolidated income statements. These amounts have been reclassified and are now included in the line item “Electronic health record incentive income” in our condensed consolidated comprehensive statements of operations for the quarter and nine months ended September 30, 2011.

Consolidated and same facility revenue per equivalent admission increased 2.5% and 0.7%, respectively, in the third quarter of 2012, compared to the third quarter of 2011. Consolidated and same facility equivalent admissions increased 8.3% and 2.6%, respectively, in the third quarter of 2012, compared to the third quarter of 2011. Consolidated and same facility admissions increased 7.0% and 2.1%, respectively, in the third quarter of 2012, compared to the third quarter of 2011. Consolidated and same facility outpatient surgeries increased 9.3% and declined 0.8%, respectively, in the third quarter of 2012, compared to the third quarter of 2011. Consolidated and same facility inpatient surgeries increased 3.0% and declined 2.1%, respectively, in the third quarter of 2012, compared to the third quarter of 2011. Consolidated and same facility emergency department visits increased 12.0% and 7.4%, respectively, in the third quarter of 2012, compared to the third quarter of 2011.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. At September 30, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.891 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and nine months ended September 30, 2012 and 2011 follows (dollars in millions):

	Quarter				Nine Months
	2012	Ratio	2011	Ratio	2012	Ratio	2011	Ratio
Charity care	$809	23%	$682	24%	$2,340	23%	$1,974	24%
Uninsured discounts	1,905	54	1,457	50	5,164	51	4,072	50
Provision for doubtful accounts	831	23	740	26	2,666	26	2,164	26

Totals	$3,545	100%	$2,879	100%	$10,170	100%	$8,210	100%

Same facility uninsured admissions increased by 2,263 admissions, or 7.3%, in the third quarter of 2012, compared to the third quarter of 2011. Same facility uninsured admissions in 2012, compared to 2011, increased

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

8.9% in the second quarter of 2012 and increased 11.6% in the first quarter of 2012. Same facility uninsured admissions in 2011, compared to 2010, increased by 5.2% in the fourth quarter of 2011, 8.8% in the third quarter of 2011, 10.6% in the second quarter of 2011 and 4.7% in the first quarter of 2011.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2012 and 2011 are set forth in the following table.

	Quarter		Nine Months
	2012	2011	2012	2011
Medicare	32%	33%	33%	34%
Managed Medicare	12	11	12	11
Medicaid	8	9	8	9
Managed Medicaid	9	8	9	8
Managed care and other insurers	31	31	30	31
Uninsured	8	8	8	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2012 and 2011 are set forth in the following table.

	Quarter		Nine Months
	2012	2011	2012	2011
Medicare	30%	31%	31%	31%
Managed Medicare	10	9	10	9
Medicaid	6	8	6	9
Managed Medicaid	4	4	4	4
Managed care and other insurers	46	45	45	44
Uninsured	4	3	4	3

	100%	100%	100%	100%

At September 30, 2012, we had 74 hospitals in the states of Texas and Florida. During the third quarter of 2012, 57% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 61% of our uninsured admissions during the third quarter of 2012.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $110 million and $123 million during the third quarters of 2012 and 2011, respectively, and $350 million and $424 million during the first nine months of 2012 and 2011, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. In 2011, CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program, thus Texas is operating pursuant to a waiver program. However, we cannot predict whether the Texas private supplemental Medicaid reimbursement program will continue or guarantee that revenues recognized for the program will not decline. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

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

We recognized $131 million ($52 million Medicare and $79 million Medicaid) of electronic health record incentive income during the third quarter of 2012, and we recognized $51 million ($17 million of Medicare and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Electronic Health Record Incentive Payments (continued)

$34 million of Medicaid) of electronic health record incentive income during the third quarter of 2011. We recognized $256 million ($174 million Medicare and $82 million Medicaid) and $90 million ($17 million Medicare and $73 million Medicaid) of electronic health record incentive income during the first nine months of 2012 and 2011, respectively.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognition of the expenses may not correlate with the receipt of the incentive payments and the recognition of income. We incurred $24 million and $14 million during the third quarters of 2012 and 2011, respectively, and $61 million and $58 million during the first nine months of 2012 and 2011, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use.

For 2012, we estimate EHR incentive income will be recognized in the range of $325 million to $350 million and that related EHR operating expenses will be in the range of $75 million to $100 million. Actual EHR incentive income and EHR operating expenses could vary from these estimates due to certain factors, including the availability of federal funding for both Medicare and Medicaid incentive payments and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of any of these factors to occur could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Quarter
	2012		2011
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$8,893		$7,998
Provision for doubtful accounts	831		740

Revenues	8,062	100.0	7,258	100.0

Salaries and benefits	3,781	46.9	3,333	45.9
Supplies	1,375	17.1	1,263	17.4
Other operating expenses	1,510	18.7	1,369	18.8
Electronic health record incentive income	(131)	(1.6)	(51)	(0.7)
Equity in earnings of affiliates	(6)	(0.1)	(68)	(0.9)
Depreciation and amortization	417	5.2	362	5.0
Interest expense	446	5.5	519	7.2
Losses (gains) on sales of facilities	(7)	(0.1)	2	—
Losses on retirement of debt	—	—	406	5.6

	7,385	91.6	7,135	98.3

Income before income taxes	677	8.4	123	1.7
Provision (benefit) for income taxes	222	2.8	(23)	(0.3)

Net income	455	5.6	146	2.0
Net income attributable to noncontrolling interests	95	1.1	85	1.2

Net income attributable to HCA Holdings, Inc.	$360	4.5	$61	0.8

% changes from prior year:
Revenues	11.1%		4.8%
Income before income taxes	450.6		(73.7)
Net income attributable to HCA Holdings, Inc.	493.2		(75.0)
Admissions(a)	7.0		4.8
Equivalent admissions(b)	8.3		5.4
Revenue per equivalent admission	2.5		(0.5)
Same facility % changes from prior year(c):
Revenues	3.3		3.0
Admissions(a)	2.1		3.2
Equivalent admissions(b)	2.6		3.8
Revenue per equivalent admission	0.7		(0.8)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2012		2011
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$27,245		$24,077
Provision for doubtful accounts	2,666		2,164

Revenues	24,579	100.0	21,913	100.0

Salaries and benefits	11,224	45.7	9,948	45.4
Supplies	4,216	17.2	3,833	17.5
Other operating expenses	4,496	18.2	4,017	18.3
Electronic health record incentive income	(256)	(1.0)	(90)	(0.4)
Equity in earnings of affiliates	(26)	(0.1)	(217)	(1.0)
Depreciation and amortization	1,254	5.1	1,078	4.9
Interest expense	1,336	5.4	1,572	7.2
Losses (gains) on sales of facilities	(4)	—	3	—
Losses on retirement of debt	—	—	481	2.2
Termination of management agreement	—	—	181	0.8

	22,240	90.5	20,806	94.9

Income before income taxes	2,339	9.5	1,107	5.1
Provision for income taxes	760	3.1	307	1.5

Net income	1,579	6.4	800	3.6
Net income attributable to noncontrolling interests	288	1.1	270	1.2

Net income attributable to HCA Holdings, Inc.	$1,291	5.3	$530	2.4

% changes from prior year:
Revenues	12.2%		5.0%
Income before income taxes	111.3		(33.6)
Net income attributable to HCA Holdings, Inc.	143.6		(42.6)
Admissions(a)	7.9		3.3
Equivalent admissions(b)	9.8		4.2
Revenue per equivalent admission	2.2		0.8
Same facility % changes from prior year(c):
Revenues	4.1		3.6
Admissions(a)	2.6		2.2
Equivalent admissions(b)	3.8		3.0
Revenue per equivalent admission	0.3		0.6

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2012 and 2011

Net income attributable to HCA Holdings, Inc. totaled $360 million, or $0.78 per diluted share, for the third quarter of 2012 compared to $61 million, or $0.11 per diluted share, for the third quarter of 2011. Third quarter 2012 results include net gains on sales of facilities of $7 million, or $0.01 per diluted share. Third quarter 2011 results include losses on retirement of debt of $406 million, or $0.49 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 459.5 million shares and 527.5 million shares for the quarters ended September 30, 2012 and 2011, respectively.

For the third quarter of 2012, consolidated and same facility admissions increased 7.0% and 2.1%, respectively, compared to the third quarter of 2011. Consolidated and same facility outpatient surgical volumes increased 9.3% and declined 0.8%, respectively, during the third quarter of 2012, compared to the third quarter of 2011. Consolidated and same facility inpatient surgeries increased 3.0% and declined 2.1%, respectively, in the third quarter of 2012, compared to the third quarter of 2011. Consolidated and same facility emergency department visits increased 12.0% and 7.4%, respectively, during the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011.

Revenues before provision for doubtful accounts increased 11.2% for the third quarter of 2012 compared to the third quarter of 2011. Provision for doubtful accounts increased $91 million from $740 million in the third quarter of 2011 to $831 million in the third quarter of 2012. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $127 million and $448 million, respectively, during the third quarter of 2012, compared to the third quarter of 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.5% for the third quarter of 2012, compared to 28.4% for the third quarter of 2011. At September 30, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.891 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 11.1% primarily due to the combined impact of revenue per equivalent admission growth of 2.5% and an increase of 8.3% in equivalent admissions for the third quarter of 2012 compared to the third quarter of 2011. Same facility revenues increased 3.3% due to the combined impact of a 0.7% increase in same facility revenue per equivalent admission and a 2.6% increase in same facility equivalent admissions for the third quarter of 2012 compared to the third quarter of 2011. The increase in revenues for the third quarter of 2012 compared to the third quarter of 2011 is related primarily to the financial consolidation of our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011 (HealthONE revenues are not included in same facility amounts).

Salaries and benefits, as a percentage of revenues, were 46.9% in the third quarter of 2012 and 45.9% in the third quarter of 2011. Salaries and benefits per equivalent admission increased 4.7% in the third quarter of 2012 compared to the third quarter of 2011. Same facility labor rate increases averaged 1.6% for the third quarter of 2012 compared to the third quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2012 and 2011 (continued)

Supplies, as a percentage of revenues, were 17.1% in the third quarter of 2012 and 17.4% in the third quarter of 2011. Supply cost per equivalent admission increased 0.6% in the third quarter of 2012 compared to the third quarter of 2011. Supply costs per equivalent admission increased 1.3% for medical devices and 0.7% for general medical and surgical items and declined 1.3% for pharmacy supplies and 8.5% for blood products in the third quarter of 2012 compared to the third quarter of 2011.

Other operating expenses, as a percentage of revenues, declined to 18.7% in the third quarter of 2012 from 18.8% in the third quarter of 2011. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $77 million and $78 million of indigent care costs in certain Texas markets during the third quarters of 2012 and 2011, respectively. Provisions for losses related to professional liability risks were $59 million and $62 million for the third quarters of 2012 and 2011, respectively.

We recognized $131 million ($52 million Medicare and $79 million Medicaid) and $51 million ($17 million Medicare and $34 million Medicaid) of electronic health record incentive income during the third quarters of 2012 and 2011, respectively. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates was $6 million and $68 million in the third quarters of 2012 and 2011, respectively. Equity in earnings of affiliates for the third quarter of 2011 relates primarily to our Denver, Colorado market (HealthONE) joint venture, which effective November 1, 2011, we began consolidating due to our acquisition of our partner’s ownership interest.

Depreciation and amortization increased $55 million, from $362 million in the third quarter of 2011 to $417 million in the third quarter of 2012. The increase was primarily related to the consolidation of HealthONE.

Interest expense declined from $519 million in the third quarter of 2011 to $446 million in the third quarter of 2012 due to a decline in the average effective interest rate. Our average debt balance was $26.685 billion for the third quarter of 2012 compared to $25.600 billion for the third quarter of 2011. The average effective interest rate for our long term debt declined from 8.0% for the quarter ended September 30, 2011 to 6.6% for the quarter ended September 30, 2012 due primarily to debt refinancing transactions completed during 2011.

During the third quarter of 2012, we recorded net gains on sales of facilities of $7 million. During the third quarter of 2011, we recorded net losses on sales of facilities of $2 million.

During the third quarter of 2011, we recorded losses on retirement of debt of $406 million related to the redemptions of all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016, at a redemption price of 106.783% and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513%.

The effective tax rates were a provision of 38.2% and a benefit of 60.0% for the third quarters of 2012 and 2011, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the third quarter of 2011

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2012 and 2011 (continued)

was reduced by $42 million for reductions in interest expense related to taxing authority examinations and increased by $5 million related to certain state tax adjustments. Excluding the effect of these adjustments, the effective tax rate for the third quarter of 2011 would have been 36.7%.

Net income attributable to noncontrolling interests increased from $85 million for the third quarter of 2011 to $95 million for the third quarter of 2012.

Nine Months Ended September 30, 2012 and 2011

Net income attributable to HCA Holdings, Inc. totaled $1.291 billion, or $2.81 per diluted share, in the nine months ended September 30, 2012 compared to $530 million, or $1.04 per diluted share, in the nine months ended September 30, 2011. The first nine months of 2012 results include two Medicare adjustments (and related expenses) that added $170 million to income before income taxes, or $0.22 per diluted share. The first nine months of 2011 results include a charge of $181 million, or $0.29 per diluted share, related to the termination of the management agreement between HCA and the Investors upon the completion of our initial public offering and $481 million, or $0.60 per diluted share, of losses on retirement of debt. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 458.8 million shares and 509.6 million shares for the nine months ended September 30, 2012 and 2011, respectively.

For the first nine months of 2012, consolidated and same facility admissions increased 7.9% and 2.6%, respectively, compared to the first nine months of 2011. Consolidated and same facility outpatient surgical volumes increased 10.8% and 0.6%, respectively, during the first nine months of 2012, compared to the first nine months of 2011. Consolidated and same facility inpatient surgeries increased 5.2% and declined 0.4%, respectively, in the first nine months of 2012, compared to the first nine months of 2011. Consolidated and same facility emergency department visits increased 12.0% and 7.2%, respectively, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Revenues before provision for doubtful accounts increased 13.2% for the first nine months of 2012 compared to the first nine months of 2011. Provision for doubtful accounts increased $502 million from $2.164 billion in the first nine months of 2011 to $2.666 billion in the first nine months of 2012. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $366 million and $1.092 billion, respectively, during the first nine months of 2012, compared to the first nine months of 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 29.3% for the first nine months of 2012, compared to 27.3% for the first nine months of 2011. At September 30, 2012, our allowance for doubtful accounts represented approximately 92% of the $4.891 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 12.2% primarily due to the combined impact of revenue per equivalent admission growth of 2.2% and an increase of 9.8% in equivalent admissions for the first nine months of 2012 compared to the first nine months of 2011. Same facility revenues increased 4.1% due to the combined impact of a 0.3%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Months Ended September 30, 2012 and 2011 (continued)

increase in same facility revenue per equivalent admission and a 3.8% increase in same facility equivalent admissions for the first nine months of 2012 compared to the first nine months of 2011. The increase in revenues for the first nine months of 2012 compared to the first nine months of 2011 is related primarily to the combined impact of the financial consolidation of our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011 (HealthONE revenues are not included in same facility amounts) and two adjustments (Rural Floor Provision Settlement and SSI ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments was an increase of $188 million to revenues.

Salaries and benefits, as a percentage of revenues, were 45.7% in the first nine months of 2012 and 45.4% in the first nine months of 2011. Salaries and benefits per equivalent admission increased 2.8% in the first nine months of 2012 compared to the first nine months of 2011. Same facility labor rate increases averaged 1.6% for the first nine months of 2012 compared to the first nine months of 2011.

Supplies, as a percentage of revenues, were 17.2% in the first nine months of 2012 and 17.5% in the first nine months of 2011. Supply cost per equivalent admission increased 0.2% in the first nine months of 2012 compared to the first nine months of 2011. Supply costs per equivalent admission increased 1.1% for medical devices and 0.1% for general medical and surgical items and declined 1.5% for pharmacy supplies and 6.7% for blood products in the first nine months of 2012 compared to the first nine months of 2011.

Other operating expenses, as a percentage of revenues, declined to 18.2% in the first nine months of 2012 from 18.3% in the first nine months of 2011. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $228 million and $248 million of indigent care costs in certain Texas markets during the first nine months of 2012 and 2011, respectively. Provisions for losses related to professional liability risks were $230 million and $183 million for the first nine months of 2012 and 2011, respectively.

We recognized $256 million ($174 million Medicare and $82 million Medicaid) and $90 million ($17 million Medicare and $73 million Medicaid) of electronic health record incentive income during the first nine months of 2012 and 2011, respectively. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates was $26 million and $217 million in the first nine months of 2012 and 2011, respectively. Equity in earnings of affiliates for the first nine months of 2011 relates primarily to our Denver, Colorado market (HealthONE) joint venture, which effective November 1, 2011, we began consolidating due to our acquisition of our partner’s ownership interest.

Depreciation and amortization increased $176 million, from $1.078 billion in the first nine months of 2011 to $1.254 billion in the first nine months of 2012. The consolidation of HealthONE for periods subsequent to November 1, 2011 represents $104 million of the increase in depreciation and amortization.

Interest expense declined from $1.572 billion in the first nine months of 2011 to $1.336 billion in the first nine months of 2012 due to a decline in the average effective interest rate. Our average debt balance was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Months Ended September 30, 2012 and 2011 (continued)

$27.211 billion for the first nine months of 2012 compared to $26.289 billion for the first nine months of 2011. The average effective interest rate for our long term debt declined from 8.0% for the nine months ended September 30, 2011 to 6.6% for the nine months ended September 30, 2012 due primarily to debt refinancing transactions completed during 2011.

During the first nine months of 2012, we recorded net gains on sales of facilities of $4 million. During the first nine months of 2011, we recorded net losses on sales of facilities of $3 million.

During the first nine months of 2011, we recorded losses on retirement of debt of $481 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% senior secured notes due 2014, at a redemption price of 104.563% of the principal amount; $108 million aggregate principal amount of our 9 7/8% senior secured notes due 2017, at a redemption price of 109.875% of the principal amount; all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016, at a redemption price of 106.783% and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513%. There were no losses on retirement of debt during the first nine months of 2012.

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

The effective tax rates were 37.1% and 36.7% for the first nine months of 2012 and 2011, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $270 million for the first nine months of 2011 to $288 million for the first nine months of 2012.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.912 billion in the first nine months of 2012 compared to $2.546 billion in the first nine months of 2011. The $366 million increase in cash provided by operating activities in the first nine months of 2012 compared to the first nine months of 2011 related primarily to the combined impact of the increase in net income of $298 million, excluding the losses on retirement of debt of $481 million in the first nine months of 2011, an increase of $176 million from depreciation and amortization and a reduction of $98 million from income taxes. The combined interest payments and net tax payments (refunds) in the first nine months of 2012 and 2011 were $1.832 billion and $1.540 billion, respectively. Working capital totaled $1.411 billion at September 30, 2012 and $1.679 billion at December 31, 2011.

Cash used in investing activities was $1.340 billion in the first nine months of 2012 compared to $1.240 billion in the first nine months of 2011. Excluding acquisitions, capital expenditures were $1.268 billion in the first nine months of 2012 and $1.170 billion in the first nine months of 2011. We expended $58 million for the acquisition of a hospital facility and $109 million to acquire nonhospital health care facilities during the first nine months of 2012. We expended $136 million for the acquisition of a hospital facility and $73 million to acquire nonhospital health care facilities during the first nine months of 2011. Capital expenditures are expected

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

to approximate $1.83 billion in 2012. At September 30, 2012, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.44 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $17 million and $55 million from sales of health care entities during the first nine months of 2012 and 2011, respectively. We received net cash flows from our investments of $73 million and $80 million in the first nine months of 2012 and 2011, respectively.

Cash used in financing activities totaled $1.473 billion during the first nine months of 2012 compared to $1.358 billion during the first nine months of 2011. During the first nine months of 2012, net cash flows used in financing activities included net debt repayments of $214 million, distributions to noncontrolling interests of $303 million, distributions to stockholders of $983 million, payments of debt issuance costs of $20 million and receipts of $82 million of income tax benefits for certain items (primarily distributions to holders of our stock options). During the first nine months of 2011, net cash flows used in financing activities included reductions in net borrowings of $1.997 billion, net proceeds of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering, repurchase of common stock of $1.503 billion, distributions to noncontrolling interests of $281 million, distributions to stockholders of $31 million, payments of debt issuance costs of $84 million and receipts of $54 million of income tax benefits for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $26.933 billion at September 30, 2012. Our interest expense was $1.336 billion for the first nine months of 2012 and $1.572 billion for the first nine months of 2011. The decline in interest expense was related to a decline in the average effective interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.155 billion and $4.255 billion available as of September 30, 2012 and October 31, 2012, respectively) and anticipated access to public and private debt markets.

During October 2012, our Board of Directors declared a distribution to the Company’s stockholders and holders of certain vested stock awards. The distribution declared was $2.50 per share and vested stock award (subject to limitations for certain awards), or approximately $1.2 billion in the aggregate.

During October 2012, we issued $2.500 billion aggregate principal amount of notes, comprised of $1.250 billion of 4.75% senior secured first lien notes due 2023 and $1.250 billion of 5.875% senior unsecured notes due 2023. After the payment of related fees and expenses, we used the net proceeds for general corporate purposes, which included the repayment of an existing term loan due November 2013 and providing a financing source for the declared distribution to our stockholders.

During October 2012, we replaced our $2.000 billion senior secured revolving credit facility maturing on November 17, 2015, with a new facility on substantially the same terms other than foregoing a scheduled increase in interest rates and extending the maturity date to November 17, 2016.

During February 2012, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock awards. The distribution of $2.00 per share and vested stock award, or approximately $971 million in the aggregate, was paid during February 2012.

During February 2012, we issued $1.350 billion aggregate principal amount of 5.875% senior secured notes due 2022. After the payment of related fees and expenses, we used the proceeds for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Investments of our insurance subsidiaries, to maintain statutory equity and pay claims, totaled $534 million and $628 million at September 30, 2012 and December 31, 2011, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $361 million and $410 million at September 30, 2012 and December 31, 2011, respectively. Our facilities are insured by a wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $875 million and $842 million at September 30, 2012 and December 31, 2011, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $290 million. We estimate that approximately $229 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $526 million and $8 million, respectively, at September 30, 2012. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2012, we had a net unrealized gain of $20 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our wholly-owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At September 30, 2012, our wholly-owned insurance subsidiaries had invested $71 million ($76 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

With respect to our interest-bearing liabilities, approximately $3.965 billion of long-term debt at September 30, 2012 was subject to variable rates of interest, while the remaining balance in long-term debt of $22.968 billion at September 30, 2012 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 8.0% for the nine months ended September 30, 2011 to 6.6% for the nine months ended September 30, 2012.

The estimated fair value of our total long-term debt was $28.706 billion at September 30, 2012. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $40 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Management believes HCA Holdings, Inc., its predecessors and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, and final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of these issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data

	2012	2011
Number of hospitals in operation at:
March 31	164	156
June 30	163	157
September 30	162	157
December 31		163
Number of freestanding outpatient surgical centers in operation at:
March 31	109	98
June 30	110	98
September 30	112	98
December 31		108
Licensed hospital beds at(a):
March 31	41,815	39,075
June 30	41,817	39,472
September 30	41,884	39,526
December 31		41,594
Weighted average licensed beds(b):
Quarter:
First	41,740	39,061
Second	41,789	39,356
Third	41,873	39,509
Fourth		40,994
Year		39,735
Average daily census(c):
Quarter:
First	23,284	22,002
Second	22,113	20,764
Third	22,122	20,528
Fourth		21,213
Year		21,123
Admissions(d):
Quarter:
First	443,300	406,900
Second	428,200	397,500
Third	430,500	402,300
Fourth		413,700
Year		1,620,400
Equivalent admissions(e):
Quarter:
First	711,100	638,400
Second	700,800	638,900
Third	705,200	650,900
Fourth		667,700
Year		2,595,900

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data—(Continued)

	2012	2011
Average length of stay (days)(f):
Quarter:
First	4.8	4.9
Second	4.7	4.8
Third	4.7	4.7
Fourth		4.7
Year		4.8
Emergency room visits(g):
Quarter:
First	1,688,400	1,527,600
Second	1,714,200	1,512,000
Third	1,724,000	1,539,500
Fourth		1,564,400
Year		6,143,500
Outpatient surgeries(h):
Quarter:
First	217,500	193,000
Second	219,800	199,100
Third	212,300	194,300
Fourth		212,800
Year		799,200
Inpatient surgeries(i):
Quarter:
First	128,300	119,700
Second	126,700	120,200
Third	124,700	121,100
Fourth		123,500
Year		484,500
Days revenues in accounts receivable(j):
Quarter:
First	53	49
Second	50	50
Third	52	50
Fourth		52
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$41,377	$34,764
Second	40,327	34,242
Third	40,125	34,288
Fourth		38,222
Year		141,516
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	37%	36%
Second	39%	37%
Third	38%	37%
Fourth		38%
Year		37%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data—(Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at September 30, 2012 (m):
Medicare and Medicaid	13%	1%	1%
Managed care and other discounted	23	5	4
Uninsured	18	8	27

Total	54%	14%	32%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day.
(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(m)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $9.073 billion (each 1% is equivalent to approximately $91 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As initially disclosed in 2010, the DOJ has contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the CMS criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 95 HCA hospitals; the review covers the period from October 2003 to the present. In August 2012, HCA, along with non-HCA hospitals across the country subject to the DOJ’s review, received from the DOJ a proposed framework for resolving the DOJ’s review of ICDs. The Company is cooperating in the review. The review could potentially give rise to claims against the Company under the federal FCA or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on the Company.

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company is cooperating with the government’s request and is currently producing medical records associated with particular reviews at eight hospitals, located primarily in Florida. At this time, we cannot predict what effect, if any, the request or any resulting claims, including any potential claims under the federal False Claims Act, other statutes, regulations or laws, could have on the Company.

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. In September of 2011, the trial court issued its remedies phase decision and held that the only remedy to which the Foundation was entitled was rescission of the intra-corporate transfer that breached the transfer restriction (the Company has complied with the Court’s order, and it is not expected that such compliance will have any material effect on our operations or financial position). The Court awarded the Foundation, under the terms of the Asset Purchase Agreement, a “fraction” of its attorney fees. The Foundation appealed the remedy phase ruling, and the Company cross-appealed the liability determination. On October 31, 2011, the New Hampshire Supreme Court, on its own, raised the question whether the appeal needed to await the trial court’s further ruling on attorney fees. On November 21, 2011, after the parties briefed the issue, the New Hampshire Supreme Court dismissed the appeal as premature and remanded the case to the trial court. In February 2012, the trial court certified the case for a possible interlocutory appeal without addressing the attorney fees issue. The New Hampshire Supreme Court rejected the request for an interlocutory appeal. The parties subsequently reached a stipulation regarding the attorney fees. The trial court accepted the parties’ stipulation regarding attorneys fees and entered final judgment on liability and remedies on May 4, 2012. Both sides filed appeals with the New Hampshire Supreme Court and briefing has been scheduled.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended compliant on September 11, 2012.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2011, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the quarter ended June 30, 2012.

ITEM 6.	EXHIBITS

(a) List of Exhibits:

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from our quarterly report on Form 10-Q for the quarters and nine months ended September 30, 2012 and 2011, filed with the SEC on November 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, (ii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2012 and 2011, (iii) the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and (iv) the notes to condensed consolidated financial statements.(1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ R. MILTON JOHNSON
R. Milton Johnson
President and Chief Financial Officer

Date: November 6, 2012