Form 10-K
period 2012-12-31
HCA Holdings, Inc.
filed 2013-02-27
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2013, there were 443,609,800 outstanding shares of the Registrant’s common stock. As of June 30, 2012, the aggregate market value of the common stock held by nonaffiliates was approximately $5.130 billion. For purposes of the foregoing calculation only, Hercules Holding II, LLC and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

General

HCA Holdings, Inc. is one of the leading health care services companies in the United States. At December 31, 2012, we operated 162 hospitals, comprised of 156 general, acute care hospitals; five psychiatric hospitals; and one rehabilitation hospital. In addition, we operated 112 freestanding surgery centers. Our facilities are located in 20 states and England.

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

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share (before deducting underwriter discounts, commissions and other related offering expenses). Certain of our stockholders also sold 57,410,700 shares of our common stock in this offering. We did not receive any proceeds from the shares sold by the selling stockholders. During December 2012, certain Investors sold 32,000,000 shares of our common stock. During February 2013, certain Investors sold 50,000,000 shares of our common stock. We did not receive any proceeds from the shares sold by the Investors. Our common stock is traded on the New York Stock Exchange (symbol “HCA”).

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

At December 31, 2012, we owned and operated 156 general, acute care hospitals with 41,198 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

At December 31, 2012, we operated five psychiatric hospitals with 506 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. Our revenues from third-party payers and the uninsured for the years ended December 31, 2012, 2011 and 2010 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2012	Ratio	2011	Ratio	2010	Ratio
Medicare	$8,292	25.1%	$7,653	25.8%	$7,203	25.7%
Managed Medicare	2,954	8.9	2,442	8.2	2,162	7.7
Medicaid	1,464	4.4	1,845	6.2	1,962	7.0
Managed Medicaid	1,504	4.6	1,265	4.3	1,165	4.2
Managed care and other insurers	17,998	54.5	15,703	52.9	14,762	52.7
International (managed care and other insurers)	1,060	3.2	938	3.2	784	2.8

	33,272	100.7	29,846	100.6	28,038	100.1
Uninsured	2,580	7.8	1,846	6.2	1,732	6.2
Other	931	2.8	814	2.7	913	3.3

Revenues before provision for doubtful accounts	36,783	111.3	32,506	109.5	30,683	109.6
Provision for doubtful accounts	(3,770)	(11.3)	(2,824)	(9.5)	(2,648)	(9.6)

Revenues	$33,013	100.0%	$29,682	100.0%	$28,035	100.0%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with Lou Gehrig’s Disease. Medicaid is a federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. All of our general, acute care hospitals located in the United States are eligible to participate in Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care under our charity care policy. These discounts are similar to those provided to many local managed care plans. In implementing the uninsured discount policy, we attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions beginning in 2013 to reduce the federal deficit, including Medicare spending reductions of up to 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The President and Congress continue to negotiate federal government spending reductions, but if no action is taken by March 1, 2013, the BCA-mandated spending reductions will occur. It is unclear how these reductions will be implemented across the different Medicare payment systems discussed below or whether any negotiations will result in different spending reductions or a temporary delay.

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

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), provides for annual decreases to the market basket, including the following reductions for each of the following federal fiscal years: 0.1% in 2013; 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, the Department of Health and Human Services (“HHS”) will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. The Centers for Medicare and Medicaid Services (“CMS”) estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019. The American Taxpayer Relief Act of 2012 requires a negative documentation and coding adjustment for four years beginning in federal fiscal year 2014. It is estimated that this documentation and coding adjustment will reduce Medicare inpatient PPS payments by $10.5 billion. A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

For federal fiscal year 2012, CMS increased the MS-DRG rate by 1.0%. This increase reflected a 3.0% market basket increase, a 0.1% reduction required by the Health Reform Law, a productivity adjustment of negative 1.0%, a prospective documentation and coding adjustment of negative 2.0% and a 1.1% increase in light of a January 2011 court decision. For federal fiscal year 2013, CMS issued a final rule that results in a net increase of 2.8%. This increase reflects a 2.6% market basket increase, the 0.1% reduction required by the Health Reform Law, a negative 0.7% productivity adjustment, a negative 1.9% prospective documentation and coding adjustment and a positive 2.9% retrospective documentation and coding adjustment.

Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. CMS has focused on payment levels for such specialties in recent years in part because of an increase in specialty hospitals. Changes in the payments received for specialty services could have an adverse effect on our results of operations.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provides for hospitals to receive a 2% reduction to their market basket updates if they fail to submit data for patient care quality indicators to the Secretary of HHS. As required by the Deficit Reduction Act of 2005 (“DRA 2005”), CMS has expanded the number of quality measures that must be reported to avoid the market basket reduction. In federal fiscal year 2013, CMS requires hospitals to report 55 quality measures in order to avoid the market basket reduction for inpatient PPS payments in federal fiscal year 2014. All of our hospitals paid under the Medicare inpatient PPS are participating in the quality initiative by submitting the requested quality data. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

As part of CMS’ goal of transforming Medicare from a passive payer to an active purchaser of quality goods and services, Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission. In this situation, the case is paid as though the secondary diagnosis was not present. There are 11 categories of conditions on the list of HACs for federal fiscal year 2013. In addition, CMS has established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. The Health Reform Law provides for reduced payments based on a hospital’s HAC rates. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excess” readmissions within the 30-day time period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS. Hospitals with what CMS defines as excess readmissions for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments will be reduced is determined by comparing the hospital’s performance for each condition using three years of discharge data to a risk-adjusted national average, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions is capped at 1% for federal fiscal year 2013, 2% for federal fiscal year 2014, and 3% for federal fiscal year 2015 and thereafter. Each hospital’s performance will be publicly reported by CMS.

The Health Reform Law additionally establishes a hospital value-based purchasing program to further link payments to quality and efficiency. Beginning in federal fiscal year 2013, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS will score each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. For payments in federal fiscal year 2013, hospitals were scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and 12 clinical process-of-care measures. On December 20, 2012, CMS notified hospitals of the amount of their value-based incentive payment adjustments for federal fiscal year 2013 discharges. CMS estimates that it will distribute $850 million in federal fiscal year 2013 to hospitals under the value-based purchasing program.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. For federal fiscal year 2012, CMS established an outlier threshold of $22,385, and for federal fiscal year 2013, CMS reduced the outlier threshold to $21,821. We do not anticipate that the decrease to the outlier threshold for federal fiscal year 2013 will have a material impact on our results of operations.

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, nonimplantable orthotics and prosthetics, freestanding surgery center services and services provided by independent diagnostic testing facilities.

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. The Health Reform Law provides for reductions to the market basket update, including the following reductions for each of the following calendar years: 0.1% in 2013; 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For calendar year 2012 and each subsequent calendar year, the Health Reform Law provides for an annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity. The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019. For calendar year 2012, CMS increased APC payment rates by 1.9%, which represented a market basket update of 3.0%, a negative 1.0% productivity adjustment and a 0.1% reduction required by the Health Reform Law. For calendar year 2013, CMS has issued a final rule that increases the APC payment rate by 1.8%, which includes the full market basket update of 2.6%, a negative 0.7%

productivity adjustment and the negative 0.1% adjustment required by the Health Reform Law. CMS continues to require hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS. CMS requires hospitals to report data on 23 quality measures in calendar year 2013 to avoid reduced payments in calendar year 2014.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Health Reform Law also provides for reductions to the market basket update, including the following reductions for each of the following federal fiscal years: 0.1% in 2013; 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity. The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the IRF PPS by $5.7 billion from 2010 to 2019. For federal fiscal year 2012, CMS updated the market basket by 2.2%, reflecting a 2.9% market basket increase, a negative 1.0% productivity adjustment, a 0.1% reduction required by the Health Reform Law, and a 0.4% increase resulting from an update to the outlier threshold amount. For federal fiscal year 2013, CMS has issued a final rule updating inpatient rehabilitation rates by 1.9%, which reflects a 2.7% market basket increase, a negative 0.7% productivity adjustment and a 0.1% reduction required by the Health Reform Law. Beginning in federal fiscal year 2014, IRFs will be required to report quality measures to CMS or will receive a 2.0% reduction to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold or other criteria to be classified as an IRF will be paid under the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2012, we had one rehabilitation hospital and 47 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed under a prospective payment system (the “IPF PPS”), a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and historically has used a July 1 update cycle, with each twelve month period referred to as a “rate year.” However, CMS transitioned the IPF PPS from a rate year to a federal fiscal year update cycle, effective October 1, 2012. The rehabilitation, psychiatric and long-term care (“RPL”) market basket update is used to update the IPF PPS. The Health Reform Law also provides for reductions to the market basket update, including the following reductions for the following rate years, which will follow the federal fiscal year update cycle: 0.1% in 2013; 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For rate year 2012 and each subsequent payment year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity. The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the IPF PPS by $4.3 billion from 2010 to 2019. For rate year 2012, which spanned 15 months from July 1, 2011 through September 30, 2012, CMS increased inpatient psychiatric payment rates by 2.95%, which included a market basket increase of 3.2% and a 0.25% reduction required by the Health Reform Law. For rate year 2013, which will follow the federal fiscal year update cycle, CMS increased inpatient psychiatric payment rates by 1.9%, including a market basket increase of 2.7%, reduced by a 0.7% productivity adjustment and a reduction of 0.1% as required by the Health Reform Law. Beginning in federal fiscal year 2014, inpatient psychiatric facilities will be required to report quality measures to CMS or will receive a 2.0% reduction to the market basket update. As of December 31, 2012, we had five psychiatric hospitals and 41 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. For federal fiscal year 2011 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be reduced by a productivity adjustment. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity. The Health Reform Law also required HHS to submit a report to Congress on plans for developing a value-based purchasing program for ASCs. In its report, HHS recommends a phased-in approach for implementing a value-based purchasing program but states additional statutory authority would be required to allow performance-based payments. For calendar year 2013, CMS has issued a final rule that provides for a 0.6% annual update to ASC payments, which includes the market basket update of 1.4% and a negative 0.8% productivity adjustment. In addition, CMS has also established a quality reporting program for ASCs under which ASCs that fail to report on five quality measures beginning on October 1, 2012 will receive a 2% reduction in reimbursement for calendar year 2014.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. The most recent legislative delay extends calendar year 2012 payment rates through December 31, 2013. We cannot predict whether the U.S. Congress will intervene to prevent this reduction to payments in the future. Barring delay or repeal of the SGR by Congress, Medicare payments to physicians are scheduled to be cut significantly effective January 1, 2014.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Beginning in federal fiscal year 2007, CMS adjusted 100% of the wage index factor for occupational mix. The redistributive impact of wage index changes, while slightly negative in the aggregate, is not anticipated to have a material financial impact for 2013. However, the Health Reform Law requires HHS to provide Congress with recommendations on how to comprehensively reform the Medicare wage index system.

Medicare reimburses hospitals for a portion of bad debts resulting from deductible and coinsurance amounts that are uncollectible from Medicare beneficiaries. The Middle Class Tax Relief and Jobs Creation Act of 2012 (the “Jobs Creation Act”) reduces the percentage of bad debt amounts that Medicare reimburses from 70% to 65% beginning in federal fiscal year 2013. These reductions are intended to offset, in part, the impact of the legislative delay of the SGR reductions in physician compensation under the PFS. The U.S. Congress has not permanently addressed the SGR reductions, and any further delays or revisions to the SGR may be offset by additional reductions in Medicare payments to other types of providers.

As required by the MMA, CMS has implemented contractor reform whereby CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”), which are geographically assigned and service both Part A and Part B providers within a given jurisdiction. CMS awarded initial contracts to all 15 MAC jurisdictions. While chain providers had the option of having all hospitals use one home office MAC, HCA chose to use the MACs assigned to the geographic areas in which our hospitals are located. CMS periodically resolicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. CMS has implemented the RAC program on a permanent, nationwide basis as required by statute. The compensation for the RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. Historically, RACs have conducted their reviews on a post-payment basis. In February 2012, CMS announced that it was initiating a RAC prepayment demonstration program in 11 states.

We have established policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable through administrative and judicial processes. We have actively pursued reversal of adverse determinations at appropriate appeal levels, and we intend to continue this process. We are incurring additional costs to respond to requests for records and pursue the reversal of payment denials, in addition to the overpayments that are not reversed upon appeal. Amounts that have not been reversed upon appeal have not been significant, but the number and amount of claims subject to RAC review has been steadily increasing, and we expect this trend to continue during 2013. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Managed Medicare

Under the Managed Medicare program, the federal government contracts with private health plans to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. MMA increased reimbursement to managed Medicare plans and expanded Medicare beneficiaries’ health care options. Since 2003, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, the Medicare Improvements for Patients and Providers Act of 2008 imposed new restrictions and implemented focused cuts to certain managed Medicare plans. In addition, the Health Reform Law reduces, over a three year period starting in 2012, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. The Health Reform Law also implements fee payment adjustments based on service benchmarks and quality ratings. The Congressional Budget Office (“CBO”) has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reduction to be $145 billion. In addition, the Health Reform Law expands the RAC program to include managed Medicare plans. In light of the recent economic downturn and the Health Reform Law, managed Medicare plans may experience reduced premium payments, which may lead to decreased enrollment in such plans.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Health Reform Law requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level (“FPL”) by 2014. Further, the Health Reform Law requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. However, on June 28, 2012, the United States Supreme Court struck down the portion of the Health Reform Law that would have allowed HHS to penalize states that do not implement the law’s Medicaid expansion provisions with the loss of existing federal Medicaid funding. As a result, some states may choose not to implement the Medicaid expansion.

Because most states must operate with balanced budgets and because the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. The recent economic downturn has increased the budgetary pressures on most states, and these budgetary pressures have resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states.

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

The Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. On June 6, 2011, CMS issued a final rule implementing this prohibition for services with dates beginning July 1, 2012. The final rule requires each state Medicaid program to deny payments to providers for the treatment of health care-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.

Through DRA 2005, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Among other things, DRA 2005 requires CMS to employ private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic regions and have commenced audits in states assigned to those regions. The Health Reform Law increased federal funding for the MIC program beginning in federal fiscal year 2011. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities. The Health Reform Law also expands the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs to audit payments to Medicaid providers.

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

Accountable Care Organizations and Bundled Payment Initiatives

The Health Reform Law requires HHS to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program. In 2011, CMS, the HHS Office of Inspector General (the “OIG”) and certain other federal agencies released a series of rules and guidance further defining and implementing the MSSP. These rules and guidance provide for two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings and losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, the rules and guidance also provide for certain waivers from fraud and abuse laws for ACOs. CMS has approved over 200 ACOs to participate in the MSSP.

The Health Reform Law created the Center for Medicare and Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the Center for Medicare and Medicaid Innovation is a voluntary bundled payment initiative involving over 400 participants that will link payments to participating providers for services provided during an episode of care. In addition, the Health Reform Law requires HHS to establish a separate five-year voluntary, national pilot program on payment bundling for Medicare services beginning no later than January 1, 2013. Under the program, providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. The Health Reform Law also provides for a bundled payment demonstration project for Medicaid services. HHS may select up to eight states to participate, and these state programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

Disproportionate Share Hospital Payments

In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). DSH payments are determined annually based on certain statistical information required by HHS and are calculated as a percentage addition to MS-DRG payments.

Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Each DSH hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its estimated cost of providing uncompensated care, which is not the current basis for DSH payments. It is difficult to predict the full impact of the Medicare DSH reductions. The CBO has estimated $22 billion in reductions to Medicare DSH payments between 2010 and 2019, while for the same time period, CMS has estimated reimbursement reductions totaling $50 billion. The Health Reform Law does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, the Health Reform Law does not contain a definition of uncompensated care. How CMS ultimately defines uncompensated care for purposes of these DSH funding provisions could have a material effect on a hospital’s Medicare DSH reimbursements.

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act and the American Taxpayer Relief Act of 2012 provide for additional Medicaid DSH reductions in federal fiscal years 2021 and 2022 estimated at $4.1 billion and $4.2 billion, respectively. How such cuts are allocated among the states and how the states allocate these cuts among providers, have yet to be determined.

TRICARE

TRICARE is the Department of Defense’s health care program for members of the armed forces. For inpatient services, TRICARE reimburses hospitals based on a DRG system modeled on the Medicare inpatient PPS. For outpatient services, TRICARE reimburses hospitals based on a PPS that is similar to that utilized for services furnished to Medicare beneficiaries. If the President and Congress do not take action by March 1, 2013, the BCA will require spending reductions that will impact the TRICARE program. Unlike with the Medicare program, the BCA does not provide for a 2% cap on these spending reductions.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 30%, 31%, and 32% of our total admissions for the years ended December 31, 2012, 2011 and 2010, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases that were expected to yield 5% to 6% from managed care payers during 2012, there can be no assurance that we will continue to receive increases in the future. It is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases.

Uninsured and Self-Pay Patients

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2012, approximately 82% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements and incentives, which do not become effective until 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain coverage as a result of the law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and the payer mix. In addition, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining or new court challenges and possible amendment or repeal.

Electronic Health Record Incentives

ARRA provides for Medicare and Medicaid incentive payments for eligible hospitals and for eligible professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. Through December 2012, over $10 billion in incentive payments have been made through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals.

Under the Medicare incentive program, eligible hospitals that demonstrate meaningful use will receive incentive payments for up to four fiscal years. The Medicare incentive payment amount is the product of three factors: (1) an initial amount comprised of a base amount of $2,000,000, plus $200 for each acute care inpatient discharge, beginning with a hospital’s 1,150th discharge of the applicable year and ending with a hospital’s 23,000th discharge of the applicable year; (2) the “Medicare share,” which is the sum of Medicare Part A and Part C acute care inpatient-bed-days divided by the product of the total acute care inpatient-bed-days and a charity care factor; and (3) a transition factor applicable to the payment year. In order to maximize their incentive payments, acute care hospitals must participate in the incentive program by federal fiscal year 2013. Beginning in federal fiscal year 2015, acute care hospitals that have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will receive reduced market basket updates under inpatient PPS.

Eligible professionals who demonstrate meaningful use are entitled to incentive payments for up to five payment years in an amount equal to 75% of their estimated Medicare allowed charges for covered professional services furnished during the relevant calendar year, subject to an annual limit. Eligible professionals must have participated in the incentive payment program by calendar year 2012 in order to maximize their incentive payments and must participate by calendar year 2014 in order to receive any incentive payments. Beginning in calendar year 2015, eligible professionals who have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will face Medicare payment reductions.

The Medicaid EHR incentive program is voluntary for states to implement. For participating states, the Medicaid EHR incentive program provides incentive payments for acute care hospitals and eligible professionals that meet certain volume percentages of Medicaid patients, as well as children’s hospitals. Providers may only participate in a single state’s Medicaid EHR incentive program. Eligible professionals can only participate in either the Medicaid incentive program or the Medicare incentive program and can change this election only one time. Eligible hospitals may participate in both the Medicare and Medicaid incentive programs.

To qualify for incentive payments under the Medicaid program, providers must either adopt, implement, upgrade or demonstrate meaningful use of, certified EHR technology during their first participation year or successfully demonstrate meaningful use of certified EHR technology in subsequent participation years. Payments may be received for up to six participation years. For hospitals, the aggregate Medicaid EHR incentive amount is the product of two factors: (1) the overall EHR amount, which is comprised of a base amount of $2,000,000 plus a discharge-related amount, multiplied by the Medicare share (which is set at one by statute) multiplied by a transition factor, and (2) the “Medicaid share,” which is the estimated Medicaid inpatient-bed days plus estimated Medicaid managed care inpatient bed-days, divided by the product of the estimated total inpatient bed-days and a charity care factor. Under the Medicaid incentive program, eligible professionals may receive payments based on their EHR costs, up to a total amount of $63,750, or for pediatricians, $42,500. There is no penalty for hospitals or professionals under Medicaid for failing to meet EHR meaningful use requirements.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Number of hospitals at end of period(a)	162	163	156	155	158
Number of freestanding outpatient surgery centers at end of period(b)	112	108	97	97	97
Number of licensed beds at end of period(c)	41,804	41,594	38,827	38,839	38,504
Weighted average licensed beds(d)	41,795	39,735	38,655	38,825	38,422
Admissions(e)	1,740,700	1,620,400	1,554,400	1,556,500	1,541,800
Equivalent admissions(f)	2,832,100	2,595,900	2,468,400	2,439,000	2,363,600
Average length of stay (days)(g)	4.7	4.8	4.8	4.8	4.9
Average daily census(h)	22,521	21,123	20,523	20,650	20,795
Occupancy rate(i)	54%	53%	53%	53%	54%
Emergency room visits(j)	6,912,000	6,143,500	5,706,200	5,593,500	5,246,400
Outpatient surgeries(k)	873,600	799,200	783,600	794,600	797,400
Inpatient surgeries(l)	506,500	484,500	487,100	494,500	493,100

(a)	Excludes eight facilities in 2010, 2009 and 2008 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes one facility in 2012 and 2011, nine facilities in 2010 and eight facilities in 2009 and 2008 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days admitted patients stay in our hospitals.
(h)	Represents the average number of patients in our hospital beds each day.
(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(j)	Represents the number of patients treated in our emergency rooms.
(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

Competition

Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. Additionally, in recent years the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. In some cases, competing hospitals are more established than our hospitals. Some competing facilities are physician-owned or are owned by tax-supported government agencies and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported or not-for-profit entities an advantage in funding capital expenditures. In certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. We also face competition from specialty hospitals and from both our own and unaffiliated freestanding ASCs for market share in certain high margin services.

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

Two of the most significant factors to the competitive position of a hospital are the number and quality of physicians affiliated with or employed by the hospital. Although physicians may at any time terminate their relationship with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, equipment, employees and services for physicians and patients. Our hospitals face competition from competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models.

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

State certificate of need (“CON”) laws, which place limitations on a health care facility’s ability to expand services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. We currently operate health care facilities in a number of states with CON laws. Before issuing a CON, these states consider the need for additional or expanded health care facilities or services. In those states that have no CON laws or that set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See Item 1, “Business — Regulation and Other Factors.”

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

Regulation and Other Factors

Licensure, Certification and Accreditation

Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe our health care facilities are properly licensed under applicable state laws. Each of our acute care hospitals located in the United States is eligible to participate in Medicare and Medicaid programs and is accredited by The Joint Commission. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs. If any facility were to lose accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure or other penalties.

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

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” reimbursable by Medicare or Medicaid unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. “Designated health services” include inpatient and outpatient hospital services, clinical laboratory services and radiology services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from the federal health care programs. Entities that receive payment as a result of services provided to a Medicare patient who is referred by a physician with whom the entity has a Stark Law non-compliant financial relationship must refund such amounts within the required time period. Failure to do so may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals after December 31, 2010. While the Health Reform Law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

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

Similar State Laws

Many states in which we operate also have laws similar to the Anti-kickback Statute that prohibit payments to physicians for patient referrals and laws similar to the Stark Law that prohibit certain self-referrals. The scope of these state laws is broad because they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of facility licensure.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. As required by the Health Reform Law, HHS is in the process of adopting standards for additional electronic transactions and establishing operating rules to promote uniformity in the implementation of each standardized electronic transaction. In addition, HIPAA requires that each provider use a National Provider Identifier. CMS has also published a final rule requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Implementing the ICD-10 code sets will require significant administrative changes. Use of the ICD-10 code sets is required beginning October 1, 2014.

The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. ARRA broadened the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle protected health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. On January 17, 2013, HHS released a final rule that implements many of these ARRA provisions and becomes effective March 26, 2013. The final rule subjects business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations and will likely require amendments to existing agreements with business associates. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities and business associates must comply with the final rule by September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. In its 2013 final rule, HHS modifies this breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. For example, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. Under ARRA, HHS is required to conduct periodic HIPAA compliance audits of covered entities and their business associates. HHS conducted compliance audits of 115 covered entities in 2012 and has announced its intent to conduct additional audits. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. The 2013 final rule implements many of the ARRA enforcement requirements. In the rule, HHS removed the requirement that HHS attempt to resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, prior to imposing penalties. Instead, HHS has the discretion to resolve violations by moving directly to impose monetary penalties. We enforce a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations and under which a HIPAA compliance group monitors our compliance. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight health care fraud, waste and abuse, including $65 million for federal fiscal year 2012 and $40 million in federal fiscal year 2013. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Expanded Coverage

Based on CBO’s February 2013 projection, by 2022, the Health Reform Law will expand coverage to 27 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

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

As enacted, the Health Reform Law requires, commencing January 1, 2014, all state Medicaid programs to provide, and the federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”). Further, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. As a result of the June 2012 United States Supreme Court ruling, some states may choose not to implement the Medicaid expansion. States that choose not to implement the Medicaid expansion will forego funding established by the Health Reform Law to cover most of the expansion costs. According to the CBO’s February 2013 projection, the new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 12 million persons nationwide by 2022.

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter. CMS has indicated that states that only partially expand their Medicaid programs will not receive an enhanced FMAP.

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

To facilitate the purchase of health insurance by individuals and small employers, each state must establish or participate in an Exchange or default to a federally-operated Exchange by January 1, 2014. Based on CBO estimates issued in February 2013, approximately 26 million individuals will obtain their health insurance coverage through an Exchange by 2022. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through an Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in an Exchange must offer a set of minimum benefits, to be defined by HHS, and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/copayment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/copayment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/copayment limit. For example, an individual making 100% to 200% of the FPL will have copayments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

The second type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in federal fiscal year 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for HHS to use in projecting the productivity figure. For federal fiscal year 2013, CMS has announced a negative 0.7% productivity adjustment to the market basket. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019.

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

Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program will reward hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS considerable discretion over the value-based purchasing program. On April 29, 2011, CMS issued a final rule establishing the value-based purchasing program for hospital inpatient services. Under this final rule, CMS states that it estimates it will distribute $850 million in federal fiscal year 2013 to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. For payments in federal fiscal year 2013, hospitals will be scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and 12 clinical process-of-care measures. CMS will score each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. CMS published the value-based incentive payment adjustment factor for each hospital for federal fiscal year 2013 discharges on December 20, 2012.

Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excess readmissions” within the 30-day period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS. Hospitals with what CMS defines as “excess readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments will be reduced if a hospital experiences excess readmissions is determined by comparison of the hospital’s readmission performance to risk-adjusted national average and is subject to a cap established by CMS. Each hospital’s performance will be publicly reported by CMS.

Third, reimbursement will be reduced based on a facility’s HAC rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. In addition, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs. CMS has issued a final rule implementing this prohibition for services with dates beginning July 1, 2012. The final rule authorizes states to add additional provider-preventable conditions to the list of HACs for which Medicaid reimbursement will not be allowed.

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

It is difficult to predict the full impact of the Medicare DSH reductions, and CBO and CMS estimates differ by $38 billion. The Health Reform Law does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, the Health Reform Law does not contain a definition of “uncompensated care.” As a result, it is unclear how a hospital’s share of the Medicare DSH payment pool will be calculated. CMS could use the definition of “uncompensated care” used in connection with hospital cost reports. However, in July 2009, CMS proposed material revisions to the definition of “uncompensated care” used for cost report purposes. Those revisions would exclude certain significant costs that had historically been covered, such as unreimbursed costs of Medicaid services. CMS has not issued a final rule, and the Health Reform Law does not require HHS to use this definition, even if finalized, for DSH purposes. How CMS ultimately defines “uncompensated care” for purposes of these DSH funding provisions could have a material effect on a hospital’s Medicare DSH reimbursements. In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act and the American Taxpayer Relief Act of 2012 provide for additional Medicaid DSH reductions in federal fiscal years 2021 and 2022 estimated at $4.1 billion and $4.2 billion, respectively. How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.

ACOs. The Health Reform Law requires HHS to establish the MSSP, which promotes accountability and coordination of care through the creation of ACOs. The MSSP allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program. In 2011, CMS, the OIG and certain other federal agencies released a series of rules and guidance further defining and implementing the ACO program. These rules and guidance provide for two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings and losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, the rules and guidance also provide for certain waivers from fraud and abuse laws for ACOs. CMS has approved over 200 ACOs to participate in the MSSP.

Bundled Payment Pilot Programs. The Health Reform Law created the Center for Medicare and Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the Center for Medicare and Medicaid Innovation is a voluntary bundled payment initiative involving over 400 participants that will link payments to participating providers for services provided during an episode of care. In addition, the Health Reform Law requires HHS to establish a five-year, voluntary, national pilot program on payment bundling for Medicare services beginning no later than January 1, 2013. Under the program, providers will agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS has discretion to determine how the program will function, including what medical conditions will be included in the program and the amount of the payment for each condition. The Health Reform Law also provides for a five-year bundled payment pilot program for Medicaid services. HHS may select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and the HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Ambulatory Surgery Centers. The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the market basket similar to the productivity adjustment for inpatient and outpatient hospital services. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on required quality measures will receive a 2% reduction in reimbursement beginning with the calendar year 2014 payment determination.

Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. In 2012, approximately 12.8 million Medicare beneficiaries elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period starting in 2012, premium payments to the MA plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law implements fee payment adjustments based on service benchmarks and quality ratings. As a result of these changes, payments to MA plans are estimated to be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.

Physician-Owned Hospital Limitations

Over the last decade, we have faced significant competition from hospitals that have physician ownership. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare and Medicaid after December 31, 2010. While the law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

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

Impact of Health Reform Law on the Company

The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, the Health Reform Law provides for the establishment of a value-based purchasing program, ACOs and bundled payment pilot programs. These and related initiatives create possible sources of additional revenue. However, with respect to the expansion of coverage, it is unclear how many states will decline to implement the Medicaid expansion. Those states with relatively low income eligibility requirements for Medicaid may have the greatest financial incentives to implement the Medicaid expansion. The Company has a significant presence in several of these low income eligibility states, including Florida, Georgia, Kansas, Louisiana, Missouri, Oklahoma, Texas and Virginia. However, the governors of a number of states, including Texas, in which a significant number of the Company’s licensed beds are located, have announced their intentions to opt out of expanding their Medicaid programs pursuant to the Health Reform Law. These statements are not legally binding and may be subject to change. It is difficult to predict the size of the potential revenue gains to the Company as a result of the expanded coverage, ACO and bundled payment provisions of the Health Reform Law because of uncertainty surrounding a number of material factors, including the following:

•	how many states will implement the Medicaid expansion provisions and under what terms;

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO’s February 2013 estimates, by 2022, the Health Reform Law will expand coverage to 27 million additional individuals);

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

•

the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals; and

•

whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs at or above a specified minimum percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

On the other hand, because 43% of our revenues in 2012 were from Medicare and Medicaid, reductions to these programs and changes to reimbursement methodologies may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size or impact of the reductions to Medicare and Medicaid spending and other reimbursement changes resulting from the Health Reform Law because of uncertainty regarding a number of material factors, including the following:

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

•	reductions to Medicare payments CMS may impose for “excess readmissions.”

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

General Economic and Demographic Factors

Budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures, increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in our collecting patient copayment and deductible receivables. The Health Reform Law seeks to decrease over time the number of uninsured individuals, by among other things requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining or new court challenges, and possible amendment or repeal.

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

We purchase, from unrelated insurance companies, coverage for directors and officers liability and property loss in amounts we believe are adequate. The directors and officers liability coverage includes a $5 million corporate deductible subsequent to our initial public offering in March 2011. In addition, we will continue to purchase coverage for our directors and officers on an ongoing basis. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $500,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs

At December 31, 2012, we had approximately 204,000 employees, including approximately 51,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2012, employees at 38 of our domestic hospitals are represented by various labor unions. While no elections are expected in 2013, it is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

Executive Officers of the Registrant

As of January 31, 2013, our executive officers were as follows:

Name	Age	Position(s)
Richard M. Bracken	60	Chairman of the Board and Chief Executive Officer
R. Milton Johnson	56	President, Chief Financial Officer and Director
David G. Anderson	65	Senior Vice President — Finance and Treasurer
Victor L. Campbell	66	Senior Vice President
Jana J. Davis	54	Senior Vice President — Corporate Affairs
Jon M. Foster	51	President — American Group
Charles J. Hall	59	President — National Group
Samuel N. Hazen	52	President — Operations
A. Bruce Moore, Jr.	52	President — Service Line and Operations Integration
Michael P. O’Boyle	56	President and CEO — Parallon Business Solutionssm
P. Martin Paslick	53	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	51	President — Clinical and Physician Services Group and Chief Medical Officer
Joseph A. Sowell, III	56	Senior Vice President and Chief Development Officer
Joseph N. Steakley	58	Senior Vice President — Internal Audit Services
John M. Steele	57	Senior Vice President — Human Resources
Donald W. Stinnett	56	Senior Vice President and Controller
Juan Vallarino	52	Senior Vice President — Employer and Payer Engagement
Robert A. Waterman	59	Senior Vice President, General Counsel and Chief Labor Relations Officer
Alan R. Yuspeh	63	Senior Vice President and Chief Ethics and Compliance Officer

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

Jana J. Davis was appointed Senior Vice President — Corporate Affairs of the Company in December 2012. Prior to that time, she served as the Company’s Senior Vice President – Communications from February 2011 to December 2012 and Vice President of Communications from November 1997 to February 2011. Ms. Davis joined HCA in 1997 from Burson-Marsteller, where she was a Managing Director and served as Corporate Practice Chair for Latin American operations. Ms. Davis also held a number of Public Affairs positions in the George H.W. Bush and Reagan Administrations. Ms. Davis is an attorney and serves as chair of the Public Relations Committee for the Federation of American Hospitals.

Jon M. Foster was appointed President — American Group in January 2013. Prior to that, Mr. Foster served as President — Southwest Group from February 2011 to January 2013 and as Division President for the Central and West Texas Division from January 2006 to February 2011. Mr. Foster joined HCA in March 2001 as President and CEO of St. David’s HealthCare in Austin, Texas and served in that position until February 2011. Prior to joining the Company, Mr. Foster served in various executive capacities within the Baptist Health System, Knoxville, Tennessee and The Methodist Hospital System in Houston, Texas.

Charles J. Hall was appointed President — National Group in February 2011. Prior to that, Mr. Hall served as President — Eastern Group from October 2006 to February 2011. Mr. Hall had previously served the Company as President — North Florida Division from April 2003 until October 2006, as President of the East Florida Division from January 1999 until April 2003, as a Market President in the East Florida Division from January 1998 until December 1998, as President of the South Florida Division from February 1996 until December 1997, and as President of the Southwest Florida Division from October 1994 until February 1996, and in various other capacities since 1987.

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

Michael P. O’Boyle was appointed President and Chief Executive Officer of Parallon Business Solutions in January 2012. Prior to that, Mr. O’Boyle served as President of UnitedHealth Networks, a subsidiary of UnitedHealth Group, from 2008 to 2012. From 2005 to 2008, he served as the Chief Operating Officer of the Cleveland Clinic. He joined the Cleveland Clinic as Chief Financial Officer in 2001. From 1991 to 2001, he served as Chief Financial Officer for Medlantic Healthcare Group and MedStar Health, Inc. From 1987 to 1991, he held several financial leadership roles, including Chief Financial Officer, for three hospitals.

P. Martin Paslick was appointed Senior Vice President and Chief Information Officer of the Company in June 2012. Prior to that time, he served as Vice President and Chief Operating Officer of Information Technology & Services from March 2010 to May 2012 and Vice President – Information Technology & Services Field Operations from September 2006 to February 2010. From January 1998 to September 2006, he served in various Vice President roles in the Company’s Information Technology & Services department. Mr. Paslick joined the Company in 1985.

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

Juan Vallarino was appointed Senior Vice President — Employer and Payer Engagement (former Senior Vice President - Strategic Pricing and Analytics) in February 2011. Prior to that time, Mr. Vallarino served as Vice President — Strategic Pricing and Analytics since October 2006. Prior to that, Mr. Vallarino served as Vice President of Managed Care for the Western Group of the Company from January 1998 to October 2006.

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

We are highly leveraged. As of December 31, 2012, our total indebtedness was $28.930 billion. As of December 31, 2012, we had availability of $1.934 billion under our senior secured revolving credit facility and $1.030 billion under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

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

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. In addition, CMS publicizes on its Hospital Compare website performance data related to quality measures and data on patient satisfaction surveys hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. Further, the Health Reform Law requires every hospital to establish and update annually a public listing of the hospital’s standard charges for items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys or if our standard charges are higher than our competitors, our patient volumes could decline.

In addition, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals face competition from competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Our hospitals compete with specialty hospitals and with both our own and unaffiliated freestanding surgery centers for market share in certain high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. In states that do not require a CON for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Further, if our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

The growth of uninsured and patient due accounts and a deterioration in the collectibility of these accounts could adversely affect our results of operations.

The primary collection risks of our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. Although Medicare reimburses hospitals for a portion of Medicare bad debts, the Jobs Creation Act reduced the reimbursement level from 70% of eligible bad debts to 65% beginning in federal fiscal year 2013.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2012, our allowance for doubtful accounts represented approximately 93% of the $5.228 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $9.626 billion for 2010 to $11.214 billion for 2011 and to $13.841 billion for 2012.

A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including the economic downturn and continued high unemployment. The Health Reform Law seeks to decrease, over time, the number of uninsured individuals through reforms that mostly will become effective January 1, 2014. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law but struck down the provisions that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. As a result, states may choose not to implement the Medicaid expansion. Thus, even after full implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for individuals residing in states that choose not to implement the Medicaid expansion. We may also continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and certain others who may not have insurance coverage. Further, implementation of the Health Reform Law could result in some patients terminating their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels. Patient responsibility accounts may continue to increase even with expanded health plan coverage as a result of increases in plan exclusions and deductibles and copayment amounts.

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

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 43% of our revenues from the Medicare and Medicaid programs in 2012. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. The Budget Control Act of 2011 (the “BCA”) provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The American Taxpayer Relief Act of 2012 delayed implementation of the BCA. The President and Congress continue to negotiate federal government spending reductions, but if action is not taken by March 1, 2013, the BCA-mandated spending reductions will occur beginning April 1, 2013. It is possible that these negotiations will result only in another temporary compromise or will result in different spending reductions than required by the BCA. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts. These reductions will be in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. For example, we estimate that proposed changes to the distribution of Medicare DSH payments as a result of the Health Reform Law will reduce Medicare DSH payments to our hospitals in the aggregate by approximately $200 million in federal fiscal year 2014. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, which could result in Medicaid supplemental payments being reduced or eliminated. CMS approved a Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. However, we cannot predict whether the Texas private supplemental Medicaid Waiver Program will continue or guarantee that revenues recognized from the program will not decrease.

The Health Reform Law made changes to the Medicaid program and will likely cause additional changes in the future. For example, the Health Reform Law provides for material reductions to Medicaid DSH funding. The Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish or participate in Exchanges and to participate in grants and other incentive opportunities. The Health Reform Law requires states to at least maintain the Medicaid eligibility standards in effect prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program beginning in 2014. However, in its June 28, 2012 ruling, the United States Supreme Court struck down the portion of the Health Reform Law that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. Thus, states may opt not to implement the expansion.

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

As enacted, the Health Reform Law will change how health care services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which may create sources of additional revenue. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law but struck down the provisions that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. States that choose not to implement the Medicaid expansion will forego funding established by the Health Reform Law to cover most of the expansion costs. While the expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage, it is unclear how many states will decline to implement the Medicaid expansion. Those states with relatively low income eligibility requirements for Medicaid may have the greatest financial incentives to implement the Medicaid expansion. The Company has a significant presence in several of these low income eligibility states, including Florida, Georgia, Kansas, Louisiana, Missouri, Oklahoma, Texas and Virginia. However, the governors of a number of states, including Texas, in which a significant number of the Company’s licensed beds are located, have announced their intentions to opt out of expanding their Medicaid programs pursuant to the Health Reform Law. These statements are not legally binding and may be subject to change.

It is difficult to predict the size of the potential revenue gains to the Company as a result of the expanded coverage, ACO and bundled payment provisions of the Health Reform Law because of uncertainty surrounding a number of material factors, including the following:

•	how many states will implement the Medicaid expansion provisions and under what terms;

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO’s February 2013 estimates, by 2022, the Health Reform Law will expand coverage to 27 million additional individuals);

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

•

the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals; and

•

whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs at or above a specified minimum percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

On the other hand, because 43% of our revenues in 2012 were from Medicare and Medicaid, reductions to these programs and changes to reimbursement methodologies may significantly impact the Company and could offset any positive effects of the Health Reform Law. It is difficult to predict the size or impact of the reductions to Medicare and Medicaid spending and other reimbursement changes resulting from the Health Reform Law because of uncertainty regarding a number of material factors, including the following:

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

•	reductions to Medicare payments CMS may impose for “excess readmissions.”

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

Our ability to obtain favorable contracts with nongovernment payers, including HMOs, PPOs and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers (domestic only) accounted for 54.5%, 52.9% and 52.7% of our revenues for 2012, 2011 and 2010, respectively. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, nongovernment payers increasingly may demand reduced fees. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

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

We also operate health care facilities in the United Kingdom and have operations and commercial relationships with companies in other foreign jurisdictions and, as a result, are subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. The Foreign Corrupt Practices Act regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. In addition, the United Kingdom Bribery Act has wide jurisdiction over certain activities that affect the United Kingdom.

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

As required by statute, CMS has implemented the RAC program on a nationwide basis. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. In February 2012, CMS announced that it was initiating a RAC prepayment demonstration program in 11 states. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increases federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities.

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

Our overall business results may suffer during periods of general economic weakness.

Budget deficits at federal, state and local government entities have had a negative impact on spending, and may continue to negatively impact spending, for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient copayment and deductible receivables.

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

The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. Beginning in federal fiscal year 2013, hospitals with excess readmission rates for conditions designated by HHS will receive a reduction in operating payments for all Medicare inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions is capped at 1% for federal fiscal year 2013, 2% for federal fiscal year 2014, and 3% for federal fiscal year 2015 and thereafter.

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

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict our future reductions and payments under these programs or how this trend will affect our results of operations, but it could negatively impact our revenues.

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

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified EHR technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. During 2012, we received Medicare and Medicaid incentive payments for being a meaningful user of certified EHR technology and recorded incentive income of $336 million for the year.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. During 2012, we incurred $80 million of operating expenses to implement our certified EHR technology and to meet meaningful use. If our eligible hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing certified EHR technology. Further, eligible providers that have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Failure to implement and continue to demonstrate meaningful use of certified EHR technology could have a material, adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Use of the

ICD-10 system is required beginning October 1, 2014. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified to MS-DRGs or commercial payer payment groupings with lower levels of reimbursement than assigned under the previous system.

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

We may encounter difficulty acquiring hospitals and other health care businesses, encounter challenges integrating the operations of acquired hospitals and other health care businesses and become liable for unknown or contingent liabilities as a result of acquisitions.

A component of our business strategy is acquiring hospitals and other health care businesses. We may encounter difficulty acquiring new facilities as a result of competition from other purchasers that may be willing to pay purchase prices that are higher than we believe are reasonable. Some states require CONs in order to acquire a hospital or other facility or to expand facilities or services. In addition, the acquisition of health care facilities often involves licensure approvals or reviews and complex change of ownership processes for Medicare and other payers. Further, many states have laws that restrict the conversion or sale of not-for-profit hospitals to for-profit entities. These laws may require prior approval from the state attorney general, advance notification of the attorney general or other regulators and community involvement. Attorneys general in states without specific requirements may exercise broad discretionary authority over transactions involving the sale of not-for-profits under their general obligations to protect the use of charitable assets. These conversion legislative and administrative efforts often focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller and may include consideration of commitments for capital improvements and charity care by the purchaser. Also, the increasingly challenging regulatory and enforcement environment may negatively impact our ability to acquire health care businesses if they are found to have material unresolved compliance issues, such as repayment obligations. Resolving compliance issues as well as completion of oversight, review or approval processes could seriously delay or even prevent our ability to acquire hospitals or other businesses and increase our acquisition costs.

We may be unable to timely and effectively integrate hospitals and other businesses that we acquire with our ongoing operations, or we may experience delays implementing operating procedures and systems. Hospitals and other health care businesses that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with health care and other laws and regulations, medical and general professional liabilities, workers’ compensation liabilities and tax liabilities. Although we typically exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers for these matters, we could experience difficulty enforcing those obligations, experience liability in excess of any indemnification obtained or otherwise incur material liabilities for the pre-acquisition conduct of acquired businesses. Such liabilities and related legal or other costs could harm our business and results of operations.

Our facilities are heavily concentrated in Florida and Texas, which makes us sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

We operated 162 hospitals at December 31, 2012, and 74 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 47% of our consolidated revenues for the year ended December 31, 2012. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

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

The IRS Examination Division is conducting an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns. We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2010 and 2011 federal income tax returns in 2013.

Management believes HCA Holdings, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

We may be subject to liabilities from claims brought against our facilities.

We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. Many of these actions seek large sums of money as damages and involve significant defense costs. We insure a portion of our professional liability risks through a wholly-owned subsidiary. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover insured claims arising out of the operation of our facilities. Our wholly-owned liability insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in its reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We are exposed to market risks related to changes in the market values of securities and interest rate changes.

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $567 million and $3 million, respectively, at December 31, 2012. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2012, we had a net unrealized gain of $18 million on the insurance subsidiaries’ investment securities.

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

The Investors continue to have influence over us and may have conflicts of interest with us in the future.

On February 15, 2013, upon completion of a secondary offering of our shares held by certain of the Investors, we ceased to qualify as a “controlled company” under applicable New York Stock Exchange listing standards and are required to appoint a board of directors comprised of a majority of independent members within one year, which will necessitate a transition in our existing governance structure. However, as of February 15, 2013, the Investors continued to indirectly own approximately 39% of our capital stock. In addition, representatives of the Investors have the continued right to designate certain of the members of our Board of Directors. As a result, the Investors have the continued ability to influence our decisions to enter into corporate transactions (and the terms thereof) and to potentially prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.

Additionally, the Investors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2012:

State	Hospitals	Beds
Alaska	1	250
California	5	1,719
Colorado	7	2,259
Florida	38	10,261
Georgia	8	1,609
Idaho	2	480
Indiana	1	278
Kansas	5	1,385
Kentucky	2	384
Louisiana	6	1,262
Mississippi	1	130
Missouri	6	1,031
Nevada	3	1,077
New Hampshire	2	295
Oklahoma	2	772
South Carolina	3	794
Tennessee	12	2,327
Texas	36	10,613
Utah	6	897
Virginia	10	3,132
International
England	6	849

	162	41,804

In addition to the hospitals listed in the above table, we directly or indirectly operate 112 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and three of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes. These three other properties are also subject to second mortgages to support our obligations under our second lien secured notes.

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company is cooperating with the government’s request and is currently producing medical records associated with particular reviews at eight hospitals, located primarily in Florida. At this time, we cannot predict what effect, if any, the request or any resulting claims, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. In September of 2011, the trial court issued its remedies phase decision and held that the only remedy to which the Foundation was entitled was rescission of the intra-corporate transfer that breached the transfer restriction (the Company has complied with the Court’s order, and it is not expected that such compliance will have any material effect on our operations or financial position). The Court awarded the Foundation, under the terms of the Asset Purchase Agreement, a “fraction” of its attorney fees. The Foundation appealed the remedy phase ruling, and the Company cross-appealed the liability determination. On October 31, 2011, the New Hampshire Supreme Court, on its own, raised the question whether the appeal needed to await the trial court’s further ruling on attorney fees. On November 21, 2011, after the parties briefed the issue, the New Hampshire Supreme Court dismissed the appeal as premature and remanded the case to the trial court. In February 2012, the trial court certified the case for a possible interlocutory appeal without addressing the attorney fees issue. The New Hampshire Supreme Court rejected the request for an interlocutory appeal. The parties subsequently reached a stipulation regarding the attorney fees. The trial court accepted the parties’ stipulation regarding attorneys fees and entered final judgment on liability and remedies on May 4, 2012. Both sides filed appeals with the New Hampshire Supreme Court, and briefing will be completed in early February 2013. Oral arguments have not been scheduled, and a decision on appeal is not anticipated before mid-to-late 2013.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court has scheduled a hearing on the motion for March 2013.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. Should the accounting fail to satisfy the Court concerning HCA’s compliance with its capital and charity care commitments, the amount of the judgment award could substantially increase. The Court also indicated it would award plaintiff attorneys fees. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling; however, the Company plans to appeal the ruling.

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

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share (before deducting underwriter discounts, commissions and other related offering expenses). Certain of our stockholders also sold 57,410,700 shares of our common stock in this offering. We did not receive any proceeds from the shares sold by the selling stockholders. Our common stock is traded on the New York Stock Exchange (the “NYSE”) (symbol “HCA”). Our first day of trading was March 10, 2011.

On September 21, 2011, we repurchased 80,771,143 shares of our common stock beneficially owned by affiliates of Bank of America Corporation at a purchase price of $18.61 per share, the closing price of the Company’s common stock on the NYSE on September 14, 2011. The shares repurchased represented approximately 15.6% of our total shares outstanding at the time of the repurchase.

During 2012, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award (subject to limitations for certain awards), or $3.142 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $6.50 per share reductions to the exercise price of the applicable share-based awards (subject to certain limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award). The holders of nonvested RSUs will be paid the applicable distribution amounts upon the vesting of the applicable RSUs. There were no distributions declared during 2011.

The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE for our common stock.

	Sales Price
	High	Low
2012
First Quarter	$29.30	$20.33
Second Quarter	31.39	24.09
Third Quarter	33.55	23.91
Fourth Quarter	34.32	27.92

2011
First Quarter	$34.57	$30.36
Second Quarter	35.37	30.75
Third Quarter	34.92	17.03
Fourth Quarter	26.86	17.43

At the close of business on January 31, 2013, there were approximately 1,046 holders of record of our common stock.

	3/10/2011	3/31/2011	6/30/2011	9/30/2011	12/30/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
HCA Holdings, Inc.	100.00	109.19	106.38	64.99	71.02	86.11	105.92	115.73	121.66
S&P 500	100.00	100.04	100.14	86.25	96.44	108.58	105.60	112.30	111.88
S&P Health Care	100.00	101.90	109.91	98.90	108.76	118.61	120.68	128.12	128.21

The graph shows the cumulative total return to our stockholders beginning as of March 10, 2011, the day our stock began trading on the NYSE, and through December 31, 2012, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on March 10, 2011 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.     Selected Financial Data

HCA HOLDINGS, INC.

SELECTED FINANCIAL DATA

AS OF AND FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions, except per share amounts)

	2012	2011	2010	2009	2008
Summary of Operations:
Revenues before provision for doubtful accounts	$36,783	$32,506	$30,683	$30,052	$28,374
Provision for doubtful accounts	3,770	2,824	2,648	3,276	3,409

Revenues	33,013	29,682	28,035	26,776	24,965

Salaries and benefits	15,089	13,440	12,484	11,958	11,440
Supplies	5,717	5,179	4,961	4,868	4,620
Other operating expenses	6,048	5,470	5,004	4,724	4,554
Electronic health record incentive income	(336)	(210)	—	—	—
Equity in earnings of affiliates	(36)	(258)	(282)	(246)	(223)
Depreciation and amortization	1,679	1,465	1,421	1,425	1,416
Interest expense	1,798	2,037	2,097	1,987	2,021
Losses (gains) on sales of facilities	(15)	(142)	(4)	15	(97)
Legal claim costs	175	—	—	—	—
Gain on acquisition of controlling interest in equity investment	—	(1,522)	—	—	—
Impairments of long-lived assets	—	—	123	43	64
Losses on retirement of debt	—	481	—	—	—
Termination of management agreement	—	181	—	—	—

	30,119	26,121	25,804	24,774	23,795

Income before income taxes	2,894	3,561	2,231	2,002	1,170
Provision for income taxes	888	719	658	627	268

Net income	2,006	2,842	1,573	1,375	902
Net income attributable to noncontrolling interests	401	377	366	321	229

Net income attributable to HCA Holdings, Inc.	$1,605	$2,465	$1,207	$1,054	$673

Per common share data:
Basic earnings per share	$3.65	$5.17	$2.83	$2.48	$1.59
Diluted earnings per share	$3.49	$4.97	$2.76	$2.44	1.56
Cash dividends declared per share	$6.50	—	$9.43	—	—
Financial Position:
Assets	$28,075	$26,898	$23,852	$24,131	$24,280
Working capital	1,591	1,679	2,650	2,264	2,391
Long-term debt, including amounts due within one year	28,930	27,052	28,225	25,670	26,989
Equity securities with contingent redemption rights	—	—	141	147	155
Noncontrolling interests	1,319	1,244	1,132	1,008	995
Stockholders’ deficit	(8,341)	(7,014)	(10,794)	(7,978)	(9,260)
Cash Flow Data:
Cash provided by operating activities	$4,175	$3,933	$3,085	$2,747	$1,990
Cash used in investing activities	(2,063)	(2,995)	(1,039)	(1,035)	(1,467)
Capital expenditures	(1,862)	(1,679)	(1,325)	(1,317)	(1,600)
Cash used in financing activities	(1,780)	(976)	(1,947)	(1,865)	(451)

	2012	2011	2010	2009	2008
Operating Data:
Number of hospitals at end of period(a)	162	163	156	155	158
Number of freestanding outpatient surgical centers at end of period(b)	112	108	97	97	97
Number of licensed beds at end of period(c)	41,804	41,594	38,827	38,839	38,504
Weighted average licensed beds(d)	41,795	39,735	38,655	38,825	38,422
Admissions(e)	1,740,700	1,620,400	1,554,400	1,556,500	1,541,800
Equivalent admissions(f)	2,832,100	2,595,900	2,468,400	2,439,000	2,363,600
Average length of stay (days)(g)	4.7	4.8	4.8	4.8	4.9
Average daily census(h)	22,521	21,123	20,523	20,650	20,795
Occupancy(i)	54%	53%	53%	53%	54%
Emergency room visits(j)	6,912,000	6,143,500	5,706,200	5,593,500	5,246,400
Outpatient surgeries(k)	873,600	799,200	783,600	794,600	797,400
Inpatient surgeries(l)	506,500	484,500	487,100	494,500	493,100
Days revenues in accounts receivable(m)	52	53	50	50	55
Gross patient revenues(n)	$165,614	$141,516	$125,640	$115,682	$102,843
Outpatient revenues as a % of patient revenues(o)	38%	37%	36%	39%	39%

(a)	Excludes eight facilities in 2010, 2009 and 2008 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)

Excludes one facility in 2012 and 2011, nine facilities in 2010 and eight facilities in 2009 and 2008 that were not consolidated (accounted for using the equity method) for financial reporting purposes.

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated EHR incentive income and related EHR operating expenses, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the enactment and implementation of the Budget Control Act of 2011 (the “BCA”) and the outcome of negotiations and legislation related to BCA-mandated spending reductions, which include cuts to Medicare payments, (4) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit (“UPL”) programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (20) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements (continued)

Medicaid incentive payments, and (21) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2012 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $1.605 billion, or $3.49 per diluted share, for 2012, compared to $2.465 billion, or $4.97 per diluted share, for 2011. The 2012 results include legal claim costs of $175 million (pretax), or $0.24 per diluted share, and net gains on sales of facilities of $15 million (pretax), or $0.02 per diluted share. The 2011 results include net gains on sales of facilities of $142 million (pretax), or $0.16 per diluted share, a gain on the acquisition of controlling interest in an equity investment of $1.522 billion (pretax), or $2.87 per diluted share, losses on retirement of debt of $481 million (pretax), or $0.61 per diluted share, and termination of management agreement fees of $181 million (pretax), or $0.30 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 459.403 million shares and 495.943 million shares for the years ended December 31, 2012 and 2011, respectively. During March 2011, we completed the initial public offering of 87.719 million shares of our common stock, and during September 2011, we repurchased 80.771 million shares of our common stock.

Revenues increased to $33.013 billion for 2012 from $29.682 billion for 2011. Revenues increased 11.2% and 4.5%, respectively, on a consolidated basis and on a same facility basis for 2012, compared to 2011. The consolidated revenues increase can be primarily attributed to the combined impact of a 2.0% increase in revenue per equivalent admission and a 9.1% increase in equivalent admissions. The same facility revenues increase resulted primarily from a 0.3% increase in same facility revenue per equivalent admission and a 4.1% increase in same facility equivalent admissions. We have continued to experience a shift in service mix from more complex surgical cases to less acute medical cases, resulting in lower than anticipated revenue per equivalent admission growth for 2012. The increase in consolidated revenues (and consolidated volume metrics) for 2012 compared to 2011 is related primarily to the impact of the financial consolidation of the HCA-HealthONE LLC (“HealthONE”) venture for periods subsequent to our acquisition of controlling interests during October 2011. The HealthONE venture’s operating results and volume metrics are not included in our same facility amounts.

During 2012, consolidated admissions increased 7.4% and same facility admissions increased 3.0%, compared to 2011. Inpatient surgical volumes increased 4.5% on a consolidated basis and declined 0.1% on a same facility basis during 2012, compared to 2011. Outpatient surgical volumes increased 9.3% on a consolidated basis and increased 0.9% on a same facility basis during 2012, compared to 2011. Emergency room visits increased 12.5% on a consolidated basis and increased 8.6% on a same facility basis during 2012, compared to 2011.

For 2012, the provision for doubtful accounts increased $946 million, compared to 2011. The self-pay revenue deductions for charity care and uninsured discounts increased $410 million and $1.271 billion, respectively, for 2012, compared to 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 29.5% for 2012, compared to 27.4% for 2011. Same facility uninsured admissions increased 9.7% and same facility uninsured emergency room visits increased 8.9% for 2012, compared to 2011.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2012 Operations Summary (continued)

Interest expense totaled $1.798 billion for 2012, compared to $2.037 billion for 2011. The $239 million decline in interest expense for 2012 was due primarily to a decline in the average interest rate.

Cash flows from operating activities increased $242 million, from $3.933 billion for 2011 to $4.175 billion for 2012. The increase in cash flows from operating activities was primarily related to a positive impact from changes in working capital items of $236 million, as cash benefits from income items were offset by increased tax payments.

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

Continue to Leverage Our Scale and Market Positions to Enhance Profitability. We believe there is significant opportunity to continue to grow the profitability of our company by fully leveraging the scale and scope of our franchise. We are currently pursuing next generation performance improvement initiatives such as contracting for services on a multistate basis and expanding our support infrastructure for additional clinical and support functions, such as physician credentialing, medical transcription and electronic medical recordkeeping. We believe our centrally managed business processes and ability to leverage cost-saving practices across our extensive network will enable us to continue to manage costs effectively. We have created a subsidiary, Parallon

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Strategy (continued)

Business Solutions, to leverage key components of our support infrastructure, including revenue cycle management, health care group purchasing, supply chain management and staffing functions and are offering these services to other hospital companies.

Selectively Pursue a Disciplined Development Strategy. We continue to believe there are significant growth opportunities in our markets. We will continue to provide financial and operational resources to analyze and develop our in-market opportunities. To complement our in-market growth agenda, we intend to focus on selectively developing and acquiring new hospitals, outpatient facilities and other health care service providers. We believe the challenges faced by the hospital industry may spur consolidation and we believe our size, scale, national presence and access to capital will position us well to participate in any such consolidation. We have a strong record of successfully acquiring and integrating hospitals and entering into joint ventures and intend to continue leveraging this experience.

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

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Revenues (continued)

patients who are financially unable to pay for the health care services they receive. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements or incentives, which do not become effective until 2014, for individuals to obtain, and large employers to provide, insurance coverage. In its June 2012 decision, the United States Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including the outcome of remaining or new court challenges to the constitutionality of the law and Congressional efforts to amend or repeal the law, how many previously uninsured individuals will obtain coverage as a result of the law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and the payer mix.

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

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $50 million, $40 million and $52 million in 2012, 2011 and 2010, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $242 million, $30 million and $50 million in 2012, 2011 and 2010, respectively. The 2012 amount related to cost reports filed during previous years includes two adjustments to Medicare revenues that affected multiple annual cost report periods for the majority of our hospitals (the Rural Floor Provision Settlement which increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income (“SSI”) ratios which reduced revenues by approximately $75 million). The net effect of these Medicare adjustments was an increase of $196 million to revenues. Excluding the effect of these Medicare adjustments, the 2012 amount related to previous years would have been $46 million. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements and disproportionate-share funds will result in increases to revenues within generally similar ranges.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts

The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. Our collection policies include a review of all accounts against certain standard collection criteria, upon completion of our primary internal collection efforts. Accounts determined to possess positive collectibility attributes are forwarded to a secondary internal or external collection agency and the other accounts are written off. The accounts that are not collected by the secondary collection agency are written off when secondary collection efforts are completed (usually within 12 months). Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. We do not pursue collection of amounts related to patients that meet our guidelines to qualify as charity care.

During 2011, we adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At December 31, 2012 and 2011, the allowance for doubtful accounts represented approximately 93% and 92%, respectively, of the $5.228 billion and $4.478 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2012	2011	2010
Charity care	$3,093	$2,683	$2,337
Uninsured discounts	6,978	5,707	4,641
Provision for doubtful accounts	3,770	2,824	2,648

Totals	$13,841	$11,214	$9,626

The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care increased from 25.6% for 2010, to 27.4% for 2011 and to 29.5% for 2012.

Days revenues in accounts receivable were 52 days, 53 days and 50 days at December 31, 2012, 2011 and 2010, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

The approximate breakdown of accounts receivable by payer classification as of December 31, 2012 and 2011 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at December 31, 2012:
Medicare and Medicaid	13%	1%	1%
Managed care and other insurers	22	4	4
Uninsured	18	9	28

Total	53%	14%	33%

Accounts receivable aging at December 31, 2011:
Medicare and Medicaid	14%	1%	1%
Managed care and other insurers	22	5	5
Uninsured	15	8	29

Total	51%	14%	35%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $5 million per occurrence self-insured retention. We purchase excess insurance on a

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

claims-made basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $331 million, $244 million and $222 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.130 billion to $1.346 billion at December 31, 2012 and $1.134 billion to $1.354 billion at December 31, 2011. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $18 million or reduce the reserve estimate by $17 million. A 2% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $71 million or reduce the reserve estimate by $65 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,700 individual claims at both December 31, 2012 and 2011 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and payment of final settlement for our professional liability claims is

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-settlement timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.297 billion and $1.291 billion at December 31, 2012 and 2011, respectively. The current portion of these reserves, $324 million and $298 million at December 31, 2012 and 2011, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $49 million and $39 million receivable under reinsurance and excess insurance contracts at December 31, 2012 and 2011, respectively) were $1.248 billion and $1.252 billion at December 31, 2012 and 2011, respectively. The estimated total net reserves for professional liability risks at December 31, 2012 and 2011 are comprised of $789 million and $817 million, respectively, of case reserves for known claims and $459 million and $435 million, respectively, of reserves for incurred but not reported claims.

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2012	2011	2010
Net reserves for professional liability claims, January 1	$1,252	$1,248	$1,269
Provision for current year claims	324	298	272
Unfavorable (favorable) development related to prior years’ claims	7	(54)	(50)

Total provision	331	244	222

Payments for current year claims	6	7	7
Payments for prior years’ claims	329	233	236

Total claim payments	335	240	243

Net reserves for professional liability claims, December 31	$1,248	$1,252	$1,248

The favorable development during 2011 and 2010 related to prior years’ claims resulted from declining claim frequency and moderating claim severity trends. We believe these favorable trends were primarily attributable to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the area of obstetrics.

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

Although we believe we have properly reported taxable income and paid taxes in accordance with applicable laws, federal, state or international taxing authorities may challenge our tax positions upon audit. Significant judgment is required in determining and assessing the impact of uncertain tax positions. We report a

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Income Taxes (continued)

liability for unrecognized tax benefits from uncertain tax positions taken or expected to be taken in our income tax return. During each reporting period, we assess the facts and circumstances related to uncertain tax positions. If the realization of unrecognized tax benefits is deemed probable based upon new facts and circumstances, the estimated liability and the provision for income taxes are reduced in the current period. Final audit results may vary from our estimates.

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

Revenues increased 11.2% to $33.013 billion for 2012 from $29.682 billion for 2011 and increased 5.9% for 2011 from $28.035 billion for 2010. The increase in revenues in 2012 can be primarily attributed to the combined impact of a 2.0% increase in revenue per equivalent admission and a 9.1% increase in equivalent admissions compared to the prior year. The increase in revenues in 2011 can be primarily attributed to the combined impact of a 0.7% increase in revenue per equivalent admission and a 5.2% increase in equivalent admissions compared to 2010. The increase in revenues (and volume metrics) for 2012 compared to 2011 related primarily to the impact of the financial consolidation of the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011 (HealthONE revenues and related volume metrics are not included in our same facility amounts). HealthONE revenues included in our consolidated revenues increased from $347 million for 2011 to $2.203 billion in 2012.

Same facility revenues increased 4.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and increased 3.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The 4.5% increase for 2012 can be primarily attributed to the combined impact of a 0.3% increase in same facility revenue per equivalent admission and a 4.1% increase in same facility equivalent admissions. The 3.3% increase for 2011 can be primarily attributed to the combined impact of a 0.3% increase in same facility revenue per equivalent admission and a 3.0% increase in same facility equivalent admissions.

Consolidated admissions increased 7.4% in 2012 compared to 2011 and increased 4.2% in 2011 compared to 2010. Consolidated inpatient surgeries increased 4.5% and consolidated outpatient surgeries increased 9.3% during 2012 compared to 2011. Consolidated inpatient surgeries declined 0.5% and consolidated outpatient surgeries increased 2.0% during 2011 compared to 2010. Consolidated emergency room visits increased 12.5% during 2012 compared to 2011 and increased 7.7% during 2011 compared to 2010.

Same facility admissions increased 3.0% in 2012 compared to 2011 and increased 2.3% in 2011 compared to 2010. Same facility inpatient surgeries declined 0.1% and same facility outpatient surgeries increased 0.9%

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

during 2012 compared to 2011. Same facility inpatient surgeries declined 1.7% and same facility outpatient surgeries declined 0.6% during 2011 compared to 2010. Same facility emergency room visits increased 8.6% during 2012 compared to 2011 and increased 6.2% during 2011 compared to 2010.

Same facility uninsured emergency room visits increased 8.9% and same facility uninsured admissions increased 9.7% during 2012 compared to 2011. Same facility uninsured emergency room visits increased 5.8% and same facility uninsured admissions increased 7.4% during 2011 compared to 2010.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2012, 2011 and 2010 are set forth below.

	Years Ended December 31,
	2012	2011	2010
Medicare	33%	34%	34%
Managed Medicare	12	11	10
Medicaid	8	9	9
Managed Medicaid	9	8	8
Managed care and other insurers	30	31	32
Uninsured	8	7	7

	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2012, 2011 and 2010 are set forth below.

	Years Ended December 31,
	2012	2011	2010
Medicare	30%	31%	31%
Managed Medicare	10	9	9
Medicaid	6	8	9
Managed Medicaid	4	4	4
Managed care and other insurers	45	45	44
Uninsured	5	3	3

	100%	100%	100%

At December 31, 2012, we owned and operated 38 hospitals and 32 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $7.336 billion, $6.989 billion and $6.538 billion for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, we owned and operated 36 hospitals and 23 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $8.012 billion, $7.829 billion and $7.597 billion for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, 2011 and 2010, respectively, 55%, 57% and 57% of our admissions and 47%, 50% and 50% of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 61%, 63% and 63% of our uninsured admissions during 2012, 2011 and 2010, respectively.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $387 million, $540 million and $657 million during 2012, 2011 and 2010, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to the Centers for Medicare and Medicaid Services (“CMS”) to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. In December 2011, CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program, thus Texas is operating pursuant to a Waiver Program. However, we cannot predict whether the Texas private supplemental Medicaid reimbursement program will continue or guarantee that revenues recognized for the program will not decline. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments, beginning in 2011, for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

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

During 2012 and 2011, respectively, we recognized $336 million and $210 million of electronic health record incentive income related to Medicaid ($89 million and $87 million) and Medicare ($247 million and $123 million) incentive programs. At December 31, 2012, we have $113 million of deferred EHR incentive income, which represents initial incentive payments received for which EHR incentive income has not been recognized.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of revenues. During 2012 and 2011, respectively, we incurred $80 million and $77 million of operating expenses to implement our certified EHR technology and meet meaningful use.

For 2013, we estimate EHR incentive income will be recognized in the range of $200 million to $225 million and that related EHR operating expenses will be in the range of $110 million to $130 million. Actual incentive payments and EHR operating expenses could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of our ability to continue to demonstrate meaningful use of EHR technology could have a material, adverse effect on our results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	2012		2011		2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$36,783		$32,506		$30,683
Provision for doubtful accounts	3,770		2,824		2,648

Revenues	33,013	100.0	29,682	100.0	28,035	100.0

Salaries and benefits	15,089	45.7	13,440	45.3	12,484	44.5
Supplies	5,717	17.3	5,179	17.4	4,961	17.7
Other operating expenses	6,048	18.3	5,470	18.5	5,004	17.9
Electronic health record incentive income	(336)	(1.0)	(210)	(0.7)	—	—
Equity in earnings of affiliates	(36)	(0.1)	(258)	(0.9)	(282)	(1.0)
Depreciation and amortization	1,679	5.1	1,465	4.9	1,421	5.0
Interest expense	1,798	5.4	2,037	6.9	2,097	7.5
Gains on sales of facilities	(15)	—	(142)	(0.5)	(4)	—
Legal claim costs	175	0.5	—	—	—	—
Gain on acquisition of controlling interest in equity investment	—	—	(1,522)	(5.1)	—	—
Impairments of long-lived assets	—	—	—	—	123	0.4
Losses on retirement of debt	—	—	481	1.6	—	—
Termination of management agreement	—	—	181	0.6	—	—

	30,119	91.2	26,121	88.0	25,804	92.0

Income before income taxes	2,894	8.8	3,561	12.0	2,231	8.0
Provision for income taxes	888	2.7	719	2.4	658	2.4

Net income	2,006	6.1	2,842	9.6	1,573	5.6
Net income attributable to noncontrolling interests	401	1.2	377	1.3	366	1.3

Net income attributable to HCA Holdings, Inc.	$1,605	4.9	$2,465	8.3	$1,207	4.3

% changes from prior year:
Revenues	11.2%		5.9%		4.7%
Income before income taxes	(18.7)		59.6		11.5
Net income attributable to HCA Holdings, Inc.	(34.9)		104.3		14.5
Admissions(a)	7.4		4.2		(0.1)
Equivalent admissions(b)	9.1		5.2		1.2
Revenue per equivalent admission	2.0		0.7		3.5
Same facility % changes from prior year(c):
Revenues	4.5		3.3		4.6
Admissions(a)	3.0		2.3		0.1
Equivalent admissions(b)	4.1		3.0		1.4
Revenue per equivalent admission	0.3		0.3		3.2

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2012 and 2011

Net income attributable to HCA Holdings, Inc. totaled $1.605 billion, or $3.49 per diluted share, for the year ended December 31, 2012 compared to $2.465 billion, or $4.97 per diluted share, for the year ended December 31, 2011. Financial results for 2012 include legal claim costs of $175 million (pretax), or $0.24 per diluted share, and net gains on sales of facilities of $15 million (pretax), or $0.02 per diluted share. Financial results for 2011 include net gains on sales of facilities of $142 million (pretax), or $0.16 per diluted share, a gain on the acquisition of controlling interest in an equity investment of $1.522 billion (pretax), or $2.87 per diluted share, losses on retirement of debt of $481 million (pretax), or $0.61 per diluted share, and termination of management agreement fees of $181 million (pretax), or $0.30 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 459.403 million shares and 495.943 million shares for the years ended December 31, 2012 and 2011, respectively. During March 2011, we completed the initial public offering of 87.719 million shares of our common stock, and during September 2011, we repurchased 80.771 million shares of our common stock.

During 2012, consolidated admissions increased 7.4% and same facility admissions increased 3.0% for 2012, compared to 2011. Consolidated inpatient surgical volumes increased 4.5%, and same facility inpatient surgeries declined 0.1% during 2012 compared to 2011. Consolidated outpatient surgical volumes increased 9.3%, and same facility outpatient surgeries increased 0.9% during 2012 compared to 2011. Emergency room visits increased 12.5% on a consolidated basis and increased 8.6% on a same facility basis during 2012 compared to 2011.

Revenues before provision for doubtful accounts increased 13.2% to $36.783 billion for 2012 from $32.506 billion for 2011. Provision for doubtful accounts increased $946 million from $2.824 billion in 2011 to $3.770 billion in 2012. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $410 million and $1.271 billion, respectively, during 2012 compared to 2011. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 29.5% for 2012 compared to 27.4% for 2011. At December 31, 2012, our allowance for doubtful accounts represented approximately 93% of the $5.228 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 11.2% to $33.013 billion for 2012 from $29.682 billion for 2011. The increase in revenues was due primarily to the combined impact of a 2.0% increase in revenue per equivalent admission and a 9.1% increase in equivalent admissions compared to 2011. Same facility revenues increased 4.5% due primarily to the combined impact of a 0.3% increase in same facility revenue per equivalent admission and a 4.1% increase in same facility equivalent admissions compared to 2011. The increase in revenues (and volume metrics) for 2012 compared to 2011 related primarily to the impact of the financial consolidation in the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011 (HealthONE revenues and volume metrics are not included in our same facility amounts). HealthONE revenues included in our consolidated revenues increased from $347 million in 2011 to $2.203 billion in 2012. Two adjustments (Rural Floor Provision Settlement and SSI ratios) related to Medicare revenues for prior period cost reports and the current period resulted in a net increase of $188 million to 2012 revenues.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2012 and 2011 (continued)

Salaries and benefits, as a percentage of revenues, were 45.7% in 2012 and 45.3% in 2011. Salaries and benefits per equivalent admission increased 2.9% in 2012 compared to 2011. Same facility labor rate increases averaged 1.7% for 2012 compared to 2011. Share-based compensation expense increased from $26 million in 2011 to $56 million in 2012, and we expect the 2013 expense to be at least double the $56 million expense recorded in 2012.

Supplies, as a percentage of revenues, were 17.3% in 2012 and 17.4% in 2011. Supply costs per equivalent admission increased 1.2% in 2012 compared to 2011. Supply costs per equivalent admission declined 2.0% for pharmacy supplies, and increased 1.6% for medical devices and 0.1% for general medical and surgical items in 2012 compared to 2011.

Other operating expenses, as a percentage of revenues, declined to 18.3% in 2012 from 18.5% in 2011. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $234 million and $317 million of indigent care costs in certain Texas markets during 2012 and 2011, respectively. Provisions for losses related to professional liability risks were $331 million and $244 million for 2012 and 2011, respectively.

During 2012 and 2011, respectively, we recognized $336 million and $210 million of electronic health record incentive income related to Medicaid ($89 million and $87 million) and Medicare ($247 million and $123 million) incentive programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates declined from $258 million for 2011 to $36 million for 2012. Equity in earnings of affiliates during 2011 related primarily to our Denver, Colorado market joint venture, which effective November 1, 2011, we began consolidating due to our acquisition of the approximate 40% remaining ownership interest.

Depreciation and amortization increased, as a percentage of revenues, to 5.1% in 2012 from 4.9% in 2011. The consolidation of HealthONE for periods subsequent to November 1, 2011 represents $113 million of the increase in depreciation and amortization. Depreciation expense was $1.673 billion for 2012 and $1.461 billion for 2011.

Interest expense declined to $1.798 billion for 2012 from $2.037 billion for 2011. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $27.356 billion for 2012 compared to $26.588 billion for 2011. The average interest rate for our long-term debt declined from 7.7% for 2011 to 6.6% for 2012.

Net gains on sales of facilities were $15 million for 2012 and primarily related to the sales of health care entity investments. Net gains on sales of facilities were $142 million for 2011 and primarily related to the sale of a hospital facility and other health care entity investments.

During January 2013, a Missouri judge ruled in favor of a nonprofit health foundation in a lawsuit against HCA. In the case, the plaintiff alleged HCA did not make the full level of capital expenditures and uncompensated care agreed to in connection with its purchase of hospitals from Health Midwest in 2003. We recorded $175 million of legal claim costs during the fourth quarter of 2012 related to this ruling.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2012 and 2011 (continued)

During October 2011, we completed our acquisition of the Colorado Health Foundation’s (“Foundation”) approximate 40% remaining ownership interest in the HealthONE joint venture for $1.450 billion. We recorded a gain on the acquisition of a controlling interest in an equity investment of $1.522 billion related to the remeasurement of our previous equity investment in HealthONE based upon our acquisition of the Foundation’s ownership interest and the resulting consolidation of the entire enterprise at estimated fair value.

During 2011, we recorded losses on retirement of debt of $481 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014, at a redemption price of 104.563% of the principal amount; $108 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017, at a redemption price of 109.875% of the principal amount; all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016, at a redemption price of 106.783% of the principal amount and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513% of the principal amount. There were no losses on retirement of debt during 2012.

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

The effective tax rate was 35.6% and 22.6% for 2012 and 2011, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for 2012 was reduced by $33 million related to a reduction in interest expense related to taxing authority examinations. Our income before income taxes for 2011 included $1.255 billion of nontaxable gain related to the reported gain on the acquisition of a controlling interest in an equity investment. Excluding the effect of these adjustments, the effective tax rate for 2012 and 2011 would have been 36.9% and 37.3%, respectively.

Net income attributable to noncontrolling interests increased from $377 million for 2011 to $401 million for 2012. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of certain surgery center joint ventures.

Years Ended December 31, 2011 and 2010

Net income attributable to HCA Holdings, Inc. totaled $2.465 billion, or $4.97 per diluted share, for the year ended December 31, 2011 compared to $1.207 billion, or $2.76 per diluted share, for the year ended December 31, 2010. Financial results for 2011 include net gains on sales of facilities of $142 million (pretax), or $0.16 per diluted share, a gain on the acquisition of controlling interest in an equity investment of $1.522 billion (pretax), or $2.87 per diluted share, losses on retirement of debt of $481 million (pretax), or $0.61 per diluted share, and termination of management agreement fees of $181 million (pretax), or $0.30 per diluted share. Financial results for 2010 include net gains on sales of facilities of $4 million (pretax), or $0.01 per diluted share, and asset impairment charges of $123 million (pretax), or $0.18 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2011 and 2010 (continued)

were 495.943 million shares and 437.347 million shares for the years ended December 31, 2011 and 2010, respectively. During March 2011, we completed the initial public offering of 87.719 million shares of our common stock, and during September 2011, we repurchased 80.771 million shares of our common stock.

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

Supplies, as a percentage of revenues, were 17.4% in 2011 and 17.7% in 2010. Supply costs per equivalent admission declined 0.7% in 2011 compared to 2010. Supply costs per equivalent admission declined 3.0% for medical devices and 1.5% for pharmacy supplies, and increased 3.1% for general medical and surgical items in 2011 compared to 2010.

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

During October 2011, we completed our acquisition of the Colorado Health Foundation’s approximate 40% remaining ownership interest in the HCA-HealthONE LLC joint venture for $1.450 billion. We recorded a gain on the acquisition of a controlling interest in an equity investment of $1.522 billion related to the remeasurement of our previous equity investment in HealthONE based upon our acquisition of the Foundation’s ownership interest and the resulting consolidation of the entire enterprise at estimated fair value.

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

During 2011, we recorded losses on retirement of debt of $481 million related to the redemptions of all $1.000 billion aggregate principal amount of our 9 1/8% Senior Secured Notes due 2014, at a redemption price of 104.563% of the principal amount; $108 million aggregate principal amount of our 9 7/8% Senior Secured Notes due 2017, at a redemption price of 109.875% of the principal amount; all of our outstanding $1.578 billion 9 5/8%/10 3/8% second lien toggle notes due 2016, at a redemption price of 106.783% of the principal amount and all of our outstanding $3.200 billion 9 1/4% second lien notes due 2016, at a redemption price of 106.513% of the principal amount. There were no losses on retirement of debt during 2010.

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

Cash provided by operating activities totaled $4.175 billion in 2012 compared to $3.933 billion in 2011 and $3.085 billion in 2010. Working capital totaled $1.591 billion at December 31, 2012 and $1.679 billion at December 31, 2011. The $242 million increase in cash provided by operating activities for 2012, compared to 2011, was primarily related to a positive impact from changes in working capital items of $236 million, as cash benefits from income items were offset by increased tax payments. The $848 million increase in cash provided by operating activities for 2011, compared to 2010, was primarily related to $885 million improvement from lower income tax payments. Cash payments for interest and income taxes increased $610 million for 2012 compared to 2011 and declined $780 million for 2011 compared to 2010.

Cash used in investing activities was $2.063 billion, $2.995 billion and $1.039 billion in 2012, 2011 and 2010, respectively. Excluding acquisitions, capital expenditures were $1.862 billion in 2012, $1.679 billion in 2011 and $1.325 billion in 2010. We expended $258 million, $1.682 billion and $233 million for acquisitions of hospitals and health care entities during 2012, 2011 and 2010, respectively. Expenditures for acquisitions in 2012 included one hospital, expenditures for acquisitions in 2011 included eight hospital facilities, seven of which were related to the acquisition of the remaining interests in HealthONE, and expenditures for acquisitions in 2010 included two hospital facilities. Planned capital expenditures are expected to approximate $2.0 billion in 2013. At December 31, 2012, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $1.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

During 2012, we received cash of $30 million from sales of real estate investments and other health care entities. We also received net cash proceeds of $16 million related to net changes in our investments. During 2011, we received cash of $281 million from sales of one hospital, other health care entities and real estate investments. We also received net cash proceeds of $80 million related to net changes in our investments. During 2010, we received cash proceeds of $37 million from sales of other health care entities and real estate investments. We also received net cash proceeds of $472 million related to net changes in our investments.

Cash used in financing activities totaled $1.780 billion in 2012, $976 million in 2011 and $1.947 billion in 2010. During 2012, we had an increase of $1.724 billion to our indebtedness, net of debt repayments. During 2011, we received cash of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering; we used cash of $1.503 billion for repurchases of common stock; and we used cash proceeds from issuance of common stock and available cash provided by operations to make net debt repayments of $1.589 billion. During 2010, we received net proceeds of $2.533 billion from our debt issuance and debt repayment activities. During 2012, 2011 and 2010, we paid $3.148 billion, $31 million and $4.257 billion, respectively, in distributions to our stockholders. During 2010, we received contributions from noncontrolling interests of $57 million. During 2012, 2011 and 2010, we made distributions to noncontrolling interests of $401 million, $378 million and $342 million, respectively. We paid debt issuance costs of $62 million, $92 million and $50 million for 2012, 2011 and 2010, respectively. During 2012, 2011 and 2010, we received income tax benefits of $174 million, $63 million and $114 million, respectively, for certain items (primarily the cash distributions to holders of our stock options and exercises of stock options) that were deductible expenses for tax purposes, but were recognized as adjustments to stockholders’ deficit for financial reporting purposes. We or our affiliates, including affiliates of the Investors, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.964 billion as of December 31, 2012 and $3.515 billion as of January 31, 2013) and anticipated access to public and private debt and equity markets.

During 2012, our Board of Directors declared three distributions to our stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award, or $3.142 billion in the aggregate. The distributions were funded using funds available under our existing senior secured credit facilities and proceeds from the December 2012 issuance of $1.000 billion aggregate principal amount of 6 1/4% senior unsecured notes due 2021.

During 2010, our Board of Directors declared three distributions to our stockholders and holders of stock options. The distributions totaled $9.43 per share and vested stock option, or $4.332 billion in the aggregate. The distributions were funded using funds available under our existing senior secured credit facilities and proceeds from the November 2010 issuance of $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $570 million and $628 million at December 31, 2012 and 2011, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $352 million and $410 million at December 31, 2012

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

and 2011, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $896 million and $842 million at December 31, 2012 and 2011, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $292 million. We estimate that approximately $237 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We are a highly leveraged company with significant debt service requirements. Our debt totaled $28.930 billion and $27.052 billion at December 31, 2012 and 2011, respectively. Our interest expense was $1.798 billion for 2012 and $2.037 billion for 2011.

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

During February 2012, we issued $1.350 billion aggregate principal amount of 5.875% senior secured first lien notes due 2022. After the payment of related fees and expenses, we used the net proceeds for general corporate purposes.

During October 2012, we issued $2.500 billion aggregate principal amount of notes, comprised of $1.250 billion of 4.75% senior secured first lien notes due 2023 and $1.250 billion of 5.875% senior unsecured notes due 2023. After the payment of related fees and expenses, we used the net proceeds for general corporate purposes, which included the repayment of an existing term loan due November 2013.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Activities (continued)

During December 2012, we issued $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021. After the payment of related fees and expenses, we used the net proceeds to pay a distribution to our stockholders and holders of certain vested stock awards.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2012, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$34,042	$2,570	$4,467	$3,858	$23,147
Loans outstanding under the senior secured credit facilities, including interest(b)	9,011	739	893	5,078	2,301
Operating leases(c)	2,002	301	508	323	870
Purchase and other obligations(c)	26	19	7	—	—

Total contractual obligations	$45,081	$3,629	$5,875	$9,259	$26,318

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(d)	$48	$41	$7	$—	$—
Letters of credit(e)	66	22	44	—	—
Physician commitments(f)	22	19	3	—	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$138	$82	$54	$—	$2

(a)

We have not included obligations to pay net estimated professional liability claims ($1.248 billion at December 31, 2012, including net reserves of $352 million relating to the wholly-owned insurance subsidiary) in this table. The estimated professional liability claims, which occurred prior to 2007, are expected to be funded by the designated investment securities that are restricted for this purpose ($570 million at December 31, 2012). We also have not included obligations related to unrecognized tax benefits of $426 million at December 31, 2012, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.

(b)	Estimates of interest payments assume that interest rates, borrowing spreads and foreign currency exchange rates at December 31, 2012, remain constant during the period presented.
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
(f)

In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2012.

(g)	We have entered into guarantee agreements related to certain leases.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $567 million and $3 million, respectively, at December 31, 2012. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2012, we had a net unrealized gain of $18 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our wholly-owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2012, our wholly-owned insurance subsidiaries had invested $68 million ($74 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. We may be required to recognize other-than-temporary impairments on our investment securities in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $2.930 billion of long-term debt at December 31, 2012 was subject to variable rates of interest, while the remaining balance in long-term debt of $26.000 billion at December 31, 2012 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 7.7% for 2011 to 6.6% for 2012.

The estimated fair value of our total long-term debt was $30.781 billion at December 31, 2012. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $29 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the European term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to debt service obligations through December 31,

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Market Risk (continued)

2012 under the European term loan, we have entered into cross currency swap agreements. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues were 25.1%, 25.8% and 25.7% of our revenues for 2012, 2011 and 2010, respectively.

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

IRS Examinations

The IRS Examination Division is conducting an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns. We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2010 and 2011 federal income tax returns in 2013.

Management believes HCA Holdings, Inc., its predecessors and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2013

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2013 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials to be filed in connection with our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2012 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) )
Equity compensation plans approved by security holders	45,726,100	(1)	$11.56	(1)	36,455,600
Equity compensation plans not approved by security holders	—		—		—

Total	45,726,100		$11.56		36,455,600

(1)	Includes 4,484,000 restricted share units, a portion of which vests solely based upon continued employment over a specific period of time and a portion vests based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The weighted average exercise price does not take these restricted share units into account.
*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Principal Accountant Fees and Services” in the definitive proxy materials to be filed in connection with our 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Agreement and Plan of Merger, dated July 24, 2006, by and among HCA Inc., Hercules Holding II, LLC and Hercules Acquisition Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 25, 2006 (File No. 001-11239), and incorporated herein by reference).

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

Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary grantors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 24, 2006 (File No. 001-11239), and incorporated herein by reference).

4.3	—

Pledge Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.3 to the Company’s Current Report of Form 8-K filed November 24, 2006 (File No. 001-11239), and incorporated herein by reference).

4.4	—

Indenture, dated February 19, 2009, among HCA Inc, the guarantors party thereto, The Bank of New York Mellon, as collateral agent and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2009, and incorporated herein by reference).

4.5	—	Form of 9 7/8% Senior Secured Notes due 2017 (included in Exhibit 4.4).

4.6(a)	—

$13,550,000,000 — €1,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 24, 2006 (File No. 001-11239), and incorporated herein by reference).

4.6(b)	—

Amendment No. 1 to the Credit Agreement, dated as of February 16, 2007, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).

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

4.6(h)	—

Extension Amendment No. 1, dated as of April 25, 2012, by and among HCA Inc., HCA UK Capital Limited, each of the U.S. Guarantors, each of the European Guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2012, and incorporated herein by reference).

4.6(i)	—

Joinder Agreement No. 1, dated as of October 22, 2012, by and among each of the financial institutions listed as a “Replacement-2012 Revolving Credit Lender” on Schedule A thereto, HCA Inc., Bank of America, N.A., as Administrative Agent and as Collateral Agent, and the other parties listed on the signature pages thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.7	—

U.S. Guarantee, dated November 17, 2006, among HCA Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 24, 2006 (File No. 001-11239), and incorporated herein by reference).

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

4.13	—	Form of 7 7/8% Senior Secured Notes due 2020 (included in Exhibit 4.12).

4.14	—

Indenture, dated as of March 10, 2010, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, and incorporated herein by reference).

4.15	—	Form of 7 1/4% Senior Secured Notes due 2020 (included in Exhibit 4.14).

4.16	—

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

4.18(l)	—

Additional General Intercreditor Agreement, dated as of October 23, 2012, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as trustee for the Second Lien Notes issued on November 17, 2006, and The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee for the Second Lien Notes issued on February 19, 2009 (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.18(m)	—

Additional Receivables Intercreditor Agreement, dated as of October 23, 2012, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

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

Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006 (File No. 001-11239), and incorporated herein by reference).

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

4.31(b)	—

6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 23, 2003 (File No. 001-11239), and incorporated herein by reference).

4.32	—

7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2003 (File No. 001-11239), and incorporated herein by reference).

4.33	—

5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2004 (File No. 001-11239), and incorporated herein by reference).

4.34(a)	—

6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 001-11239), and incorporated herein by reference).

4.34(b)	—

6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 001-11239), and incorporated herein by reference).

4.35(a)	—

6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006 (File No. 001-11239), and incorporated herein by reference).

4.35(b)	—

6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006 (File No. 001-11239), and incorporated herein by reference).

4.36	—

Indenture, dated as of November 23, 2010, among HCA Holdings, Inc., Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

4.37	—	Form of 7 3/4% Senior Notes due 2021 (included in Exhibit 4.36).

4.38	—	Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.39	—

Supplemental Indenture No. 1, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.40	—

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

4.41	—	Form of 7.50% Senior Notes Due 2022 (included in Exhibit 4.39).

4.42	—	Form of 6.50% Senior Secured Notes Due 2020 (included in Exhibit 4.40).

4.43	—

Supplemental Indenture No. 3, dated as of October 3, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.44	—	Form of 8.00% Senior Notes Due 2018 (included in Exhibit 4.43).

4.45	—

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

4.46	—	Form of 5.875% Senior Secured Notes due 2022 (included in Exhibit 4.45).

4.47	—

Supplemental Indenture No. 5, dated as of October 23, 2012, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Unsecured Notes) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.48	—

Supplemental Indenture No. 6, dated as of October 23, 2012, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Secured Notes) (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.49	—	Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.47)

4.50	—	Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.48)

4.51	—

Indenture, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.52	—

Supplemental Indenture No. 1, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.53	—	Form of 6.25% Senior Notes due 2021 (included in Exhibit 4.52)

10.1	—

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

10.5	—	HCA 2005 Equity Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 26, 2005 (File No. 001-11239), and incorporated herein by reference).*

10.6	—

Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005 (File No. 001-11239), and incorporated herein by reference).*

10.7	—

Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006 (File No. 001-11239), and incorporated herein by reference).*

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

Management Stockholder’s Agreement dated November 17, 2006 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).

10.9(b)	—

Form of Omnibus Amendment to HCA Holdings, Inc’s Management Stockholder’s Agreements (filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).

10.10	—

Form of Option Rollover Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.11	—

Form of Stock Option Agreement (2007) (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.12	—

Form of Stock Option Agreement (2008) (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-11239), and incorporated herein by reference).*

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

Exchange and Purchase Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).

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

Management Agreement, dated November 17, 2006, among HCA Inc., Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., Dr. Thomas F. Frist, Jr., Patricia F. Elcan, William R. Frist and Thomas F. Frist III, and Merrill Lynch Global Partners, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).

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

Employment Agreement dated November 16, 2006 (Richard M. Bracken) (filed as Exhibit 10.27(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.28(b)	—

Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.28(c)	—

Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.28(d)	—	Employment Agreement dated November 16, 2006 (Charles J. Hall).*

10.28(e)	—

Amended and Restated Employment Agreement dated October 27, 2008 (Jack O. Bovender, Jr.) (filed as Exhibit 10.29(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*

10.28(f)	—

Amendment to Employment Agreement effective January 1, 2009 (Richard M. Bracken) (filed as Exhibit 10.29(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*

10.28(g)	—

Amendment No. 2 to Employment Agreement effective February 9, 2011 (Richard M. Bracken) (filed as Exhibit 10.29(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.28(h)	—

Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson) (filed as Exhibit 10.29(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.28(i)	—

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

10.31(a)	—

Form of Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC dated as of November 17, 2006, among Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 8-A, filed April 29, 2008 (File No. 000-18406) and incorporated herein by reference).

10.31(b)	—

Form of Amendment to the Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC (filed as Exhibit 10.32(a) to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).

10.32	—

Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).

10.33	—	HCA Inc. 2010 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2010, and incorporated herein by reference).*

10.34	—	Form of 2010 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 6, 2010, and incorporated herein by reference).*

10.35	—

Assignment and Assumption Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc. and HCA Merger Sub LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

10.36	—

Omnibus Amendment to Various Stock and Option Plans and the Management Stockholders’ Agreement, dated November 22, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).*

10.37	—

Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended, effective February 16, 2011 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.38	—

Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011, and incorporated herein by reference).

10.39	—

Amendment, dated as of September 21, 2011, to the Stockholders’ Agreement, dated as of March 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2011, and incorporated herein by reference).

10.40	—	HCA Holdings, Inc. 2011 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2011, and incorporated herein by reference).*

10.41	—	Form of 2011 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2011, and incorporated herein by reference).*

10.42	—

Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.43	—

Share Repurchase Agreement, dated September 15, 2011, between HCA Holdings, Inc. and ML Global Private Equity Fund, L.P. and ML HCA Co-Invest, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2011, and incorporated herein by reference).

10.44	—	HCA Holdings, Inc. 2012 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, and incorporated herein by reference).*

10.45	—	Form of 2012 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, and incorporated herein by reference).*

21	—	List of Subsidiaries.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 26, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2012 and 2011, (ii) the consolidated income statements for the years ended December 31, 2012, 2011 and 2010, (iii) the consolidated comprehensive income statements for the years ended December 31, 2012, 2011 and 2010, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2012, 2011 and 2010, (v) the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the notes to consolidated financial statements.(1)

(1)

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

Dated: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD M. BRACKEN Richard M. Bracken	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/s/ R. MILTON JOHNSON R. Milton Johnson	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 26, 2013

/s/ JOHN P. CONNAUGHTON John P. Connaughton	Director	February 26, 2013

/s/ KENNETH W. FREEMAN Kenneth W. Freeman	Director	February 26, 2013

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	February 26, 2013

/s/ WILLIAM R. FRIST William R. Frist	Director	February 26, 2013

/s/ CHRISTOPHER R. GORDON Christopher R. Gordon	Director	February 26, 2013

/s/ JAY O. LIGHT Jay O. Light	Director	February 26, 2013

/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 26, 2013

/s/ JAMES C. MOMTAZEE James C. Momtazee	Director	February 26, 2013

/s/ GEOFFREY G. MEYERS Geoffrey G. Meyers	Director	February 26, 2013

/s/ STEPHEN G. PAGLIUCA Stephen G. Pagliuca	Director	February 26, 2013

/s/ WAYNE J. RILEY Wayne J. Riley	Director	February 26, 2013

HCA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited the accompanying consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Holdings, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2013

HCA HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in millions, except per share amounts)

	2012	2011	2010
Revenues before the provision for doubtful accounts	$36,783	$32,506	$30,683
Provision for doubtful accounts	3,770	2,824	2,648

Revenues	33,013	29,682	28,035

Salaries and benefits	15,089	13,440	12,484
Supplies	5,717	5,179	4,961
Other operating expenses	6,048	5,470	5,004
Electronic health record incentive income	(336)	(210)	—
Equity in earnings of affiliates	(36)	(258)	(282)
Depreciation and amortization	1,679	1,465	1,421
Interest expense	1,798	2,037	2,097
Gains on sales of facilities	(15)	(142)	(4)
Legal claim costs	175	—	—
Gain on acquisition of controlling interest in equity investment	—	(1,522)	—
Impairments of long-lived assets	—	—	123
Losses on retirement of debt	—	481	—
Termination of management agreement	—	181	—

	30,119	26,121	25,804

Income before income taxes	2,894	3,561	2,231
Provision for income taxes	888	719	658

Net income	2,006	2,842	1,573
Net income attributable to noncontrolling interests	401	377	366

Net income attributable to HCA Holdings, Inc.	$1,605	$2,465	$1,207

Per share data:
Basic earnings per share	$3.65	$5.17	$2.83
Diluted earnings per share	$3.49	$4.97	$2.76
Shares used in earnings per share calculations (in thousands):
Basic	440,178	476,609	426,424
Diluted	459,403	495,943	437,347

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in millions)

	2012	2011	2010
Net income	$2,006	$2,842	$1,573
Other comprehensive income (loss) before taxes:
Foreign currency translation	37	(9)	(25)

Unrealized gains on available-for-sale securities	6	2	2
Less: gains included in other operating expenses	—	—	(13)

	6	2	(11)

Defined benefit plans	(89)	(67)	(76)
Less: pension costs included in salaries and benefits	46	25	18

	(43)	(42)	(58)

Change in fair value of derivative financial instruments	(151)	(311)	(255)
Less: interest costs included in interest expense	122	341	384

	(29)	30	129

Other comprehensive income (loss) before taxes	(29)	(19)	35
Income taxes (benefits) related to other comprehensive income items	(12)	(7)	13

Other comprehensive income (loss)	(17)	(12)	22

Comprehensive income	1,989	2,830	1,595
Comprehensive income attributable to noncontrolling interests	401	377	366

Comprehensive income attributable to HCA Holdings, Inc.	$1,588	$2,453	$1,229

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(Dollars in millions)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$705	$373
Accounts receivable, less allowance for doubtful accounts of $4,846 and $4,106	4,672	4,533
Inventories	1,086	1,054
Deferred income taxes	385	594
Other	915	679

	7,763	7,233
Property and equipment, at cost:
Land	1,429	1,416
Buildings	10,720	10,231
Equipment	16,430	15,431
Construction in progress	948	997

	29,527	28,075
Accumulated depreciation	(16,342)	(15,241)

	13,185	12,834

Investments of insurance subsidiaries	515	548
Investments in and advances to affiliates	104	101
Goodwill and other intangible assets	5,539	5,251
Deferred loan costs	290	290
Other	679	641

	$28,075	$26,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,768	$1,597
Accrued salaries	1,120	965
Other accrued expenses	1,849	1,585
Long-term debt due within one year	1,435	1,407

	6,172	5,554

Long-term debt	27,495	25,645
Professional liability risks	973	993
Income taxes and other liabilities	1,776	1,720

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 443,200,200 shares — 2012 and 437,477,900 shares — 2011	4	4
Capital in excess of par value	1,753	1,601
Accumulated other comprehensive loss	(457)	(440)
Retained deficit	(10,960)	(9,423)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(9,660)	(8,258)
Noncontrolling interests	1,319	1,244

	(8,341)	(7,014)

	$28,075	$26,898

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances, December 31, 2009	426,341	$4	$223	$(450)	$(8,763)	$1,008	$(7,978)
Comprehensive income				22	1,207	366	1,595
Share-based benefit plans	1,118		43				43
Distributions					(4,332)	(342)	(4,674)
Contributions						57	57
Other			120			43	163

Balances, December 31, 2010	427,459	4	386	(428)	(11,888)	1,132	(10,794)
Comprehensive income				(12)	2,465	377	2,830
Issuance of common stock	87,719	1	2,505				2,506
Repurchase of common stock	(80,771)	(1)	(1,502)				(1,503)
Share-based benefit plans	3,071		35				35
Distributions						(378)	(378)
Consolidation of acquired controlling interest in equity investment						93	93
Reclassification of equity securities with contingent redemption rights			141				141
Other			36			20	56

Balances, December 31, 2011	437,478	4	1,601	(440)	(9,423)	1,244	(7,014)
Comprehensive income				(17)	1,605	401	1,989
Share-based benefit plans	5,722		169				169
Distributions					(3,142)	(401)	(3,543)
Adjustment to the acquired controlling interest in equity investment						30	30
Other			(17)			45	28

Balances, December 31, 2012	443,200	$4	$1,753	$(457)	$(10,960)	$1,319	$(8,341)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in millions)

	2012	2011	2010
Cash flows from operating activities:
Net income	$2,006	$2,842	$1,573
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,896)	(3,248)	(2,789)
Inventories and other assets	(122)	(18)	(287)
Accounts payable and accrued expenses	355	313	229
Provision for doubtful accounts	3,770	2,824	2,648
Depreciation and amortization	1,679	1,465	1,421
Income taxes	96	912	27
Gains on sales of facilities	(15)	(142)	(4)
Legal claim costs	175	—	—
Gain on acquisition of controlling interest in equity investment	—	(1,522)	—
Impairments of long-lived assets	—	—	123
Losses on retirement of debt	—	481	—
Amortization of deferred loan costs	62	70	81
Share-based compensation	56	26	32
Pay-in-kind interest	—	(78)	—
Other	9	8	31

Net cash provided by operating activities	4,175	3,933	3,085

Cash flows from investing activities:
Purchase of property and equipment	(1,862)	(1,679)	(1,325)
Acquisition of hospitals and health care entities	(258)	(1,682)	(233)
Disposal of hospitals and health care entities	30	281	37
Change in investments	16	80	472
Other	11	5	10

Net cash used in investing activities	(2,063)	(2,995)	(1,039)

Cash flows from financing activities:
Issuances of long-term debt	4,850	5,500	2,912
Net change in revolving bank credit facilities	(685)	(449)	1,889
Repayment of long-term debt	(2,441)	(6,640)	(2,268)
Distributions to noncontrolling interests	(401)	(378)	(342)
Contributions from noncontrolling interests	—	—	57
Payment of debt issuance costs	(62)	(92)	(50)
Issuance of common stock	—	2,506	—
Repurchase of common stock	—	(1,503)	—
Distributions to stockholders	(3,148)	(31)	(4,257)
Income tax benefits	174	63	114
Other	(67)	48	(2)

Net cash used in financing activities	(1,780)	(976)	(1,947)

Change in cash and cash equivalents	332	(38)	99
Cash and cash equivalents at beginning of period	373	411	312

Cash and cash equivalents at end of period	$705	$373	$411

Interest payments	$1,723	$1,987	$1,994
Income tax (refunds) payments, net	$618	$(256)	$517

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

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure (the “Corporate Reorganization”). HCA Holdings, Inc. became the new parent company, and HCA Inc. became HCA Holdings, Inc.’s wholly-owned direct subsidiary. As part of the Corporate Reorganization, HCA Inc.’s outstanding shares of common stock were automatically converted, on a share for share basis, into identical shares of HCA Holdings, Inc.’s common stock. As a result of the Corporate Reorganization, HCA Holdings, Inc. was deemed the successor registrant to HCA Inc. under the Securities Exchange Act of 1934.

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share (before deducting underwriter discounts, commissions and other related offering expenses). Our common stock is traded on the New York Stock Exchange (symbol “HCA”).

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2012, these affiliates owned and operated 162 hospitals, 112 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The term “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $248 million, $228 million and $182 million for the years ended December 31, 2012, 2011 and 2010, respectively.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

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

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to these uninsured accounts to record net self pay revenues at the estimated amounts we expect to collect. Our revenues from third party payers and the uninsured for the years ended December 31, are summarized in the following table (dollars in millions):

	2012	Ratio	2011	Ratio	2010	Ratio
Medicare	$8,292	25.1%	$7,653	25.8%	$7,203	25.7%
Managed Medicare	2,954	8.9	2,442	8.2	2,162	7.7
Medicaid	1,464	4.4	1,845	6.2	1,962	7.0
Managed Medicaid	1,504	4.6	1,265	4.3	1,165	4.2
Managed care and other insurers	17,998	54.5	15,703	52.9	14,762	52.7
International (managed care and other insurers)	1,060	3.2	938	3.2	784	2.8

	33,272	100.7	29,846	100.6	28,038	100.1
Uninsured	2,580	7.8	1,846	6.2	1,732	6.2
Other	931	2.8	814	2.7	913	3.3

Revenues before provision for doubtful accounts	36,783	111.3	32,506	109.5	30,683	109.6
Provision for doubtful accounts	(3,770)	(11.3)	(2,824)	(9.5)	(2,648)	(9.6)

Revenues	$33,013	100.0%	$29,682	100.0%	$28,035	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $50 million, $40 million and $52 million in 2012, 2011 and 2010, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $242 million, $30 million and $50 million in 2012, 2011 and 2010, respectively. The 2012 amount related

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Revenues (continued)

to cost reports filed during previous years includes two adjustments to Medicare revenues that affected multiple annual cost report periods for the majority of our hospitals (the Rural Floor Provision Settlement which increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income ratios which reduced revenues by approximately $75 million). The net effect of these Medicare adjustments was an increase of $196 million to revenues. Excluding the effect of these Medicare adjustments, the 2012 amount related to previous years would have been $46 million.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Patients treated at hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the uninsured discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view charity care, uninsured discounts and the provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2012	Ratio	2011	Ratio	2010	Ratio
Charity care	$3,093	22%	$2,683	24%	$2,337	24%
Uninsured discounts	6,978	51	5,707	51	4,641	48
Provision for doubtful accounts	3,770	27	2,824	25	2,648	28

Total uncompensated care	$13,841	100%	$11,214	100%	$9,626	100%

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2012	2011	2010
Gross patient charges	$165,614	$141,516	$125,640
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	28,533	25,554	23,870

Cost-to-charges ratio	17.2%	18.1%	19.0%

Total uncompensated care	$13,841	$11,214	$9,626
Multiply by the cost-to-charges ratio	17.2%	18.1%	19.0%

Estimated cost of total uncompensated care	$2,381	$2,030	$1,829

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Revenues (continued)

The sum of charity care, uninsured discounts and the provision for doubtful accounts, as a percentage of the sum of revenues, charity care, uninsured discounts and the provision for doubtful accounts increased from 25.6% for 2010, to 27.4% for 2011 and to 29.5% for 2012.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $437 million and $382 million at December 31, 2012 and 2011, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

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

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate to “uninsured” amounts due directly from patients (including copayment and deductible amounts from patients who have health care coverage). Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2012 and 2011, the allowance for doubtful accounts represented approximately 93% and 92%, respectively, of the $5.228 billion and $4.478 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts receivable were 52 days, 53 days and 50 days at December 31, 2012, 2011

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

and 2010, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix or trends in federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $1.673 billion in 2012, $1.461 billion in 2011 and $1.416 billion in 2010. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

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

Investments of Insurance Subsidiaries

At December 31, 2012 and 2011, the investments of our wholly-owned insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Other Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets (continued)

business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2012 and 2011, and we recognized goodwill impairments of $14 million during 2010.

During 2012, goodwill increased by $288 million related to acquisitions, declined by $3 million related to facility sales and increased by $3 million related to foreign currency translation and other adjustments. During 2011, goodwill increased by $2.329 billion related to acquisitions, declined by $24 million related to facility sales, and declined by $16 million related to foreign currency translation and other adjustments.

Since January 1, 2000, we have recognized total goodwill impairments of $102 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

During 2012 and 2010, there were no changes in other intangible assets. During 2011, other intangible assets increased by $269 million. Other intangible assets are not amortized, but are subject to annual impairment tests.

Deferred Loan Costs

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2012 and 2011 was $571 million and $638 million, respectively, and accumulated amortization was $281 million and $348 million, respectively. Amortization of deferred loan costs is included in interest expense and was $62 million, $70 million and $81 million for 2012, 2011 and 2010, respectively.

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

The physician recruiting liability amount of $15 million at both December 31, 2012 and 2011 represents the amount of expense recognized in excess of payments made through December 31, 2012 and 2011. At December 31, 2012 the maximum amount we could have to pay under all effective minimum revenue guarantees was $37 million.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Claims

Reserves for professional liability risks were $1.297 billion and $1.291 billion at December 31, 2012 and 2011, respectively. The current portion of the reserves, $324 million and $298 million at December 31, 2012 and 2011, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $331 million, $244 million and $222 million for 2012, 2011 and 2010, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,700 individual claims at both December 31, 2012 and 2011 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2012 and 2011, $335 million and $240 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

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

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $17 million and $25 million at December 31, 2012 and 2011, respectively, recorded in “other assets”, and $32 million and $14 million at December 31, 2012 and 2011, respectively, recorded in “other current assets”.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

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

We recognized $336 million ($247 million Medicare and $89 million Medicaid) and $210 million ($123 million Medicare and $87 million Medicaid) of electronic health record incentive income during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, we had $113 million and $134 million, respectively, of deferred EHR incentive income, which represent initial incentive payments received for which EHR incentive income has not been recognized.

Noncontrolling Interests in Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Related Party Transactions — Management Agreement

The Investors provided management and advisory services to the Company pursuant to a management agreement among HCA Inc. and the Investors executed in connection with the Investors’ acquisition of HCA Inc. in November 2006. The management agreement was terminated pursuant to its terms upon completion of the initial public offering of our common stock during March 2011, and the Company paid the Investors a final fee of $181 million. The management agreement also provided that the Company pay a 1% fee in connection with certain financing, acquisition, divestiture and change of control transactions. The Company paid the Investors a fee of $26 million related to the initial public offering of our common stock, and this fee was recorded as a cost of the stock offering. The annual management fee was $18 million for 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2012 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plan

The 2006 Stock Incentive Plan for Key Employees of HCA Holdings Inc. and its Affiliates, as Amended and Restated (the “Stock Incentive Plan”) is designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel and to motivate them to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. During 2011, our Board of Directors approved certain amendments to the Stock Incentive Plan that included an increase to the number of shares available for issuance under the plan by 40,000,000 shares. Portions of the options, stock appreciation rights (“SARs”) and restricted share units (“RSUs”) granted under the Stock Incentive Plan vest solely based upon continued employment over a specific period of time, and portions of the options, SARs and RSUs vest based both upon continued employment over a specific period of time and upon the achievement of predetermined financial and Investor return targets over time. We granted 6,348,000 and 1,288,000 stock options and SARs and 4,647,400 and 80,000 RSUs under the Stock Incentive Plan during 2012 and 2011, respectively. At December 31, 2012, there were 31,513,200 stock options and SARs outstanding and exercisable, and there were 36,455,600 shares available for future grants under the Stock Incentive Plan.

Rollover Options

Certain management holders of outstanding prerecapitalization HCA stock options retained certain of their stock options (the “Rollover Options”). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants. At December 31, 2012, there were 932,800 Rollover Options outstanding and exercisable.

Stock Option, SAR and RSU Activity

The fair value of each stock option and SAR award is estimated on the grant date, using valuation models and the weighted average assumptions indicated in the following table. Awards under the Stock Incentive Plan generally vest based on continued employment (“Time Stock Options and SARs” and “Time RSUs”) and based upon achievement of certain financial and Investor return targets (“Performance Stock Options and SARs” and “Performance RSUs”). Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical exercise behavior data and other factors to

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR and RSU Activity (continued)

estimate the expected term of the options and SARs. The expected term of the share-based award is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical exercise behavior data. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using historical stock price information of certain peer group companies for a period of time equal to the expected term. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected share-based award life on the date of grant. The expected life is an estimate of the number of years a share-based award will be held before it is exercised.

	2012	2011	2010
Risk-free interest rate	1.18%	0.89%	2.07%
Expected volatility	50%	41%	35%
Expected life, in years	6.25	5.00	5.00
Expected dividend yield	—	—	—

Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2012, 2011 and 2010 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options outstanding, December 31, 2009	25,443	26,474	51,917	$11.72
Granted	843	121	964	15.73
Exercised	(1,598)	(128)	(1,726)	4.06
Cancelled	(171)	(458)	(629)	7.96

Options outstanding, December 31, 2010	24,517	26,009	50,526	8.58
Granted	644	644	1,288	23.35
Exercised	(3,312)	(1,732)	(5,044)	6.31
Cancelled	(110)	(348)	(458)	5.88

Options outstanding, December 31, 2011	21,739	24,573	46,312	9.26
Granted	3,174	3,174	6,348	27.03
Exercised	(5,530)	(5,128)	(10,658)	7.60
Cancelled	(192)	(568)	(760)	9.49

Options and SARs outstanding, December 31, 2012	19,191	22,051	41,242	11.56	5.5 years	$767

Options and SARs exercisable, December 31, 2012	14,534	17,912	32,446	$9.38	4.6 years	$674

The weighted average fair values of stock options and SARs granted during 2012, 2011 and 2010 were $13.16, $8.53 and $7.13 per share, respectively. The total intrinsic value of stock options and SARs exercised in

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR and RSU Activity (continued)

the year ended December 31, 2012 was $226 million. As of December 31, 2012, the unrecognized compensation cost related to nonvested stock options and SARs was $76 million.

Information regarding Time RSUs and Performance RSUs activity during 2012 and 2011 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2010	—	—	—	—
Granted	80	—	80	$30.00
Vested	—	—	—	—
Cancelled	—	—	—	—

RSUs outstanding, December 31, 2011	80	—	80	30.00
Granted	3,162	1,485	4,647	26.98
Vested	(4)	—	(4)	30.00
Cancelled	(164)	(75)	(239)	26.99

RSUs outstanding, December 31, 2012	3,074	1,410	4,484	27.03

As of December 31, 2012, the unrecognized compensation cost related to RSUs was $92 million.

During 2012, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award (subject to limitations for certain awards), or $3.142 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $6.50 per share reductions to the exercise price of the applicable share-based awards (subject to certain limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award). The holders of any nonvested RSUs will be paid the applicable distribution amounts upon the vesting of the applicable RSUs. There were no distributions declared during 2011.

During 2010, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $9.43 per share and vested share-based award, or $4.332 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $9.43 per share reductions to the exercise price of the applicable share-based awards (subject to certain tax related limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award).

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

HealthONE Acquisition

During October 2011, we completed the acquisition of the Colorado Health Foundation’s (“Foundation”) approximate 40% remaining ownership interest in the HCA-HealthONE LLC (“HealthONE”) joint venture for $1.450 billion. HealthONE’s assets included seven hospitals and 12 freestanding surgery centers in the Denver area. We accounted for our investment in HealthONE using the equity method through October 2011 with our

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)

HealthONE Acquisition (continued)

share of their operations all recorded in the line item “Equity in earnings of affiliates” in our consolidated income statements, and we began consolidating HealthONE’s operations in our consolidated income statements beginning November 2011.

The total cost of the HealthONE acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values in accordance with ASC No. 805, Business Combinations. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired due to the value of the expected cash flows and HealthONE’s assembled workforce.

We identified and analyzed the acquired fixed assets, contracts, contractual commitments and legal contingencies to record the fair value of all assets acquired and liabilities assumed, resulting in goodwill of $2.261 billion being recorded as of December 31, 2011. We also recorded a gain of $1.522 billion related to this acquisition due to the remeasurement of our previous equity investment in HealthONE, based upon our acquisition of the Foundation’s ownership interest and the resulting consolidation of the entire enterprise at estimated fair value. During 2012, we recorded final adjustments to the purchase price allocation which resulted in a $30 million increase to noncontrolling interests, a $26 million reduction to property and equipment and a $56 million increase to goodwill. The amount of tax deductible goodwill is $981 million.

A summary of the final purchase price allocation, including assumed liabilities, follows (dollars in millions):

Current assets	$400
Property and equipment	1,014
Identifiable intangible asset (trade name)	269
Goodwill	2,317
Other assets	7

Liabilities	152
Noncontrolling interests	123

The acquired HealthONE operating results have been included in the consolidated income statements since the acquisition date. The revenues and net income attributable to HCA Holdings, Inc. related to the acquired HealthONE operations for the period from November 1, 2011 through December 31, 2011 were $347 million and $15 million, respectively. The following unaudited pro forma combined summary of operations data gives effect to including the acquired HealthONE operating results in our operating results as if the acquisition had occurred as of January 1, 2010 (dollars in millions):

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)

Other Acquisitions and Dispositions

During 2012, we paid $58 million and assumed liabilities of $33 million to acquire a hospital and paid $200 million to acquire other nonhospital health care entities. During 2011, we paid $136 million to acquire a hospital and $96 million to acquire other nonhospital health care entities. During 2010, we paid $163 million to acquire two hospitals and $70 million to acquire other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $232 million, $68 million and $125 million in 2012, 2011 and 2010, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2012, we received proceeds of $30 million and recognized a net pretax gain of $15 million ($9 million after tax) related to the sales of real estate investments. During 2011, we received proceeds of $281 million and recognized a net pretax gain of $142 million ($80 million after tax) related to the sales of a hospital facility and our investment in a hospital joint venture. During 2010, we received proceeds of $37 million and recognized a net pretax gain of $4 million ($2 million after tax) from sales of nonhospital health care entities and real estate investments.

NOTE 4 — IMPAIRMENTS OF LONG-LIVED ASSETS

There were no impairments of long-lived assets for 2012 and 2011. During 2010, we recorded pretax charges of $123 million to reduce the carrying value of identified assets to estimated fair value. The $123 million asset impairment includes $57 million related to a hospital facility in our Central Group, $5 million related to other health care entity investments in our National Group, $17 million related to a hospital facility in our Southwest Group and $44 million related to Corporate and other, which includes $35 million for the writeoff of capitalized engineering and design costs related to certain building safety requirements (California earthquake standards) that have been revised.

The asset impairment charges did not have a significant impact on our operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected our property and equipment asset category by $109 million in 2010.

NOTE 5 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2012	2011	2010
Current:
Federal	$604	$(119)	$401
State	58	(12)	26
Foreign	43	44	33
Deferred:
Federal	167	714	161
State	(8)	71	17
Foreign	24	21	20

	$888	$719	$658

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INCOME TAXES (continued)

The provision for income taxes reflects $53 million, $100 million and $69 million ($33 million, $63 million and $44 million net of tax, respectively) reductions in interest related to taxing authority examinations for the years ended December 31, 2012, 2011 and 2010, respectively.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.0	2.7
Change in liability for uncertain tax positions	—	1.0	0.3
Nontaxable gain on acquisition of controlling interest in equity investment	—	(13.8)	—
Tax exempt interest income	(0.2)	(0.2)	(0.4)
Other items, net	(1.4)	(1.4)	(2.3)

Effective income tax rate on income applicable to HCA Holdings, Inc.	35.6	22.6	35.3
Income attributable to noncontrolling interests from consolidated partnerships	(4.9)	(2.4)	(5.8)

Effective income tax rate on income before income taxes	30.7%	20.2%	29.5%

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$292	$—	$402
Allowances for professional liability and other risks	355	—	337	—
Accounts receivable	405	—	706	—
Compensation	237	—	216	—
Other	744	595	698	511

	$1,741	$887	$1,957	$913

At December 31, 2012, state net operating loss carryforwards (expiring in years 2013 through 2032) available to offset future taxable income approximated $45 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

At December 31, 2012, the IRS Examination Division was conducting an audit of HCA Inc.’s 2007, 2008 and 2009 federal income tax returns. We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2010 and 2011 federal income tax returns in 2013.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INCOME TAXES (continued)

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2012	2011
Balance at January 1	$445	$313
Additions based on tax positions related to the current year	16	83
Additions for tax positions of prior years	92	73
Reductions for tax positions of prior years	(19)	(15)
Settlements	(103)	—
Lapse of applicable statutes of limitations	(6)	(9)

Balance at December 31	$425	$445

During 2012, we finalized settlements with the IRS for our 2005 and 2006 tax years resolving all outstanding issues, including the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts. During 2011, we finalized settlements with the IRS resolving all outstanding issues for our 1997 through 2004 tax years.

Our liability for unrecognized tax benefits was $426 million, including accrued interest of $14 million and excluding $13 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2012 ($494 million, $62 million and $13 million, respectively, as of December 31, 2011). Unrecognized tax benefits of $125 million ($173 million as of December 31, 2011) would affect the effective rate, if recognized.

Depending on the resolution of any IRS disputes, the completion of examinations by federal, state or international taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 6 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs and RSUs, computed using the treasury stock method. During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock, and during September 2011, we repurchased 80,771,143 shares of our common stock. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 (dollars in millions, except per share amounts, and shares in thousands):

	2012	2011	2010
Net income attributable to HCA Holdings, Inc	$1,605	$2,465	$1,207

Weighted average common shares outstanding	440,178	476,609	426,424
Effect of dilutive incremental shares	19,225	19,334	10,923

Shares used for diluted earnings per share	459,403	495,943	437,347

Earnings per share:
Basic earnings per share	$3.65	$5.17	$2.83
Diluted earnings per share	$3.49	$4.97	$2.76

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2012
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$395	$23	$—	$418
Auction rate securities	74	—	(6)	68
Asset-backed securities	14	—	—	14
Money market funds	67	—	—	67

	550	23	(6)	567
Equity securities	2	1	—	3

	$552	$24	$(6)	570

Amounts classified as current assets				(55)

Investment carrying value				$515

	2011
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$398	$19	$—	$417
Auction rate securities	139	—	(8)	131
Asset-backed securities	20	—	—	20
Money market funds	53	—	—	53

	610	19	(8)	621
Equity securities	7	1	(1)	7

	$617	$20	$(9)	628

Amounts classified as current assets				(80)

Investment carrying value				$548

At December 31, 2012 and 2011 the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss). At December 31, 2012 and 2011, $9 million and $19 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at December 31, 2012 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$76	$76
Due after one year through five years	173	181
Due after five years through ten years	120	128
Due after ten years	93	100

	462	485
Auction rate securities	74	68
Asset-backed securities	14	14

	$550	$567

The average expected maturity of the investments in debt securities at December 31, 2012 was 4.5 years, compared to the average scheduled maturity of 8.3 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected maturities for our auction rate and asset-backed securities at December 31, 2012 were 5.5 years and 4.0 years, respectively, compared to average scheduled maturities of 24.1 years and 24.0 years, respectively.

The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

	2012	2011	2010
Debt securities:
Cash proceeds	$1	$—	$329
Gross realized gains	—	—	14
Gross realized losses	—	—	1
Equity securities:
Cash proceeds	$5	$—	$—
Gross realized gains	—	—	—
Gross realized losses	—	—	—

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2012 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(10)
Pay-fixed interest rate swaps	3,000	December 2016	(346)
Pay-fixed interest rate swaps	1,000	December 2017	(73)

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

Our cross currency swap is not designated as a hedge, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement at December 31, 2012 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States Dollar Currency Swap	241 Euro	November 2013	$(13)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the year ended December 31, 2012 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$96	Interest expense	$122

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Operations on Derivatives	Amount of Gain Recognized in Operations on Derivatives
Cross currency swap	Other operating expenses	$3

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2012, we have not been required to post any

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — FINANCIAL INSTRUMENTS (continued)

Credit-risk-related Contingent Features (continued)

collateral related to these agreements. If we had breached these provisions at December 31, 2012, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $471 million.

NOTE 9 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) emphasizes fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 utilizes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Our wholly-owned insurance subsidiaries had investments in tax-exempt ARS, which are backed by student loans substantially guaranteed by the federal government, of $68 million ($74 million par value) at December 31, 2012. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiaries are expected to be met by other investments in their investment portfolios. During 2012 and 2011, certain issuers and their broker/dealers redeemed or repurchased $65 million and $112 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at December 31, 2012 and 2011, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2012
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$418	$—	$418	$—
Auction rate securities	68	—	—	68
Asset-backed securities	14	—	14	—
Money market funds	67	67	—	—

	567	67	432	68
Equity securities	3	1	—	2

Investments of insurance subsidiaries	570	68	432	70
Less amounts classified as current assets	(55)	(55)	—	—

	$515	$13	$432	$70

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$13	$—	$13	$—
Interest rate swaps (Income taxes and other liabilities)	429	—	429	—

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the year ended December 31, 2012 (dollars in millions):

Asset balances at December 31, 2011	$132
Unrealized gains included in other comprehensive income	3
Settlements	(65)

Asset balances at December 31, 2012	$70

The estimated fair value of our long-term debt was $30.781 billion and $27.199 billion at December 31, 2012 and 2011, respectively, compared to carrying amounts aggregating $28.930 billion and $27.052 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2012, follows (dollars in millions):

	2012	2011
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$1,470	$2,155
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.6%)	5,958	7,425
Senior secured first lien notes (effective interest rate of 7.1%)	9,688	7,081
Other senior secured debt (effective interest rate of 7.0%)	423	350

First lien debt	17,539	17,011
Senior secured second lien notes (effective interest rate of 11.0%)	197	197
Senior unsecured notes (effective interest rate of 7.1%)	11,194	9,844

Total debt (average life of 7.1 years, rates averaging 6.6%)	28,930	27,052
Less amounts due within one year	1,435	1,407

	$27,495	$25,645

2012 Activity

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

During December 2012, we issued $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021 (the “December 2012 Notes”). After the payment of related fees and expenses, we used the proceeds to pay a distribution to our stockholders and holders of certain vested stock awards.

2011 Activity

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — LONG-TERM DEBT (continued)

2011 Activity (continued)

During October 2011, we issued $500 million aggregate principal amount of 8.00% senior unsecured notes due 2018. We used the net proceed for general corporate purposes, which included funding a portion of the acquisition of the remaining interest in HealthONE.

Senior Secured Credit Facilities And Other First Lien Debt

We have entered into the following senior secured credit facilities: (i) a $2.500 billion asset-based revolving credit facility maturing on September 30, 2016 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($1.470 billion outstanding at December 31, 2012) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on November 17, 2016 (none outstanding at December 31, 2012 without giving effect to certain outstanding letters of credit); (iii) a $542 million senior secured term loan A-2 facility maturing on May 2, 2016; (iv) a $726 million senior secured term loan A-3 facility maturing on February 2, 2016; (v) a $2.000 billion senior secured term loan B-2 facility maturing on March 31, 2017; (vi) a $2.373 billion senior secured term loan B-3 facility maturing on May 1, 2018; and (vii) a €241 million, or $317 million-equivalent, senior secured European term loan facility maturing on November 17, 2013. We refer to the facilities described under (ii) through (vii) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”

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

Senior secured first lien notes consist of (i) $1.500 billion aggregate principal amount of 8 1/2% senior secured first lien notes due 2019; (ii) $1.250 billion aggregate principal amount of 7 7/8% senior secured first lien notes due 2020; (iii) $1.400 billion aggregate principal amount of 7 1/4% senior secured first lien notes due 2020; (iv) $3.000 billion aggregate principal amount of 6.50% senior secured first lien notes due 2020; (v) $1.350 billion aggregate principal amount of 5.875% first lien notes due 2022; (vi) $1.250 billion aggregate principal amount of 4.75% first lien notes due 2023; and (vii) $62 million of unamortized debt discounts that reduce the senior secured first lien indebtedness. Capital leases and other secured debt totaled $423 million at December 31, 2012.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2012, we had entered into effective interest rate swap agreements, in a total notional amount of $4.500 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facility. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — LONG-TERM DEBT (continued)

Senior Secured Second Lien Notes

Senior secured second lien notes is comprised of $201 million aggregate principal amount of 9 7/8% senior secured second lien notes due 2017 and $4 million of unamortized debt discounts that reduce the senior secured second lien indebtedness.

Senior Unsecured Notes

Senior unsecured notes consist of (i) $7.541 billion aggregate principal amount of senior notes with maturities ranging from 2013 to 2033; (ii) an aggregate principal amount of $246 million medium-term notes with maturities ranging from 2014 to 2025; (iii) an aggregate principal amount of $886 million debentures with maturities ranging from 2015 to 2095; (iv) an aggregate principal amount of $1.525 billion senior notes due 2021 issued by HCA Holdings, Inc. (the “2021 Notes”); (v) an aggregate principal amount of $1.000 billion senior notes due 2021 issued by HCA Holdings, Inc.; and (vi) $4 million of unamortized debt discounts that reduce the indebtedness.

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

Our senior secured first lien notes and the related guarantees are secured by first-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets, subject to certain exceptions, that secure our cash flow credit facility on a first-priority basis and are secured by second-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets that secure our ABL credit facility on a first-priority basis and our other cash flow credit facility on a second-priority basis.

Our second lien debt and the related guarantees are secured by second-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets, subject to certain exceptions, that secure our cash flow credit

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — LONG-TERM DEBT (continued)

General Debt Information (continued)

facility on a first-priority basis and are secured by third-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets that secure our asset-based revolving credit facility on a first-priority basis and our other cash flow credit facility on a second-priority basis.

Maturities of long-term debt in years 2014 through 2017, excluding amounts under the ABL credit facility, are $772 million, $1.045 billion, $2.265 billion and $2.210 billion, respectively.

NOTE 11 — CONTINGENCIES AND LEGAL CLAIM COSTS

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

Government Investigations, Claims and Litigation

Health care companies are subject to numerous investigations by various governmental agencies. Under the Federal False Claims act (“FCA”) private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received government inquiries from federal and state agencies and our facilities may receive such inquiries in future periods. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations, financial position and liquidity.

As initially disclosed in 2010, the Civil Division of the Department of Justice (“DOJ”) has contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the Centers for Medicare and Medicaid Services criteria. In connection with this nationwide review, the DOJ has indicated that it will be reviewing certain ICD billing and medical records at 95 HCA hospitals; the review covers the period from October 2003 to the present. In August 2012, HCA, along with non-HCA hospitals subject to the DOJ’s review, received from the DOJ a proposed framework for resolving the DOJ’s review of ICDs. The Company is cooperating in the review. The review could potentially give rise to claims against the Company under the federal FCA or other statutes, regulations or laws. At this time, we cannot predict what effect, if any, this review or any resulting claims could have on the Company.

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company is cooperating with the government’s request and is currently producing medical records associated with particular reviews at eight hospitals, located primarily in Florida. At this time, we cannot predict what effect, if any, the request or any resulting claims, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiffs alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. Should the accounting fail to satisfy the Court concerning HCA’s compliance with its capital and charity care commitments, the amount of the judgment award could substantially increase. The Court also indicated it would award plaintiff attorneys fees. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling; however, the Company plans to appeal the ruling.

NOTE 12 — LEASES

We lease medical office buildings and certain equipment under operating lease agreements. Commitments relating to noncancellable operating leases for each of the next five years and thereafter are as follows (dollars in millions):

For the Year Ended December 31,
2013	$301
2014	283
2015	225
2016	178
2017	145
Thereafter	870

2,002
Less sublease income	(44)

$1,958

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — CAPITAL STOCK

The amended and restated certificate of incorporation authorizes the Company to issue up to 1,800,000,000 shares of common stock, and our amended and restated by-laws set the number of directors constituting the board of directors of the Company at not less than three members, the exact number to be determined from time to time by resolution adopted by the affirmative vote of a majority of the total number of directors then in office.

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

Distributions

During 2012, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award (subject to limitations for certain awards), or $3.142 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $6.50 per share reductions to the exercise price of the applicable share-based awards (subject to certain limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award). The holders of nonvested RSUs will be paid the applicable distribution amounts upon the vesting of the applicable RSUs. There were no distributions declared during 2011.

During 2010, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $9.43 per share and vested share-based award, or $4.332 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $9.43 per share reductions to the exercise price of the applicable share-based awards (subject to certain tax related limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award).

NOTE 14 — EMPLOYEE BENEFIT PLANS

We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $371 million for 2012, $322 million for 2011 and $307 million for 2010. Our contributions are funded periodically during each year.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $20 million for 2012, $25 million for 2011 and $19 million for 2010. Accrued benefits liabilities under this plan totaled $120 million at December 31, 2012 and $105 million at December 31, 2011.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — EMPLOYEE BENEFIT PLANS (continued)

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $51 million for 2012, $33 million for 2011 and $27 million for 2010. Accrued benefits liabilities under this plan totaled $242 million at December 31, 2012 and $237 million at December 31, 2011.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $49 million for 2012, $39 million for 2011, and $33 million for 2010. Accrued benefits liabilities under these plans totaled $196 million at December 31, 2012 and $161 million at December 31, 2011.

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Prior to 2013, our operations were structured into three geographically organized groups: the National, Southwest and Central Groups. Effective January 1, 2013, we reorganized our operational groups into two geographically organized groups: the National and American Groups. We are presenting our segment and geographic information under both structures. The acquired HealthONE operating results have been included in the Southwest Group (American Group effective January 1, 2013) operating results for periods subsequent to November 1, 2011. Prior to November 1, 2011, the Southwest Group recorded its share of the HealthONE operating results in equity in earnings of affiliates.

At December 31, 2012, the National Group included 63 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Nevada, South Carolina and Utah, and the Southwest Group included 47 hospitals located in Colorado, Wichita, Kansas market, Oklahoma and Texas, and the Central Group included 46 hospitals located in northern Georgia, Indiana, Kentucky, Louisiana, New Hampshire, Tennessee, Virginia and the Kansas City market. As of January 1, 2013, the National Group includes 77 hospitals located in Alaska, California, southern Georgia, Florida, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 79 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group for both presentations.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, legal claim costs, gain on acquisition of controlling interest in equity investment, impairments of long-lived assets, losses on retirement of debt, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets are summarized in the following table (dollars in millions):

	Structure as of December 31, 2012
	For the Years Ended December 31,
	2012	2011	2010
Revenues:
National Group	$12,809	$12,224	$11,624
Southwest Group	11,506	9,311	8,700
Central Group	7,305	6,982	6,727
Corporate and other	1,393	1,165	984

	$33,013	$29,682	$28,035

Equity in earnings of affiliates:
National Group	$(8)	$(7)	$(4)
Southwest Group	(27)	(251)	(277)
Central Group	(2)	—	(1)
Corporate and other	1	—	—

	$(36)	$(258)	$(282)

Adjusted segment EBITDA:
National Group	$2,731	$2,531	$2,431
Southwest Group	2,734	2,370	2,254
Central Group	1,431	1,285	1,272
Corporate and other	(365)	(125)	(89)

	$6,531	$6,061	$5,868

Depreciation and amortization:
National Group	$561	$512	$508
Southwest Group	595	464	427
Central Group	354	347	352
Corporate and other	169	142	134

	$1,679	$1,465	$1,421

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Structure as of December 31, 2012
	As of December 31,
	2012	2011
Assets:
National Group	$7,770	$7,827
Southwest Group	10,197	9,908
Central Group	5,227	5,187
Corporate and other	4,881	3,976

	$28,075	$26,898

	Structure as of December 31, 2012
	National Group	Southwest Group	Central Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2011	$800	$3,160	$1,019	$272	$5,251
Acquisitions	46	197	5	40	288
Dispositions	(3)	—	—	—	(3)
Foreign currency translation and other	(1)	—	—	4	3

Balance at December 31, 2012	$842	$3,357	$1,024	$316	$5,539

	Structure as of January 1, 2013
	For the Years Ended December 31,
	2012	2011	2010
Revenues:
National Group	$15,505	$14,741	$13,964
American Group	16,115	13,714	12,986
Corporate and other	1,393	1,227	1,085

	$33,013	$29,682	$28,035

Equity in earnings of affiliates:
National Group	$(9)	$(7)	$(4)
American Group	(28)	(251)	(277)
Corporate and other	1	—	(1)

	$(36)	$(258)	$(282)

Adjusted segment EBITDA:
National Group	$3,325	$3,052	$2,890
American Group	3,575	3,141	3,083
Corporate and other	(369)	(132)	(105)

	$6,531	$6,061	$5,868

Depreciation and amortization:
National Group	$694	$639	$624
American Group	816	680	653
Corporate and other	169	146	144

	$1,679	$1,465	$1,421

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Structure as of January 1, 2013
	As of December 31,
	2012	2011
Assets:
National Group	$9,451	$9,551
American Group	13,744	13,406
Corporate and other	4,880	3,941

	$28,075	$26,898

	Structure as of January 1, 2013
	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2011	$991	$3,988	$272	$5,251
Acquisitions	48	201	39	288
Dispositions	(3)	—	—	(3)
Foreign currency translation and other	(1)	—	4	3

Balance at December 31, 2012	$1,035	$4,189	$315	$5,539

	For the Years Ended December 31,
	2012	2011	2010
Adjusted segment EBITDA	$6,531	$6,061	$5,868
Depreciation and amortization	1,679	1,465	1,421
Interest expense	1,798	2,037	2,097
Gains on sales of facilities	(15)	(142)	(4)
Legal claim costs	175	—	—
Gain on acquisition of controlling interest in equity investment	—	(1,522)	—
Impairments of long-lived assets	—	—	123
Losses on retirement of debt	—	481	—
Termination of management agreement	—	181	—

Income before income taxes	$2,894	$3,561	$2,231

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2009	$14	$(3)	$(106)	$(355)	$(450)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	1	—	—	—	1
Foreign currency translation adjustments, net of $9 income tax benefit	—	(16)	—	—	(16)
Defined benefit plans, net of $28 income tax benefit	—	—	(48)	—	(48)
Change in fair value of derivative instruments, net of $94 income tax benefit	—	—	—	(161)	(161)
Expense (income) reclassified into operations from other comprehensive income, net of $(4), $7 and $140, respectively, income (taxes) benefits	(9)	—	11	244	246

Balances at December 31, 2010	6	(19)	(143)	(272)	(428)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	1	—	—	—	1
Foreign currency translation adjustments, net of $3 income tax benefit	—	(6)	—	—	(6)
Defined benefit plans, net of $25 income tax benefit	—	—	(42)	—	(42)
Change in fair value of derivative instruments, net of $114 income tax benefit	—	—	—	(197)	(197)
Expense reclassified into operations from other comprehensive income, net of $9 and $125, respectively, income tax benefits	—	—	16	216	232

Balances at December 31, 2011	7	(25)	(169)	(253)	(440)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	4	—	—	—	4
Foreign currency translation adjustments, net of $13 income taxes	—	24	—	—	24
Defined benefit plans, net of $33 income tax benefit	—	—	(56)	—	(56)
Change in fair value of derivative instruments, net of $55 income tax benefit	—	—	—	(96)	(96)
Expense reclassified into operations from other comprehensive income, net of $17 and $44, respectively, income tax benefits	—	—	29	78	107

Balances at December 31, 2012	$11	$(1)	$(196)	$(271)	$(457)

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2012	2011
Professional liability risks	$324	$298
Interest	409	383
Taxes other than income	235	232
Legal claim costs	175	—
Other	706	672

	$1,849	$1,585

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2010	$4,860	$2,648	$(3,569)	$3,939
Year ended December 31, 2011	3,939	2,824	(2,657)	4,106
Year ended December 31, 2012	4,106	3,770	(3,030)	4,846

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure. HCA Holdings, Inc. became the new parent company, and HCA Inc. is now HCA Holdings, Inc.’s wholly-owned direct subsidiary. On November 23, 2010, HCA Holdings, Inc. issued the 2021 Notes. On December 6, 2012, HCA Holdings, Inc. issued the December 2012 Notes. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

Our condensed consolidating balance sheets at December 31, 2012 and 2011 and condensed consolidating statements of comprehensive income and cash flows for each of the three years in the period ended December 31, 2012, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$19,415	$17,368	$—	$36,783
Provision for doubtful accounts	—	—	2,144	1,626	—	3,770

Revenues	—	—	17,271	15,742	—	33,013

Salaries and benefits	—	—	7,959	7,130	—	15,089
Supplies	—	—	2,995	2,722	—	5,717
Other operating expenses	3	5	3,013	3,027	—	6,048
Electronic health record incentive income	—	—	(219)	(117)	—	(336)
Equity in earnings of affiliates	(1,668)	—	(5)	(31)	1,668	(36)
Depreciation and amortization	—	—	821	858	—	1,679
Interest expense	123	2,167	(468)	(24)	—	1,798
Losses (gains) on sales of facilities	—	—	3	(18)	—	(15)
Legal claim costs	—	175	—	—	—	175
Management fees	—	—	(569)	569	—	—

	(1,542)	2,347	13,530	14,116	1,668	30,119

Income (loss) before income taxes	1,542	(2,347)	3,741	1,626	(1,668)	2,894
Provision (benefit) for income taxes	(46)	(839)	1,313	460	—	888

Net income (loss)	1,588	(1,508)	2,428	1,166	(1,668)	2,006
Net income attributable to noncontrolling interests	—	—	62	339	—	401

Net income (loss) attributable to HCA Holdings, Inc.	$1,588	$(1,508)	$2,366	$827	$(1,668)	$1,605

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,588	$(1,526)	$2,339	$855	$(1,668)	$1,588

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$18,126	$14,380	$—	$32,506
Provision for doubtful accounts	—	—	1,644	1,180	—	2,824

Revenues	—	—	16,482	13,200	—	29,682

Salaries and benefits	—	—	7,584	5,856	—	13,440
Supplies	—	—	2,851	2,328	—	5,179
Other operating expenses	—	4	2,741	2,725	—	5,470
Electronic health record incentive income	—	—	(126)	(84)	—	(210)
Equity in earnings of affiliates	(2,531)	—	(86)	(172)	2,531	(258)
Depreciation and amortization	—	—	777	688	—	1,465
Interest expense	120	2,390	(342)	(131)	—	2,037
Gains on sales of facilities	—	—	(127)	(15)	—	(142)
Gain on acquisition of controlling interest in equity investment	—	—	—	(1,522)	—	(1,522)
Losses on retirement of debt	—	481	—	—	—	481
Termination of management agreement	—	181	—	—	—	181
Management fees	—	—	(491)	491	—	—

	(2,411)	3,056	12,781	10,164	2,531	26,121

Income (loss) before income taxes	2,411	(3,056)	3,701	3,036	(2,531)	3,561
Provision (benefit) for income taxes	(42)	(1,068)	1,271	558	—	719

Net income (loss)	2,453	(1,988)	2,430	2,478	(2,531)	2,842
Net income attributable to noncontrolling interests	—	—	63	314	—	377

Net income (loss) attributable to HCA Holdings, Inc.	$2,453	$(1,988)	$2,367	$2,164	$(2,531)	$2,465

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$2,453	$(1,969)	$2,341	$2,159	$(2,531)	$2,453

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2010

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$17,647	$13,036	$—	$30,683
Provision for doubtful accounts	—	—	1,632	1,016	—	2,648

Revenues	—	—	16,015	12,020	—	28,035

Salaries and benefits	—	—	7,315	5,169	—	12,484
Supplies	—	—	2,825	2,136	—	4,961
Other operating expenses	—	5	2,634	2,365	—	5,004
Equity in earnings of affiliates	(1,237)	—	(107)	(175)	1,237	(282)
Depreciation and amortization	—	—	782	639	—	1,421
Interest expense	12	2,700	(761)	146	—	2,097
Gains on sales of facilities	—	—	—	(4)	—	(4)
Impairments of long-lived assets	—	—	58	65	—	123
Management fees	—	—	(454)	454	—	—

	(1,225)	2,705	12,292	10,795	1,237	25,804

Income (loss) before income taxes	1,225	(2,705)	3,723	1,225	(1,237)	2,231
Provision (benefit) for income taxes	(4)	(955)	1,299	318	—	658

Net income (loss)	1,229	(1,750)	2,424	907	(1,237)	1,573
Net income attributable to noncontrolling interests	—	—	44	322	—	366

Net income (loss) attributable to HCA Holdings, Inc.	$1,229	$(1,750)	$2,380	$585	$(1,237)	$1,207

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,229	$(1,667)	$2,343	$561	$(1,237)	$1,229

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22	$—	$383	$300	$—	$705
Accounts receivable, net	—	—	2,448	2,224	—	4,672
Inventories	—	—	629	457	—	1,086
Deferred income taxes	385	—	—	—	—	385
Other	122	—	342	451	—	915

	529	—	3,802	3,432	—	7,763

Property and equipment, net	—	—	7,417	5,768	—	13,185
Investments of insurance subsidiaries	—	—	—	515	—	515
Investments in and advances to affiliates	18,481	—	16	88	(18,481)	104
Goodwill and other intangible assets	—	—	1,697	3,842	—	5,539
Deferred loan costs	32	258	—	—	—	290
Other	469	—	31	179	—	679

	$19,511	$258	$12,963	$13,824	$(18,481)	$28,075

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,203	$565	$—	$1,768
Accrued salaries	—	—	638	482	—	1,120
Other accrued expenses	30	567	464	788	—	1,849
Long-term debt due within one year	—	1,360	39	36	—	1,435

	30	1,927	2,344	1,871	—	6,172

Long-term debt	2,525	24,304	173	493	—	27,495
Intercompany balances	26,131	(12,407)	(17,130)	3,406	—	—
Professional liability risks	—	—	—	973	—	973
Income taxes and other liabilities	485	442	629	220	—	1,776

	29,171	14,266	(13,984)	6,963	—	36,416

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(9,660)	(14,008)	26,847	5,642	(18,481)	(9,660)
Noncontrolling interests	—	—	100	1,219	—	1,319

	(9,660)	(14,008)	26,947	6,861	(18,481)	(8,341)

	$19,511	$258	$12,963	$13,824	$(18,481)	$28,075

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$115	$258	$—	$373
Accounts receivable, net	—	—	2,429	2,104	—	4,533
Inventories	—	—	602	452	—	1,054
Deferred income taxes	594	—	—	—	—	594
Other	50	—	184	445	—	679

	644	—	3,330	3,259	—	7,233

Property and equipment, net	—	—	7,088	5,746	—	12,834
Investments of insurance subsidiaries	—	—	—	548	—	548
Investments in and advances to affiliates	16,813	—	15	86	(16,813)	101
Goodwill and other intangible assets	—	—	1,605	3,646	—	5,251
Deferred loan costs	22	268	—	—	—	290
Other	450	—	21	170	—	641

	$17,929	$268	$12,059	$13,455	$(16,813)	$26,898

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$899	$698	$—	$1,597
Accrued salaries	—	—	568	397	—	965
Other accrued expenses	15	367	449	754	—	1,585
Long-term debt due within one year	—	1,347	28	32	—	1,407

	15	1,714	1,944	1,881	—	5,554

Long-term debt	1,525	23,454	110	556	—	25,645
Intercompany balances	24,109	(12,833)	(15,157)	3,881	—	—
Professional liability risks	—	—	—	993	—	993
Income taxes and other liabilities	538	415	556	211	—	1,720

	26,187	12,750	(12,547)	7,522	—	33,912

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,258)	(12,482)	24,508	4,787	(16,813)	(8,258)
Noncontrolling interests	—	—	98	1,146	—	1,244

	(8,258)	(12,482)	24,606	5,933	(16,813)	(7,014)

	$17,929	$268	$12,059	$13,455	$(16,813)	$26,898

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,588	$(1,508)	$2,428	$1,166	$(1,668)	$2,006
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	57	(28)	(1,927)	(1,765)	—	(3,663)
Provision for doubtful accounts	—	—	2,144	1,626	—	3,770
Depreciation and amortization	—	—	821	858	—	1,679
Income taxes	96	—	—	—	—	96
Losses (gains) on sales of facilities	—	—	3	(18)	—	(15)
Legal claim costs	—	175	—	—	—	175
Amortization of deferred loan costs	2	60	—	—	—	62
Share-based compensation	56	—	—	—	—	56
Equity in earnings of affiliates	(1,668)	—	—	—	1,668	—
Other	—	14	(1)	(4)	—	9

Net cash provided by (used in) operating activities	131	(1,287)	3,468	1,863	—	4,175

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,039)	(823)	—	(1,862)
Acquisition of hospitals and health care entities	—	—	(110)	(148)	—	(258)
Disposal of hospitals and health care entities	—	—	2	28	—	30
Change in investments	—	—	(11)	27	—	16
Other	—	—	(2)	13	—	11

Net cash used in investing activities	—	—	(1,160)	(903)	—	(2,063)

Cash flows from financing activities:
Issuances of long-term debt	1,000	3,850	—	—	—	4,850
Net change in revolving bank credit facilities	—	(685)	—	—	—	(685)
Repayment of long-term debt	—	(2,309)	(20)	(112)	—	(2,441)
Distributions to noncontrolling interests	—	—	(60)	(341)	—	(401)
Payment of debt issuance costs	(12)	(50)	—	—	—	(62)
Distributions to stockholders	(3,148)	—	—	—	—	(3,148)
Income tax benefits	174	—	—	—	—	174
Changes in intercompany balances with affiliates, net	1,938	481	(1,960)	(459)	—	—
Other	(61)	—	—	(6)	—	(67)

Net cash (used in) provided by financing activities	(109)	1,287	(2,040)	(918)	—	(1,780)

Change in cash and cash equivalents	22	—	268	42	—	332
Cash and cash equivalents at beginning of period	—	—	115	258	—	373

Cash and cash equivalents at end of period	$22	$—	$383	$300	$—	$705

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,453	$(1,988)	$2,430	$2,478	$(2,531)	$2,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	6	71	(1,755)	(1,275)	—	(2,953)
Provision for doubtful accounts	—	—	1,644	1,180	—	2,824
Depreciation and amortization	—	—	777	688	—	1,465
Income taxes	912	—	—	—	—	912
Gains on sales of facilities	—	—	(127)	(15)	—	(142)
Gain on acquisition of controlling interest in equity investment	—	—	—	(1,522)	—	(1,522)
Losses on retirement of debt	—	481	—	—	—	481
Amortization of deferred loan costs	—	70	—	—	—	70
Share-based compensation	26	—	—	—	—	26
Pay-in-kind interest	—	(78)	—	—	—	(78)
Equity in earnings of affiliates	(2,531)	—	—	—	2,531	—
Other	—	9	—	(1)	—	8

Net cash provided by (used in) operating activities	866	(1,435)	2,969	1,533	—	3,933

Cash flows from investing activities:
Purchase of property and equipment	—	—	(910)	(769)	—	(1,679)
Acquisition of hospitals and health care entities	—	—	(142)	(1,540)	—	(1,682)
Disposal of hospitals and health care entities	—	—	200	81	—	281
Change in investments	—	—	34	46	—	80
Other	—	—	—	5	—	5

Net cash used in investing activities	—	—	(818)	(2,177)	—	(2,995)

Cash flows from financing activities:
Issuances of long-term debt	—	5,500	—	—	—	5,500
Net change in revolving bank credit facilities	—	(449)	—	—	—	(449)
Repayment of long-term debt	—	(6,577)	(17)	(46)	—	(6,640)
Distributions to noncontrolling interests	—	—	(77)	(301)	—	(378)
Payment of debt issuance costs	—	(92)	—	—	—	(92)
Issuance of common stock	2,506	—	—	—	—	2,506
Repurchase of common stock	(1,503)	—	—	—	—	(1,503)
Distributions to stockholders	(31)	—	—	—	—	(31)
Income tax benefits	63	—	—	—	—	63
Changes in intercompany balances with affiliates, net	(1,918)	3,053	(2,098)	963	—	—
Other	11	—	—	37	—	48

Net cash provided by (used in) financing activities	(872)	1,435	(2,192)	653	—	(976)

Change in cash and cash equivalents	(6)	—	(41)	9	—	(38)
Cash and cash equivalents at beginning of period	6	—	156	249	—	411

Cash and cash equivalents at end of period	$—	$—	$115	$258	$—	$373

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,229	$(1,750)	$2,424	$907	$(1,237)	$1,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	12	13	(1,759)	(1,113)	—	(2,847)
Provision for doubtful accounts	—	—	1,632	1,016	—	2,648
Depreciation and amortization	—	—	782	639	—	1,421
Income taxes	27	—	—	—	—	27
Gains on sales of facilities	—	—	—	(4)	—	(4)
Impairments of long-lived assets	—	—	58	65	—	123
Amortization of deferred loan costs	—	81	—	—	—	81
Share-based compensation	32	—	—	—	—	32
Equity in earnings of affiliates	(1,237)	—	—	—	1,237	—
Other	—	31	—	—	—	31

Net cash provided by (used in) operating activities	63	(1,625)	3,137	1,510	—	3,085

Cash flows from investing activities:
Purchase of property and equipment	—	—	(602)	(723)	—	(1,325)
Acquisition of hospitals and health care entities	—	—	(21)	(212)	—	(233)
Disposal of hospitals and health care entities	—	—	29	8	—	37
Change in investments	—	—	1	471	—	472
Other	—	—	(3)	13	—	10

Net cash used in investing activities	—	—	(596)	(443)	—	(1,039)

Cash flows from financing activities:
Issuances of long-term debt	1,525	1,387	—	—	—	2,912
Net change in revolving bank credit facilities	—	1,889	—	—	—	1,889
Repayment of long-term debt	—	(2,164)	(32)	(72)	—	(2,268)
Distributions to noncontrolling interests	—	—	(61)	(281)	—	(342)
Contributions from noncontrolling interests	—	—	—	57	—	57
Payment of debt issuance costs	(23)	(27)	—	—	—	(50)
Distributions to stockholders	(4,257)	—	—	—	—	(4,257)
Income tax benefits	114	—	—	—	—	114
Changes in intercompany balances with affiliates, net	2,590	556	(2,387)	(759)	—	—
Other	(6)	(16)	—	20	—	(2)

Net cash provided by (used in) financing activities	(57)	1,625	(2,480)	(1,035)	—	(1,947)

Change in cash and cash equivalents	6	—	61	32	—	99
Cash and cash equivalents at beginning of period	—	—	95	217	—	312

Cash and cash equivalents at end of period	$6	$—	$156	$249	$—	$411

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reconciliations of the HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit presentation to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit presentation for the years ended December 31, 2012, 2011 and 2010 are as follows (dollars in millions):

	2012	2011	2010
Presentation in HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit:
Share-based benefit plans	$169	$35	$43
Reclassification of certain equity securities with contingent redemption rights	—	141	—
Other	(17)	36	120

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Holdings, Inc., net of contributions to HCA Holdings, Inc.	$152	$212	$163

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the table above, the separate consolidated financial statements of Healthtrust are not presented.

HCA HOLDINGS, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

(Dollars in millions)

	2012
	First		Second		Third		Fourth
Revenues	$8,405		$8,112		$8,062		$8,434
Net income	$639	(a)	$485	(b)	$455	(c)	$427	(d)
Net income attributable to HCA Holdings, Inc.	$540	(a)	$391	(b)	$360	(c)	$314	(d)
Basic earnings per share	$1.23		$0.89		$0.82		$0.71
Diluted earnings per share	$1.18		$0.85		$0.78		$0.68

	2011
	First		Second		Third		Fourth
Revenues	$7,406		$7,249		$7,258		$7,769
Net income	$334	(e)	$320	(f)	$146	(g)	$2,042	(h)
Net income attributable to HCA Holdings, Inc.	$240	(e)	$229	(f)	$61	(g)	$1,935	(h)
Basic earnings per share	$0.54		$0.44		$0.12		$4.43
Diluted earnings per share	$0.52		$0.43		$0.11		$4.25

(a)	First quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(b)	Second quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(c)	Third quarter results include $5 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(d)

Fourth quarter results include $6 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $110 million of legal claim costs (See NOTE 11 of the notes to consolidated financial statements).

(e)

First quarter results include $2 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $149 million of costs related to the termination of management agreement (See NOTE 1 of the notes to consolidated financial statements).

(f)

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

(h)

Fourth quarter results include $84 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $1.424 billion of gain on acquisition of controlling interest in equity investment (See NOTE 3 of the notes to consolidated financial statements).