Form 10-Q
period 2013-03-31
HCA Holdings, Inc.
filed 2013-05-07
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2013
Voting common stock, $.01 par value	446,077,900 shares

HCA HOLDINGS, INC.

Form 10-Q

March 31, 2013

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

Unaudited

(Dollars in millions, except per share amounts)

	2013	2012
Revenues before provision for doubtful accounts	$9,194	$9,199
Provision for doubtful accounts	754	794

Revenues	8,440	8,405

Salaries and benefits	3,917	3,736
Supplies	1,479	1,419
Other operating expenses	1,523	1,493
Electronic health record incentive income	(39)	(55)
Equity in earnings of affiliates	(8)	(11)
Depreciation and amortization	424	417
Interest expense	472	442
Losses on sales of facilities	16	1
Loss on retirement of debt	17	—

	7,801	7,442

Income before income taxes	639	963
Provision for income taxes	201	324

Net income	438	639
Net income attributable to noncontrolling interests	94	99

Net income attributable to HCA Holdings, Inc.	$344	$540

Per share data:
Basic earnings per share	$0.77	$1.23
Diluted earnings per share	$0.74	$1.18
Cash dividends declared per share	$—	$2.00
Shares used in earnings per share calculations (in thousands):
Basic	444,401	437,936
Diluted	462,368	458,312

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

Unaudited

(Dollars in millions)

	2013	2012
Net income	$438	$639
Other comprehensive income (loss) before taxes:
Foreign currency translation	(60)	29

Unrealized gains on available-for-sale securities	1	5

Defined benefit plans	—	—
Less: pension costs included in salaries and benefits	7	7

	7	7

Change in fair value of derivative financial instruments	(7)	(25)
Less: interest costs included in interest expense	32	29

	25	4

Other comprehensive income (loss) before taxes	(27)	45
Income taxes (benefits) related to other comprehensive income items	(9)	16

Other comprehensive income (loss)	(18)	29

Comprehensive income	420	668
Comprehensive income attributable to noncontrolling interests	94	99

Comprehensive income attributable to HCA Holdings, Inc.	$326	$569

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$594	$705
Accounts receivable, less allowance for doubtful accounts of $4,796 and $4,846	4,877	4,672
Inventories	1,104	1,086
Deferred income taxes	385	385
Other	827	915

	7,787	7,763

Property and equipment, at cost	29,764	29,527
Accumulated depreciation	(16,620)	(16,342)

	13,144	13,185

Investments of insurance subsidiaries	423	515
Investments in and advances to affiliates	107	104
Goodwill and other intangible assets	5,541	5,539
Deferred loan costs	274	290
Other	606	679

	$27,882	$28,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,691	$1,768
Accrued salaries	969	1,120
Other accrued expenses	1,893	1,849
Long-term debt due within one year	1,438	1,435

	5,991	6,172

Long-term debt	27,170	27,495
Professional liability risks	970	973
Income taxes and other liabilities	1,763	1,776
Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 445,856,200 shares in 2013 and 443,200,200 shares in 2012	4	4
Capital in excess of par value	1,764	1,753
Accumulated other comprehensive loss	(475)	(457)
Retained deficit	(10,616)	(10,960)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(9,323)	(9,660)
Noncontrolling interests	1,311	1,319

	(8,012)	(8,341)

	$27,882	$28,075

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

Unaudited

(Dollars in millions)

	2013	2012
Cash flows from operating activities:
Net income	$438	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,294)	(1,384)
Provision for doubtful accounts	754	794
Depreciation and amortization	424	417
Income taxes	350	300
Losses on sales of facilities	16	1
Loss on retirement of debt	17	—
Amortization of deferred loan costs	13	14
Share-based compensation	23	9
Other	(1)	7

Net cash provided by operating activities	740	797

Cash flows from investing activities:
Purchase of property and equipment	(404)	(335)
Acquisition of hospitals and health care entities	(22)	(112)
Disposition of hospitals and health care entities	1	1
Change in investments	51	6
Other	1	3

Net cash used in investing activities	(373)	(437)

Cash flows from financing activities:
Issuance of long-term debt	—	1,350
Net change in revolving credit facilities	390	(470)
Repayment of long-term debt	(741)	(93)
Distributions to noncontrolling interests	(102)	(93)
Payment of debt issuance costs	—	(16)
Distributions to stockholders	(10)	(982)
Income tax benefits	36	49
Other	(51)	(7)

Net cash used in financing activities	(478)	(262)

Change in cash and cash equivalents	(111)	98
Cash and cash equivalents at beginning of period	705	373

Cash and cash equivalents at end of period	$594	$471

Interest payments	$533	$517
Income tax refunds, net	$(185)	$(25)

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

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock. Upon the completion of a secondary offering in February 2013, we no longer qualify as a “controlled company” under the applicable New York Stock Exchange (“NYSE”) listing standards and will be required to appoint a board of directors comprised of a majority of independent members within one year of such date. Our common stock is traded on the NYSE (symbol “HCA”).

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2013, these affiliates owned and operated 162 hospitals, 113 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $66 million and $53 million for the quarters ended March 31, 2013 and 2012, respectively. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

(under Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and the uninsured for the quarters ended March 31, 2013 and 2012 are summarized in the following table (dollars in millions):

	2013	Ratio	2012	Ratio
Medicare	$2,138	25.3%	$2,313	27.5%
Managed Medicare	843	10.0	750	8.9
Medicaid	332	3.9	430	5.1
Managed Medicaid	401	4.8	342	4.1
Managed care and other insurers	4,486	53.2	4,445	52.9
International (managed care and other insurers)	290	3.4	260	3.1

	8,490	100.6	8,540	101.6
Uninsured	399	4.7	442	5.3
Other	305	3.6	217	2.6

Revenues before provision for doubtful accounts	9,194	108.9	9,199	109.5
Provision for doubtful accounts	(754)	(8.9)	(794)	(9.5)

Revenues	$8,440	100.0%	$8,405	100.0%

The growth rate in revenues for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 was reduced due to Medicare revenues for the quarter ended March 31, 2012 being impacted by two adjustments: the Rural Floor Provision Settlement which increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income ratios which reduced revenues by approximately $83 million. The net effect of these Medicare adjustments was an increase to revenues of $188 million. The net effect of these adjustments (and related expenses) added $170 million to income before income taxes, or $0.22 per diluted share, for the quarter ended March 31, 2012.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarters ended March 31, 2013 and 2012, we paid $22 million and $54 million, respectively, to acquire nonhospital health care entities. During the quarter ended March 31, 2012, we paid $58 million, assumed liabilities of $34 million and recorded goodwill of $66 million related to the acquisition of a hospital facility in the American Group. During the quarter ended March 31, 2012, we recorded final adjustments to the purchase price allocation related to our 2011 acquisition of our partner’s interest in the HCA-HealthONE LLC joint venture. These adjustments resulted in a $30 million increase to noncontrolling interests, a $26 million reduction to property and equipment and a $56 million increase to goodwill.

During the quarter ended March 31, 2013, we recognized net pretax losses of $16 million related to the sale of a hospital facility and other real estate investments. During the quarter ended March 31, 2012, we recognized a net pretax loss of $1 million related to sales of real estate investments.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES

During the quarter ended March 31, 2013, we finalized settlements with the IRS resolving all outstanding issues for HCA Inc.’s 2007, 2008 and 2009 tax years. We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2010 and 2011 federal income tax returns in 2013.

Our liability for unrecognized tax benefits was $416 million, including accrued interest of $14 million, as of March 31, 2013 ($426 million and $14 million, respectively, as of December 31, 2012). Unrecognized tax benefits of $127 million ($125 million as of December 31, 2012) would affect the effective rate, if recognized. The provision for income taxes reflects $18 million and $3 million ($11 million and $2 million, respectively, net of tax) of reductions in interest expense related to taxing authority examinations for the quarters ended March 31, 2013 and 2012, respectively.

Depending on the completion of examinations by federal, state or international taxing authorities, the resolution of any tax disputes, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible our liability for unrecognized tax benefits may significantly increase or decline within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, stock appreciation rights and restricted share units, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2013 and 2012 (dollars in millions, except per share amounts, and shares in thousands):

	2013	2012
Net income attributable to HCA Holdings, Inc.	$344	$540

Weighted average common shares outstanding	444,401	437,936
Effect of dilutive incremental shares	17,967	20,376

Shares used for diluted earnings per share	462,368	458,312

Earnings per share:
Basic earnings per share	$0.77	$1.23
Diluted earnings per share	$0.74	$1.18

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2013 and December 31, 2012 follows (dollars in millions):

	March 31, 2013
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$391	$22	$(1)	$412
Auction rate securities	74	—	(4)	70
Asset-backed securities	12	—	—	12
Money market funds	51	—	—	51

	528	22	(5)	545
Equity securities	2	1	—	3

	$530	$23	$(5)	548

Amounts classified as current assets				(125)

Investment carrying value				$423

	December 31, 2012
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$395	$23	$—	$418
Auction rate securities	74	—	(6)	68
Asset-backed securities	14	—	—	14
Money market funds	67	—	—	67

	550	23	(6)	567
Equity securities	2	1	—	3

	$552	$24	$(6)	570

Amounts classified as current assets				(55)

Investment carrying value				$515

At March 31, 2013 and December 31, 2012, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At both March 31, 2013 and December 31, 2012, $9 million of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts. Amounts classified as current assets at March 31, 2013 include a $59 million distribution receivable by the Company from an insurance subsidiary.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at March 31, 2013 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$56	$56
Due after one year through five years	180	188
Due after five years through ten years	113	120
Due after ten years	93	99

	442	463
Auction rate securities	74	70
Asset-backed securities	12	12

	$528	$545

The average expected maturity of the investments in debt securities at March 31, 2013 was 4.5 years, compared to the average scheduled maturity of 8.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At March 31, 2013, the average expected maturities for our auction rate and asset-backed securities were 5.8 years and 3.7 years, respectively, compared to average scheduled maturities of 23.9 years and 23.7 years, respectively.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2013 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(8)
Pay-fixed interest rate swaps	3,000	December 2016	(326)
Pay-fixed interest rate swaps	1,000	December 2017	(69)

During the next 12 months, we estimate $125 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies, other than the functional currencies of the parties executing the trade. In order to mitigate the currency exposure risks and better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we enter into cross currency swaps. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

Our cross currency swap is not designated as a hedge, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement at March 31, 2013 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States dollar currency swap	241 Euro	November 2013	$(22)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the quarter ended March 31, 2013 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$4	Interest expense	$32

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Operations on Derivatives	Amount of Loss Recognized in Operations on Derivatives
Cross currency swap	Other operating expenses	$9

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2013, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2013, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $452 million.

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

Our wholly-owned insurance subsidiaries had investments in tax-exempt auction rate securities (“ARS”), which are backed by student loans substantially guaranteed by the federal government, of $70 million ($74 million par value) at March 31, 2013. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiaries are expected to be met by other investments in their investment portfolios. During 2012, certain issuers and their broker/dealers redeemed or repurchased $65 million of our ARS at par value. There were no redemptions or repurchases during the quarter ended March 31, 2013. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at March 31, 2013 and December 31, 2012, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$412	$—	$412	$—
Auction rate securities	70	—	—	70
Asset-backed securities	12	—	12	—
Money market funds	51	51	—	—

	545	51	424	70
Equity securities	3	2	—	1

Investments of insurance subsidiaries	548	53	424	71
Less amounts classified as current assets	(125)	(51)	(74)	—

	$423	$2	$350	$71

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$22	$—	$22	$—
Interest rate swaps (Income taxes and other liabilities)	403	—	403	—

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the quarter ended March 31, 2013 (dollars in millions):

Asset balances at December 31, 2012	$70
Unrealized gains included in other comprehensive income	1

Asset balances at March 31, 2013	$71

The estimated fair value of our long-term debt was $30.572 billion and $30.781 billion at March 31, 2013 and December 31, 2012, respectively, compared to carrying amounts aggregating $28.608 billion and $28.930 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2013 and December 31, 2012, including related interest rates at March 31, 2013, follows (dollars in millions):

	March 31, 2013	December 31, 2012
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$1,860	$1,470
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.6%)	5,941	5,958
Senior secured first lien notes (effective interest rate of 7.1%)	9,689	9,688
Other senior secured debt (effective interest rate of 7.0%)	424	423

First lien debt	17,914	17,539
Senior secured second lien notes	—	197
Senior unsecured notes (effective interest rate of 7.2%)	10,694	11,194

Total debt (average life of 6.9 years, rates averaging 6.5%)	28,608	28,930
Less amounts due within one year	1,438	1,435

	$27,170	$27,495

2013 Activity

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Government Investigations, Claims and Litigation (continued)

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

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court heard argument on the motion in April 2013. A decision on the motion is anticipated mid-to-late 2013.

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation (continued)

officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions have been consolidated in the Middle District of Tennessee and the parties have agreed that those cases shall be stayed pending developments in the shareholder class actions. The state derivative action has also been stayed pending developments in the shareholder class actions.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. Should the accounting fail to satisfy the Court concerning HCA’s compliance with its capital and charity care commitments, the amount of the judgment award could substantially increase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are about $12 million. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling; however, the Company plans to appeal the ruling.

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	ParValue
Balances at December 31, 2012	443,200	$4	$1,753	$(457)	$(10,960)	$1,319	$(8,341)
Net income	—	—	—	—	344	94	438
Other comprehensive loss	—	—	—	(18)	—	—	(18)
Distributions	—	—	—	—	—	(102)	(102)
Share-based benefit plans	2,656	—	15	—	—	—	15
Other	—	—	(4)	—	—	—	(4)

Balances at March 31, 2013	445,856	$4	$1,764	$(475)	$(10,616)	$1,311	$(8,012)

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2012	$11	$(1)	$(196)	$(271)	$(457)
Unrealized gains on available-for-sale securities, net of income taxes	1	—	—	—	1
Foreign currency translation adjustments, net of $21 income tax benefit	—	(39)	—	—	(39)
Defined benefit plans	—	—	—	—	—
Change in fair value of derivative instruments, net of $3 income tax benefit	—	—	—	(4)	(4)
Expense reclassified into operations from other comprehensive income, net of $3 and $12, respectively, income tax benefits	—	—	4	20	24

Balances at March 31, 2013	$12	$(40)	$(192)	$(255)	$(475)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Effective January 1, 2013, we reorganized our operational groups into two geographically organized groups: the National and American Groups. The National Group includes 77 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 79 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses on sales of facilities, loss on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2013 and 2012 are summarized in the following table (dollars in millions):

	2013	2012
Revenues:
National Group	$3,981	$3,992
American Group	4,034	4,085
Corporate and other	425	328

	$8,440	$8,405

Equity in earnings of affiliates:
National Group	$(2)	$(4)
American Group	(6)	(7)
Corporate and other	—	—

	$(8)	$(11)

Adjusted segment EBITDA:
National Group	$804	$921
American Group	828	973
Corporate and other	(64)	(71)

	$1,568	$1,823

Depreciation and amortization:
National Group	$174	$173
American Group	202	203
Corporate and other	48	41

	$424	$417

Adjusted segment EBITDA	$1,568	$1,823
Depreciation and amortization	424	417
Interest expense	472	442
Losses on sales of facilities	16	1
Loss on retirement of debt	17	—

Income before income taxes	$639	$963

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure. HCA Holdings, Inc. became the parent company, and HCA Inc. became HCA Holdings, Inc.’s wholly-owned direct subsidiary. On November 23, 2010, HCA Holdings, Inc. issued $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021. On December 6, 2012, HCA Holdings, Inc. issued $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

Our summarized condensed consolidating comprehensive income statements for the quarters ended March 31, 2013 and 2012, condensed consolidating balance sheets at March 31, 2013 and December 31, 2012 and condensed consolidating statements of cash flows for the quarter ended March 31, 2013 and 2012, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,872	$4,322	$—	$9,194
Provision for doubtful accounts	—	—	443	311	—	754

Revenues	—	—	4,429	4,011	—	8,440

Salaries and benefits	—	—	2,127	1,790	—	3,917
Supplies	—	—	791	688	—	1,479
Other operating expenses	1	—	732	790	—	1,523
Electronic health record incentive income	—	—	(29)	(10)	—	(39)
Equity in earnings of affiliates	(356)	—	(1)	(7)	356	(8)
Depreciation and amortization	—	—	209	215	—	424
Interest expense	46	558	(106)	(26)	—	472
Losses on sales of facilities	—	—	16	—	—	16
Loss on retirement of debt	—	17	—	—	—	17
Management fees	—	—	(183)	183	—	—

	(309)	575	3,556	3,623	356	7,801

Income (loss) before income taxes	309	(575)	873	388	(356)	639
Provision (benefit) for income taxes	(17)	(212)	317	113	—	201

Net income (loss)	326	(363)	556	275	(356)	438
Net income attributable to noncontrolling interests	—	—	13	81	—	94

Net income (loss) attributable to HCA Holdings, Inc.	$326	$(363)	$543	$194	$(356)	$344

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$326	$(347)	$547	$156	$(356)	$326

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$272	$321	$—	$594
Accounts receivable, net	—	—	2,503	2,374	—	4,877
Inventories	—	—	647	457	—	1,104
Deferred income taxes	385	—	—	—	—	385
Other	—	—	317	510	—	827

	386	—	3,739	3,662	—	7,787

Property and equipment, net	—	—	7,444	5,700	—	13,144
Investments of insurance subsidiaries	—	—	—	423	—	423
Investments in and advances to affiliates	18,837	—	16	91	(18,837)	107
Goodwill and other intangible assets	—	—	1,697	3,844	—	5,541
Deferred loan costs	32	242	—	—	—	274
Other	396	—	25	185	—	606

	$19,651	$242	$12,921	$13,905	$(18,837)	$27,882

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$—	$1,126	$564	$—	$1,691
Accrued salaries	—	—	569	400	—	969
Other accrued expenses	247	454	400	792	—	1,893
Long-term debt due within one year	—	1,363	40	35	—	1,438

	248	1,817	2,135	1,791	—	5,991

Long-term debt	2,525	23,988	173	484	—	27,170
Intercompany balances	25,750	(11,633)	(17,525)	3,408	—	—
Professional liability risks	—	—	—	970	—	970
Income taxes and other liabilities	451	425	652	235	—	1,763

	28,974	14,597	(14,565)	6,888	—	35,894
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(9,323)	(14,355)	27,394	5,798	(18,837)	(9,323)
Noncontrolling interests	—	—	92	1,219	—	1,311

	(9,323)	(14,355)	27,486	7,017	(18,837)	(8,012)

	$19,651	$242	$12,921	$13,905	$(18,837)	$27,882

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$326	$(363)	$556	$275	$(356)	$438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	49	(113)	(671)	(559)	—	(1,294)
Provision for doubtful accounts	—	—	443	311	—	754
Depreciation and amortization	—	—	209	215	—	424
Income taxes	350	—	—	—	—	350
Losses on sales of facilities	—	—	16	—	—	16
Loss on retirement of debt	—	17	—	—	—	17
Amortization of deferred loan costs	1	12	—	—	—	13
Share-based compensation	23	—	—	—	—	23
Equity in earnings of affiliates	(356)	—	—	—	356	—
Other	—	2	1	(4)	—	(1)

Net cash provided by (used in) operating activities	393	(445)	554	238	—	740

Cash flows from investing activities:
Purchase of property and equipment	—	—	(241)	(163)	—	(404)
Acquisition of hospitals and health care entities	—	—	—	(22)	—	(22)
Disposition of hospitals and health care entities	—	—	1	—	—	1
Change in investments	—	—	5	46	—	51
Other	—	—	—	1	—	1

Net cash used in investing activities	—	—	(235)	(138)	—	(373)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	390	—	—	—	390
Repayment of long-term debt	—	(718)	(11)	(12)	—	(741)
Distributions to noncontrolling interests	—	—	(21)	(81)	—	(102)
Distributions to stockholders	(10)	—	—	—	—	(10)
Changes in intercompany balances with affiliates, net	(393)	773	(398)	18	—	—
Income tax benefits	36	—	—	—	—	36
Other	(47)	—	—	(4)	—	(51)

Net cash (used in) provided by financing activities	(414)	445	(430)	(79)	—	(478)

Change in cash and cash equivalents	(21)	—	(111)	21	—	(111)
Cash and cash equivalents at beginning of period	22	—	383	300	—	705

Cash and cash equivalents at end of period	$1	$—	$272	$321	$—	$594

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2012

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated electronic health record (“EHR”) incentive income and related EHR operating expenses, expected capital expenditures, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the enactment and implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the enactment and implementation of the Budget Control Act of 2011 (the “BCA”) and the outcome of negotiations and legislation related to BCA-mandated spending reductions, which include cuts to Medicare payments, (4) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit (“UPL”) programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (20) our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, and (21) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

First Quarter 2013 Operations Summary

Revenues increased to $8.440 billion in the first quarter of 2013 from $8.405 billion in the first quarter of 2012. Net income attributable to HCA Holdings, Inc. totaled $344 million, or $0.74 per diluted share, for the quarter ended March 31, 2013, compared to $540 million, or $1.18 per diluted share, for the quarter ended March 31, 2012. First quarter 2013 results include net losses on sales of facilities of $16 million, or $0.02 per diluted share, and a loss on retirement of debt of $17 million, or $0.03 per diluted share. First quarter 2012 results include two Medicare revenue adjustments (and related expenses) that added $170 million to income before income taxes, or $0.22 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 462.4 million shares for the quarter ended March 31, 2013 and 458.3 million shares for the quarter ended March 31, 2012.

Revenues increased 0.4% on a consolidated basis and increased 0.1% on a same facility basis for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012. The increase in consolidated revenues can be attributed primarily to the net impact of a 0.9% increase in revenue per equivalent admission and a 0.4% decline in equivalent admissions. The same facility revenues increase resulted primarily from the net impact of a 0.8% increase in same facility revenue per equivalent admission and a 0.7% decline in same facility equivalent admissions.

During the quarter ended March 31, 2013, consolidated admissions and same facility admissions increased 0.2% and 0.1%, respectively, compared to the quarter ended March 31, 2012. Inpatient surgeries declined 2.8% on a consolidated basis and 2.6% on a same facility basis during the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012. Outpatient surgeries declined 2.9% on a consolidated basis and 4.3% on a same facility basis during the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012. Emergency department visits increased 3.6% on a consolidated basis and 3.8% on a same facility basis during the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012. Quarterly patient volume statistic comparisons were negatively impacted due to the additional day (leap day) in the quarter ended March 31, 2012.

For the quarter ended March 31, 2013, the provision for doubtful accounts declined $40 million, compared to the quarter ended March 31, 2012. The self-pay revenue deductions for charity care and uninsured discounts increased $107 million and $311 million, respectively, during the first quarter of 2013, compared to the first quarter of 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

First Quarter 2013 Operations Summary (continued)

30.0% for the first quarter of 2013, compared to 27.8% for the first quarter of 2012. Same facility uninsured admissions increased 5.4% and same facility uninsured emergency room visits increased 3.5% for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.

Interest expense increased $30 million to $472 million for the quarter ended March 31, 2013 from $442 million for the quarter ended March 31, 2012. The increase in interest expense was due to increases in both the average debt balance and average interest rate.

Cash flows from operating activities declined $57 million from $797 million for the first quarter of 2012 to $740 million for the first quarter of 2013. The decline is primarily related to the net impact of the decline in net income of $168 million, excluding the losses on sales of facilities of $16 million and loss on retirement of debt of $17 million, being partially offset by a positive impact from changes in working capital items of $50 million and a reduction of $50 million in income taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 0.4% from $8.405 billion in the first quarter of 2012 to $8.440 billion in the first quarter of 2013. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters ended March 31, 2013 and 2012 are summarized in the following tables (dollars in millions):

	2013	Ratio	2012	Ratio
Medicare	$2,138	25.3%	$2,313	27.5%
Managed Medicare	843	10.0	750	8.9
Medicaid	332	3.9	430	5.1
Managed Medicaid	401	4.8	342	4.1
Managed care and other insurers	4,486	53.2	4,445	52.9
International (managed care and other insurers)	290	3.4	260	3.1

	8,490	100.6	8,540	101.6
Uninsured	399	4.7	442	5.3
Other	305	3.6	217	2.6

Revenues before provision for doubtful accounts	9,194	108.9	9,199	109.5
Provision for doubtful accounts	(754)	(8.9)	(794)	(9.5)

Revenues	$8,440	100.0%	$8,405	100.0%

The growth rate in revenues for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 was reduced due to Medicare revenues for the quarter ended March 31, 2012 being impacted by two adjustments to Medicare revenues (the Rural Floor Provision Settlement which increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income ratios which reduced revenues by approximately $83 million). The net effect of these Medicare adjustments was an increase of $188 million to revenues. The net effect of these adjustments (and related expenses) added $170 million to income before income taxes, or $0.22 per diluted share, for the quarter ended March 31, 2012.

Consolidated and same facility revenue per equivalent admission increased 0.9% and 0.8%, respectively, in the first quarter of 2013, compared to the first quarter of 2012. Consolidated and same facility equivalent admissions declined 0.4% and 0.7%, respectively, in the first quarter of 2013, compared to the first quarter of 2012. Consolidated and same facility admissions increased 0.2% and 0.1%, respectively, in the first quarter of 2013, compared to the first quarter of 2012. Consolidated and same facility outpatient surgeries declined 2.9% and 4.3%, respectively, in the first quarter of 2013, compared to the first quarter of 2012. Consolidated and same facility inpatient surgeries declined 2.8% and 2.6%, respectively, in the first quarter of 2013, compared to the first quarter of 2012. Consolidated and same facility emergency department visits increased 3.6% and 3.8%, respectively, in the first quarter of 2013, compared to the first quarter of 2012.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. At March 31, 2013, our allowance for doubtful accounts represented approximately 93% of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

$5.179 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters ended March 31, 2013 and 2012 follows (dollars in millions):

	2013	Ratio	2012	Ratio
Charity care	$905	25%	$798	25%
Uninsured discounts	1,950	54	1,639	51
Provision for doubtful accounts	754	21	794	24

Totals	$3,609	100%	$3,231	100%

Same facility uninsured admissions increased by 1,688 admissions, or 5.4%, in the first quarter of 2013, compared to the first quarter of 2012. Same facility uninsured admissions in 2012, compared to 2011, increased 11.0% in the fourth quarter of 2012, increased 7.3% in the third quarter of 2012, increased 8.9% in the second quarter of 2012 and increased 11.6% in the first quarter of 2012.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2013 and 2012 are set forth in the following table.

	2013	2012
Medicare	33%	34%
Managed Medicare	14	12
Medicaid	8	9
Managed Medicaid	9	8
Managed care and other insurers	29	30
Uninsured	7	7

	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2013 and 2012 are set forth in the following table.

	2013	2012
Medicare	32%	34%
Managed Medicare	11	10
Medicaid	5	6
Managed Medicaid	5	4
Managed care and other insurers	46	44
Uninsured	1	2

	100%	100%

At March 31, 2013, we had 74 hospitals in the states of Texas and Florida. During the first quarter of 2013, 55% of our admissions and 46% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 61% of our uninsured admissions during the first quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $79 million and $128 million during the first quarters of 2013 and 2012, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to the Centers for Medicare and Medicaid Services (“CMS”) to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. In 2011, CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program, thus Texas is operating pursuant to a Waiver Program. However, we cannot predict whether the Texas private supplemental Medicaid reimbursement program will continue or guarantee that revenues recognized for the program will not decline. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

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

We recognized $39 million and $55 million of electronic health record incentive income, primarily related to Medicare, during the first quarters of 2013 and 2012, respectively. At March 31, 2013, we have $80 million of deferred EHR incentive income, which represents incentive payments received for which EHR incentive income has not been recognized.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of revenues. For the first quarters of 2013 and 2012, respectively, we incurred $26 million and $17 million of operating expenses to implement our certified EHR technology and meet meaningful use.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Electronic Health Record Incentive Payments (continued)

For 2013, we estimate EHR incentive income will be recognized in the range of $200 million to $225 million and that related EHR operating expenses will be in the range of $130 million to $150 million. Actual incentive payments and EHR operating expenses could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of our ability to continue to demonstrate meaningful use of EHR technology could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters ended March 31, 2013 and 2012 (dollars in millions):

	2013		2012
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$9,194		$9,199
Provision for doubtful accounts	754		794

Revenues	8,440	100.0	8,405	100.0

Salaries and benefits	3,917	46.4	3,736	44.5
Supplies	1,479	17.5	1,419	16.9
Other operating expenses	1,523	18.1	1,493	17.6
Electronic health record incentive income	(39)	(0.5)	(55)	(0.6)
Equity in earnings of affiliates	(8)	(0.1)	(11)	(0.1)
Depreciation and amortization	424	5.0	417	4.9
Interest expense	472	5.6	442	5.3
Losses on sales of facilities	16	0.2	1	—
Loss on retirement of debt	17	0.2	—	—

	7,801	92.4	7,442	88.5

Income before income taxes	639	7.6	963	11.5
Provision for income taxes	201	2.4	324	3.9

Net income	438	5.2	639	7.6
Net income attributable to noncontrolling interests	94	1.1	99	1.2

Net income attributable to HCA Holdings, Inc.	$344	4.1	$540	6.4

% changes from prior year:
Revenues	0.4%		13.5%
Income before income taxes	(33.6)		86.4
Net income attributable to HCA Holdings, Inc.	(36.3)		125.2
Admissions(a)	0.2		9.0
Equivalent admissions(b)	(0.4)		11.4
Revenue per equivalent admission	0.9		1.9
Same facility % changes from prior year(c):
Revenues	0.1		5.1
Admissions(a)	0.1		3.2
Equivalent admissions(b)	(0.7)		4.8
Revenue per equivalent admission	0.8		0.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended March 31, 2013 and 2012

Net income attributable to HCA Holdings, Inc. totaled $344 million, or $0.74 per diluted share, for the first quarter of 2013 compared to $540 million, or $1.18 per diluted share, for the first quarter of 2012. First quarter 2013 results include net losses on sales of facilities of $16 million, or $0.02 per diluted share, and a loss on retirement of debt of $17 million, or $0.03 per diluted share. First quarter 2012 results include two Medicare adjustments (and related expenses) that added $170 million to income before income taxes, or $0.22 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 462.4 million shares and 458.3 million shares for the quarters ended March 31, 2013 and 2012, respectively.

For the first quarter of 2013, consolidated and same facility admissions increased 0.2% and 0.1%, respectively, compared to the first quarter of 2012. Consolidated and same facility outpatient surgical volumes declined 2.9% and 4.3%, respectively, during the first quarter of 2013, compared to the first quarter of 2012. Consolidated and same facility inpatient surgeries declined 2.8% and 2.6%, respectively, in the first quarter of 2013, compared to the first quarter of 2012. Consolidated and same facility emergency department visits increased 3.6% and 3.8%, respectively, during the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.

Revenues before provision for doubtful accounts declined 0.1% for the first quarter of 2013 compared to the first quarter of 2012. Provision for doubtful accounts declined $40 million from $794 million in the first quarter of 2012 to $754 million in the first quarter of 2013. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $107 million and $311 million, respectively, during the first quarter of 2013, compared to the first quarter of 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.0% for the first quarter of 2013, compared to 27.8% for the first quarter of 2012. At March 31, 2013, our allowance for doubtful accounts represented approximately 93% of the $5.179 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 0.4% primarily due to the net impact of revenue per equivalent admission growth of 0.9% and a decline of 0.4% in equivalent admissions for the first quarter of 2013 compared to the first quarter of 2012. Same facility revenues increased 0.1% due to the net impact of a 0.8% increase in same facility revenue per equivalent admission and a 0.7% decline in same facility equivalent admissions for the first quarter of 2013 compared to the first quarter of 2012. The growth rate in revenues for the first quarter of 2013 compared to the first quarter of 2012 was reduced due to two adjustments (Rural Floor Provision Settlement and SSI ratios) related to Medicare revenues for prior periods. The net effect of the Medicare adjustments on 2012 revenues was an increase of $188 million.

Salaries and benefits, as a percentage of revenues, were 46.4% in the first quarter of 2013 and 44.5% in the first quarter of 2012. Salaries and benefits per equivalent admission increased 5.3% in the first quarter of 2013 compared to the first quarter of 2012. Same facility labor rate increases averaged 2.0% for the first quarter of 2013 compared to the first quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended March 31, 2013 and 2012 (continued)

Supplies, as a percentage of revenues, were 17.5% in the first quarter of 2013 and 16.9% in the first quarter of 2012. Supply cost per equivalent admission increased 4.7% in the first quarter of 2013 compared to the first quarter of 2012. Supply costs per equivalent admission increased 5.0% for medical devices, 1.1% for pharmacy supplies and 6.8% for general medical and surgical items in the first quarter of 2013 compared to the first quarter of 2012.

Other operating expenses, as a percentage of revenues, increased to 18.1% in the first quarter of 2013 from 17.6% in the first quarter of 2012. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $50 million and $80 million of indigent care costs in certain Texas markets during the first quarters of 2013 and 2012, respectively. Provisions for losses related to professional liability risks were $80 million and $94 million for the first quarters of 2013 and 2012, respectively.

We recognized $39 million and $55 million of electronic health record incentive income primarily related to Medicare during the first quarters of 2013 and 2012, respectively.

Equity in earnings of affiliates was $8 million and $11 million in the first quarters of 2013 and 2012, respectively.

Depreciation and amortization increased $7 million, from $417 million in the first quarter of 2012 to $424 million in the first quarter of 2013.

Interest expense increased from $442 million in the first quarter of 2012 to $472 million in the first quarter of 2013. The increase in interest expense was due to increases in both the average debt balance and average interest rate. Our average debt balance was $28.559 billion for the first quarter of 2013 compared to $27.537 billion for the first quarter of 2012. The average effective interest rate for our long term debt increased to 6.7% for the quarter ended March 31, 2013 from 6.5% for the quarter ended March 31, 2012.

During the first quarters of 2013 and 2012, we recorded net losses on sales of facilities of $16 million and $1 million, respectively.

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

The effective tax rates were 36.9% and 37.4% for the first quarters of 2013 and 2012, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended March 31, 2013 and 2012 (continued)

Net income attributable to noncontrolling interests declined from $99 million for the first quarter of 2012 to $94 million for the first quarter of 2013.

Liquidity and Capital Resources

Cash provided by operating activities totaled $740 million in the first quarter of 2013 compared to $797 million in the first quarter of 2012. The $57 million decline in cash provided by operating activities in the first quarter of 2013 compared to the first quarter of 2012 related primarily to the net impact of the decline in net income of $168 million, excluding the losses on sales of facilities of $16 million and loss on retirement of debt of $17 million, partially offset by a positive impact from changes in working capital items of $50 million and a reduction of $50 million in income taxes. The combined interest payments and net tax refunds in the first quarters of 2013 and 2012 were $348 million and $492 million, respectively. Working capital totaled $1.796 billion at March 31, 2013 and $1.591 billion at December 31, 2012.

Cash used in investing activities was $373 million in the first quarter of 2013 compared to $437 million in the first quarter of 2012. Excluding acquisitions, capital expenditures were $404 million in the first quarter of 2013 and $335 million in the first quarter of 2012. We expended $22 million to acquire nonhospital health care facilities during the first quarter of 2013. We expended $58 million for the acquisition of a hospital facility and expended $54 million to acquire nonhospital health care facilities during the first quarter of 2012. Capital expenditures are expected to approximate $2.0 billion in 2013. At March 31, 2013, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.97 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received net cash flows from our investments of $51 million and $6 million in the first quarters of 2013 and 2012, respectively.

Cash used in financing activities totaled $478 million during the first quarter of 2013 compared to $262 million during the first quarter of 2012. During the first quarter of 2013, net cash flows used in financing activities included net debt repayments of $351 million, distributions to noncontrolling interests of $102 million, distributions to stockholders of $10 million and receipts of $36 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first quarter of 2012, net cash flows used in financing activities included increases in net borrowings of $787 million, distributions to noncontrolling interests of $93 million, distributions to stockholders of $982 million, payments of debt issuance costs of $16 million and receipts of $49 million of income tax benefits for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $28.608 billion at March 31, 2013. Our interest expense was $472 million for the first quarter of 2013 and $442 million for the first quarter of 2012. The increase in interest expense was related to increases in both the average debt balance and average interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.575 billion and $2.695 billion available as of March 31, 2013 and April 30, 2013, respectively) and anticipated access to public and private debt markets.

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $548 million and $570 million at March 31, 2013 and December 31, 2012, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $320 million and $352 million at March 31, 2013 and December 31, 2012, respectively. Our facilities are insured by a wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $947 million and $896 million at March 31, 2013 and December 31, 2012, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $312 million. We estimate that approximately $246 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $545 million and $3 million, respectively, at March 31, 2013. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2013, we had a net unrealized gain of $18 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our wholly-owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At March 31, 2013, our wholly-owned insurance subsidiaries had invested $70 million ($74 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. We may be required to recognize other-than-temporary impairments on our investment securities in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $3.303 billion of long-term debt at March 31, 2013 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.305 billion at March 31, 2013 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt increased from 6.5% for the quarter ended March 31, 2012 to 6.7% for the quarter ended March 31, 2013.

The estimated fair value of our total long-term debt was $30.572 billion at March 31, 2013. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $33 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the European term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to debt service obligations under the European term loan, we have entered into a cross currency swap agreement. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period. Our credit risk related to this agreement is considered low because the swap agreement is with a creditworthy financial institution.

IRS Examinations

We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2010 and 2011 federal income tax returns in 2013.

Management believes HCA Holdings, Inc. and its affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data

	2013	2012
Number of hospitals in operation at:
March 31	162	164
June 30		163
September 30		162
December 31		162
Number of freestanding outpatient surgical centers in operation at:
March 31	113	109
June 30		110
September 30		112
December 31		112
Licensed hospital beds at(a):
March 31	41,891	41,815
June 30		41,817
September 30		41,884
December 31		41,804
Weighted average licensed beds(b):
Quarter:
First	41,867	41,740
Second		41,789
Third		41,873
Fourth		41,777
Year		41,795
Average daily census(c):
Quarter:
First	24,147	23,284
Second		22,113
Third		22,122
Fourth		22,567
Year		22,521
Admissions(d):
Quarter:
First	444,200	443,300
Second		428,200
Third		430,500
Fourth		438,700
Year		1,740,700
Equivalent admissions(e):
Quarter:
First	708,000	711,100
Second		700,800
Third		705,200
Fourth		715,000
Year		2,832,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data—(continued)

	2013	2012
Average length of stay (days)(f):
Quarter:
First	4.9	4.8
Second		4.7
Third		4.7
Fourth		4.7
Year		4.7
Emergency room visits(g):
Quarter:
First	1,749,300	1,688,400
Second		1,714,200
Third		1,724,000
Fourth		1,785,400
Year		6,912,000
Outpatient surgeries(h):
Quarter:
First	211,100	217,500
Second		219,800
Third		212,300
Fourth		224,000
Year		873,600
Inpatient surgeries(i):
Quarter:
First	124,700	128,300
Second		126,700
Third		124,700
Fourth		126,800
Year		506,500
Days revenues in accounts receivable(j):
Quarter:
First	52	53
Second		50
Third		52
Fourth		51
Year		52
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$44,791	$41,377
Second		40,327
Third		40,125
Fourth		43,785
Year		165,614
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	37%	37%
Second		39%
Third		38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data—(continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at March 31, 2013 (m):
Medicare and Medicaid	14%	2%	1%
Managed care and other discounted	22	4	4
Uninsured	16	8	29

Total	52%	14%	34%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day.
(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(m)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $9.673 billion (each 1% is equivalent to approximately $97 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. In September of 2011, the trial court issued its remedies phase decision and held that the only remedy to which the Foundation was entitled was rescission of the intra-corporate transfer that breached the transfer restriction (the Company has complied with the Court’s order, and it is not expected that such compliance will have any material effect on our operations or financial position). The Court awarded the Foundation, under the terms of the Asset Purchase Agreement, a “fraction” of its attorney fees. The Foundation appealed the remedy phase ruling, and the Company cross-appealed the liability determination. On October 31, 2011, the New Hampshire Supreme Court, on its own, raised the question whether the appeal needed to await the trial court’s further ruling on attorney fees. On November 21, 2011, after the parties briefed the issue, the New Hampshire Supreme Court dismissed the appeal as premature and remanded the case to the trial court. In February 2012, the trial court certified the case for a possible interlocutory appeal without addressing the attorney fees issue. The New Hampshire Supreme Court rejected the request for an interlocutory appeal. The parties subsequently reached a stipulation regarding the attorney fees. The trial court accepted the parties’ stipulation regarding attorneys fees and entered final judgment on liability and remedies on May 4, 2012. Both sides filed appeals with the New Hampshire Supreme Court, and briefing was completed in early February 2013. Oral argument has been scheduled, and a decision on appeal is anticipated mid-to-late 2013.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court heard argument on the motion in April 2013. A decision on the motion is anticipated mid-to-late 2013.

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions have been consolidated in the Middle District of Tennessee, and the parties have agreed that those cases shall be stayed pending developments in the shareholder class actions. The state derivative action has also been stayed pending developments in the shareholder class actions.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. Should the accounting fail to satisfy the Court concerning HCA’s compliance with its capital and charity care commitments, the amount of the judgment award could substantially increase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are about $12 million. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling; however, the Company plans to appeal the ruling.

General Liability and Other Claims

We are subject to claims for additional income taxes and related interest. For a description of those proceedings, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Examinations” and Note 3 to our condensed consolidated financial statements.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2012, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

(a) List of Exhibits:

10.1	—	Second Amendment to the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended and restated.*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from our quarterly report on Form 10-Q for the quarters ended March 31, 2013 and 2012, filed with the SEC on May 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, (ii) the condensed consolidated income statements for the quarters ended March 31, 2013 and 2012, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2013 and 2012, (iv) the condensed consolidated statements of cash flows for the quarters ended March 31, 2013 and 2012 and (v) the notes to condensed consolidated financial statements.(1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ R. MILTON JOHNSON
R. Milton Johnson
President and Chief Financial Officer

Date: May 7, 2013