Form 10-Q
period 2013-06-30
HCA Holdings, Inc.
filed 2013-08-07
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2013
Voting common stock, $.01 par value	447,200,900 shares

HCA HOLDINGS, INC.

Form 10-Q

June 30, 2013

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2013	2012	2013	2012
Revenues before provision for doubtful accounts	$9,473	$9,153	$18,667	$18,352
Provision for doubtful accounts	1,023	1,041	1,777	1,835

Revenues	8,450	8,112	16,890	16,517

Salaries and benefits	3,848	3,707	7,765	7,443
Supplies	1,470	1,422	2,949	2,841
Other operating expenses	1,507	1,493	3,030	2,986
Electronic health record incentive income	(52)	(70)	(91)	(125)
Equity in earnings of affiliates	(12)	(9)	(20)	(20)
Depreciation and amortization	425	420	849	837
Interest expense	462	448	934	890
Losses (gains) on sales of facilities	(4)	2	12	3
Loss on retirement of debt	—	—	17	—

	7,644	7,413	15,445	14,855

Income before income taxes	806	699	1,445	1,662
Provision for income taxes	269	214	470	538

Net income	537	485	975	1,124
Net income attributable to noncontrolling interests	114	94	208	193

Net income attributable to HCA Holdings, Inc.	$423	$391	$767	$931

Per share data:
Basic earnings per share	$0.95	$0.89	$1.72	$2.12
Diluted earnings per share	$0.91	$0.85	$1.66	$2.03
Cash dividends declared per share	$—	$—	$—	$2.00
Shares used in earnings per share calculations (in thousands):
Basic	446,612	439,473	445,513	438,705
Diluted	463,184	458,621	462,782	458,467

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2013	2012	2013	2012
Net income	$537	$485	$975	$1,124
Other comprehensive income (loss) before taxes:
Foreign currency translation	—	(22)	(60)	7

Unrealized (losses) gains on available-for-sale securities	(9)	—	(8)	5

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	8	7	15	14

	8	7	15	14

Change in fair value of derivative financial instruments	47	(77)	40	(102)
Interest costs included in interest expense	32	31	64	60

	79	(46)	104	(42)

Other comprehensive income (loss) before taxes	78	(61)	51	(16)
Income taxes (benefits) related to other comprehensive income items	29	(23)	20	(7)

Other comprehensive income (loss)	49	(38)	31	(9)

Comprehensive income	586	447	1,006	1,115
Comprehensive income attributable to noncontrolling interests	114	94	208	193

Comprehensive income attributable to HCA Holdings, Inc.	$472	$353	$798	$922

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$462	$705
Accounts receivable, less allowance for doubtful accounts of $4,965 and $4,846	4,915	4,672
Inventories	1,152	1,086
Deferred income taxes	401	385
Other	861	915

	7,791	7,763

Property and equipment, at cost	30,077	29,527
Accumulated depreciation	(16,848)	(16,342)

	13,229	13,185

Investments of insurance subsidiaries	405	515
Investments in and advances to affiliates	120	104
Goodwill and other intangible assets	5,534	5,539
Deferred loan costs	264	290
Other	591	679

	$27,934	$28,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,657	$1,768
Accrued salaries	1,036	1,120
Other accrued expenses	1,871	1,849
Long-term debt due within one year	1,456	1,435

	6,020	6,172

Long-term debt	26,744	27,495
Professional liability risks	960	973
Income taxes and other liabilities	1,695	1,776
Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 447,066,900 shares in 2013 and 443,200,200 shares in 2012	4	4
Capital in excess of par value	1,792	1,753
Accumulated other comprehensive loss	(426)	(457)
Retained deficit	(10,193)	(10,960)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,823)	(9,660)
Noncontrolling interests	1,338	1,319

	(7,485)	(8,341)

	$27,934	$28,075

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Unaudited

(Dollars in millions)

	2013	2012
Cash flows from operating activities:
Net income	$975	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(2,335)	(1,927)
Provision for doubtful accounts	1,777	1,835
Depreciation and amortization	849	837
Income taxes	183	326
Losses on sales of facilities	12	3
Loss on retirement of debt	17	—
Amortization of deferred loan costs	28	29
Share-based compensation	51	23
Other	(3)	7

Net cash provided by operating activities	1,554	2,257

Cash flows from investing activities:
Purchase of property and equipment	(896)	(784)
Acquisition of hospitals and health care entities	(23)	(139)
Disposition of hospitals and health care entities	31	6
Change in investments	102	35
Other	(4)	(4)

Net cash used in investing activities	(790)	(886)

Cash flows from financing activities:
Issuance of long-term debt	—	1,350
Net change in revolving credit facilities	(20)	(820)
Repayment of long-term debt	(768)	(608)
Distributions to noncontrolling interests	(196)	(191)
Payment of debt issuance costs	(5)	(19)
Distributions to stockholders	(10)	(982)
Income tax benefits	61	71
Other	(69)	(27)

Net cash used in financing activities	(1,007)	(1,226)

Change in cash and cash equivalents	(243)	145
Cash and cash equivalents at beginning of period	705	373

Cash and cash equivalents at end of period	$462	$518

Interest payments	$909	$854
Income tax payments, net	$226	$141

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

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2013, these affiliates owned and operated 161 hospitals, 114 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $65 million and $59 million for the quarters ended June 30, 2013 and 2012, respectively, and $131 million and $112 million for the six months ended June 30, 2013 and 2012, respectively. Operating results for the quarter and the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and the uninsured for the quarters and six months ended June 30, 2013 and 2012 are summarized in the following table (dollars in millions):

	Quarter
	2013	Ratio	2012	Ratio
Medicare	$1,976	23.4%	$1,989	24.5%
Managed Medicare	804	9.5	729	9.0
Medicaid	365	4.3	380	4.7
Managed Medicaid	378	4.5	358	4.4
Managed care and other insurers	4,655	55.1	4,473	55.1
International (managed care and other insurers)	291	3.4	266	3.3

	8,469	100.2	8,195	101.0
Uninsured	693	8.2	739	9.1
Other	311	3.7	219	2.7

Revenues before provision for doubtful accounts	9,473	112.1	9,153	112.8
Provision for doubtful accounts	(1,023)	(12.1)	(1,041)	(12.8)

Revenues	$8,450	100.0%	$8,112	100.0%

	Six Months
	2013	Ratio	2012	Ratio
Medicare	$4,114	24.4%	$4,302	26.0%
Managed Medicare	1,647	9.8	1,479	9.0
Medicaid	697	4.1	810	4.9
Managed Medicaid	779	4.6	700	4.2
Managed care and other insurers	9,141	54.1	8,918	54.0
International (managed care and other insurers)	581	3.4	526	3.2

	16,959	100.4	16,735	101.3
Uninsured	1,092	6.5	1,181	7.2
Other	616	3.6	436	2.6

Revenues before provision for doubtful accounts	18,667	110.5	18,352	111.1
Provision for doubtful accounts	(1,777)	(10.5)	(1,835)	(11.1)

Revenues	$16,890	100.0%	$16,517	100.0%

The decline in Medicare revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to Medicare revenues for the six months ended June 30, 2012 being impacted by

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2013 and 2012, we paid $23 million and $81 million, respectively, to acquire nonhospital health care entities. During the six months ended June 30, 2012, we paid $58 million, assumed liabilities of $33 million and recorded goodwill of $53 million related to the acquisition of a hospital facility in the American Group.

During the six months ended June 30, 2013, we received proceeds of $31 million and recognized net pretax losses of $12 million related to the sale of a hospital facility and other real estate investments. During the six months ended June 30, 2012, we received proceeds of $6 million and recognized net pretax losses of $3 million related to sales of real estate investments.

NOTE 3 — INCOME TAXES

During the six months ended June 30, 2013, we finalized settlements with the IRS resolving all outstanding issues for HCA Inc.’s 2007, 2008 and 2009 tax years. We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2010 and 2011 federal income tax returns in 2013.

Our liability for unrecognized tax benefits was $408 million, including accrued interest of $18 million, as of June 30, 2013 ($426 million and $14 million, respectively, as of December 31, 2012). Unrecognized tax benefits of $134 million ($125 million as of December 31, 2012) would affect the effective rate, if recognized. The provision for income taxes reflects $3 million ($2 million, net of tax) of interest expense and $18 million ($11 million, net of tax) of reductions in interest expense related to taxing authority examinations for the quarters ended June 30, 2013 and 2012, respectively, and $15 million and $21 million ($9 million and $13 million, respectively, net of tax) of reductions in interest expense related to taxing authority examinations for the six months ended June 30, 2013 and 2012, respectively.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2013 and 2012 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Six Months
	2013	2012	2013	2012
Net income attributable to HCA Holdings, Inc.	$423	$391	$767	$931

Weighted average common shares outstanding	446,612	439,473	445,513	438,705
Effect of dilutive incremental shares	16,572	19,148	17,269	19,762

Shares used for diluted earnings per share	463,184	458,621	462,782	458,467

Earnings per share:
Basic earnings per share	$0.95	$0.89	$1.72	$2.12
Diluted earnings per share	$0.91	$0.85	$1.66	$2.03

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2013 and December 31, 2012 follows (dollars in millions):

	June 30, 2013
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$384	$12	$(2)	$394
Auction rate securities	47	—	(2)	45
Asset-backed securities	12	—	—	12
Money market funds	17	—	—	17

	460	12	(4)	468
Equity securities	2	1	—	3

	$462	$13	$(4)	471

Amounts classified as current assets				(66)

Investment carrying value				$405

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

At June 30, 2013 and December 31, 2012, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At June 30, 2013 and December 31, 2012, $1 million and $9 million, respectively, of our money market fund investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at June 30, 2013 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$31	$31
Due after one year through five years	174	180
Due after five years through ten years	103	106
Due after ten years	93	94

	401	411
Auction rate securities	47	45
Asset-backed securities	12	12

	$460	$468

The average expected maturity of the investments in debt securities at June 30, 2013 was 4.4 years, compared to the average scheduled maturity of 7.7 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At June 30, 2013, the average expected maturities for our auction rate and asset-backed securities were 3.9 years and 3.7 years, respectively, compared to average scheduled maturities of 21.5 years and 23.5 years, respectively.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2013 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(7)
Pay-fixed interest rate swaps	3,000	December 2016	(273)
Pay-fixed interest rate swaps	1,000	December 2017	(45)

During the next 12 months, we estimate $125 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies, other than the functional currencies of the parties executing the trade. In order to mitigate the currency exposure risks and better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we enter into cross currency swaps. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. Our cross currency swap is not designated as a hedge, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement at June 30, 2013 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States dollar currency swap	241 Euro	November 2013	$(17)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the six months ended June 30, 2013 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$25	Interest expense	$64

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations (continued)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Operations on Derivatives	Amount of Loss Recognized in Operations on Derivatives
Cross currency swap	Other operating expenses	$4

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2013, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2013, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $358 million.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Cash Traded Investments (continued)

Our wholly-owned insurance subsidiaries had investments in tax-exempt auction rate securities (“ARS”), which are backed by student loans substantially guaranteed by the federal government, of $45 million ($47 million par value) at June 30, 2013. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiaries are expected to be met by other investments in their investment portfolios. During 2012 and the six months ended June 30, 2013, certain issuers and their broker/dealers redeemed or repurchased $65 million and $27 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at June 30, 2013 and December 31, 2012, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$394	$—	$394	$—
Auction rate securities	45	—	—	45
Asset-backed securities	12	—	12	—
Money market funds	17	17	—	—

	468	17	406	45
Equity securities	3	2	—	1

Investments of insurance subsidiaries	471	19	406	46
Less amounts classified as current assets	(66)	(17)	(49)	—

	$405	$2	$357	$46

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$17	$—	$17	$—
Interest rate swaps (Income taxes and other liabilities)	325	—	325	—

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the six months ended June 30, 2013 (dollars in millions):

Asset balances at December 31, 2012	$70
Unrealized gains included in other comprehensive income	3
Settlements	(27)

Asset balances at June 30, 2013	$46

The estimated fair value of our long-term debt was $28.061 billion and $30.781 billion at June 30, 2013 and December 31, 2012, respectively, compared to carrying amounts aggregating $28.200 billion and $28.930 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2013 and December 31, 2012, including related interest rates at June 30, 2013, follows (dollars in millions):

	June 30, 2013	December 31, 2012
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$1,450	$1,470
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.1%)	5,939	5,958
Senior secured first lien notes (effective interest rate of 7.1%)	9,691	9,688
Other senior secured debt (effective interest rate of 7.0%)	426	423

First lien debt	17,506	17,539
Senior secured second lien notes	—	197
Senior unsecured notes (effective interest rate of 7.2%)	10,694	11,194

Total debt (average life of 6.7 years, rates averaging 6.4%)	28,200	28,930
Less amounts due within one year	1,456	1,435

	$26,744	$27,495

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

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court granted the motion in part on May 28, 2013. The action is proceeding to discovery on the remaining claims.

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

Securities Class Action Litigation (continued)

officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action has also been stayed pending developments in the shareholder class actions.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. Should the accounting fail to satisfy the Court concerning HCA’s compliance with its capital and charity care commitments, the amount of the judgment award could substantially increase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are about $12 million. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling. The accounting for HCA’s capital expenditures and charity and uncompensated care is ongoing and will likely not be concluded before the end of 2013. HCA plans to appeal the trial court’s ruling on the breach of contract claim and order for the accounting once the trial court rules on the accounting and enters final judgment.

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances at December 31, 2012	443,200	$4	$1,753	$(457)	$(10,960)	$1,319	$(8,341)
Net income	—	—	—	—	767	208	975
Other comprehensive income	—	—	—	31	—	—	31
Distributions	—	—	—	—	—	(196)	(196)
Share-based benefit plans	3,867	—	41	—	—	—	41
Other	—	—	(2)	—	—	7	5

Balances at June 30, 2013	447,067	$4	$1,792	$(426)	$(10,193)	$1,338	$(7,485)

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2012	$11	$(1)	$(196)	$(271)	$(457)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(5)	—	—	—	(5)
Foreign currency translation adjustments, net of $21 income tax benefit	—	(39)	—	—	(39)
Change in fair value of derivative instruments, net of $15 of income taxes	—	—	—	25	25
Expense reclassified into operations from other comprehensive income, net of $6 and $23, respectively, income tax benefits	—	—	9	41	50

Balances at June 30, 2013	$6	$(40)	$(187)	$(205)	$(426)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Effective January 1, 2013, we reorganized our operational groups into two geographically organized groups: the National and American Groups. The National Group includes 77 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 78 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, loss on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2013 and 2012 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2013	2012	2013	2012
Revenues:
National Group	$3,964	$3,806	$7,945	$7,798
American Group	4,065	3,966	8,099	8,051
Corporate and other	421	340	846	668

	$8,450	$8,112	$16,890	$16,517

Equity in earnings of affiliates:
National Group	$(3)	$(3)	$(5)	$(7)
American Group	(7)	(7)	(13)	(14)
Corporate and other	(2)	1	(2)	1

	$(12)	$(9)	$(20)	$(20)

Adjusted segment EBITDA:
National Group	$831	$789	$1,635	$1,710
American Group	916	841	1,744	1,814
Corporate and other	(58)	(61)	(122)	(132)

	$1,689	$1,569	$3,257	$3,392

Depreciation and amortization:
National Group	$177	$176	$351	$349
American Group	202	202	404	405
Corporate and other	46	42	94	83

	$425	$420	$849	$837

Adjusted segment EBITDA	$1,689	$1,569	$3,257	$3,392
Depreciation and amortization	425	420	849	837
Interest expense	462	448	934	890
Losses (gains) on sales of facilities	(4)	2	12	3
Loss on retirement of debt	—	—	17	—

Income before income taxes	$806	$699	$1,445	$1,662

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

Our summarized condensed consolidating comprehensive income statements for the quarters and six months ended June 30, 2013 and 2012, condensed consolidating balance sheets at June 30, 2013 and December 31, 2012 and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,012	$4,461	$—	$9,473
Provision for doubtful accounts	—	—	608	415	—	1,023

Revenues	—	—	4,404	4,046	—	8,450

Salaries and benefits	—	—	2,058	1,790	—	3,848
Supplies	—	—	776	694	—	1,470
Other operating expenses	1	—	757	749	—	1,507
Electronic health record incentive income	—	—	(33)	(19)	—	(52)
Equity in earnings of affiliates	(504)	—	(1)	(11)	504	(12)
Depreciation and amortization	—	—	211	214	—	425
Interest expense	51	544	(109)	(24)	—	462
Losses (gains) on sales of facilities	—	—	3	(7)	—	(4)
Management fees	—	—	(181)	181	—	—

	(452)	544	3,481	3,567	504	7,644

Income (loss) before income taxes	452	(544)	923	479	(504)	806
Provision (benefit) for income taxes	(20)	(213)	354	148	—	269

Net income (loss)	472	(331)	569	331	(504)	537
Net income attributable to noncontrolling interests	—	—	16	98	—	114

Net income (loss) attributable to HCA Holdings, Inc.	$472	$(331)	$553	$233	$(504)	$423

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$472	$(283)	$558	$229	$(504)	$472

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$9,884	$8,783	$—	$18,667
Provision for doubtful accounts	—	—	1,051	726	—	1,777

Revenues	—	—	8,833	8,057	—	16,890

Salaries and benefits	—	—	4,185	3,580	—	7,765
Supplies	—	—	1,567	1,382	—	2,949
Other operating expenses	2	—	1,489	1,539	—	3,030
Electronic health record incentive income	—	—	(62)	(29)	—	(91)
Equity in earnings of affiliates	(860)	—	(2)	(18)	860	(20)
Depreciation and amortization	—	—	420	429	—	849
Interest expense	97	1,102	(215)	(50)	—	934
Losses (gains) on sales of facilities	—	—	19	(7)	—	12
Loss on retirement of debt	—	17	—	—	—	17
Management fees	—	—	(364)	364	—	—

	(761)	1,119	7,037	7,190	860	15,445

Income (loss) before income taxes	761	(1,119)	1,796	867	(860)	1,445
Provision (benefit) for income taxes	(37)	(425)	671	261	—	470

Net income (loss)	798	(694)	1,125	606	(860)	975
Net income attributable to noncontrolling interests	—	—	29	179	—	208

Net income (loss) attributable to HCA Holdings, Inc.	$798	$(694)	$1,096	$427	$(860)	$767

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$798	$(630)	$1,105	$385	$(860)	$798

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$152	$310	$—	$462
Accounts receivable, net	—	—	2,492	2,423	—	4,915
Inventories	—	—	683	469	—	1,152
Deferred income taxes	401	—	—	—	—	401
Other	—	—	309	552	—	861

	401	—	3,636	3,754	—	7,791

Property and equipment, net	—	—	7,432	5,797	—	13,229
Investments of insurance subsidiaries	—	—	—	405	—	405
Investments in and advances to affiliates	19,341	—	15	105	(19,341)	120
Goodwill and other intangible assets	—	—	1,695	3,839	—	5,534
Deferred loan costs	31	233	—	—	—	264
Other	362	—	26	203	—	591

	$20,135	$233	$12,804	$14,103	$(19,341)	$27,934

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,090	$567	$—	$1,657
Accrued salaries	—	—	601	435	—	1,036
Other accrued expenses	261	375	460	775	—	1,871
Long-term debt due within one year	—	1,381	43	32	—	1,456

	261	1,756	2,194	1,809	—	6,020

Long-term debt	2,525	23,555	174	490	—	26,744
Intercompany balances	25,729	(10,782)	(18,290)	3,343	—	—
Professional liability risks	—	—	—	960	—	960
Income taxes and other liabilities	443	342	674	236	—	1,695

	28,958	14,871	(15,248)	6,838	—	35,419
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,823)	(14,638)	27,952	6,027	(19,341)	(8,823)
Noncontrolling interests	—	—	100	1,238	—	1,338

	(8,823)	(14,638)	28,052	7,265	(19,341)	(7,485)

	$20,135	$233	$12,804	$14,103	$(19,341)	$27,934

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 —SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$798	$(694)	$1,125	$606	$(860)	$975
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	41	(18)	(1,217)	(1,141)	—	(2,335)
Provision for doubtful accounts	—	—	1,051	726	—	1,777
Depreciation and amortization	—	—	420	429	—	849
Income taxes	183	—	—	—	—	183
Losses (gains) on sales of facilities	—	—	19	(7)	—	12
Loss on retirement of debt	—	17	—	—	—	17
Amortization of deferred loan costs	2	26	—	—	—	28
Share-based compensation	51	—	—	—	—	51
Equity in earnings of affiliates	(860)	—	—	—	860	—
Other	—	4	—	(7)	—	(3)

Net cash provided by (used in) operating activities	215	(665)	1,398	606	—	1,554

Cash flows from investing activities:
Purchase of property and equipment	—	—	(434)	(462)	—	(896)
Acquisition of hospitals and health care entities	—	—	—	(23)	—	(23)
Disposition of hospitals and health care entities	—	—	17	14	—	31
Change in investments	—	—	5	97	—	102
Other	—	—	(1)	(3)	—	(4)

Net cash used in investing activities	—	—	(413)	(377)	—	(790)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	(20)	—	—	—	(20)
Repayment of long-term debt	—	(726)	(22)	(20)	—	(768)
Distributions to noncontrolling interests	—	—	(29)	(167)	—	(196)
Payment of debt issuance costs	—	(5)	—	—	—	(5)
Distributions to stockholders	(10)	—	—	—	—	(10)
Changes in intercompany balances with affiliates, net	(216)	1,416	(1,165)	(35)	—	—
Income tax benefits	61	—	—	—	—	61
Other	(72)	—	—	3	—	(69)

Net cash (used in) provided by financing activities	(237)	665	(1,216)	(219)	—	(1,007)

Change in cash and cash equivalents	(22)	—	(231)	10	—	(243)
Cash and cash equivalents at beginning of period	22	—	383	300	—	705

Cash and cash equivalents at end of period	$—	$—	$152	$310	$—	$462

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated electronic health record (“EHR”) incentive income and related EHR operating expenses, expected capital expenditures, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the implementation of the Budget Control Act of 2011 (the “BCA”) and the potential for future deficit reduction legislation that may alter BCA-mandated spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit (“UPL”) programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (20) our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, and (21) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Health Care Reform (continued)

in Medicare and Medicaid Disproportionate Share Hospital (“DSH”) payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly will become effective January 1, 2014. However, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, will be delayed until January 1, 2015. In addition, it is unclear how many states will decline to implement the Medicaid expansion provisions of the law. We are unable to predict with any reasonable certainty the likely impact of the Health Reform Law on our business model, financial condition or result of operations due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, court challenges and possible amendment, repeal or further implementation delays, as well as our inability to foresee how individuals, states and businesses will respond to the choices afforded them by the law.

Second Quarter 2013 Operations Summary

Revenues increased to $8.450 billion in the second quarter of 2013 from $8.112 billion in the second quarter of 2012. Net income attributable to HCA Holdings, Inc. totaled $423 million, or $0.91 per diluted share, for the quarter ended June 30, 2013, compared to $391 million, or $0.85 per diluted share, for the quarter ended June 30, 2012. Shares used for diluted earnings per share were 463.2 million shares for the quarter ended June 30, 2013 and 458.6 million shares for the quarter ended June 30, 2012.

Revenues increased 4.2% on a consolidated basis and increased 4.0% on a same facility basis for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012. The increase in consolidated revenues can be attributed to the combined impact of a 3.0% increase in revenue per equivalent admission and a 1.1% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 2.9% increase in same facility revenue per equivalent admission and a 1.1% increase in same facility equivalent admissions.

During the quarter ended June 30, 2013, consolidated admissions and same facility admissions increased 1.1% and 1.3%, respectively, compared to the quarter ended June 30, 2012. Inpatient surgeries declined 0.2% on a consolidated basis and increased 0.2% on a same facility basis during the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012. Outpatient surgeries increased 1.1% on a consolidated basis and remained flat on a same facility basis during the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012. Emergency department visits increased 0.7% on a consolidated basis and 0.8% on a same facility basis during the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012.

For the quarter ended June 30, 2013, the provision for doubtful accounts declined $18 million, compared to the quarter ended June 30, 2012. The self-pay revenue deductions for charity care and uninsured discounts increased $64 million and $398 million, respectively, during the second quarter of 2013, compared to the second quarter of 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 31.2% for the second quarter of 2013, compared to 29.5% for the second quarter of 2012. Same facility uninsured admissions increased 6.3% and same facility uninsured emergency room visits increased 1.2% for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012.

Interest expense increased $14 million to $462 million for the quarter ended June 30, 2013 from $448 million for the quarter ended June 30, 2012. The increase in interest expense was due to an increase in the average debt balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Second Quarter 2013 Operations Summary (continued)

Cash flows from operating activities declined $646 million from $1.460 billion for the second quarter of 2012 to $814 million for the second quarter of 2013. The decline is primarily related to the combined impact of unfavorable changes in working capital items of $516 million and an increase of $193 million in income taxes.

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

Revenues increased 4.2% from $8.112 billion in the second quarter of 2012 to $8.450 billion in the second quarter of 2013. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters and six months ended June 30, 2013 and 2012 are summarized in the following tables (dollars in millions):

	Quarter
	2013	Ratio	2012	Ratio
Medicare	$1,976	23.4%	$1,989	24.5%
Managed Medicare	804	9.5	729	9.0
Medicaid	365	4.3	380	4.7
Managed Medicaid	378	4.5	358	4.4
Managed care and other insurers	4,655	55.1	4,473	55.1
International (managed care and other insurers)	291	3.4	266	3.3

	8,469	100.2	8,195	101.0
Uninsured	693	8.2	739	9.1
Other	311	3.7	219	2.7

Revenues before provision for doubtful accounts	9,473	112.1	9,153	112.8
Provision for doubtful accounts	(1,023)	(12.1)	(1,041)	(12.8)

Revenues	$8,450	100.0%	$8,112	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Six Months
	2013	Ratio	2012	Ratio
Medicare	$4,114	24.4%	$4,302	26.0%
Managed Medicare	1,647	9.8	1,479	9.0
Medicaid	697	4.1	810	4.9
Managed Medicaid	779	4.6	700	4.2
Managed care and other insurers	9,141	54.1	8,918	54.0
International (managed care and other insurers)	581	3.4	526	3.2

	16,959	100.4	16,735	101.3
Uninsured	1,092	6.5	1,181	7.2
Other	616	3.6	436	2.6

Revenues before provision for doubtful accounts	18,667	110.5	18,352	111.1
Provision for doubtful accounts	(1,777)	(10.5)	(1,835)	(11.1)

Revenues	$16,890	100.0%	$16,517	100.0%

The decline in Medicare revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to Medicare revenues for the six months ended June 30, 2012 being impacted by two adjustments to Medicare revenues (the Rural Floor Provision Settlement which increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income ratios which reduced revenues by approximately $83 million). The net effect of these Medicare adjustments was an increase of $188 million to revenues. The net effect of these adjustments (and related expenses) added $170 million to income before income taxes, or $0.22 per diluted share, for the six months ended June 30, 2012.

Consolidated and same facility revenue per equivalent admission increased 3.0% and 2.9%, respectively, in the second quarter of 2013, compared to the second quarter of 2012. Consolidated and same facility equivalent admissions each increased 1.1% in the second quarter of 2013, compared to the second quarter of 2012. Consolidated and same facility admissions increased 1.1% and 1.3%, respectively, in the second quarter of 2013, compared to the second quarter of 2012. Consolidated and same facility outpatient surgeries increased 1.1% and remained flat, respectively, in the second quarter of 2013, compared to the second quarter of 2012. Consolidated and same facility inpatient surgeries declined 0.2% and increased 0.2%, respectively, in the second quarter of 2013, compared to the second quarter of 2012. Consolidated and same facility emergency department visits increased 0.7% and 0.8%, respectively, in the second quarter of 2013, compared to the second quarter of 2012.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. At June 30, 2013, our allowance for doubtful accounts represented approximately 93% of the $5.356 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and six months ended June 30, 2013 and 2012 follows (dollars in millions):

	Quarter				Six Months
	2013	Ratio	2012	Ratio	2013	Ratio	2012	Ratio
Charity care	$797	21%	$733	21%	$1,702	23%	$1,531	23%
Uninsured discounts	2,018	52	1,620	48	3,968	53	3,259	49
Provision for doubtful accounts	1,023	27	1,041	31	1,777	24	1,835	28

Totals	$3,838	100%	$3,394	100%	$7,447	100%	$6,625	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Same facility uninsured admissions increased by 2,084 admissions, or 6.3%, in the second quarter of 2013, compared to the second quarter of 2012. Same facility uninsured admissions increased by 1,688 admissions, or 5.4%, in the first quarter of 2013, compared to the first quarter of 2012. Same facility uninsured admissions in 2012, compared to 2011, increased 11.0% in the fourth quarter of 2012, increased 7.3% in the third quarter of 2012, increased 8.9% in the second quarter of 2012 and increased 11.6% in the first quarter of 2012.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2013 and 2012 are set forth in the following table.

	Quarter		Six Months
	2013	2012	2013	2012
Medicare	32%	33%	33%	34%
Managed Medicare	13	12	13	12
Medicaid	8	8	8	8
Managed Medicaid	9	8	9	8
Managed care and other insurers	30	31	29	31
Uninsured	8	8	8	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2013 and 2012 are set forth in the following table.

	Quarter		Six Months
	2013	2012	2013	2012
Medicare	29%	29%	31%	31%
Managed Medicare	10	10	11	10
Medicaid	6	6	5	6
Managed Medicaid	4	4	4	4
Managed care and other insurers	46	45	46	45
Uninsured	5	6	3	4

	100%	100%	100%	100%

At June 30, 2013, we had 74 hospitals in the states of Texas and Florida. During the second quarter of 2013, 55% of our admissions and 46% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 63% of our uninsured admissions during the second quarter of 2013.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $72 million and $112 million during the second quarters of 2013 and 2012, respectively, and $151 million and $240 million during the first six months of 2013 and 2012, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to the Centers for Medicare and Medicaid Services (“CMS”) to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. In 2011, CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program, thus Texas is operating pursuant to a Waiver Program. However, we cannot predict whether the Texas private supplemental Medicaid reimbursement program will continue or guarantee that revenues recognized for the program will not decline. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

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

We recognized $52 million and $70 million of electronic health record incentive income, primarily related to Medicare, during the second quarters of 2013 and 2012, respectively. We recognized $91 million and $125 million of electronic health record incentive income, primarily related to Medicare incentives, during the first six months of 2013 and 2012, respectively. At June 30, 2013, we have $27 million of deferred EHR incentive income, which represents incentive payments received for which EHR incentive income has not been recognized.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of revenues. We incurred $33 million and $20 million during the second quarters of 2013 and 2012, respectively, and $59 million and $37 million during the first six months of 2013 and 2012, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use.

For 2013, we estimate EHR incentive income will be recognized in the range of $200 million to $225 million and that related EHR operating expenses will be in the range of $120 million to $140 million. Actual incentive payments and EHR operating expenses could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of our ability to continue to demonstrate meaningful use of EHR technology could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and six months ended June 30, 2013 and 2012 (dollars in millions):

	Quarter
	2013		2012
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$9,473		$9,153
Provision for doubtful accounts	1,023		1,041

Revenues	8,450	100.0	8,112	100.0

Salaries and benefits	3,848	45.5	3,707	45.7
Supplies	1,470	17.4	1,422	17.5
Other operating expenses	1,507	17.8	1,493	18.5
Electronic health record incentive income	(52)	(0.6)	(70)	(0.9)
Equity in earnings of affiliates	(12)	(0.1)	(9)	(0.1)
Depreciation and amortization	425	5.1	420	5.2
Interest expense	462	5.5	448	5.5
Losses (gains) on sales of facilities	(4)	(0.1)	2	—

	7,644	90.5	7,413	91.4

Income before income taxes	806	9.5	699	8.6
Provision for income taxes	269	3.2	214	2.6

Net income	537	6.3	485	6.0
Net income attributable to noncontrolling interests	114	1.3	94	1.2

Net income attributable to HCA Holdings, Inc.	$423	5.0	$391	4.8

% changes from prior year:
Revenues	4.2%		11.9%
Income before income taxes	15.1		49.6
Net income attributable to HCA Holdings, Inc.	8.1		70.3
Admissions(a)	1.1		7.7
Equivalent admissions(b)	1.1		9.7
Revenue per equivalent admission	3.0		2.0
Same facility % changes from prior year(c):
Revenues	4.0		3.8
Admissions(a)	1.3		2.5
Equivalent admissions(b)	1.1		3.9
Revenue per equivalent admission	2.9		(0.1)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2013		2012
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$18,667		$18,352
Provision for doubtful accounts	1,777		1,835

Revenues	16,890	100.0	16,517	100.0

Salaries and benefits	7,765	46.0	7,443	45.1
Supplies	2,949	17.5	2,841	17.2
Other operating expenses	3,030	17.8	2,986	18.1
Electronic health record incentive income	(91)	(0.5)	(125)	(0.8)
Equity in earnings of affiliates	(20)	(0.1)	(20)	(0.1)
Depreciation and amortization	849	5.0	837	5.0
Interest expense	934	5.5	890	5.4
Losses on sales of facilities	12	0.1	3	—
Loss on retirement of debt	17	0.1	—	—

	15,445	91.4	14,855	89.9

Income before income taxes	1,445	8.6	1,662	10.1
Provision for income taxes	470	2.8	538	3.3

Net income	975	5.8	1,124	6.8
Net income attributable to noncontrolling interests	208	1.3	193	1.2

Net income attributable to HCA Holdings, Inc.	$767	4.5	$931	5.6

% changes from prior year:
Revenues	2.3%		12.7%
Income before income taxes	(13.1)		68.9
Net income attributable to HCA Holdings, Inc.	(17.7)		98.4
Admissions(a)	0.6		8.3
Equivalent admissions(b)	0.3		10.5
Revenue per equivalent admission	1.9		2.0
Same facility % changes from prior year(c):
Revenues	2.0		4.5
Admissions(a)	0.7		2.9
Equivalent admissions(b)	0.2		4.4
Revenue per equivalent admission	1.8		0.1

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended June 30, 2013 and 2012

Net income attributable to HCA Holdings, Inc. totaled $423 million, or $0.91 per diluted share, for the second quarter of 2013 compared to $391 million, or $0.85 per diluted share, for the second quarter of 2012. Shares used for diluted earnings per share were 463.2 million shares and 458.6 million shares for the quarters ended June 30, 2013 and 2012, respectively.

For the second quarter of 2013, consolidated and same facility admissions increased 1.1% and 1.3%, respectively, compared to the second quarter of 2012. Consolidated and same facility outpatient surgical volumes increased 1.1% and remained flat, respectively, during the second quarter of 2013, compared to the second quarter of 2012. Consolidated and same facility inpatient surgeries declined 0.2% and increased 0.2%, respectively, in the second quarter of 2013, compared to the second quarter of 2012. Consolidated and same facility emergency department visits increased 0.7% and 0.8%, respectively, during the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012.

Revenues before provision for doubtful accounts increased 3.5% for the second quarter of 2013 compared to the second quarter of 2012. Provision for doubtful accounts declined $18 million from $1.041 billion in the second quarter of 2012 to $1.023 billion in the second quarter of 2013. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $64 million and $398 million, respectively, during the second quarter of 2013, compared to the second quarter of 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.2% for the second quarter of 2013, compared to 29.5% for the second quarter of 2012. At June 30, 2013, our allowance for doubtful accounts represented approximately 93% of the $5.356 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.2% primarily due to the combined impact of revenue per equivalent admission growth of 3.0% and a 1.1% increase in equivalent admissions for the second quarter of 2013 compared to the second quarter of 2012. Same facility revenues increased 4.0% due to the combined impact of a 2.9% increase in same facility revenue per equivalent admission and a 1.1% increase in same facility equivalent admissions for the second quarter of 2013 compared to the second quarter of 2012.

Salaries and benefits, as a percentage of revenues, were 45.5% in the second quarter of 2013 and 45.7% in the second quarter of 2012. Salaries and benefits per equivalent admission increased 2.7% in the second quarter of 2013 compared to the second quarter of 2012. Same facility labor rate increases averaged 1.5% for the second quarter of 2013 compared to the second quarter of 2012.

Supplies, as a percentage of revenues, were 17.4% in the second quarter of 2013 and 17.5% in the second quarter of 2012. Supply cost per equivalent admission increased 2.3% in the second quarter of 2013 compared to the second quarter of 2012. Supply costs per equivalent admission increased 4.5% for medical devices and 4.0% for general medical and surgical items and declined 3.3% for pharmacy supplies in the second quarter of 2013 compared to the second quarter of 2012.

Other operating expenses, as a percentage of revenues, declined to 17.8% in the second quarter of 2013 from 18.5% in the second quarter of 2012. Other operating expenses is primarily comprised of contract services,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended June 30, 2013 and 2012 (continued)

professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $19 million and $71 million of indigent care costs in certain Texas markets during the second quarters of 2013 and 2012, respectively. Provisions for losses related to professional liability risks were $79 million and $77 million for the second quarters of 2013 and 2012, respectively.

We recognized $52 million and $70 million of electronic health record incentive income primarily related to Medicare incentives during the second quarters of 2013 and 2012, respectively.

Equity in earnings of affiliates was $12 million and $9 million in the second quarters of 2013 and 2012, respectively.

Depreciation and amortization increased $5 million, from $420 million in the second quarter of 2012 to $425 million in the second quarter of 2013.

Interest expense increased from $448 million in the second quarter of 2012 to $462 million in the second quarter of 2013. The increase in interest expense was due to increases in the average debt balance. Our average debt balance was $28.430 billion for the second quarter of 2013 compared to $27.541 billion for the second quarter of 2012. The average effective interest rate for our long term debt was 6.5% for both of the quarters ended June 30, 2013 and 2012.

During the second quarters of 2013 and 2012, we recorded net gains on sales of facilities of $4 million and net losses on sales of facilities of $2 million, respectively.

The effective tax rates were 38.9% and 35.5% for the second quarters of 2013 and 2012, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the second quarter of 2012 was reduced by $11 million related to a reduction in interest expense related to taxing authority examinations. Excluding the effect of this adjustment, the effective tax rate for the second quarter of 2012 would have been 37.4%.

Net income attributable to noncontrolling interests increased from $94 million for the second quarter of 2012 to $114 million for the second quarter of 2013. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Six Months Ended June 30, 2013 and 2012

Net income attributable to HCA Holdings, Inc. totaled $767 million, or $1.66 per diluted share, in the six months ended June 30, 2013 compared to $931 million, or $2.03 per diluted share, in the six months ended June 30, 2012. The first six months of 2013 results include net losses on sales of facilities of $12 million, or $0.02 per diluted share, and a loss on retirement of debt of $17 million, or $0.02 per diluted share. The first six months of 2012 results include two Medicare revenue adjustments (and related expenses) that added $170 million to income before income taxes, or $0.22 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 462.8 million shares and 458.5 million shares for the six months ended June 30, 2013 and 2012, respectively.

For the first six months of 2013, consolidated and same facility admissions increased 0.6% and 0.7%, respectively, compared to the first six months of 2012. Consolidated and same facility outpatient surgical

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Six Months Ended June 30, 2013 and 2012 (continued)

volumes declined 0.9% and 2.1%, respectively, during the first six months of 2013, compared to the first six months of 2012. Consolidated and same facility inpatient surgeries declined 1.5% and 1.3%, respectively, in the first six months of 2013, compared to the first six months of 2012. Consolidated and same facility emergency department visits increased 2.1% and 2.3%, respectively, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Revenues before provision for doubtful accounts increased 1.7% for the first six months of 2013 compared to the first six months of 2012. Provision for doubtful accounts declined $58 million from $1.835 billion in the first six months of 2012 to $1.777 billion in the first six months of 2013. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $171 million and $709 million, respectively, during the first six months of 2013, compared to the first six months of 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.6% for the first six months of 2013, compared to 28.6% for the first six months of 2012. At June 30, 2013, our allowance for doubtful accounts represented approximately 93% of the $5.356 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 2.3% due to the combined impact of revenue per equivalent admission growth of 1.9% and an increase of 0.3% in equivalent admissions for the first six months of 2013 compared to the first six months of 2012. Same facility revenues increased 2.0% due to the combined impact of a 1.8% increase in same facility revenue per equivalent admission and a 0.2% increase in same facility equivalent admissions for the first six months of 2013 compared to the first six months of 2012.

Salaries and benefits, as a percentage of revenues, were 46.0% in the first six months of 2013 and 45.1% in the first six months of 2012. Salaries and benefits per equivalent admission increased 4.0% in the first six months of 2013 compared to the first six months of 2012. Same facility labor rate increases averaged 1.8% for the first six months of 2013 compared to the first six months of 2012.

Supplies, as a percentage of revenues, were 17.5% in the first six months of 2013 and 17.2% in the first six months of 2012. Supply cost per equivalent admission increased 3.5% in the first six months of 2013 compared to the first six months of 2012. Supply costs per equivalent admission increased 4.8% for medical devices and 5.4% for general medical and surgical items and declined 1.1% for pharmacy supplies in the first six months of 2013 compared to the first six months of 2012.

Other operating expenses, as a percentage of revenues, declined to 17.8% in the first six months of 2013 from 18.1% in the first six months of 2012. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $69 million and $151 million of indigent care costs in certain Texas markets during the first six months of 2013 and 2012, respectively. Provisions for losses related to professional liability risks were $159 million and $171 million for the first six months of 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Six Months Ended June 30, 2013 and 2012 (continued)

We recognized $91 million and $125 million of electronic health record incentive income primarily related to Medicare incentives during the first six months of 2013 and 2012, respectively.

Equity in earnings of affiliates was $20 million in each of the first six months of 2013 and 2012.

Depreciation and amortization increased $12 million, from $837 million in the first six months of 2012 to $849 million in the first six months of 2013.

Interest expense increased from $890 million in the first six months of 2012 to $934 million in the first six months of 2013 which was primarily due to an increase in the average debt balance. Our average debt balance was $28.478 billion for the first six months of 2013 compared to $27.487 billion for the first six months of 2012. The average effective interest rate for our long term debt increased from 6.5% for the six months ended June 30, 2012 to 6.6% for the six months ended June 30, 2013.

During the first six months of 2013 and 2012, we recorded net losses on sales of facilities of $12 million and $3 million, respectively.

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

The effective tax rates were 38.0% and 36.6% for the first six months of 2013 and 2012, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first six months of 2012 was reduced by $13 million related to a reduction in interest expense related to taxing authority examinations. Excluding the effect of this adjustment, the effective tax rate for the first six months of 2012 would have been 37.5%.

Net income attributable to noncontrolling interests increased from $193 million for the first six months of 2012 to $208 million for the first six months of 2013. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.554 billion in the first six months of 2013 compared to $2.257 billion in the first six months of 2012. The $703 million decline in cash provided by operating activities in the first six months of 2013 compared to the first six months of 2012 related primarily to the combined impact of the decline in net income of $149 million, a negative impact from changes in working capital items of $466 million and an increase of $85 million in income tax payments. The combined interest payments and net tax payments in the first six months of 2013 and 2012 were $1.135 billion and $995 million, respectively. Working capital totaled $1.771 billion at June 30, 2013 and $1.591 billion at December 31, 2012.

Cash used in investing activities was $790 million in the first six months of 2013 compared to $886 million in the first six months of 2012. Excluding acquisitions, capital expenditures were $896 million in the first six months of 2013 and $784 million in the first six months of 2012. We expended $23 million to acquire nonhospital health care facilities during the first six months of 2013. We expended $58 million for the acquisition of a hospital facility and $81 million to acquire nonhospital health care facilities during the first six months of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

2012. Capital expenditures are expected to approximate $2.0 billion in 2013. At June 30, 2013, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.73 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $31 million and $6 million from sales of health care entities during the first six months of 2013 and 2012, respectively. We received net cash flows from our investments of $102 million and $35 million in the first six months of 2013 and 2012, respectively.

Cash used in financing activities totaled $1.007 billion during the first six months of 2013 compared to $1.226 billion during the first six months of 2012. During the first six months of 2013, net cash flows used in financing activities included net debt repayments of $788 million, distributions to noncontrolling interests of $196 million, distributions to stockholders of $10 million, payments of debt issuance costs of $5 million and receipts of $61 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first six months of 2012, net cash flows used in financing activities included net debt repayments of $78 million, distributions to noncontrolling interests of $191 million, distributions to stockholders of $982 million, payments of debt issuance costs of $19 million and receipts of $71 million of income tax benefits for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $28.200 billion at June 30, 2013. Our interest expense was $934 million for the first six months of 2013 and $890 million for the first six months of 2012.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.985 billion and $2.645 billion available as of June 30, 2013 and July 31, 2013, respectively) and anticipated access to public and private debt markets.

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $471 million and $570 million at June 30, 2013 and December 31, 2012, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $307 million and $352 million at June 30, 2013 and December 31, 2012, respectively. Our facilities are insured by a wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $955 million and $896 million at June 30, 2013 and December 31, 2012, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $319 million. We estimate that approximately $253 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiaries were $468 million and $3 million, respectively, at

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

June 30, 2013. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2013, we had a net unrealized gain of $9 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our wholly-owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At June 30, 2013, our wholly-owned insurance subsidiaries had invested $45 million ($47 million par value) in tax-exempt student loan auction rate securities that continue to experience market illiquidity. We may be required to recognize other-than-temporary impairments on our investment securities in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $2.890 billion of long-term debt at June 30, 2013 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.310 billion at June 30, 2013 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt increased from 6.5% for the six months ended June 30, 2012 to 6.6% for the six months ended June 30, 2013.

The estimated fair value of our total long-term debt was $28.061 billion at June 30, 2013. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $29 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data

	2013	2012
Number of hospitals in operation at:
March 31	162	164
June 30	161	163
September 30		162
December 31		162
Number of freestanding outpatient surgical centers in operation at:
March 31	113	109
June 30	114	110
September 30		112
December 31		112
Licensed hospital beds at(a):
March 31	41,891	41,815
June 30	41,792	41,817
September 30		41,884
December 31		41,804
Weighted average licensed beds(b):
Quarter:
First	41,867	41,740
Second	41,842	41,789
Third		41,873
Fourth		41,777
Year		41,795
Average daily census(c):
Quarter:
First	24,147	23,284
Second	22,523	22,113
Third		22,122
Fourth		22,567
Year		22,521
Admissions(d):
Quarter:
First	444,200	443,300
Second	433,000	428,200
Third		430,500
Fourth		438,700
Year		1,740,700
Equivalent admissions(e):
Quarter:
First	708,000	711,100
Second	708,700	700,800
Third		705,200
Fourth		715,000
Year		2,832,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data—(continued)

	2013	2012
Average length of stay (days)(f):
Quarter:
First	4.9	4.8
Second	4.7	4.7
Third		4.7
Fourth		4.7
Year		4.7
Emergency room visits(g):
Quarter:
First	1,749,300	1,688,400
Second	1,726,400	1,714,200
Third		1,724,000
Fourth		1,785,400
Year		6,912,000
Outpatient surgeries(h):
Quarter:
First	211,100	217,500
Second	222,200	219,800
Third		212,300
Fourth		224,000
Year		873,600
Inpatient surgeries(i):
Quarter:
First	124,700	128,300
Second	126,500	126,700
Third		124,700
Fourth		126,800
Year		506,500
Days revenues in accounts receivable(j):
Quarter:
First	52	53
Second	53	50
Third		52
Fourth		51
Year		52
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$44,791	$41,377
Second	44,203	40,327
Third		40,125
Fourth		43,785
Year		165,614
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	37%	37%
Second	38%	39%
Third		38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data—(continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at June 30, 2013 (m):
Medicare and Medicaid	13%	1%	2%
Managed care and other discounted	21	4	5
Uninsured	18	9	27

Total	52%	14%	34%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day.
(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(m)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $9.880 billion (each 1% is equivalent to approximately $99 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

New Hampshire Hospital Litigation

In 2006, the Foundation for Seacoast Health (the “Foundation”) filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the 2006 recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. In September of 2011, the trial court issued its remedies phase decision and held that the only remedy to which the Foundation was entitled was rescission of the intra-corporate transfer that breached the transfer restriction (the Company has complied with the Court’s order, and it is not expected that such compliance will have any material effect on our operations or financial position). The Court awarded the Foundation, under the terms of the Asset Purchase Agreement, a “fraction” of its attorney fees. The Foundation appealed the remedy phase ruling, and the Company cross-appealed the liability determination. On October 31, 2011, the New Hampshire Supreme Court, on its own, raised the question whether the appeal needed to await the trial court’s further ruling on attorney fees. On November 21, 2011, after the parties briefed the issue, the New Hampshire Supreme Court dismissed the appeal as premature and remanded the case to the trial court. In February 2012, the trial court certified the case for a possible interlocutory appeal without addressing the attorney fees issue. The New Hampshire Supreme Court rejected the request for an interlocutory appeal. The parties subsequently reached a stipulation regarding the attorney fees. The trial court accepted the parties’ stipulation regarding attorneys fees and entered final judgment on liability and remedies on May 4, 2012. Both sides filed appeals with the New Hampshire Supreme Court, and briefing was completed in early February 2013. The Court heard oral argument and on July 16, 2013 issued its opinion upholding the trial court’s ruling that the Foundation does not have a right to repurchase the hospital as a result of the 1999 intra-corporate transaction. The Court further held that the breach of contract found by the trial court was not material and therefore reversed the award of attorneys fees.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court granted the motion in part on May 28, 2013. The action is proceeding to discovery on the remaining claims.

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action has also been stayed pending developments in the shareholder class actions.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. Should the accounting fail to satisfy the Court concerning HCA’s compliance with its capital and charity care commitments, the amount of the judgment award could substantially increase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are about $12 million. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling. The accounting for HCA’s capital expenditures and charity and uncompensated care is ongoing and will likely not be concluded before the end of 2013. HCA plans to appeal the trial court’s ruling on the breach of contract claim and order for the accounting once the trial court rules on the accounting and enters final judgment.

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

ITEM 5.	OTHER INFORMATION

In connection with the previously announced retirement of Richard M. Bracken as Chief Executive Officer and continued employment as Chairman of the Company, the Company entered into an Amended and Restated Employment Agreement with Mr. Bracken on August 2, 2013 (the “Amended Employment Agreement”). Pursuant to the terms of the Amended Employment Agreement, Mr. Bracken will continue to be employed by HCA Management Services, L.P., an affiliate of the Company, and shall serve as Chairman of the Company for a period commencing January 1, 2014 and ending December 31, 2014 (the “Employment Term”). The material amendments to Mr. Bracken’s prior employment agreement as set forth in the Amended Employment Agreement are described below.

Pursuant to the Amended Employment Agreement, Mr. Bracken shall receive a base salary at the monthly rate of $83,333.33 during the Employment Term (the “Base Salary”). In addition, Mr. Bracken shall be entitled to the full amount of any annual bonus earned, but unpaid, as of the effective date of the Amended Employment Agreement for the year ended December 31, 2013 under the Company’s 2013 Senior Officer Performance Excellence Program (the “PEP”). For calendar year 2014, Mr. Bracken shall be eligible to earn a bonus with a “target” payout of $750,000 based upon the achievement of certain objectives to be determined by the compensation committee of the Company or subcommittee thereof. In addition, Mr. Bracken shall receive a grant of the Company’s restricted stock units with a grant date value of $375,000 on or about the date the Company grants annual equity awards to its executive officers for calendar year 2014, which shall vest 100% upon the expiration of the Employment Term or Mr. Bracken’s sooner voluntary termination for any reason.

The Amended Employment Agreement provides that Mr. Bracken’s earned benefit pursuant to the Company’s Supplemental Executive Retirement Plan, as amended (the “SERP”), shall be frozen effective as of the close of business on December 31, 2013. The Amended Employment Agreement also provides that if Mr. Bracken is not survived by his spouse, or if Mr. Bracken’s surviving spouse is entitled to the survivor benefit pursuant to the SERP but dies before payment of her benefit has been made, the SERP benefit shall be paid to the estate of the last to survive of Mr. Bracken or his spouse in a single lump-sum payment.

Pursuant to the Amended Employment Agreement, effective as of the expiration of the Employment Term or Mr. Bracken’s sooner voluntary termination for any reason (including by reason of death or disability, but other than for “good reason” (as defined in the Amended Employment Agreement)), Mr. Bracken would be entitled to receive (i) any Base Salary that is earned and unpaid through the date of termination; (ii) any annual bonus earned, but unpaid, for the year ended December 31, 2013 under the PEP as of the date of termination; (iii) a pro rata portion of any 2014 annual bonus that Mr. Bracken would have been entitled to receive pursuant to the Amended Employment Agreement based upon the Company’s actual results for 2014 (with such proration based on the percentage of the fiscal year that shall have elapsed through the date of termination of employment, payable to Mr. Bracken when the 2014 annual bonus would have been otherwise payable (the “Prorated Bonus”)); (iv) reimbursement of any unreimbursed business expenses properly incurred; (v) continued coverage under the Company’s group health plans for Mr. Bracken and his wife until age 65; and (vi) such employee benefits, if any, as to which Mr. Bracken may be entitled under the Company’s employee benefit plans.

The Amended Employment Agreement provides that Mr. Bracken shall continue to vest with respect to any options, stock appreciation rights or restricted share units granted to Mr. Bracken under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended and restated (the “Equity Awards”), through continued service during the Employment Term. The Amended Employment Agreement further provides that each grant of Mr. Bracken’s vested Equity Awards shall remain exercisable until the earlier to occur of (a) the date that is eighteen (18) months following the termination of Mr. Bracken’s employment with the Company and (b) the expiration of the original ten (10) year term of the respective grants of such vested Equity Awards in accordance with the terms of the applicable equity award agreements.

If Mr. Bracken’s employment is terminated by the Company without “cause” or by Mr. Bracken for “good reason” (each as defined in the Amended Employment Agreement), Mr. Bracken would be entitled to receive the benefits described in the preceding two paragraphs and, subject to the delivery of a customary release and continued compliance with the noncompetition, nonsolicitation and confidentiality restrictions in the Amended Employment Agreement, an amount (if any) equal to Mr. Bracken’s Base Salary that would have been otherwise payable through the end of the Employment Term.

If Mr. Bracken’s employment is terminated by the Company for “cause”, Mr. Bracken would be entitled to receive the amounts and benefits described in the fourth paragraph of this section, except that Mr. Bracken would not be entitled to receive the Prorated Bonus. Mr. Bracken’s vested Equity Awards would, upon such event, remain exercisable for one hundred and eighty (180) days following the termination of Mr. Bracken’s employment.

The other terms of the Amended Employment Agreement are substantially the same as his prior employment agreement and as previously disclosed. The foregoing description of the Amended Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Employment Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.	EXHIBITS

(a) List of Exhibits:

4.1	—	Joinder Agreement, dated as of April 25, 2013, by and among HCA Inc., as borrower, Bank of America, N. A., as administrative Agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 1, 2013 and incorporated herein by reference).

4.2	—	Joinder Agreement No. 2, dated as of May 3, 2013, by and among HCA Inc., as borrower, Bank of America, N. A., as administrative Agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2013 and incorporated herein by reference).

4.3	—	Joinder Agreement No. 3, dated as of May 22, 2013, by and among HCA Inc., as borrower, Bank of America, N. A., as administrative Agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2013 and incorporated herein by reference).

10.1	—	Amended and Restated Employment Agreement dated August 2, 2013 (Richard M. Bracken).*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from our quarterly report on Form 10-Q for the quarters ended June 30, 2013 and 2012, filed with the SEC on August 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2013 and 2012, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2013 and 2012, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and (v) the notes to condensed consolidated financial statements.(1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ R. MILTON JOHNSON
R. Milton Johnson
President and Chief Financial Officer

Date: August 6, 2013