Form 10-Q
period 2013-09-30
HCA Holdings, Inc.
filed 2013-11-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2013
Voting common stock, $.01 par value	447,838,000 shares

HCA HOLDINGS, INC.

Form 10-Q

September 30, 2013

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2013	2012	2013	2012
Revenues before provision for doubtful accounts	$9,411	$8,893	$28,078	$27,245
Provision for doubtful accounts	955	831	2,732	2,666

Revenues	8,456	8,062	25,346	24,579

Salaries and benefits	3,916	3,781	11,681	11,224
Supplies	1,457	1,375	4,406	4,216
Other operating expenses	1,564	1,510	4,594	4,496
Electronic health record incentive income	(75)	(131)	(166)	(256)
Equity in earnings of affiliates	(9)	(6)	(29)	(26)
Depreciation and amortization	443	417	1,292	1,254
Interest expense	458	446	1,392	1,336
Losses (gains) on sales of facilities	1	(7)	13	(4)
Loss on retirement of debt	—	—	17	—

	7,755	7,385	23,200	22,240

Income before income taxes	701	677	2,146	2,339
Provision for income taxes	234	222	704	760

Net income	467	455	1,442	1,579
Net income attributable to noncontrolling interests	102	95	310	288

Net income attributable to HCA Holdings, Inc.	$365	$360	$1,132	$1,291

Per share data:
Basic earnings per share	$0.82	$0.82	$2.54	$2.94
Diluted earnings per share	$0.79	$0.78	$2.44	$2.81
Cash dividends declared per share	$—	$—	$—	$2.00
Shares used in earnings per share calculations (in thousands):
Basic	447,329	440,899	446,125	439,441
Diluted	463,569	459,515	463,051	458,822

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2013	2012	2013	2012
Net income	$467	$455	$1,442	$1,579
Other comprehensive income (loss) before taxes:
Foreign currency translation	60	30	—	37

Unrealized (losses) gains on available-for-sale securities	1	3	(7)	8

Defined benefit plans	8	—	8	—
Pension costs included in salaries and benefits	9	7	24	21

	17	7	32	21

Change in fair value of derivative financial instruments	(31)	(56)	9	(158)
Interest costs included in interest expense	33	30	97	90

	2	(26)	106	(68)

Other comprehensive income (loss) before taxes	80	14	131	(2)
Income taxes (benefits) related to other comprehensive income items	28	5	48	(2)

Other comprehensive income	52	9	83	—

Comprehensive income	519	464	1,525	1,579
Comprehensive income attributable to noncontrolling interests	102	95	310	288

Comprehensive income attributable to HCA Holdings, Inc.	$417	$369	$1,215	$1,291

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$484	$705
Accounts receivable, less allowance for doubtful accounts of $5,105 and $4,846	4,924	4,672
Inventories	1,135	1,086
Deferred income taxes	400	385
Other	828	915

	7,771	7,763

Property and equipment, at cost	30,472	29,527
Accumulated depreciation	(17,150)	(16,342)

	13,322	13,185

Investments of insurance subsidiaries	402	515
Investments in and advances to affiliates	125	104
Goodwill and other intangible assets	5,832	5,539
Deferred loan costs	250	290
Other	691	679

	$28,393	$28,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,582	$1,768
Accrued salaries	1,085	1,120
Other accrued expenses	1,764	1,849
Long-term debt due within one year	988	1,435

	5,419	6,172

Long-term debt	27,389	27,495
Professional liability risks	959	973
Income taxes and other liabilities	1,670	1,776
Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 447,573,400 shares in 2013 and 443,200,200 shares in 2012	4	4
Capital in excess of par value	1,821	1,753
Accumulated other comprehensive loss	(374)	(457)
Retained deficit	(9,827)	(10,960)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,376)	(9,660)
Noncontrolling interests	1,332	1,319

	(7,044)	(8,341)

	$28,393	$28,075

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Unaudited

(Dollars in millions)

	2013	2012
Cash flows from operating activities:
Net income	$1,442	$1,579
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(3,319)	(2,923)
Provision for doubtful accounts	2,732	2,666
Depreciation and amortization	1,292	1,254
Income taxes	158	250
Losses (gains) on sales of facilities	13	(4)
Loss on retirement of debt	17	—
Amortization of deferred loan costs	41	44
Share-based compensation	81	39
Other	(3)	7

Net cash provided by operating activities	2,454	2,912

Cash flows from investing activities:
Purchase of property and equipment	(1,347)	(1,268)
Acquisition of hospitals and health care entities	(463)	(167)
Disposition of hospitals and health care entities	31	17
Change in investments	97	73
Other	8	5

Net cash used in investing activities	(1,674)	(1,340)

Cash flows from financing activities:
Issuance of long-term debt	—	1,350
Net change in revolving credit facilities	630	(875)
Repayment of long-term debt	(1,300)	(689)
Distributions to noncontrolling interests	(308)	(303)
Payment of debt issuance costs	(5)	(20)
Distributions to stockholders	(13)	(983)
Income tax benefits	70	82
Other	(75)	(35)

Net cash used in financing activities	(1,001)	(1,473)

Change in cash and cash equivalents	(221)	99
Cash and cash equivalents at beginning of period	705	373

Cash and cash equivalents at end of period	$484	$472

Interest payments	$1,464	$1,404
Income tax payments, net	$476	$428

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

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure (the “Corporate Reorganization”). HCA Holdings, Inc. became the new parent company, and HCA Inc. became HCA Holdings, Inc.’s 100% owned direct subsidiary. As part of the Corporate Reorganization, HCA Inc.’s outstanding shares of common stock were automatically converted, on a share for share basis, into identical shares of HCA Holdings, Inc.’s common stock. As a result of the Corporate Reorganization, HCA Holdings, Inc. was deemed the successor registrant to HCA Inc. under the Securities Exchange Act of 1934.

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

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2013, these affiliates owned and operated 162 hospitals, 114 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $76 million and $62 million for the quarters ended September 30, 2013 and 2012, respectively, and $207 million and $174 million for the nine months ended September 30, 2013 and 2012, respectively. Operating results for the quarter and the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and the uninsured for the quarters and nine months ended September 30, 2013 and 2012 are summarized in the following table (dollars in millions):

	Quarter
	2013	Ratio	2012	Ratio
Medicare	$1,847	21.8%	$1,949	24.2%
Managed Medicare	794	9.4	720	8.9
Medicaid	401	4.7	378	4.7
Managed Medicaid	386	4.6	380	4.7
Managed care and other insurers	4,636	54.8	4,422	54.8
International (managed care and other insurers)	287	3.4	253	3.1

	8,351	98.7	8,102	100.4
Uninsured	717	8.5	576	7.1
Other	343	4.1	215	2.7

Revenues before provision for doubtful accounts	9,411	111.3	8,893	110.2
Provision for doubtful accounts	(955)	(11.3)	(831)	(10.2)

Revenues	$8,456	100.0%	$8,062	100.0%

	Nine Months
	2013	Ratio	2012	Ratio
Medicare	$5,961	23.5%	$6,251	25.4%
Managed Medicare	2,441	9.6	2,199	8.9
Medicaid	1,098	4.3	1,188	4.8
Managed Medicaid	1,165	4.6	1,080	4.4
Managed care and other insurers	13,777	54.4	13,340	54.3
International (managed care and other insurers)	868	3.4	779	3.2

	25,310	99.8	24,837	101.0
Uninsured	1,809	7.1	1,757	7.1
Other	959	3.8	651	2.7

Revenues before provision for doubtful accounts	28,078	110.7	27,245	110.8
Provision for doubtful accounts	(2,732)	(10.7)	(2,666)	(10.8)

Revenues	$25,346	100.0%	$24,579	100.0%

Medicare revenues for the nine months ended September 30, 2012 were impacted by two adjustments to Medicare revenues (the Rural Floor Provision Settlement which increased revenues by approximately $271

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2013, we paid $278 million and recorded goodwill and identifiable intangible assets of $180 million and $113 million, respectively, related to the acquisition of The Outsource Group, which was acquired by our Parallon Business Solutions affiliate and is included in the Corporate and other Group. During the nine months ended September 30, 2013, we also paid $39 million to acquire nonhospital health care entities and $146 million related to the acquisition of three hospitals which became effective October 1, 2013. During the nine months ended September 30, 2012, we paid $58 million, assumed liabilities of $33 million and recorded goodwill of $53 million related to the acquisition of a hospital facility in the American Group, and we paid $109 million to acquire nonhospital health care entities.

During the nine months ended September 30, 2013, we received proceeds of $31 million and recognized a net pretax loss of $13 million related to the sale of a hospital facility and other real estate investments. During the nine months ended September 30, 2012, we received proceeds of $17 million and recognized a net pretax gain of $4 million related to sales of real estate investments.

NOTE 3 — INCOME TAXES

During the nine months ended September 30, 2013, we finalized settlements with the IRS resolving all outstanding issues for HCA Inc.’s 2007, 2008 and 2009 tax years. We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2011 federal income tax return in 2014.

Our liability for unrecognized tax benefits was $417 million, including accrued interest of $26 million, as of September 30, 2013 ($426 million and $14 million, respectively, as of December 31, 2012). Unrecognized tax benefits of $151 million ($125 million as of December 31, 2012) would affect the effective rate, if recognized. The provision for income taxes reflects $7 million and $1 million ($4 million and none, respectively, net of tax) of interest expense related to taxing authority examinations for the quarters ended September 30, 2013 and 2012, respectively, and $8 million and $20 million ($5 million and $13 million, respectively, net of tax) of reductions in interest expense related to taxing authority examinations for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2013 and 2012 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Nine Months
	2013	2012	2013	2012
Net income attributable to HCA Holdings, Inc.	$365	$360	$1,132	$1,291

Weighted average common shares outstanding	447,329	440,899	446,125	439,441
Effect of dilutive incremental shares	16,240	18,616	16,926	19,381

Shares used for diluted earnings per share	463,569	459,515	463,051	458,822

Earnings per share:
Basic earnings per share	$0.82	$0.82	$2.54	$2.94
Diluted earnings per share	$0.79	$0.78	$2.44	$2.81

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2013 and December 31, 2012 follows (dollars in millions):

	September 30, 2013
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$383	$12	$(2)	$393
Auction rate securities	32	—	—	32
Asset-backed securities	13	—	—	13
Money market funds	24	—	—	24

	452	12	(2)	462
Equity securities	2	1	—	3

	$454	$13	$(2)	465

Amounts classified as current assets				(63)

Investment carrying value				$402

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

At September 30, 2013 and December 31, 2012, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At September 30, 2013 and December 31, 2012, $1 million and $9 million, respectively, of our money market fund investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at September 30, 2013 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$41	$41
Due after one year through five years	176	182
Due after five years through ten years	108	111
Due after ten years	82	83

	407	417
Auction rate securities	32	32
Asset-backed securities	13	13

	$452	$462

The average expected maturity of the investments in debt securities at September 30, 2013 was 4.0 years, compared to the average scheduled maturity of 7.1 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. At September 30, 2013, the average expected maturities for our auction rate and asset-backed securities were 1.4 years and 3.9 years, respectively, compared to average scheduled maturities of 22.1 years and 22.7 years, respectively.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2013 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(6)
Pay-fixed interest rate swaps	3,000	December 2016	(269)
Pay-fixed interest rate swaps	1,000	December 2017	(48)

During the next 12 months, we estimate $127 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies, other than the functional currencies of the parties executing the trade. In order to mitigate the currency exposure risks and better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we enter into cross currency swaps. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. Our cross currency swap is not designated as a hedge, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement at September 30, 2013 (amounts in millions):

	Notional Amount	Maturity Date	Fair Value
Euro — United States dollar currency swap	241 Euro	November 2013	$(4)

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the nine months ended September 30, 2013 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$6	Interest expense	$97

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations (continued)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Operations on Derivatives	Amount of Gain Recognized in Operations on Derivatives
Cross currency swap	Other operating expenses	$9

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2013, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2013, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $341 million.

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

Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. The valuation of these securities involves management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived fair market values compared to tax-equivalent yields of other securities of similar credit worthiness and similar effective maturities.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at September 30, 2013 and December 31, 2012, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$393	$—	$393	$—
Auction rate securities	32	—	—	32
Asset-backed securities	13	—	13	—
Money market funds	24	24	—	—

	462	24	406	32
Equity securities	3	2	—	1

Investments of insurance subsidiaries	465	26	406	33
Less amounts classified as current assets	(63)	(24)	(39)	—

	$402	$2	$367	$33

Liabilities:
Cross currency swap (Income taxes and other liabilities)	$4	$—	$4	$—
Interest rate swaps (Income taxes and other liabilities)	323	—	323	—

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 (dollars in millions):

Asset balances at December 31, 2012	$70
Unrealized gains included in other comprehensive income	6
Settlements	(43)

Asset balances at September 30, 2013	$33

The estimated fair value of our long-term debt was $29.492 billion and $30.781 billion at September 30, 2013 and December 31, 2012, respectively, compared to carrying amounts aggregating $28.377 billion and $28.930 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2013 and December 31, 2012, including related interest rates at September 30, 2013, follows (dollars in millions):

	September 30, 2013	December 31, 2012
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$2,100	$1,470
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.1%)	5,944	5,958
Senior secured first lien notes (effective interest rate of 7.1%)	9,693	9,688
Other senior secured debt (effective interest rate of 6.8%)	446	423

First lien debt	18,183	17,539
Senior secured second lien notes	—	197
Senior unsecured notes (effective interest rate of 7.2%)	10,194	11,194

Total debt (average life of 6.5 years, rates averaging 6.3%)	28,377	28,930
Less amounts due within one year	988	1,435

	$27,389	$27,495

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

Securities Class Action Litigation (continued)

actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. The Company has filed a motion to again stay the state derivative action pending developments in the class action, but the Court has not yet acted on that motion. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors is substantially similar to the earlier filed state derivative action and the Company is attempting to consolidate the two state actions.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances at December 31, 2012	443,200	$4	$1,753	$(457)	$(10,960)	$1,319	$(8,341)
Net income	—	—	—	—	1,132	310	1,442
Other comprehensive income	—	—	—	83	—	—	83
Distributions	—	—	—	—	—	(308)	(308)
Share-based benefit plans	4,373	—	71	—	—	—	71
Other	—	—	(3)	—	1	11	9

Balances at September 30, 2013	447,573	$4	$1,821	$(374)	$(9,827)	$1,332	$(7,044)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2012	$11	$(1)	$(196)	$(271)	$(457)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(4)	—	—	—	(4)
Defined benefit plans, net of $3 of income taxes	—	—	5	—	5
Change in fair value of derivative instruments, net of $3 of income taxes	—	—	—	6	6
Expense reclassified into operations from other comprehensive income, net of $9 and $36, respectively, income tax benefits	—	—	15	61	76

Balances at September 30, 2013	$7	$(1)	$(176)	$(204)	$(374)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, loss on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2013 and 2012 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2013	2012	2013	2012
Revenues:
National Group	$3,930	$3,755	$11,875	$11,553
American Group	4,082	3,982	12,181	12,033
Corporate and other	444	325	1,290	993

	$8,456	$8,062	$25,346	$24,579

Equity in earnings of affiliates:
National Group	$(3)	$—	$(8)	$(7)
American Group	(6)	(6)	(19)	(20)
Corporate and other	—	—	(2)	1

	$(9)	$(6)	$(29)	$(26)

Adjusted segment EBITDA:
National Group	$805	$768	$2,440	$2,478
American Group	910	843	2,654	2,657
Corporate and other	(112)	(78)	(234)	(210)

	$1,603	$1,533	$4,860	$4,925

Depreciation and amortization:
National Group	$181	$171	$532	$520
American Group	206	207	610	612
Corporate and other	56	39	150	122

	$443	$417	$1,292	$1,254

Adjusted segment EBITDA	$1,603	$1,533	$4,860	$4,925
Depreciation and amortization	443	417	1,292	1,254
Interest expense	458	446	1,392	1,336
Losses (gains) on sales of facilities	1	(7)	13	(4)
Loss on retirement of debt	—	—	17	—

Income before income taxes	$701	$677	$2,146	$2,339

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure. HCA Holdings, Inc. became the parent company, and HCA Inc. became HCA Holdings, Inc.’s 100% owned direct subsidiary. On November 23, 2010, HCA Holdings, Inc. issued $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021. On December 6, 2012, HCA Holdings, Inc. issued $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility).

Our summarized condensed consolidating comprehensive income statements for the quarters and nine months ended September 30, 2013 and 2012, condensed consolidating balance sheets at September 30, 2013 and December 31, 2012 and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$4,945	$4,466	$—	$9,411
Provision for doubtful accounts	—	—	560	395	—	955

Revenues	—	—	4,385	4,071	—	8,456

Salaries and benefits	—	—	2,090	1,826	—	3,916
Supplies	—	—	773	684	—	1,457
Other operating expenses	2	(1)	771	792	—	1,564
Electronic health record incentive income	—	—	(53)	(22)	—	(75)
Equity in earnings of affiliates	(443)	—	—	(9)	443	(9)
Depreciation and amortization	—	—	216	227	—	443
Interest expense	41	549	(104)	(28)	—	458
Losses on sales of facilities	—	—	1	—	—	1
Management fees	—	—	(183)	183	—	—

	(400)	548	3,511	3,653	443	7,755

Income (loss) before income taxes	400	(548)	874	418	(443)	701
Provision (benefit) for income taxes	(17)	(214)	334	131	—	234

Net income (loss)	417	(334)	540	287	(443)	467
Net income attributable to noncontrolling interests	—	—	19	83	—	102

Net income (loss) attributable to HCA Holdings, Inc.	$417	$(334)	$521	$204	$(443)	$365

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$417	$(331)	$532	$242	$(443)	$417

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$14,829	$13,249	$—	$28,078
Provision for doubtful accounts	—	—	1,611	1,121	—	2,732

Revenues	—	—	13,218	12,128	—	25,346

Salaries and benefits	—	—	6,275	5,406	—	11,681
Supplies	—	—	2,340	2,066	—	4,406
Other operating expenses	4	(1)	2,260	2,331	—	4,594
Electronic health record incentive income	—	—	(115)	(51)	—	(166)
Equity in earnings of affiliates	(1,303)	—	(2)	(27)	1,303	(29)
Depreciation and amortization	—	—	636	656	—	1,292
Interest expense	138	1,651	(319)	(78)	—	1,392
Losses (gains) on sales of facilities	—	—	20	(7)	—	13
Loss on retirement of debt	—	17	—	—	—	17
Management fees	—	—	(547)	547	—	—

	(1,161)	1,667	10,548	10,843	1,303	23,200

Income (loss) before income taxes	1,161	(1,667)	2,670	1,285	(1,303)	2,146
Provision (benefit) for income taxes	(54)	(639)	1,005	392	—	704

Net income (loss)	1,215	(1,028)	1,665	893	(1,303)	1,442
Net income attributable to noncontrolling interests	—	—	48	262	—	310

Net income (loss) attributable to HCA Holdings, Inc.	$1,215	$(1,028)	$1,617	$631	$(1,303)	$1,132

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,215	$(961)	$1,637	$627	$(1,303)	$1,215

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$167	$317	$—	$484
Accounts receivable, net	—	—	2,481	2,443	—	4,924
Inventories	—	—	667	468	—	1,135
Deferred income taxes	400	—	—	—	—	400
Other	6	—	327	495	—	828

	406	—	3,642	3,723	—	7,771

Property and equipment, net	—	—	7,467	5,855	—	13,322
Investments of insurance subsidiaries	—	—	—	402	—	402
Investments in and advances to affiliates	19,784	—	15	110	(19,784)	125
Goodwill and other intangible assets	—	—	1,695	4,137	—	5,832
Deferred loan costs	30	220	—	—	—	250
Other	315	—	37	339	—	691

	$20,535	$220	$12,856	$14,566	$(19,784)	$28,393

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$—	$1,012	$569	$—	$1,582
Accrued salaries	—	—	634	451	—	1,085
Other accrued expenses	255	259	441	809	—	1,764
Long-term debt due within one year	—	906	43	39	—	988

	256	1,165	2,130	1,868	—	5,419

Long-term debt	2,525	24,174	165	525	—	27,389
Intercompany balances	25,682	(10,477)	(18,677)	3,472	—	—
Professional liability risks	—	—	—	959	—	959
Income taxes and other liabilities	448	327	639	256	—	1,670

	28,911	15,189	(15,743)	7,080	—	35,437
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,376)	(14,969)	28,484	6,269	(19,784)	(8,376)
Noncontrolling interests	—	—	115	1,217	—	1,332

	(8,376)	(14,969)	28,599	7,486	(19,784)	(7,044)

	$20,535	$220	$12,856	$14,566	$(19,784)	$28,393

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,215	$(1,028)	$1,665	$893	$(1,303)	$1,442
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	47	(126)	(1,848)	(1,392)	—	(3,319)
Provision for doubtful accounts	—	—	1,611	1,121	—	2,732
Depreciation and amortization	—	—	636	656	—	1,292
Income taxes	158	—	—	—	—	158
Losses (gains) on sales of facilities	—	—	20	(7)	—	13
Loss on retirement of debt	—	17	—	—	—	17
Amortization of deferred loan costs	3	38	—	—	—	41
Share-based compensation	81	—	—	—	—	81
Equity in earnings of affiliates	(1,303)	—	—	—	1,303	—
Other	—	7	—	(10)	—	(3)

Net cash provided by (used in) operating activities	201	(1,092)	2,084	1,261	—	2,454

Cash flows from investing activities:
Purchase of property and equipment	—	—	(684)	(663)	—	(1,347)
Acquisition of hospitals and health care entities	—	—	—	(463)	—	(463)
Disposition of hospitals and health care entities	—	—	17	14	—	31
Change in investments	—	—	(6)	103	—	97
Other	—	—	—	8	—	8

Net cash used in investing activities	—	—	(673)	(1,001)	—	(1,674)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	630	—	—	—	630
Repayment of long-term debt	—	(1,243)	(34)	(23)	—	(1,300)
Distributions to noncontrolling interests	—	—	(34)	(274)	—	(308)
Payment of debt issuance costs	—	(5)	—	—	—	(5)
Distributions to stockholders	(13)	—	—	—	—	(13)
Changes in intercompany balances with affiliates, net	(199)	1,710	(1,559)	48	—	—
Income tax benefits	70	—	—	—	—	70
Other	(81)	—	—	6	—	(75)

Net cash (used in) provided by financing activities	(223)	1,092	(1,627)	(243)	—	(1,001)

Change in cash and cash equivalents	(22)	—	(216)	17	—	(221)
Cash and cash equivalents at beginning of period	22	—	383	300	—	705

Cash and cash equivalents at end of period	$—	$—	$167	$317	$—	$484

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SUBSEQUENT EVENT

On November 1, 2013, certain of the Company’s stockholders, consisting principally of affiliates of, or funds sponsored by, Bain Capital Partners, LLC and Kohlberg Kravis Roberts & Co. (the “Selling Stockholders”), sold in an underwritten secondary offering, 30 million shares of its common stock pursuant to the Company’s shelf registration statement filed with the Securities and Exchange Commission. The Selling Stockholders received all of the proceeds from this offering. Concurrent with the closing of the secondary offering, the Company repurchased approximately $500 million of additional shares (approximately 10,656,400 shares) of its common stock from the Selling Stockholders at the net offering price ($46.92 per share).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated electronic health record (“EHR”) incentive income and related EHR operating expenses, expected capital expenditures, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), the possible delays in or complications related to implementation of the Health Reform Law, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011 (the “BCA”) and the potential for future deficit reduction legislation that may alter BCA-mandated spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit (“UPL”) programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (20) our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, and (21) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Health Care Reform (continued)

in Medicare and Medicaid Disproportionate Share Hospital (“DSH”) payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The provisions of the Health Reform Law that seek to decrease the number of uninsured individuals mostly will become effective January 1, 2014. However, the federal online insurance marketplace has experienced significant technical issues that have negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance. These technical issues, especially if not corrected in a timely manner, could lead to delays in the individual mandate tax penalties past the current March 31, 2014 deadline, delays in uninsured individuals obtaining health insurance and a reduction in the number of individuals choosing to purchase health insurance rather than paying the individual mandate tax penalties. The employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015. In addition, a number of states have announced their intent to opt out of the Medicaid expansion, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately decline to implement the Medicaid expansion provisions of the law. We are unable to predict with any reasonable certainty the likely impact of the Health Reform Law on our business model, financial condition or result of operations due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, court challenges and possible amendment, repeal or further implementation delays, as well as our inability to foresee how individuals, states and businesses will respond to the choices afforded them by the law.

Third Quarter 2013 Operations Summary

Revenues increased to $8.456 billion in the third quarter of 2013 from $8.062 billion in the third quarter of 2012. Net income attributable to HCA Holdings, Inc. totaled $365 million, or $0.79 per diluted share, for the quarter ended September 30, 2013, compared to $360 million, or $0.78 per diluted share, for the quarter ended September 30, 2012. Shares used for diluted earnings per share were 463.6 million shares for the quarter ended September 30, 2013 and 459.5 million shares for the quarter ended September 30, 2012.

Revenues increased 4.9% on a consolidated basis and increased 4.5% on a same facility basis for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012. The increase in consolidated revenues can be attributed to the combined impact of a 3.9% increase in revenue per equivalent admission and a 0.9% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 3.4% increase in same facility revenue per equivalent admission and a 1.1% increase in same facility equivalent admissions.

During the quarter ended September 30, 2013, consolidated admissions and same facility admissions increased 0.5% and 0.7%, respectively, compared to the quarter ended September 30, 2012. Inpatient surgeries increased 3.4% on a consolidated basis and 2.9% on a same facility basis during the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012. Outpatient surgeries increased 1.5% on a consolidated basis and 0.4% on a same facility basis during the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012. Emergency department visits increased 0.8% on a consolidated basis and 0.9% on a same facility basis during the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012.

For the quarter ended September 30, 2013, the provision for doubtful accounts increased $124 million, compared to the quarter ended September 30, 2012. The self-pay revenue deductions for charity care and uninsured discounts increased $67 million and $185 million, respectively, during the third quarter of 2013, compared to the third quarter of 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Third Quarter 2013 Operations Summary (continued)

charity care, was 31.7% for the third quarter of 2013, compared to 30.5% for the third quarter of 2012. Same facility uninsured admissions increased 10.1% and same facility uninsured emergency room visits increased 2.9% for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012.

Electronic health record incentive income declined $56 million, from $131 million in the third quarter of 2012 to $75 million in the third quarter of 2013. Interest expense increased $12 million to $458 million for the quarter ended September 30, 2013 from $446 million for the quarter ended September 30, 2012. The increase in interest expense was due to an increase in the average debt balance.

Cash flows from operating activities increased $245 million from $655 million for the third quarter of 2012 to $900 million for the third quarter of 2013. The increase is primarily related to the combined impact of favorable changes in working capital items of $136 million and a decline of $51 million in income taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 4.9% from $8.062 billion in the third quarter of 2012 to $8.456 billion in the third quarter of 2013. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters and nine months ended September 30, 2013 and 2012 are summarized in the following tables (dollars in millions):

	Quarter
	2013	Ratio	2012	Ratio
Medicare	$1,847	21.8%	$1,949	24.2%
Managed Medicare	794	9.4	720	8.9
Medicaid	401	4.7	378	4.7
Managed Medicaid	386	4.6	380	4.7
Managed care and other insurers	4,636	54.8	4,422	54.8
International (managed care and other insurers)	287	3.4	253	3.1

	8,351	98.7	8,102	100.4
Uninsured	717	8.5	576	7.1
Other	343	4.1	215	2.7

Revenues before provision for doubtful accounts	9,411	111.3	8,893	110.2
Provision for doubtful accounts	(955)	(11.3)	(831)	(10.2)

Revenues	$8,456	100.0%	$8,062	100.0%

	Nine Months
	2013	Ratio	2012	Ratio
Medicare	$5,961	23.5%	$6,251	25.4%
Managed Medicare	2,441	9.6	2,199	8.9
Medicaid	1,098	4.3	1,188	4.8
Managed Medicaid	1,165	4.6	1,080	4.4
Managed care and other insurers	13,777	54.4	13,340	54.3
International (managed care and other insurers)	868	3.4	779	3.2

	25,310	99.8	24,837	101.0
Uninsured	1,809	7.1	1,757	7.1
Other	959	3.8	651	2.7

Revenues before provision for doubtful accounts	28,078	110.7	27,245	110.8
Provision for doubtful accounts	(2,732)	(10.7)	(2,666)	(10.8)

Revenues	$25,346	100.0%	$24,579	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Medicare revenues for the nine months ended September 30, 2012 were impacted by two adjustments to Medicare revenues (the Rural Floor Provision Settlement which increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income ratios which reduced revenues by approximately $83 million). The net effect of these Medicare adjustments was an increase of $188 million to revenues. The net effect of these adjustments (and related expenses) added $170 million to income before income taxes, or $0.22 per diluted share, for the nine months ended September 30, 2012.

Consolidated and same facility revenue per equivalent admission increased 3.9% and 3.4%, respectively, in the third quarter of 2013, compared to the third quarter of 2012. Consolidated and same facility equivalent admissions increased 0.9% and 1.1%, respectively, in the third quarter of 2013, compared to the third quarter of 2012. Consolidated and same facility admissions increased 0.5% and 0.7%, respectively, in the third quarter of 2013, compared to the third quarter of 2012. Consolidated and same facility outpatient surgeries increased 1.5% and 0.4%, respectively, in the third quarter of 2013, compared to the third quarter of 2012. Consolidated and same facility inpatient surgeries increased 3.4% and 2.9%, respectively, in the third quarter of 2013, compared to the third quarter of 2012. Consolidated and same facility emergency department visits increased 0.8% and 0.9%, respectively, in the third quarter of 2013, compared to the third quarter of 2012.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions and provision for doubtful accounts in combination, rather than each separately. At September 30, 2013, our allowance for doubtful accounts represented approximately 92% of the $5.525 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and nine months ended September 30, 2013 and 2012 follows (dollars in millions):

	Quarter				Nine Months
	2013	Ratio	2012	Ratio	2013	Ratio	2012	Ratio
Charity care	$876	22%	$809	23%	$2,578	23%	$2,340	23%
Uninsured discounts	2,090	54	1,905	54	6,058	53	5,164	51
Provision for doubtful accounts	955	24	831	23	2,732	24	2,666	26

Totals	$3,921	100%	$3,545	100%	$11,368	100%	$10,170	100%

Same facility uninsured admissions increased by 3,484 admissions, or 10.1%, in the third quarter of 2013, compared to the third quarter of 2012. Same facility uninsured admissions increased 6.3% in the second quarter of 2013 and increased 5.4% in the first quarter of 2013, compared to the first and second quarters of 2012. Same facility uninsured admissions in 2012, compared to 2011, increased 11.0% in the fourth quarter of 2012, increased 7.3% in the third quarter of 2012, increased 8.9% in the second quarter of 2012 and increased 11.6% in the first quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2013 and 2012 are set forth in the following table.

	Quarter		Nine Months
	2013	2012	2013	2012
Medicare	31%	32%	32%	33%
Managed Medicare	13	12	13	12
Medicaid	8	8	8	8
Managed Medicaid	9	9	9	9
Managed care and other insurers	30	31	30	30
Uninsured	9	8	8	8

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2013 and 2012 are set forth in the following table.

	Quarter		Nine Months
	2013	2012	2013	2012
Medicare	27%	30%	29%	31%
Managed Medicare	10	10	11	10
Medicaid	7	6	6	6
Managed Medicaid	4	4	4	4
Managed care and other insurers	47	46	46	45
Uninsured	5	4	4	4

	100%	100%	100%	100%

At September 30, 2013, we had 75 hospitals in the states of Texas and Florida. During the third quarter of 2013, 55% of our admissions and 46% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 63% of our uninsured admissions during the third quarter of 2013.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare and Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $124 million ($38 million DSRIP related and $86 million indigent care related) and $110 million (all indigent care related) during the third quarters of 2013 and 2012, respectively, and $275 million ($50 million DSRIP related and $225 million indigent care related) and $350 million (all indigent care related) during the first nine months of 2013 and 2012, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

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

We recognized $75 million ($48 million Medicare and $27 million Medicaid) and $131 million ($52 million Medicare and $79 million Medicaid) of electronic health record incentive income during the third quarters of 2013 and 2012, respectively. We recognized $166 million ($139 million Medicare and $27 million Medicaid) and $256 million ($174 million Medicare and $82 million Medicaid) of electronic health record incentive income during the first nine months of 2013 and 2012, respectively.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of revenues. We incurred $26 million and $24 million during the third quarters of 2013 and 2012, respectively, and $85 million and $61 million during the first nine months of 2013 and 2012, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Quarter
	2013		2012
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$9,411		$8,893
Provision for doubtful accounts	955		831

Revenues	8,456	100.0	8,062	100.0

Salaries and benefits	3,916	46.3	3,781	46.9
Supplies	1,457	17.2	1,375	17.1
Other operating expenses	1,564	18.5	1,510	18.7
Electronic health record incentive income	(75)	(0.9)	(131)	(1.6)
Equity in earnings of affiliates	(9)	(0.1)	(6)	(0.1)
Depreciation and amortization	443	5.3	417	5.2
Interest expense	458	5.4	446	5.5
Losses (gains) on sales of facilities	1	—	(7)	(0.1)

	7,755	91.7	7,385	91.6

Income before income taxes	701	8.3	677	8.4
Provision for income taxes	234	2.8	222	2.8

Net income	467	5.5	455	5.6
Net income attributable to noncontrolling interests	102	1.2	95	1.1

Net income attributable to HCA Holdings, Inc.	$365	4.3	$360	4.5

% changes from prior year:
Revenues	4.9%		11.1%
Income before income taxes	3.6		450.6
Net income attributable to HCA Holdings, Inc.	1.5		493.2
Admissions(a)	0.5		7.0
Equivalent admissions(b)	0.9		8.3
Revenue per equivalent admission	3.9		2.5
Same facility % changes from prior year(c):
Revenues	4.5		3.3
Admissions(a)	0.7		2.1
Equivalent admissions(b)	1.1		2.6
Revenue per equivalent admission	3.4		0.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2013		2012
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$28,078		$27,245
Provision for doubtful accounts	2,732		2,666

Revenues	25,346	100.0	24,579	100.0

Salaries and benefits	11,681	46.1	11,224	45.7
Supplies	4,406	17.4	4,216	17.2
Other operating expenses	4,594	18.1	4,496	18.2
Electronic health record incentive income	(166)	(0.7)	(256)	(1.0)
Equity in earnings of affiliates	(29)	(0.1)	(26)	(0.1)
Depreciation and amortization	1,292	5.0	1,254	5.1
Interest expense	1,392	5.5	1,336	5.4
Losses (gains) on sales of facilities	13	0.1	(4)	—
Loss on retirement of debt	17	0.1	—	—

	23,200	91.5	22,240	90.5

Income before income taxes	2,146	8.5	2,339	9.5
Provision for income taxes	704	2.8	760	3.1

Net income	1,442	5.7	1,579	6.4
Net income attributable to noncontrolling interests	310	1.2	288	1.1

Net income attributable to HCA Holdings, Inc.	$1,132	4.5	$1,291	5.3

% changes from prior year:
Revenues	3.1%		12.2%
Income before income taxes	(8.2)		111.3
Net income attributable to HCA Holdings, Inc.	(12.3)		143.6
Admissions(a)	0.6		7.9
Equivalent admissions(b)	0.5		9.8
Revenue per equivalent admission	2.6		2.2
Same facility % changes from prior year(c):
Revenues	2.9		4.1
Admissions(a)	0.7		2.6
Equivalent admissions(b)	0.5		3.8
Revenue per equivalent admission	2.3		0.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2013 and 2012

Net income attributable to HCA Holdings, Inc. totaled $365 million, or $0.79 per diluted share, for the third quarter of 2013 compared to $360 million, or $0.78 per diluted share, for the third quarter of 2012. Third quarter 2012 results include net gains on sales of facilities of $7 million, or $0.01 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 463.6 million shares and 459.5 million shares for the quarters ended September 30, 2013 and 2012, respectively.

For the third quarter of 2013, consolidated and same facility admissions increased 0.5% and 0.7%, respectively, compared to the third quarter of 2012. Consolidated and same facility outpatient surgical volumes increased 1.5% and 0.4%, respectively, during the third quarter of 2013, compared to the third quarter of 2012. Consolidated and same facility inpatient surgeries increased 3.4% and 2.9%, respectively, in the third quarter of 2013, compared to the third quarter of 2012. Consolidated and same facility emergency department visits increased 0.8% and 0.9%, respectively, during the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012.

Revenues before provision for doubtful accounts increased 5.8% for the third quarter of 2013 compared to the third quarter of 2012. Provision for doubtful accounts increased $124 million from $831 million in the third quarter of 2012 to $955 million in the third quarter of 2013. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $67 million and $185 million, respectively, during the third quarter of 2013, compared to the third quarter of 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.7% for the third quarter of 2013, compared to 30.5% for the third quarter of 2012. At September 30, 2013, our allowance for doubtful accounts represented approximately 92% of the $5.525 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.9% primarily due to the combined impact of revenue per equivalent admission growth of 3.9% and a 0.9% increase in equivalent admissions for the third quarter of 2013 compared to the third quarter of 2012. Same facility revenues increased 4.5% due to the combined impact of a 3.4% increase in same facility revenue per equivalent admission and a 1.1% increase in same facility equivalent admissions for the third quarter of 2013 compared to the third quarter of 2012.

Salaries and benefits, as a percentage of revenues, were 46.3% in the third quarter of 2013 and 46.9% in the third quarter of 2012. Salaries and benefits per equivalent admission increased 2.6% in the third quarter of 2013 compared to the third quarter of 2012. Same facility labor rate increases averaged 2.0% for the third quarter of 2013 compared to the third quarter of 2012.

Supplies, as a percentage of revenues, were 17.2% in the third quarter of 2013 and 17.1% in the third quarter of 2012. Supply cost per equivalent admission increased 4.9% in the third quarter of 2013 compared to the third quarter of 2012. Supply costs per equivalent admission increased 8.0% for medical devices, 0.6% for pharmacy supplies and 5.5% for general medical and surgical items in the third quarter of 2013 compared to the third quarter of 2012.

Other operating expenses, as a percentage of revenues, declined to 18.5% in the third quarter of 2013 from 18.7% in the third quarter of 2012. Other operating expenses is primarily comprised of contract services,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2013 and 2012 (continued)

professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $78 million and $59 million for the third quarters of 2013 and 2012, respectively.

We recognized $75 million ($48 million Medicare and $27 million Medicaid) and $131 million ($52 million Medicare and $79 million Medicaid) of electronic health record incentive income primarily related to Medicare incentives during the third quarters of 2013 and 2012, respectively.

Equity in earnings of affiliates was $9 million and $6 million in the third quarters of 2013 and 2012, respectively.

Depreciation and amortization increased $26 million, from $417 million in the third quarter of 2012 to $443 million in the third quarter of 2013. The increase was related primarily to several construction projects being completed during the second and third quarters of 2013.

Interest expense increased from $446 million in the third quarter of 2012 to $458 million in the third quarter of 2013. The increase in interest expense was due to an increase in the average debt balance. Our average debt balance was $28.177 billion for the third quarter of 2013 compared to $26.685 billion for the third quarter of 2012. The average effective interest rate for our long term debt declined from 6.6% for the quarter ended September 30, 2012 to 6.4% for the quarter ended September 30, 2013.

During the third quarters of 2013 and 2012, we recorded net losses on sales of facilities of $1 million and net gains on sales of facilities of $7 million, respectively.

The effective tax rates were 39.1% and 38.2% for the third quarters of 2013 and 2012, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $95 million for the third quarter of 2012 to $102 million for the third quarter of 2013. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Nine Months Ended September 30, 2013 and 2012

Net income attributable to HCA Holdings, Inc. totaled $1.132 billion, or $2.44 per diluted share, in the nine months ended September 30, 2013 compared to $1.291 billion, or $2.81 per diluted share, in the nine months ended September 30, 2012. The first nine months of 2013 results include net losses on sales of facilities of $13 million, or $0.02 per diluted share, and a loss on retirement of debt of $17 million, or $0.02 per diluted share. The first nine months of 2012 results include two Medicare revenue adjustments (and related expenses) that added $170 million to income before income taxes, or $0.22 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 463.1 million shares and 458.8 million shares for the nine months ended September 30, 2013 and 2012, respectively.

For the first nine months of 2013, consolidated and same facility admissions increased 0.6% and 0.7%, respectively, compared to the first nine months of 2012. Consolidated and same facility outpatient surgical volumes declined 0.1% and 1.3%, respectively, during the first nine months of 2013, compared to the first nine

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Months Ended September 30, 2013 and 2012 (continued)

months of 2012. Consolidated and same facility inpatient surgeries each increased 0.1% in the first nine months of 2013, compared to the first nine months of 2012. Consolidated and same facility emergency department visits increased 1.7% and 1.8%, respectively, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Revenues before provision for doubtful accounts increased 3.1% for the first nine months of 2013 compared to the first nine months of 2012. Provision for doubtful accounts increased $66 million from $2.666 billion in the first nine months of 2012 to $2.732 billion in the first nine months of 2013. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $238 million and $894 million, respectively, during the first nine months of 2013, compared to the first nine months of 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.0% for the first nine months of 2013, compared to 29.3% for the first nine months of 2012. At September 30, 2013, our allowance for doubtful accounts represented approximately 92% of the $5.525 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 3.1% due to the combined impact of revenue per equivalent admission growth of 2.6% and an increase of 0.5% in equivalent admissions for the first nine months of 2013 compared to the first nine months of 2012. Same facility revenues increased 2.9% due to the combined impact of a 2.3% increase in same facility revenue per equivalent admission and a 0.5% increase in same facility equivalent admissions for the first nine months of 2013 compared to the first nine months of 2012.

Salaries and benefits, as a percentage of revenues, were 46.1% in the first nine months of 2013 and 45.7% in the first nine months of 2012. Salaries and benefits per equivalent admission increased 3.5% in the first nine months of 2013 compared to the first nine months of 2012. Same facility labor rate increases averaged 1.9% for the first nine months of 2013 compared to the first nine months of 2012.

Supplies, as a percentage of revenues, were 17.4% in the first nine months of 2013 and 17.2% in the first nine months of 2012. Supply cost per equivalent admission increased 4.0% in the first nine months of 2013 compared to the first nine months of 2012. Supply costs per equivalent admission increased 5.8% for medical devices and 5.4% for general medical and surgical items and declined 0.8% for pharmacy supplies in the first nine months of 2013 compared to the first nine months of 2012.

Other operating expenses, as a percentage of revenues, declined to 18.1% in the first nine months of 2013 from 18.2% in the first nine months of 2012. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $237 million and $230 million for the first nine months of 2013 and 2012, respectively.

We recognized $166 million ($139 million Medicare and $27 million Medicaid) and $256 million ($174 million Medicare and $82 million Medicaid) of electronic health record incentive income primarily related to Medicare incentives during the first nine months of 2013 and 2012, respectively.

Equity in earnings of affiliates was $29 million and $26 million in the first nine months of 2013 and 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Months Ended September 30, 2013 and 2012 (continued)

Depreciation and amortization increased $38 million, from $1.254 billion in the first nine months of 2012 to $1.292 billion in the first nine months of 2013.

Interest expense increased from $1.336 billion in the first nine months of 2012 to $1.392 billion in the first nine months of 2013 due to an increase in the average debt balance. Our average debt balance was $28.385 billion for the first nine months of 2013 compared to $27.211 billion for the first nine months of 2012. The average effective interest rate for our long term debt was 6.6% for each of the nine months ended September 30, 2013 and 2012.

During the first nine months of 2013 and 2012, we recorded net losses on sales of facilities of $13 million and net gains on sales of facilities of $4 million, respectively.

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

The effective tax rates were 38.3% and 37.1% for the first nine months of 2013 and 2012, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $288 million for the first nine months of 2012 to $310 million for the first nine months of 2013. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.454 billion in the first nine months of 2013 compared to $2.912 billion in the first nine months of 2012. The $458 million decline in cash provided by operating activities in the first nine months of 2013 compared to the first nine months of 2012 related primarily to a decline in net income of $137 million and a negative impact from changes in working capital items of $330 million. The combined interest payments and net tax payments in the first nine months of 2013 and 2012 were $1.940 billion and $1.832 billion, respectively. Working capital totaled $2.352 billion at September 30, 2013 and $1.591 billion at December 31, 2012.

Cash used in investing activities was $1.674 billion in the first nine months of 2013 compared to $1.340 billion in the first nine months of 2012. Excluding acquisitions, capital expenditures were $1.347 billion in the first nine months of 2013 and $1.268 billion in the first nine months of 2012. During the first nine months of 2013, we expended $278 million for the acquisition of The Outsource Group and $146 million for three hospitals that became effective October 1, 2013. We also expended $39 million to acquire nonhospital health care facilities during the first nine months of 2013. We expended $58 million for the acquisition of a hospital facility and $109 million to acquire nonhospital health care facilities during the first nine months of 2012. Capital expenditures, excluding acquisitions, are expected to approximate $2.0 billion in 2013. At September 30, 2013, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.60 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $31 million and $17 million from sales of health care entities during the first nine months of 2013 and 2012, respectively. We received net cash flows from our investments of $97 million and $73 million in the first nine months of 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities totaled $1.001 billion during the first nine months of 2013 compared to $1.473 billion during the first nine months of 2012. During the first nine months of 2013, net cash flows used in financing activities included net debt repayments of $670 million, distributions to noncontrolling interests of $308 million, distributions to stockholders of $13 million and receipts of $70 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first nine months of 2012, net cash flows used in financing activities included net debt repayments of $214 million, distributions to noncontrolling interests of $303 million, distributions to stockholders of $983 million and receipts of $82 million of income tax benefits for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $28.377 billion at September 30, 2013. Our interest expense was $1.392 billion for the first nine months of 2013 and $1.336 billion for the first nine months of 2012. The increase in interest expense was due to the increase in the average debt balance.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.334 billion and $2.594 billion available as of September 30, 2013 and October 31, 2013, respectively) and anticipated access to public and private debt markets.

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $465 million and $570 million at September 30, 2013 and December 31, 2012, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $313 million and $352 million at September 30, 2013 and December 31, 2012, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $949 million and $896 million at September 30, 2013 and December 31, 2012, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $321 million. We estimate that approximately $258 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $462 million and $3 million, respectively, at September 30, 2013. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2013, we had a net unrealized gain of $11 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our 100% owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the 100% owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize other-than-temporary impairments on our investment securities in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue-specific factors.

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

With respect to our interest-bearing liabilities, approximately $3.545 billion of long-term debt at September 30, 2013 was subject to variable rates of interest, while the remaining balance in long-term debt of $24.832 billion at September 30, 2013 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 6.6% for each of the nine months ended September 30, 2013 and 2012.

The estimated fair value of our total long-term debt was $29.492 billion at September 30, 2013. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $35 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

IRS Examinations

We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2011 federal income tax return in 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

IRS Examinations (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data

	2013	2012
Number of hospitals in operation at:
March 31	162	164
June 30	161	163
September 30	162	162
December 31		162
Number of freestanding outpatient surgical centers in operation at:
March 31	113	109
June 30	114	110
September 30	114	112
December 31		112
Licensed hospital beds at(a):
March 31	41,891	41,815
June 30	41,792	41,817
September 30	42,038	41,884
December 31		41,804
Weighted average licensed beds(b):
Quarter:
First	41,867	41,740
Second	41,842	41,789
Third	42,005	41,873
Fourth		41,777
Year		41,795
Average daily census(c):
Quarter:
First	24,147	23,284
Second	22,523	22,113
Third	22,099	22,122
Fourth		22,567
Year		22,521
Admissions(d):
Quarter:
First	444,200	443,300
Second	433,000	428,200
Third	432,600	430,500
Fourth		438,700
Year		1,740,700
Equivalent admissions(e):
Quarter:
First	708,000	711,100
Second	708,700	700,800
Third	711,800	705,200
Fourth		715,000
Year		2,832,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data—(continued)

	2013	2012
Average length of stay (days)(f):
Quarter:
First	4.9	4.8
Second	4.7	4.7
Third	4.7	4.7
Fourth		4.7
Year		4.7
Emergency room visits(g):
Quarter:
First	1,749,300	1,688,400
Second	1,726,400	1,714,200
Third	1,738,100	1,724,000
Fourth		1,785,400
Year		6,912,000
Outpatient surgeries(h):
Quarter:
First	211,100	217,500
Second	222,200	219,800
Third	215,600	212,300
Fourth		224,000
Year		873,600
Inpatient surgeries(i):
Quarter:
First	124,700	128,300
Second	126,500	126,700
Third	128,900	124,700
Fourth		126,800
Year		506,500
Days revenues in accounts receivable(j):
Quarter:
First	52	53
Second	53	50
Third	54	52
Fourth		51
Year		52
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$44,791	$41,377
Second	44,203	40,327
Third	43,945	40,125
Fourth		43,785
Year		165,614
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	37%	37%
Second	38%	39%
Third	38%	38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data—(continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at September 30, 2013 (m):
Medicare and Medicaid	13%	1%	2%
Managed care and other discounted	20	4	5
Uninsured	19	9	27

Total	52%	14%	34%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the period divided by the revenues per day.
(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(m)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.029 billion (each 1% is equivalent to approximately $100 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. The Company has filed a motion to again stay the state derivative action pending developments in the class action but the Court has not yet acted on that motion. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors is substantially similar to the earlier filed state derivative action and the Company is attempting to consolidate the two state actions.

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

ITEM 1A.	RISK FACTORS

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

ITEM 6.	EXHIBITS

(a) List of Exhibits:

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from our quarterly report on Form 10-Q for the quarters ended September 30, 2013 and 2012, filed with the SEC on November 6, 2013, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2013 and 2012, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2013 and 2012, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ R. MILTON JOHNSON
R. Milton Johnson
President and Chief Financial Officer

Date: November 6, 2013