Form 10-K
period 2013-12-31
HCA Holdings, Inc.
filed 2014-02-26
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2014, there were 440,512,800 outstanding shares of the Registrant’s common stock. As of June 30, 2013, the aggregate market value of the common stock held by nonaffiliates was approximately $9.867 billion. For purposes of the foregoing calculation only, Hercules Holding II, LLC and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

General

HCA Holdings, Inc. is one of the leading health care services companies in the United States. At December 31, 2013, we operated 165 hospitals, comprised of 159 general, acute care hospitals; five psychiatric hospitals; and one rehabilitation hospital. In addition, we operated 115 freestanding surgery centers. Our facilities are located in 20 states and England.

The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization (as defined below) and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The term “affiliates” means direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA, and the term “employees” refers to employees of affiliates of HCA.

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

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock. Certain of our stockholders also sold 57,410,700 shares of our common stock in this offering. During December 2012, February 2013 and November 2013, certain Investors sold 32,000,000 shares, 50,000,000 shares and 30,000,000 shares, respectively, of our common stock. We did not receive any proceeds from the shares sold by the selling stockholders in any of these offerings. Our common stock is traded on the New York Stock Exchange (symbol “HCA”).

The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. Our principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and our telephone number is (615) 344-9551.

Corporate Reorganization

On November 22, 2010, HCA Inc. reorganized by creating a new holding company structure (the “Corporate Reorganization”). We are the parent company, and HCA Inc. is our 100% owned direct subsidiary. As part of the Corporate Reorganization, HCA Inc.’s outstanding shares of capital stock were automatically converted, on a share for share basis, into identical shares of our common stock. As a result of the Corporate Reorganization, we are deemed the successor registrant to HCA Inc. under the Exchange Act. As part of the Corporate Reorganization, we became a guarantor but did not assume the debt of HCA Inc.’s outstanding secured notes.

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

At December 31, 2013, we owned and operated 159 general, acute care hospitals with 42,240 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

At December 31, 2013, we operated five psychiatric hospitals with 556 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

We also operate outpatient health care facilities, which include freestanding ambulatory surgery centers (“ASCs”), freestanding emergency care facilities, diagnostic and imaging centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of our strategy to develop comprehensive health care networks in select communities. Most of our ASCs are operated through partnerships or limited liability companies, with majority ownership of each partnership or limited liability company typically held by a general partner or member that is an affiliate of HCA.

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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. Our revenues from third-party payers and the uninsured for the years ended December 31, 2013, 2012 and 2011 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2013	Ratio	2012	Ratio	2011	Ratio
Medicare	$7,951	23.3%	$8,292	25.1%	$7,653	25.8%
Managed Medicare	3,279	9.6	2,954	8.9	2,442	8.2
Medicaid	1,480	4.3	1,464	4.4	1,845	6.2
Managed Medicaid	1,570	4.6	1,504	4.6	1,265	4.3
Managed care and other insurers	18,654	54.6	17,998	54.5	15,703	52.9
International (managed care and other insurers)	1,175	3.4	1,060	3.2	938	3.2

	34,109	99.8	33,272	100.7	29,846	100.6
Uninsured	2,677	7.8	2,580	7.8	1,846	6.2
Other	1,254	3.7	931	2.8	814	2.7

Revenues before provision for doubtful accounts	38,040	111.3	36,783	111.3	32,506	109.5
Provision for doubtful accounts	(3,858)	(11.3)	(3,770)	(11.3)	(2,824)	(9.5)

Revenues	$34,182	100.0%	$33,013	100.0%	$29,682	100.0%

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

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans, including plans offered through the American Health Benefit Exchanges (“Exchanges”). These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care under our charity care policy. These discounts are similar to those provided to many local managed care plans. In implementing the uninsured discount policy, we attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions began on March 1, 2013, with CMS imposing a 2% reduction on Medicare claims beginning on April 1, 2013. These reductions have been extended through 2024.

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

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), provides for annual decreases to the market basket, including the following reductions for each of the following federal fiscal years: 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, the Centers for Medicare & Medicaid Services (“CMS”) estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019. The American Taxpayer Relief Act of 2012 requires a negative documentation and coding adjustment for four years beginning in federal fiscal year 2014. It is estimated that this documentation and coding adjustment will reduce Medicare inpatient PPS payments by $10.5 billion. A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

For federal fiscal year 2013, CMS increased the MS-DRG rate by 2.8%. This increase reflected a 2.6% market basket increase, the 0.1% reduction required by the Health Reform Law, a negative 0.7% productivity adjustment, a negative 1.9% prospective documentation and coding adjustment and a positive 2.9% retrospective documentation and coding adjustment. For federal fiscal year 2014, CMS issued a final rule that results in a net increase of 0.7%. This increase reflects a 2.5% market basket increase, the 0.3% reduction required by the Health Reform Law, a negative 0.5% productivity adjustment, a negative 0.8% prospective documentation and coding adjustment and a negative 0.2% adjustment to offset projected spending increases associated with new admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Compliance with the two midnight rule was required beginning October 1, 2013 and will become subject to Recovery Audit Contractor (“RAC”) audits beginning October 1, 2014.

CMS has implemented or is implementing a number of programs and requirements intended to transform Medicare from a passive payer to an active purchaser of quality goods and services. For example, hospitals receive a 2% reduction to their market basket updates if they fail to submit data for patient care quality indicators to the Secretary of the Department of Health and Human Services (“HHS”). Beginning in federal fiscal year 2015, hospitals that do not participate will lose an additional one-quarter of the percentage increase in their payment updates. All of our hospitals paid under the Medicare inpatient PPS are participating in the quality initiative by submitting the requested quality data. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle all of our hospitals to the full market basket adjustment.

Further, Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission. In this situation, the case is paid as though the secondary diagnosis was not present. There are currently 11 categories of conditions on the list of HACs. In addition, CMS has established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. The Health Reform Law provides for reduced payments based on a hospital’s HAC rates. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Beginning in federal fiscal year 2013 and continuing in each federal fiscal year, inpatient payments are reduced if a hospital experiences “excess” readmissions within the 30-day time period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS. Hospitals with what CMS defines as excess readmissions for these conditions receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments are reduced is determined by comparing the hospital’s performance for each condition using three years of discharge data to a risk-adjusted national average, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions was capped at 1% for federal fiscal year 2013, but this reduction increased to 2% for federal fiscal year 2014, and will increase to 3% for federal fiscal year 2015 and thereafter. Each hospital’s performance is publicly reported by CMS.

The Health Reform Law additionally establishes a hospital value-based purchasing program to further link payments to quality and efficiency. For each federal fiscal year, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. The total amount collected from these reductions is pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and certain clinical measures. In federal fiscal year 2014, there are 17 measures by which hospitals will be scored. CMS estimates that it will distribute $1.1 billion in federal fiscal year 2014 to hospitals under the value-based purchasing program.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. For federal fiscal year 2013, CMS established an outlier threshold of $21,821, and for federal fiscal year 2014, CMS reduced the outlier threshold to $21,748. We do not anticipate that the decrease to the outlier threshold for federal fiscal year 2014 will have a material impact on our results of operations.

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

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. The Health Reform Law provides for reductions to the market basket update, including the following reductions for each of the following calendar years: 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For each calendar year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019. For calendar year 2013, CMS increased APC payment rates by 1.8%, which represented the full market basket update of 2.6%, a negative 0.7% productivity adjustment and the negative 0.1% adjustment required by the Health Reform Law. For calendar year 2014, CMS has issued a final rule that increases the APC payment rate by 1.7%, which includes the full market basket update of 2.5%, a negative 0.5% productivity adjustment and the negative 0.3% adjustment required by the Health Reform Law. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Health Reform Law also provides for reductions to the market basket update, including the following reductions for each of the following federal fiscal years: 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the IRF PPS by $5.7 billion from 2010 to 2019. For federal fiscal year 2013, CMS updated inpatient rehabilitation rates by 1.9%, which reflected a 2.7% market basket increase, a negative 0.7% productivity adjustment and a 0.1% reduction required by the Health Reform Law. For federal fiscal year 2014, CMS has issued a final rule updating inpatient rehabilitation rates by 1.8%, which reflects a 2.6% market basket increase, a negative 0.5% productivity adjustment and a 0.3% reduction required by the Health Reform Law. In addition, beginning in federal fiscal year 2014, IRFs are required to report quality measures to CMS or they will receive a 2% reduction to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2013, we had one rehabilitation hospital and 48 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed under a prospective payment system (the “IPF PPS”), a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. The rehabilitation, psychiatric and long-term care market basket update is used to update the IPF PPS. The Health Reform Law also provides for reductions to the market basket update, including the following reductions for the following federal fiscal years: 0.1% in 2014; 0.3% in 2015, 0.2% in 2016 and 2017 and 0.75% in 2018, 2019 and 2020. For each payment year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the IPF PPS by $4.3 billion from 2010 to 2019. For federal fiscal year 2013, CMS increased inpatient psychiatric payment rates by 1.9%, including a market basket increase of 2.7%, reduced by a 0.7% productivity adjustment and a reduction of 0.1% as required by the Health Reform Law. For federal fiscal year 2014, CMS has increased inpatient psychiatric payment rates by 2%, including a market basket increase of 2.6%, reduced by a 0.5% productivity adjustment and 0.1% as required by the Health Reform Law. Beginning in federal fiscal year 2014, inpatient psychiatric facilities will be required to report quality measures to CMS or will receive a 2% reduction to the market basket update. As of December 31, 2013, we had five psychiatric hospitals and 45 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2014, CMS has issued a final rule that provides for a 1.2% annual update to ASC payments, which includes the market basket update of 1.7% and a negative 0.5% productivity adjustment. In addition, CMS has also established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures will receive a 2% reduction in reimbursement.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. These reductions are scheduled to be effective April 1, 2014. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. The most recent legislative delay provided a 0.5% increase in payment rates through March 31, 2014. The Senate Finance Committee, the House Ways and Means Committee, and the House Energy and Commerce Committee recently agreed upon legislation that, if enacted, will discontinue use of the SGR formula, thereby eliminating the scheduled payment reductions. The legislation would also provide an annual payment increase of 0.5% beginning in 2014 and extending through 2018 and would maintain 2018 rates through 2023. In addition, the legislation would require CMS to transition physician payments to a more value-based model beginning in 2018.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes, while slightly negative in the aggregate, is not anticipated to have a material financial impact for 2014. Based on the Health Reform Law’s mandate, HHS submitted recommendations on reform to the Medicare wage index system, but Congress has not yet acted on the proposed reforms.

Medicare reimburses hospitals for a portion of bad debts resulting from deductible and coinsurance amounts that are uncollectable from Medicare beneficiaries. The Middle Class Tax Relief and Jobs Creation Act of 2012 (the “Jobs Creation Act”) reduced the percentage of bad debt amounts that Medicare reimburses from 70% to 65%. These reductions were intended to offset, in part, the impact of the legislative delay of the SGR reductions in physician compensation under the PFS. The U.S. Congress is considering legislation to address the SGR reductions, but has not yet enacted it into law.

As required by the MMA, CMS has implemented contractor reform whereby CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”), which are geographically assigned and service both Part A and Part B providers within a given jurisdiction. CMS awarded initial contracts to all 15 MAC jurisdictions, but CMS is currently engaged in a consolidation strategy to move from 15 MAC jurisdictions to 10. While chain providers had the option of having all hospitals use one home office MAC, we chose to use the MACs assigned to the geographic areas in which our hospitals are located. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

Under the RAC program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. CMS has implemented the RAC program on a permanent, nationwide basis as required by statute. The compensation for the RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify.

Historically, RACs have conducted their reviews on a post-payment basis. However, CMS has also established the Recovery Audit Prepayment Review (“RAPR”) demonstration, that allows RACs to perform prepayment reviews. Under the RAPR demonstration, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with claims for short stay inpatient hospital services. These reviews focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays. The RAPR demonstration began in 2012 and runs for a three year period.

We have established policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable through administrative and judicial processes, and we pursue reversal of adverse determinations at appropriate appeal levels. We are incurring additional costs related to responding to RAC requests and denials, including costs associated with responding to requests for records and pursuing the reversal of payment denials and losses associated with overpayments that are not reversed upon appeal. Amounts that have not been reversed upon appeal have not been significant, but the number and amount of claims subject to RAC review has been steadily increasing, and we expect this trend to continue. Further, HHS has suspended the assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013, so that HHS may work through a backlog of appeals. Thus, we will experience a significant delay in appealing any RAC payment denials that occur during the suspension period. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Managed Medicare

Under the Managed Medicare program, the federal government contracts with private health plans to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. MMA increased reimbursement to managed Medicare plans and expanded Medicare beneficiaries’ health care options. The Health Reform Law reduces, over a three year period starting in 2012, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law requires managed Medicare plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law also implements fee payment adjustments based on service benchmarks and quality ratings. The Congressional Budget Office (“CBO”) has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reduction to be $145 billion. In addition, the Health Reform Law expands the RAC program to include managed Medicare plans. In light of the current economic environment and the Health Reform Law, managed Medicare plans may experience reduced premium payments from CMS, which may lead to increased beneficiary premiums or limits on benefits which, in turn, may cause decreased enrollment in such plans.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. Although the Health Reform Law requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level (“FPL”) by 2014, states may opt out of the expansion without losing existing federal Medicaid funding. For those states that expand Medicaid coverage, the Health Reform Law requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. A number of states, including Texas and Florida, have opted out of the Medicaid expansion, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately decline to implement the Medicaid expansion provisions of the law.

Because most states must operate with balanced budgets and because the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. The current economic environment has increased the budgetary pressures on most states, and these budgetary pressures have resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states.

Certain states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. However, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for children until October 1, 2019.

Federal funds under the Medicaid program may not be used to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. Each state Medicaid program must deny payments to providers for the treatment of health care-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.

Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program through the Medicaid Integrity Program. CMS employs private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicaid claims and identify overpayments. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities. The Health Reform Law increases federal funding for the MIC program and expands the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs to audit payments to Medicaid providers.

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

Accountable Care Organizations and Bundled Payment Initiatives

Pursuant to the Health Reform Law, HHS established a Medicare Shared Savings Program (“MSSP”) that seeks to promote accountability and coordination of care through the creation of Accountable Care Organizations

(“ACOs”). The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program. Participants may choose between two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings and losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, certain waivers are available from fraud and abuse laws for ACOs. CMS has approved over 300 ACOs to participate in the MSSP.

The Health Reform Law created the Center for Medicare & Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the Center for Medicare & Medicaid Innovation is a voluntary bundled payment initiative involving over 400 participants that links payments to participating providers for services provided during an episode of care. As required by the Health Reform Law, HHS established a separate five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. The Health Reform Law also provides for a bundled payment demonstration project for Medicaid services, but CMS has not yet implemented this project. HHS may select up to eight states to participate, and these state programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

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

Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments are reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Thus, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each DSH hospital is then to be paid, out of the reduced DSH payment pool, an amount allocated based upon its estimated cost of providing uncompensated care. In 2013, CMS issued final rules to implement these reductions.

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law, as modified by the Bipartisan Budget Act of 2013, provides for reductions to the Medicaid DSH hospital program in federal fiscal years 2016 through 2020 by the following amounts: 2016 ($1.2 billion); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act, the

American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 provide for additional Medicaid DSH reductions in federal fiscal years 2021, 2022 and 2023 estimated at $4.1 billion, $4.2 billion and $4.3 billion, respectively. CMS has issued a final rule establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. States largely retain the ability to manage the reduced allotments and to allocate these cuts among providers within the state.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 30%, 30%, and 31% of our total admissions for the years ended December 31, 2013, 2012 and 2011, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases that were expected to yield 4% to 6% from managed care payers during 2013, there can be no assurance that we will continue to receive increases in the future. It is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases or the impact of plans offered through the Exchanges on us.

Uninsured and Self-Pay Patients

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2013, approximately 83% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements and incentives, most of which became effective on January 1, 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain coverage as a result of the law, the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals, any changes to the payer mix and any increases in plan structures that result in higher patient responsibility amounts.

Electronic Health Record Incentives

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for Medicare and Medicaid incentive payments for eligible hospitals and for eligible professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology and provides for penalties for eligible hospitals and eligible professionals that do not adopt and meaningfully use EHR technology. Through December 2013, approximately $19 billion in incentive payments have been made through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals.

Under the Medicare incentive program, eligible hospitals that demonstrate meaningful use will receive incentive payments for up to four fiscal years. The Medicare incentive payment amount is the product of three factors: (1) an initial amount comprised of a base amount of $2,000,000, plus $200 for each acute care inpatient discharge, beginning with a hospital’s 1,150th discharge of the applicable year and ending with a hospital’s 23,000th discharge of the applicable year; (2) the “Medicare share,” which is the sum of Medicare Part A and Part C acute care inpatient-bed-days divided by the product of the total acute care inpatient-bed-days and a charity care factor; and (3) a transition factor applicable to the payment year. In order to maximize their incentive payments, acute care hospitals must have begun participating in the incentive program by federal fiscal year 2013. Beginning in federal fiscal year 2015, acute care hospitals that have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will receive reduced market basket updates under inpatient PPS.

Eligible professionals who demonstrate meaningful use are entitled to incentive payments for up to five payment years in an amount equal to 75% of their estimated Medicare allowed charges for covered professional services furnished during the relevant calendar year, subject to an annual limit. Eligible professionals must have begun participating in the incentive payment program by calendar year 2012 in order to maximize their incentive payments and must participate by calendar year 2014 in order to receive any incentive payments. Beginning in calendar year 2015, eligible professionals who have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will face Medicare payment reductions.

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

To qualify for incentive payments under the Medicaid program, providers must either adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology during their first participation year or successfully demonstrate meaningful use of certified EHR technology in subsequent participation years. Payments may be received for up to six participation years. For hospitals, the aggregate Medicaid EHR incentive amount is the product of two factors: (1) the overall EHR amount, which is comprised of a base amount of $2,000,000 plus a discharge-related amount, multiplied by the Medicare share (which is set at one by statute) multiplied by a transition factor, and (2) the “Medicaid share,” which is the estimated Medicaid inpatient-bed days plus estimated Medicaid managed care inpatient bed-days, divided by the product of the estimated total inpatient bed-days and a charity care factor. Under the Medicaid incentive program, eligible professionals may receive payments based on their EHR costs, up to a total amount of $63,750, or for pediatricians, $42,500. There is no penalty for hospitals or professionals under Medicaid for failing to meet EHR meaningful use requirements.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Number of hospitals at end of period(a)	165	162	163	156	155
Number of freestanding outpatient surgery centers at end of period(b)	115	112	108	97	97
Number of licensed beds at end of period(c)	42,896	41,804	41,594	38,827	38,839
Weighted average licensed beds(d)	42,133	41,795	39,735	38,655	38,825
Admissions(e)	1,744,100	1,740,700	1,620,400	1,554,400	1,556,500
Equivalent admissions(f)	2,844,700	2,832,100	2,595,900	2,468,400	2,439,000
Average length of stay (days)(g)	4.8	4.7	4.8	4.8	4.8
Average daily census(h)	22,853	22,521	21,123	20,523	20,650
Occupancy rate(i)	54%	54%	53%	53%	53%
Emergency room visits(j)	6,968,100	6,912,000	6,143,500	5,706,200	5,593,500
Outpatient surgeries(k)	881,900	873,600	799,200	783,600	794,600
Inpatient surgeries(l)	508,800	506,500	484,500	487,100	494,500

(a)	Excludes eight facilities in 2010 and 2009 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes one facility in 2012 and 2011, nine facilities in 2010 and eight facilities in 2009 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

Another major factor in the competitive position of our hospitals is our ability to negotiate service contracts with purchasers of group health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on favorable terms. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. The trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. In addition, as various provisions of the Health Reform Law are implemented, including the Exchanges and limitations on rescissions of coverage and pre-existing condition exclusions, non-government payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases. Most of the plans offered through the Exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier. The importance of obtaining contracts with managed care organizations varies from community to community, depending on the market strength of such organizations.

State certificate of need (“CON”) laws, which place limitations on a health care facility’s ability to expand services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. Before issuing a CON or other approval, these states consider the need for additional or expanded health care facilities or services. In those states that do not require state approval or that set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See Item 1, “Business — Regulation and Other Factors.”

We and the health care industry as a whole face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and managed care contracting for provider services by private and government payers remain ongoing challenges.

Admissions, average lengths of stay and reimbursement amounts continue to be negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Health Reform Law expanded the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, we intend to expand and update our facilities or acquire or construct new facilities where appropriate, to enhance the provision of a comprehensive array of outpatient services, offer market competitive pricing to private payer groups, upgrade facilities and equipment and offer new or expanded programs and services.

Regulation and Other Factors

Licensure, Certification and Accreditation

Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe our health care facilities are properly licensed under applicable state laws. Each of our acute care hospitals located in the United States is eligible to participate in Medicare and Medicaid programs and is accredited by The Joint Commission with the exception of three hospitals acquired in the third quarter of 2013 which are accredited by Det Norske Veritas. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs. If any facility were to lose accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards.

The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure, lapses in reimbursement or other penalties.

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

The HHS Office of Inspector General (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. The OIG provides guidance to the industry through various methods including advisory opinions and “Special Fraud Alerts.” These Special Fraud Alerts do not have the force of law, but identify features of arrangements or transactions that the government believes may cause the arrangements or transactions to violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements that constitute suspect practices, including: (a) payment of any incentive by a hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer, and (l) physician-owned entities (frequently referred to as physician-owned distributorships or PODs) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

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

The fact that conduct or a business arrangement does not fall within a safe harbor or is identified in a Special Fraud Alert, Special Advisory Bulletin or other guidance does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals, other health care facilities and employed physicians, including employment contracts, leases, medical director agreements and professional service agreements. We also have similar relationships with physicians and facilities to which patients are referred from our facilities and other providers. In addition, we provide financial incentives, including minimum revenue guarantees, to recruit physicians into the communities served by our hospitals. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection.

Although we believe our arrangements with physicians and other referral sources and referral recipients have been structured to comply with current law and available interpretations, there can be no assurance regulatory authorities enforcing these laws will determine these financial arrangements comply with the Anti-kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act and other laws, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs.

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” reimbursable by Medicare or Medicaid unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. “Designated health services” include inpatient and outpatient hospital services, clinical laboratory services and radiology services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits physician-owned hospitals established after December 31, 2010 from billing for Medicare or Medicaid patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare or Medicaid. While the Health Reform Law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

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

The Federal False Claims Act and Similar State Laws

The qui tam, or whistleblower, provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Further, the government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. The Health Reform Law expanded the scope of the FCA to cover payments in connection with the Exchanges created under the Health Reform Law, if those payments include any federal funds. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. If a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the FCA, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment in a timely manner. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, may create liability.

The Health Reform Law provides that submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the FCA. In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws. In addition, federal law provides an incentive to states to enact false claims laws comparable to the FCA. A number of states in which we operate have adopted their own false claims provisions as well as their own whistleblower provisions under which a private party may file a civil lawsuit in state court. We have adopted and distributed policies pertaining to the FCA and relevant state laws.

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA and implementing regulations require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. As required by the Health Reform Law, HHS is in the process of adopting standards for additional electronic transactions and establishing operating rules to promote uniformity in the implementation of each standardized electronic transaction. In addition, HIPAA requires that each provider use a National Provider Identifier. CMS has also published a final rule requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Implementing the ICD-10 code sets will require significant administrative changes. Use of the ICD-10 code sets is required beginning October 1, 2014.

The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. ARRA broadened the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle protected health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. HHS has implemented many of these ARRA provisions through a final rule that became effective March 26, 2013. The final rule subjects business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations and revises the requirements for agreements with business associates. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Compliance with the final rule was required beginning September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. In its 2013 final rule, HHS modified this breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA has strengthened the enforcement provisions of HIPAA, including requiring HHS to perform compliance audits, which may result in increased enforcement activity. For example, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. The 2013 final rule implemented many of the ARRA enforcement requirements. In the rule, HHS removed the requirement that HHS attempt to resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, prior to imposing penalties. Instead, HHS has the discretion to resolve violations by moving directly to impose monetary penalties. We enforce a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations and under which a HIPAA compliance group monitors our compliance. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

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

Health Care Industry Investigations

Significant media and public attention has focused in recent years on the hospital industry. This media and public attention, changes in government personnel and other factors have led to increased scrutiny of the health care industry. Except as may be disclosed in our SEC filings, we are not aware of any material investigations of the Company under federal or state health care laws or regulations. It is possible that governmental entities could initiate investigations or litigation in the future at facilities we operate and that such matters could result in significant penalties, as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, including $40 million in federal fiscal year 2014. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Most of the provisions of the Health Reform Law that seek to decrease the number of uninsured became effective January 1, 2014.

Expanded Coverage

Based on the CBO’s February 2014 projection, by 2022, the Health Reform Law will expand coverage to 25 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion

The primary public program coverage expansion is occurring through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. Although the Health Reform Law requires, as of January 1, 2014, all state Medicaid programs to provide, and the federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”), states may opt out of the expansion without losing existing federal Medicaid funding. For states that expand Medicaid coverage, the Health Reform Law also requires those states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. States that choose not to implement the Medicaid expansion will forego funding established by the Health Reform Law to cover most of the expansion costs. A number of states, including Texas and Florida, have chosen not to participate in the expanded Medicaid program, but these states could choose to implement the expansion at a later date. For states that do not participate, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state. According to the CBO’s February 2014 projection, the new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 13 million persons nationwide by 2022.

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

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. However, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for children until October 1, 2019.

Private Sector Expansion

The expansion of health coverage through the private sector as a result of the Health Reform Law occurs through new requirements applicable to health insurers, employers and individuals. Health insurers must keep their annual nonmedical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate to enrollees the amount spent in excess of the percentage. In addition, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old. As of January 1, 2014, health insurers are prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions. This requirement was originally effective January 1, 2014, but has been delayed until January 1, 2015. For employers with 50 to 99 employees, this requirement has been further delayed until January 1, 2016.

The Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. Effective January 1, 2014, individuals are required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is the greater of $95 or 1% of income in 2014, $325 or 2% of income in 2015, $695 or 2.5% of income in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance through the Exchanges will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.

To facilitate the purchase of health insurance by individuals and small employers, the Health Reform Law mandated that each state establish or participate in an Exchange or default to a federally-operated Exchange by January 1, 2014. Based on CBO estimates issued in May 2013, approximately 24 million individuals will obtain their health insurance coverage through an Exchange by 2022. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through an Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in an Exchange must offer a set of minimum benefits, as defined by HHS, and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/copayment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/copayment levels, up to the statutory maximum ($6,250 for 2013 and $6,350 in 2014 for an individual, subject to increases in future years). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/copayment limit. For example, an individual making 100% to 200% of the FPL will have copayments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Public Program Spending

The Health Reform Law provides for Medicare, Medicaid and other federal health care program spending reductions between 2010 and 2019. In March 2010, CMS estimated Medicare fee-for-service reductions from 2010 to 2019 would be $233 billion and the Medicare and Medicaid DSH reductions would be an additional $64 billion. In July 2012, the CBO estimated that from 2013 to 2022, the Health Reform Law reductions would include $415 billion in Medicare fee-for-service market basket and productivity reimbursement reductions, the majority of which will come from hospitals. The CBO estimate included an additional $56 billion in reductions in Medicare and Medicaid DSH funding.

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

The Health Reform Law provides for three types of annual reductions in the market basket. The first is a general reduction of a specified percentage each federal fiscal year that began in 2010 and extends through 2019. The remaining reductions are as follows: 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).

The second type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in federal fiscal year 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2014, CMS has announced a negative 0.5% productivity adjustment to the market basket. In 2010, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019.

The third type of reduction is in connection with the value-based purchasing program discussed in more detail below. For each federal fiscal year, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that satisfy certain quality metrics. While some or all of these reductions may be recovered if a hospital satisfies these quality metrics, the recovery amounts may be delayed.

If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals.

Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, HHS was directed to implement a value-based purchasing program for inpatient hospital services. This program rewards hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS considerable discretion over the value-based purchasing program. Under the value-based purchasing program for hospital inpatient services, CMS will distribute an estimated $1.1 billion in federal fiscal year 2014 to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. Hospitals are scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and certain clinical measures. In federal fiscal year 2014, there are 17 measures by which hospitals will be scored. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. CMS published the value-based incentive payment adjustment factor for each hospital for federal fiscal year 2014 discharges on November 14, 2013.

Second, beginning in federal fiscal year 2013 and continuing in each federal fiscal year, inpatient payments are reduced if a hospital experiences “excess readmissions” within the 30-day period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS. Hospitals with what CMS defines as “excess readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments will be reduced if a hospital experiences excess readmissions is determined by comparison of the hospital’s readmission performance to a risk-adjusted national average and is subject to a cap established by CMS. Each hospital’s performance is publicly reported by CMS.

Third, reimbursement will be reduced based on a facility’s HAC rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. In addition, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs. CMS implemented this prohibition for services with dates beginning July 1, 2012. States may add additional provider-preventable conditions to the list of HACs for which Medicaid reimbursement will not be allowed.

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

Medicare and Medicaid DSH Payments. The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments are reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital is then paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care, which was not the basis for DSH payments prior to implementation of the Health Reform Law. In 2013, CMS issued final rules to implement these reductions.

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law, as modified by the Bipartisan Budget Act of 2013, provides for reductions to the Medicaid DSH hospital program in federal fiscal years 2016 through 2020 by the following amounts: 2016 ($1.2 billion); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act and the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 provide for additional Medicaid DSH reductions in federal fiscal years 2021, 2022 and 2023 estimated at $4.1 billion, $4.2 billion and $4.3 billion, respectively. CMS has issued a final rule establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. States largely retain the ability to manage the reduced allotments and to allocate these cuts among providers within the state.

ACOs. Pursuant to the Health Reform Law, HHS established the MSSP, which seeks to promote accountability and coordination of care through the creation of ACOs. The MSSP allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. Participants may choose between two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings and losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, certain waivers are available from fraud and abuse laws for ACOs. CMS has approved over 300 ACOs to participate in the MSSP.

Bundled Payment Pilot Programs. The Health Reform Law created the Center for Medicare & Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the Center for Medicare & Medicaid Innovation is a voluntary bundled payment initiative involving over 400 participants that will link payments to participating providers for services provided during an episode of care. In addition, as required by the Health Reform Law, HHS established a five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations may enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS has discretion to determine how the program will function, including what medical conditions will be included in the program and the amount of the payment for each condition. The Health Reform Law also provides for a five-year bundled payment pilot program for Medicaid services, but CMS has not yet implemented this program. HHS may select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and the HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

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

Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. In 2013, approximately 14.4 million Medicare beneficiaries elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period starting in 2012, premium payments to the MA plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law implements fee payment adjustments based on service benchmarks and quality ratings. As a result of these changes, payments to MA plans are estimated to be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments paid by the federal government may cause some plans to raise beneficiary premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.

Physician-Owned Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare and Medicaid after December 31, 2010. While the law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

Program Integrity and Fraud and Abuse

The Health Reform Law makes several significant changes to health care fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over 10 years to fight health care fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans and Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the rules for returning overpayments made by governmental health programs and expands FCA liability to include failure to timely repay identified overpayments.

Impact of Health Reform Law on the Company

The expansion of health insurance coverage under the Health Reform Law may result in an increase in the number of patients using our facilities who have either private or public program coverage. In addition, the Health Reform Law provides for initiatives that create possible sources of additional revenue, such as ACOs. However, any positive effects of the Health Reform Law could be offset, and the Company could be significantly impacted, by reductions to the Medicare and Medicaid programs. Substantial uncertainty remains regarding the net effect of the Health Reform Law on the Company because the resolution of a number of material factors remains unclear, including the following:

•	how many states will ultimately implement the Medicaid expansion provisions and under what terms;

•

the potential for and impact of further delays in or complications related to implementation of the Health Reform Law (for example, there were significant problems during the initial implementation of the Exchanges that negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance);

•	the possibility of enactment of additional federal or state health care reforms and possible changes to the Health Reform Law;

•	our ability to participate in health insurance plans offered through the Exchanges and the terms of our participation as well as treatment of out of network claims;

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO’s February 2014 estimates, by 2022, the Health Reform Law will expand coverage to 25 million additional individuals);

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

•

the rate paid to hospitals by private payers for newly covered individuals and individuals with existing coverage, including those covered through the Exchanges and those who might be covered under the Medicaid program;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing provisions of the Health Reform Law on our hospitals’ revenues and the effects of other quality programs;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented (42% of our revenues in 2013 were from Medicare and Medicaid);

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions and the allocation of the Medicaid DSH reductions to our hospitals;

•	how successful ACOs will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•

whether the Company’s revenues from Medicaid supplemental programs developed through a federally approved waiver program (“Waiver Program”), will be adversely affected because there may be reductions in available state and local government funding for the programs; and

•	the impact of efforts to repeal or revise the Health Reform Law and remaining or new federal lawsuits challenging its constitutionality.

General Economic and Demographic Factors

The health care industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. The federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on federal health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures, increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in our collecting patient receivables for copayment and deductible amounts. The Health Reform Law seeks to decrease over time the number of uninsured individuals, but it is difficult to predict the full impact of the Health Reform Law.

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

Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the DOJ. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

Environmental Matters

We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. We do not believe that we will be required to expend any material amounts in order to comply with these laws and regulations.

Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject to a $5 million per occurrence self-insured retention, our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

We purchase, from unrelated insurance companies, coverage for directors and officers liability and property loss in amounts we believe are adequate. The directors and officers liability coverage includes a $5 million corporate deductible. In addition, we will continue to purchase coverage for our directors and officers on an ongoing basis. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $500,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs

At December 31, 2013, we had approximately 215,000 employees, including approximately 53,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2013, certain employees at 38 of our domestic hospitals are represented by various labor unions. While no elections are expected in 2014, it is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

Executive Officers of the Registrant

As of January 31, 2014, our executive officers were as follows:

Name	Age	Position(s)
Richard M. Bracken	61	Chairman of the Board
R. Milton Johnson	57	Chief Executive Officer, President and Director
David G. Anderson	66	Senior Vice President — Finance and Treasurer
Victor L. Campbell	67	Senior Vice President
Jana J. Davis	55	Senior Vice President — Corporate Affairs
Jon M. Foster	52	President — American Group
Charles J. Hall	60	President — National Group
Samuel N. Hazen	53	President — Operations
A. Bruce Moore, Jr.	53	President — Service Line and Operations Integration
P. Martin Paslick	54	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	52	President — Clinical Services Group and Chief Medical Officer
William B. Rutherford	50	Chief Financial Officer and Executive Vice President
Joseph A. Sowell, III	57	Senior Vice President and Chief Development Officer
Joseph N. Steakley	59	Senior Vice President — Internal Audit Services
John M. Steele	58	Senior Vice President — Human Resources
Donald W. Stinnett	57	Senior Vice President and Controller
Juan Vallarino	53	Senior Vice President — Employer and Payer Engagement
Robert A. Waterman	60	Senior Vice President, General Counsel and Chief Labor Relations Officer
Alan R. Yuspeh	64	Senior Vice President and Chief Ethics and Compliance Officer

Richard M. Bracken has served as Chairman of the Board since December 2009. Mr. Bracken served as Chief Executive Officer from January 2009 through December 2013. Mr. Bracken served as President and Chief Executive Officer from January 2009 to December 2009. Mr. Bracken was appointed Chief Operating Officer in July 2001 and served as President and Chief Operating Officer from January 2002 to January 2009. Mr. Bracken served as President — Western Group of the Company from August 1997 until July 2001. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. Prior to 1995, Mr. Bracken served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.

R. Milton Johnson has served as Chief Executive Officer and President since January 1, 2014. Prior to that time, Mr. Johnson had served as President and Chief Financial Officer of the Company since February 2011 and was appointed as a director in December 2009. Mr. Johnson served as Executive Vice President and Chief Financial Officer from July 2004 to February 2011 and as Senior Vice President and Controller of the Company from July 1999 until July 2004. Mr. Johnson served as Vice President and Controller of the Company from November 1998 to July 1999. Prior to that time, Mr. Johnson served as Vice President — Tax of the Company from April 1995 to October 1998. Prior to that time, Mr. Johnson served as Director of Tax for Healthtrust, Inc. — The Hospital Company from September 1987 to April 1995.

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

Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell serves on the board of the Nashville Health Care Council, as a member of the American Hospital Association’s President’s Forum, and serving as Chairman of the Federation of American Hospitals from March 2013 to March 2014.

Jana J. Davis was appointed Senior Vice President — Corporate Affairs of the Company in December 2012. Prior to that time, she served as the Company’s Senior Vice President — Communications from February 2011 to December 2012 and Vice President of Communications from November 1997 to February 2011. Ms. Davis joined HCA in 1997 from Burson-Marsteller, where she was a Managing Director and served as Corporate Practice Chair for Latin American operations. Ms. Davis also held a number of Public Affairs positions in the George H.W. Bush and Reagan Administrations. Ms. Davis is an attorney and serves as chair of the Public Relations Committee for the Federation of American Hospitals.

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

P. Martin Paslick was appointed Senior Vice President and Chief Information Officer of the Company in June 2012. Prior to that time, he served as Vice President and Chief Operating Officer of Information

Technology & Services from March 2010 to May 2012 and Vice President — Information Technology & Services Field Operations from September 2006 to February 2010. From January 1998 to September 2006, he served in various Vice President roles in the Company’s Information Technology & Services department. Mr. Paslick joined the Company in 1985.

Dr. Jonathan B. Perlin was appointed President — Clinical Services Group and Chief Medical Officer in November 2007. Dr. Perlin had served as Chief Medical Officer and Senior Vice President — Quality of the Company from August 2006 to November 2007. Prior to joining the Company, Dr. Perlin served as Under Secretary for Health in the U.S. Department of Veterans Affairs since April 2004. Dr. Perlin joined the Veterans Health Administration in November 1999 where he served in various capacities, including as Deputy Under Secretary for Health from July 2002 to April 2004, and as Chief Quality and Performance Officer from November 1999 to September 2002. He also is Chairman-elect for the American Hospital Association.

William B. Rutherford has served as the Company’s Chief Financial Officer and Executive Vice President since January 2014. Mr. Rutherford previously served as Chief Operating Officer of the Company’s Clinical and Physician Services Group since January 2011 and Chief Financial Officer of the Company’s Outpatient Services Group from November 2008 to January 2011. Prior to that time, Mr. Rutherford was employed by Summit Consulting Group of Tennessee from July 2007 to November 2008 and was Chief Operating Officer of Psychiatric Solutions, Inc. from March 2006 to June 2007. Mr. Rutherford also previously served in various positions with the Company from 1986 to 2005, including Chief Financial Officer of what was then the Company’s Eastern Group, Director of Internal Audit and Director of Operations Support.

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

Juan Vallarino was appointed Senior Vice President — Employer and Payer Engagement (former Senior Vice President — Strategic Pricing and Analytics) in February 2011. Prior to that time, Mr. Vallarino served as Vice President — Strategic Pricing and Analytics since October 2006. Prior to that, Mr. Vallarino served as Vice President of Managed Care for the Western Group of the Company from January 1998 to October 2006.

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

We are highly leveraged. As of December 31, 2013, our total indebtedness was $28.376 billion. As of December 31, 2013, we had availability of $1.942 billion under our senior secured revolving credit facility and $60 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

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

Under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance we will continue to meet those ratios. A breach of any of these covenants could result in a default under both the cash flow credit facility and the asset-based revolving credit facility. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders thereunder could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged a significant portion of our assets under our senior secured credit facilities and that collateral is also pledged as collateral under our first lien notes. If any of the lenders under the senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance there will be sufficient assets to repay the senior secured credit facilities, the first lien notes and our other indebtedness.

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

In addition, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals face competition from competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Our hospitals compete with specialty hospitals and with both our own and unaffiliated freestanding surgery centers for market share in certain high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Further, if our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

The growth of uninsured and patient due accounts and a deterioration in the collectability of these accounts could adversely affect our results of operations.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2013, our allowance for doubtful accounts represented approximately 93% of the $5.927 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $11.214 billion for 2011 to $13.841 billion for 2012 and to $15.565 billion for 2013.

Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including conditions impacting the overall economy and continued high unemployment. The Health Reform Law seeks to decrease, over time, the number of uninsured individuals through reforms, most of which became effective January 1, 2014, but it is difficult to predict the full impact of the Health Reform Law. For example, a number of states have opted out of the Medicaid expansion. These states could choose to implement the expansion at a later date, and it is unclear how many states will ultimately decline to implement the Medicaid expansion provisions of the law. Further, the President has delayed until January 1, 2015, implementation of the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines. For employers with 50 to 99 employees, this mandate has been further delayed until January 1, 2016. Even after full implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for individuals residing in states that choose not to implement the Medicaid expansion, for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and for certain others who may not have insurance coverage. Further, implementation of the Health Reform Law could result in some patients terminating their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, which shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 42% of our revenues from the Medicare and Medicaid programs in 2013. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. The Budget Control Act of 2011 (the “BCA”) provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The BCA spending reductions began on March 1, 2013, with CMS imposing a 2% reduction on Medicare claims beginning on April 1, 2013. These reductions have been extended by Congress through 2024. We are unable to predict what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts. These reductions are in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, CMS has established what is referred to as the “two midnight rule,” which provides that Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights absent unusual circumstances. Compliance with the rule became required for admissions beginning October 1, 2013 and will become subject to RAC audits beginning October 1, 2014.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. The economic downturn increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely may continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, which could result in Medicaid supplemental payments being reduced or eliminated. CMS approved a five-year Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. However, we cannot predict whether the Texas private supplemental Medicaid Waiver Program will continue or guarantee that revenues recognized from the program will not decrease.

The Health Reform Law made changes to the Medicaid program and will likely cause additional changes in the future. For example, the Health Reform Law provides for material reductions to Medicaid DSH funding. The Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish or participate in Exchanges and to participate in grants and other incentive opportunities. A number of states have opted out of the Medicaid expansion provisions of the Health Reform Law, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately decline to implement the Medicaid expansion provisions of the law.

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

The Health Reform Law changes how health care services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment and expansion of programs that tie reimbursement to quality and integration. In addition, the law reforms certain aspects of health insurance, contains provisions intended to strengthen fraud and abuse enforcement and establishes ACOs and bundled payment pilot programs. The expansion of health insurance coverage under the Health Reform Law may result in an increase in the number of patients using our facilities who have either private or public program coverage, and our facilities may benefit from Health Reform Law initiatives that create possible sources of additional revenue. However, any positive effects of the Health Reform Law could be offset and the Company could be significantly impacted by reductions to the Medicare and Medicaid programs. Substantial uncertainty remains regarding the net effect of the Health Reform Law on the Company because the resolution of a number of material factors remains unclear, including the following:

•	how many states will ultimately implement the Medicaid expansion provisions and under what terms;

•	the potential for and impact of further delays in or complications related to implementation of the Health Reform Law (for example, there were significant problems during the initial implementation of the Exchanges that negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance);

•	the possibility of enactment of additional federal or state health care reforms and possible changes to the Health Reform Law;

•	our ability to participate in health insurance plans offered through the Exchanges and the terms of our participation as well as treatment of out of network claims;

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO’s February 2014 estimates, by 2022, the Health Reform Law will expand coverage to 25 million additional individuals);

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

•

the rate paid to hospitals by private payers for newly covered individuals and individuals with existing coverage including those covered through the Exchanges, and those who might be covered under the Medicaid program;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing provisions of the Health Reform Law on our hospitals’ revenues and the effects of other quality programs;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented (42% of our revenues in 2013 were from Medicare and Medicaid);

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions and the allocation of the Medicaid DSH reductions to our hospitals;

•	how successful ACOs will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•

whether the Company’s revenues from Medicaid supplemental programs developed through a federally approved waiver program (“Waiver Program”), will be adversely affected because there may be reductions in available state and local government funding for the programs; and

•	the impact of efforts to repeal or revise the Health Reform Law and remaining or new federal lawsuits challenging its constitutionality.

If we are unable to retain and negotiate favorable contracts with nongovernment payers, including managed care plans, our revenues may be reduced.

Our ability to obtain favorable contracts with nongovernment payers, including HMOs, PPOs and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers (domestic only) accounted for 54.6%, 54.5% and 52.9% of our revenues for 2013, 2012 and 2011, respectively. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the Exchanges, nongovernment payers increasingly may demand reduced fees and utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases and participate in plan networks on favorable terms. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

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

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	classification of level of care provided, including proper classification of inpatient admissions, observation services and outpatient care;

•	relationships with physicians and other referral sources and referral recipients;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors; and

•	addition of facilities and services.

Among these laws are the federal Anti-kickback Statute, the federal Stark Law, the federal FCA and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals, other health care facilities and employed physicians or who are the recipients of referrals, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

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

CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. In February 2012, CMS initiated a RAC prepayment demonstration program in 11 states. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and Medicaid claims. RAC denials are appealable; however, HHS has imposed a suspension of assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013. This suspension will delay our ability to appeal RAC payment denials during this period. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increases federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities.

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

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and commercial third-party payers designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by health plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Law expanded the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations. Additionally, trends in physician treatment protocols and managed care health plan design, such as plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies.

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

The industry trend toward value-based purchasing may negatively impact our revenues.

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

Hospitals with excess readmission rates for conditions designated by HHS will receive a reduction in operating payments for all Medicare inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions is capped at 2% for federal fiscal year 2014 and 3% for federal fiscal year 2015 and thereafter.

As required by the Health Reform Law, HHS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 1.25% in federal fiscal year 2014. This percentage will increase by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years. HHS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS estimates that it will distribute $1.1 billion to hospitals in federal fiscal year 2014 based on their achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.

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

Any system failure that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenues. We have implemented multiple layers of security measures through technology, processes, and our people; utilize current security technologies; and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information technology systems create risk of cyber security incidents that could impact availability of systems. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy and security laws, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

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

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified EHR technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. During 2013, we received Medicare and Medicaid incentive payments for being a meaningful user of certified EHR technology and recorded incentive income of $216 million for the year.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. During 2013, we incurred $113 million of operating expenses to implement our certified EHR technology and to meet meaningful use. If our eligible hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing certified EHR technology. Further, eligible providers that have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Failure to implement and continue to demonstrate meaningful use of certified EHR technology could have a material, adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Use of the ICD-10 system is required beginning October 1, 2014. Transition to the new ICD-10 system requires significant investment in training of staff and physicians involved in the coding and billing process as well as investment in coding technology and software. In addition to these upfront costs of transition to ICD-10, it is possible that our hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified to MS-DRGs or commercial payer payment groupings with lower levels of reimbursement than assigned under the previous system.

State efforts to regulate the construction or expansion of health care facilities could impair our ability to operate and expand our operations.

Some states, particularly in the eastern part of the country, require health care providers to obtain prior approval, often known as a CON, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. The failure to obtain any requested CON or other required approval could impair our ability to operate or expand operations. Any such failure could, in turn, adversely affect our ability to attract patients and physicians to our facilities and grow our revenues, which would have an adverse effect on our results of operations.

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

We operated 165 hospitals at December 31, 2013, and 78 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 46% of our consolidated revenues for the year ended December 31, 2013. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida, Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm, and the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

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

We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. Many of these actions seek large sums of money as damages and involve significant defense costs. We insure a portion of our professional liability risks through a 100% owned subsidiary. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover insured claims arising out of the operation of our facilities. Our 100% owned liability insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in its reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We are exposed to market risks related to changes in the market values of securities and interest rate changes.

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $506 million and $4 million, respectively, at December 31, 2013. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2013, we had a net unrealized gain of $10 million on the insurance subsidiaries’ investment securities.

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

Through their investment in Hercules Holdings II, LLC, the Investors continue to hold a significant interest in our outstanding common stock (approximately 29% as of January 31, 2014). In addition, pursuant to a shareholders agreement we entered into with Hercules Holdings II, LLC, representatives of the Investors have the continued right to designate certain of the members of our Board of Directors. As a result, the Investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and to potentially prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.

Additionally, the Investors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2013:

State	Hospitals	Beds
Alaska	1	250
California	5	1,749
Colorado	7	2,259
Florida	42	11,240
Georgia	8	1,609
Idaho	2	480
Indiana	1	278
Kansas	4	1,360
Kentucky	2	384
Louisiana	5	1,161
Mississippi	1	130
Missouri	6	1,031
Nevada	3	1,164
New Hampshire	2	295
Oklahoma	2	772
South Carolina	3	794
Tennessee	12	2,367
Texas	36	10,664
Utah	7	928
Virginia	10	3,132
International
England	6	849

	165	42,896

In addition to the hospitals listed in the above table, we directly or indirectly operate 115 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and three of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes.

We maintain our headquarters in approximately 1,400,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company is cooperating with the government’s request and has produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. At this time, we cannot predict what effect, if any, the request or any resulting claims, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

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

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors has been consolidated with the earlier filed state derivative action. The plaintiffs in the consolidated action filed a consolidated complaint on December 4, 2013. The Company has filed a motion to again stay the state derivative action pending developments in the class action, but the Court has not yet acted on that motion.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. Should the accounting fail to satisfy the Court concerning HCA’s compliance with its capital and charity care commitments, the amount of the judgment award could substantially increase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are about $12 million. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling. The accounting for HCA’s capital expenditures and charity and uncompensated care is ongoing and will likely not be concluded before the fourth quarter of 2014. HCA plans to appeal the trial court’s ruling on the breach of contract claim and order for the accounting once the trial court rules on the accounting and enters final judgment.

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

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock. Our first day of trading was March 10, 2011. During September 2011, we repurchased 80,771,143 shares of our common stock, beneficially owned by affiliates of Bank of America Corporation, at a purchase price of $18.61 per share. The shares repurchased represented approximately 15.6% of our total shares outstanding at the time of the repurchase. During November 2013, we repurchased 10,656,436 shares of our common stock at a price of $46.92 per share. Our common stock is traded on the New York Stock Exchange (the “NYSE”) (symbol “HCA”).

During 2012, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award (subject to limitations for certain awards), or $3.142 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $6.50 per share reductions to the exercise price of the applicable share-based awards (subject to certain limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award). The holders of nonvested RSUs will be paid the applicable distribution amounts upon the vesting of the applicable RSUs. There were no distributions declared during 2013.

The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE for our common stock.

	Sales Price
	High	Low
2013
First Quarter	$40.92	$30.65
Second Quarter	41.83	35.40
Third Quarter	43.11	35.20
Fourth Quarter	49.52	42.60

2012
First Quarter	$29.30	$20.33
Second Quarter	31.39	24.09
Third Quarter	33.55	23.91
Fourth Quarter	34.32	27.92

At the close of business on January 31, 2014, there were approximately 270 holders of record of our common stock.

	3/10/11	3/31/11	6/30/11	9/30/11	12/30/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
HCA Holdings, Inc.	100.00	109.19	106.38	64.99	71.02	86.11	105.92	115.73	121.66	163.84	145.41	172.39	192.39
S&P 500	100.00	100.04	100.14	86.25	96.44	108.58	105.60	112.30	111.88	123.74	127.35	134.02	148.11
S&P Health Care	100.00	101.90	109.91	98.90	108.76	118.61	120.68	128.12	128.21	148.48	154.18	164.69	181.37

The graph shows the cumulative total return to our stockholders beginning as of March 10, 2011, the day our stock began trading on the NYSE, and through December 31, 2013, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on March 10, 2011 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.     Selected Financial Data

HCA HOLDINGS, INC.

SELECTED FINANCIAL DATA

AS OF AND FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions, except per share amounts)

	2013	2012	2011	2010	2009
Summary of Operations:
Revenues before provision for doubtful accounts	$38,040	$36,783	$32,506	$30,683	$30,052
Provision for doubtful accounts	3,858	3,770	2,824	2,648	3,276

Revenues	34,182	33,013	29,682	28,035	26,776

Salaries and benefits	15,646	15,089	13,440	12,484	11,958
Supplies	5,970	5,717	5,179	4,961	4,868
Other operating expenses	6,237	6,048	5,470	5,004	4,724
Electronic health record incentive income	(216)	(336)	(210)	—	—
Equity in earnings of affiliates	(29)	(36)	(258)	(282)	(246)
Depreciation and amortization	1,753	1,679	1,465	1,421	1,425
Interest expense	1,848	1,798	2,037	2,097	1,987
Losses (gains) on sales of facilities	10	(15)	(142)	(4)	15
Losses on retirement of debt	17	—	481	—	—
Legal claim costs	—	175	—	—	—
Gain on acquisition of controlling interest in equity investment	—	—	(1,522)	—	—
Impairments of long-lived assets	—	—	—	123	43
Termination of management agreement	—	—	181	—	—

	31,236	30,119	26,121	25,804	24,774

Income before income taxes	2,946	2,894	3,561	2,231	2,002
Provision for income taxes	950	888	719	658	627

Net income	1,996	2,006	2,842	1,573	1,375
Net income attributable to noncontrolling interests	440	401	377	366	321

Net income attributable to HCA Holdings, Inc.	$1,556	$1,605	$2,465	$1,207	$1,054

Per common share data:
Basic earnings per share	$3.50	$3.65	$5.17	$2.83	$2.48
Diluted earnings per share	$3.37	$3.49	$4.97	$2.76	$2.44
Cash dividends declared per share	$—	$6.50	$—	$9.43	$—
Financial Position:
Assets	$28,831	$28,075	$26,898	$23,852	$24,131
Working capital	2,342	1,591	1,679	2,650	2,264
Long-term debt, including amounts due within one year	28,376	28,930	27,052	28,225	25,670
Equity securities with contingent redemption rights	—	—	—	141	147
Noncontrolling interests	1,342	1,319	1,244	1,132	1,008
Stockholders’ deficit	(6,928)	(8,341)	(7,014)	(10,794)	(7,978)
Cash Flow Data:
Cash provided by operating activities	$3,680	$4,175	$3,933	$3,085	$2,747
Cash used in investing activities	(2,346)	(2,063)	(2,995)	(1,039)	(1,035)
Capital expenditures	(1,943)	(1,862)	(1,679)	(1,325)	(1,317)
Cash used in financing activities	(1,625)	(1,780)	(976)	(1,947)	(1,865)

	2013	2012	2011	2010	2009
Operating Data:
Number of hospitals at end of period(a)	165	162	163	156	155
Number of freestanding outpatient surgical centers at end of period(b)	115	112	108	97	97
Number of licensed beds at end of period(c)	42,896	41,804	41,594	38,827	38,839
Weighted average licensed beds(d)	42,133	41,795	39,735	38,655	38,825
Admissions(e)	1,744,100	1,740,700	1,620,400	1,554,400	1,556,500
Equivalent admissions(f)	2,844,700	2,832,100	2,595,900	2,468,400	2,439,000
Average length of stay (days)(g)	4.8	4.7	4.8	4.8	4.8
Average daily census(h)	22,853	22,521	21,123	20,523	20,650
Occupancy(i)	54%	54%	53%	53%	53%
Emergency room visits(j)	6,968,100	6,912,000	6,143,500	5,706,200	5,593,500
Outpatient surgeries(k)	881,900	873,600	799,200	783,600	794,600
Inpatient surgeries(l)	508,800	506,500	484,500	487,100	494,500
Days revenues in accounts receivable(m)	54	51	52	49	49
Gross patient revenues(n)	$181,141	$165,614	$141,516	$125,640	$115,682
Outpatient revenues as a % of patient revenues(o)	38%	38%	37%	36%	39%

(a)	Excludes eight facilities in 2010 and 2009 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes one facility in 2012 and 2011, nine facilities in 2010 and eight facilities in 2009 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
(m)

Revenues per day is calculated by dividing the revenues for the fourth quarter of each year by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of the allowance for doubtful accounts, at the end of the period divided by revenues per day. “Revenues” used in this computation are net of the provision for doubtful accounts.

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated EHR incentive income and related EHR operating expenses, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), possible delays in or complications related to implementation of the Health Reform Law, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011 (the “BCA”) and the potential for future deficit reduction legislation that may alter BCA-mandated spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit (“UPL”) programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (20) our ongoing ability to demonstrate meaningful use of certified EHR technology and

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements (continued)

recognize income for the related Medicare or Medicaid incentive payments, and (21) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2013 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $1.556 billion, or $3.37 per diluted share, for 2013, compared to $1.605 billion, or $3.49 per diluted share, for 2012. The 2013 results include net losses on sales of facilities of $10 million (pretax), or $0.02 per diluted share, and a loss on retirement of debt of $17 million (pretax), or $0.02 per diluted share. The 2012 results include legal claim costs of $175 million (pretax), or $0.24 per diluted share, and net gains on sales of facilities of $15 million (pretax), or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 461.913 million shares and 459.403 million shares for the years ended December 31, 2013 and 2012, respectively.

Revenues increased to $34.182 billion for 2013 from $33.013 billion for 2012. Revenues increased 3.5% and 3.1%, respectively, on a consolidated basis and on a same facility basis for 2013, compared to 2012. The consolidated revenues increase can be primarily attributed to the combined impact of a 3.1% increase in revenue per equivalent admission and a 0.4% increase in equivalent admissions. The same facility revenues increase resulted primarily from a 3.0% increase in same facility revenue per equivalent admission and a 0.1% increase in same facility equivalent admissions.

During 2013, consolidated admissions increased 0.2% and same facility admissions increased 0.1%, compared to 2012. Inpatient surgical volumes increased 0.5% on a consolidated basis and increased 0.3% on a same facility basis during 2013, compared to 2012. Outpatient surgical volumes increased 0.9% on a consolidated basis and declined 0.5% on a same facility basis during 2013, compared to 2012. Emergency room visits increased 0.8% on a consolidated basis and increased 0.7% on a same facility basis during 2013, compared to 2012.

For 2013, the provision for doubtful accounts increased $88 million, compared to 2012. The self-pay revenue deductions for charity care and uninsured discounts increased $404 million and $1.232 billion, respectively, for 2013, compared to 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.3% for 2013, compared to 29.5% for 2012. Same facility uninsured admissions increased 7.6% and same facility uninsured emergency room visits increased 2.2% for 2013, compared to 2012.

Interest expense totaled $1.848 billion for 2013, compared to $1.798 billion for 2012. The $50 million increase in interest expense for 2013 was due primarily to an increase in the average debt balance.

Cash flows from operating activities declined $495 million, from $4.175 billion for 2012 to $3.680 billion for 2013. The decline in cash flows from operating activities was primarily related to net negative changes in working capital items of $521 million.

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

Continue to Leverage Our Scale and Market Positions to Enhance Profitability. We believe there is significant opportunity to continue to grow the profitability of our company by fully leveraging the scale and scope of our franchise. We are currently pursuing next generation performance improvement initiatives such as contracting for services on a multistate basis and expanding our support infrastructure for additional clinical and support functions, such as physician credentialing, medical transcription and electronic medical recordkeeping. We believe our centrally managed business processes and ability to leverage cost-saving practices across our extensive network will enable us to continue to manage costs effectively. We continue to invest in our Parallon subsidiary group to leverage key components of our support infrastructure, including revenue cycle management, health care group purchasing, supply chain management and staffing functions and are offering these services to other hospital companies.

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

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to patients who are financially unable to pay for the health care services they receive. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements or incentives, which become effective during 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain coverage as a result of the law, the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and overall changes in the payer mix.

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

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $41 million, $50 million and $40 million in 2013, 2012 and 2011, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $68 million, $242 million and $30 million in 2013, 2012 and 2011, respectively. The 2012 amount related to cost reports filed during previous years includes two adjustments to Medicare revenues that affected multiple annual cost report periods for the majority of our hospitals (the Rural Floor Provision Settlement which increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income (“SSI”) ratios which reduced revenues by approximately $75 million). Excluding the effect of these Medicare adjustments, the 2012 amount related to previous years would have been $46 million. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements and disproportionate-share funds will result in increases to revenues within generally similar ranges.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At both December 31, 2013 and 2012, the allowance for doubtful accounts represented approximately 93%, of the $5.927 billion and $5.228 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2013	2012	2011
Charity care	$3,497	$3,093	$2,683
Uninsured discounts	8,210	6,978	5,707
Provision for doubtful accounts	3,858	3,770	2,824

Totals	$15,565	$13,841	$11,214

The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care increased from 27.4% for 2011, to 29.5% for 2012 and to 31.3% for 2013.

Days revenues in accounts receivable were 54 days, 51 days and 52 days at December 31, 2013, 2012 and 2011, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

The approximate breakdown of accounts receivable by payer classification as of December 31, 2013 and 2012 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at December 31, 2013:
Medicare and Medicaid	12%	2%	1%
Managed care and other insurers	21	4	5
Uninsured	20	8	27

Total	53%	14%	33%

Accounts receivable aging at December 31, 2012:
Medicare and Medicaid	13%	1%	1%
Managed care and other insurers	22	4	4
Uninsured	18	9	28

Total	53%	14%	33%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $5 million per occurrence self-insured retention. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $314 million, $331 million and $244 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.137 billion to $1.359 billion at December 31, 2013 and $1.130 billion to $1.346 billion at December 31, 2012. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $18 million or reduce the reserve estimate by $17 million. A 2% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $73 million or reduce the reserve estimate by $67 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,600 individual claims and 2,700 individual claims at December 31, 2013 and 2012, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and payment of final settlement for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-settlement timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.279 billion and $1.297 billion at December 31, 2013 and 2012, respectively. The current portion of these reserves, $331 million and $324 million at December 31, 2013 and 2012, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $24 million and $49 million receivable under reinsurance and excess insurance contracts at December 31, 2013 and 2012, respectively) were $1.255 billion and $1.248 billion at December 31, 2013 and 2012, respectively. The estimated total net reserves for professional liability risks at December 31, 2013 and 2012 are comprised of $710 million and $789 million, respectively, of case reserves for known claims and $545 million and $459 million, respectively, of reserves for incurred but not reported claims.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2013	2012	2011
Net reserves for professional liability claims, January 1	$1,248	$1,252	$1,248
Provision for current year claims	343	324	298
Unfavorable (favorable) development related to prior years’ claims	(29)	7	(54)

Total provision	314	331	244

Payments for current year claims	7	6	7
Payments for prior years’ claims	300	329	233

Total claim payments	307	335	240

Net reserves for professional liability claims, December 31	$1,255	$1,248	$1,252

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 3.5% to $34.182 billion for 2013 from $33.013 billion for 2012 and increased 11.2% for 2012 from $29.682 billion for 2011. The increase in revenues in 2013 can be primarily attributed to the combined impact of a 3.1% increase in revenue per equivalent admission and a 0.4% increase in equivalent admissions compared to the prior year. The increase in revenues in 2012 can be primarily attributed to the combined impact of a 2.0% increase in revenue per equivalent admission and a 9.1% increase in equivalent admissions compared to 2011. The increase in revenues (and volume metrics) for 2012 compared to 2011 related primarily to the impact of the financial consolidation of the HCA-HealthONE LLC venture for periods subsequent to our acquisition of controlling interests during October 2011 (HealthONE revenues and related volume metrics are not included in our same facility amounts). HealthONE revenues included in our consolidated revenues increased from $347 million for 2011 to $2.203 billion in 2012.

Same facility revenues increased 3.1% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and increased 4.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The 3.1% increase for 2013 can be primarily attributed to the combined impact of a 3.0% increase in same facility revenue per equivalent admission and a 0.1% increase in same facility equivalent admissions. The 4.5% increase for 2012 can be primarily attributed to the combined impact of a 0.3% increase in same facility revenue per equivalent admission and a 4.1% increase in same facility equivalent admissions.

Consolidated admissions increased 0.2% in 2013 compared to 2012 and increased 7.4% in 2012 compared to 2011. Consolidated inpatient surgeries increased 0.5% and consolidated outpatient surgeries increased 0.9% during 2013 compared to 2012. Consolidated inpatient surgeries increased 4.5% and consolidated outpatient surgeries increased 9.3% during 2012 compared to 2011. Consolidated emergency room visits increased 0.8% during 2013 compared to 2012 and increased 12.5% during 2012 compared to 2011.

Same facility admissions increased 0.1% in 2013 compared to 2012 and increased 3.0% in 2012 compared to 2011. Same facility inpatient surgeries increased 0.3% and same facility outpatient surgeries declined 0.5% during 2013 compared to 2012. Same facility inpatient surgeries declined 0.1% and same facility outpatient surgeries increased 0.9% during 2012 compared to 2011. Same facility emergency room visits increased 0.7% during 2013 compared to 2012 and increased 8.6% during 2012 compared to 2011.

Same facility uninsured emergency room visits increased 2.2% and same facility uninsured admissions increased 7.6% during 2013 compared to 2012. Same facility uninsured emergency room visits increased 8.9% and same facility uninsured admissions increased 9.7% during 2012 compared to 2011.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2013, 2012 and 2011 are set forth below.

	Years Ended December 31,
	2013	2012	2011
Medicare	32%	33%	34%
Managed Medicare	13	12	11
Medicaid	8	8	9
Managed Medicaid	9	9	8
Managed care and other insurers	30	30	31
Uninsured	8	8	7

	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2013, 2012 and 2011 are set forth below.

	Years Ended December 31,
	2013	2012	2011
Medicare	29%	30%	31%
Managed Medicare	10	10	9
Medicaid	6	6	8
Managed Medicaid	4	4	4
Managed care and other insurers	46	45	45
Uninsured	5	5	3

	100%	100%	100%

At December 31, 2013, we owned and operated 42 hospitals and 32 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $7.545 billion, $7.336 billion and $6.989 billion for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, we owned and operated 36 hospitals and 24 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $8.192 billion, $8.012 billion and $7.829 billion for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, respectively, 55%, 55% and 57% of our admissions and 46%, 47% and 50% of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 62%, 61% and 63% of our uninsured admissions during 2013, 2012 and 2011, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare and Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $393 million ($76 million DSRIP related and $317 million indigent care related), $387 million (all indigent care related) and $540 million (all indigent care related) during 2013, 2012 and 2011, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to the CMS to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

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

During 2013, 2012 and 2011, respectively, we recognized $216 million, $336 million and $210 million of electronic health record incentive income related to Medicare ($183 million, $252 million and $123 million) and Medicaid ($33 million, $84 million and $87 million) incentive programs. At December 31, 2013, we have $78 million of deferred EHR incentive income, which represents initial incentive payments received for which EHR incentive income has not been recognized.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of incentive income. During 2013, 2012 and 2011, respectively, we incurred $113 million, $80 million and $77 million of operating expenses to implement our certified EHR technology and meet meaningful use.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Electronic Health Record Incentive Payments (continued)

For 2014, we estimate EHR incentive income will be recognized in the range of $110 million to $130 million and that related EHR operating expenses will be in the range of $110 million to $130 million. Actual incentive payments and EHR operating expenses could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of our ability to continue to demonstrate meaningful use of EHR technology could have a material, adverse effect on our results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	2013		2012		2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$38,040		$36,783		$32,506
Provision for doubtful accounts	3,858		3,770		2,824

Revenues	34,182	100.0	33,013	100.0	29,682	100.0

Salaries and benefits	15,646	45.8	15,089	45.7	13,440	45.3
Supplies	5,970	17.5	5,717	17.3	5,179	17.4
Other operating expenses	6,237	18.2	6,048	18.3	5,470	18.5
Electronic health record incentive income	(216)	(0.6)	(336)	(1.0)	(210)	(0.7)
Equity in earnings of affiliates	(29)	(0.1)	(36)	(0.1)	(258)	(0.9)
Depreciation and amortization	1,753	5.1	1,679	5.1	1,465	4.9
Interest expense	1,848	5.4	1,798	5.4	2,037	6.9
Losses (gains) on sales of facilities	10	—	(15)	—	(142)	(0.5)
Losses on retirement of debt	17	0.1	—	—	481	1.6
Legal claim costs	—	—	175	0.5	—	—
Gain on acquisition of controlling interest in equity investment	—	—	—	—	(1,522)	(5.1)
Termination of management agreement	—	—	—	—	181	0.6

	31,236	91.4	30,119	91.2	26,121	88.0

Income before income taxes	2,946	8.6	2,894	8.8	3,561	12.0
Provision for income taxes	950	2.8	888	2.7	719	2.4

Net income	1,996	5.8	2,006	6.1	2,842	9.6
Net income attributable to noncontrolling interests	440	1.2	401	1.2	377	1.3

Net income attributable to HCA Holdings, Inc.	$1,556	4.6	$1,605	4.9	$2,465	8.3

% changes from prior year:
Revenues	3.5%		11.2%		5.9%
Income before income taxes	1.8		(18.7)		59.6
Net income attributable to HCA Holdings, Inc.	(3.1)		(34.9)		104.3
Admissions(a)	0.2		7.4		4.2
Equivalent admissions(b)	0.4		9.1		5.2
Revenue per equivalent admission	3.1		2.0		0.7
Same facility % changes from prior year(c):
Revenues	3.1		4.5		3.3
Admissions(a)	0.1		3.0		2.3
Equivalent admissions(b)	0.1		4.1		3.0
Revenue per equivalent admission	3.0		0.3		0.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2013 and 2012

Net income attributable to HCA Holdings, Inc. totaled $1.556 billion, or $3.37 per diluted share, for the year ended December 31, 2013 compared to $1.605 billion, or $3.49 per diluted share, for the year ended December 31, 2012. Financial results for 2013 include net losses on sales of facilities of $10 million (pretax), or $0.02 per diluted share, and a loss on retirement of debt of $17 million (pretax), or $0.02 per diluted share. Financial results for 2012 include legal claim costs of $175 million (pretax), or $0.24 per diluted share, and net gains on sales of facilities of $15 million (pretax), or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 461.913 million shares and 459.403 million shares for the years ended December 31, 2013 and 2012, respectively.

During 2013, consolidated admissions increased 0.2% and same facility admissions increased 0.1% for 2013 compared to 2012. Consolidated inpatient surgical volumes increased 0.5%, and same facility inpatient surgeries increased 0.3% during 2013 compared to 2012. Consolidated outpatient surgical volumes increased 0.9%, and same facility outpatient surgeries declined 0.5% during 2013 compared to 2012. Emergency room visits increased 0.8% on a consolidated basis and increased 0.7% on a same facility basis during 2013 compared to 2012.

Revenues before provision for doubtful accounts increased 3.4% to $38.040 billion for 2013 from $36.783 billion for 2012. Provision for doubtful accounts increased $88 million from $3.770 billion in 2012 to $3.858 billion in 2013. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $404 million and $1.232 billion, respectively, during 2013 compared to 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.3% for 2013 compared to 29.5% for 2012. At December 31, 2013, our allowance for doubtful accounts represented approximately 93% of the $5.927 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 3.5% to $34.182 billion for 2013 from $33.013 billion for 2012. The increase in revenues was due primarily to the combined impact of a 3.1% increase in revenue per equivalent admission and a 0.4% increase in equivalent admissions compared to 2012. Same facility revenues increased 3.1% due primarily to the combined impact of a 3.0% increase in same facility revenue per equivalent admission and a 0.1% increase in same facility equivalent admissions compared to 2012.

Salaries and benefits, as a percentage of revenues, were 45.8% in 2013 and 45.7% in 2012. Salaries and benefits per equivalent admission increased 3.2% in 2013 compared to 2012. Same facility labor rate increases averaged 1.8% for 2013 compared to 2012. Share-based compensation expense increased from $56 million in 2012 to $113 million in 2013, and we expect the 2014 expense will increase by approximately $50 million to $60 million.

Supplies, as a percentage of revenues, were 17.5% in 2013 and 17.3% in 2012. Supply costs per equivalent admission increased 4.0% in 2013 compared to 2012. Supply costs per equivalent admission increased 5.7% for medical devices, increased 0.3% for pharmacy supplies and 5.1% for general medical and surgical items in 2013 compared to 2012.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2013 and 2012 (continued)

Other operating expenses, as a percentage of revenues, declined to 18.2% in 2013 from 18.3% in 2012. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $314 million and $331 million for 2013 and 2012, respectively.

During 2013 and 2012, respectively, we recognized $216 million and $336 million of electronic health record incentive income related to Medicare ($183 million and $252 million) and Medicaid ($33 million and $84 million) incentive programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates declined from $36 million for 2012 to $29 million for 2013.

Depreciation and amortization, as a percentage of revenues, was 5.1% in 2013 and 2012. Depreciation expense was $1.733 billion for 2013 and $1.673 billion for 2012.

Interest expense increased to $1.848 billion for 2013 from $1.798 billion for 2012. The increase in interest expense was due to an increase in the average debt balance. Our average debt balance was $28.377 billion for 2013 compared to $27.397 billion for 2012. The average interest rate for our long-term debt declined from 6.6% for 2012 to 6.5% for 2013.

Net losses on sales of facilities were $10 million for 2013 and related to the sale of a hospital facility and other real estate investments. Net gains on sales of facilities were $15 million for 2012 and related to the sales of health care entity investments.

During 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

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

The effective tax rate was 37.9% and 35.6% for 2013 and 2012, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for 2012 was reduced by $33 million related to a reduction in interest expense related to taxing authority examinations. Excluding the effect of this adjustment, the effective tax rate for 2012 would have been 36.9%.

Net income attributable to noncontrolling interests increased from $401 million for 2012 to $440 million for 2013. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of a hospital joint venture in one of our Texas markets.

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

Salaries and benefits, as a percentage of revenues, were 45.7% in 2012 and 45.3% in 2011. Salaries and benefits per equivalent admission increased 2.9% in 2012 compared to 2011. Same facility labor rate increases

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2012 and 2011 (continued)

averaged 1.7% for 2012 compared to 2011. Share-based compensation expense increased from $26 million in 2011 to $56 million in 2012.

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

During 2012 and 2011, respectively, we recognized $336 million and $210 million of electronic health record incentive income related to Medicare ($252 million and $123 million) and Medicaid ($84 million and $87 million) incentive programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

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

Interest expense declined to $1.798 billion for 2012 from $2.037 billion for 2011. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $27.397 billion for 2012 compared to $26.588 billion for 2011. The average interest rate for our long-term debt declined from 7.7% for 2011 to 6.6% for 2012.

Net gains on sales of facilities were $15 million for 2012 and related to the sales of health care entity investments. Net gains on sales of facilities were $142 million for 2011 and related to the sale of a hospital facility and other health care entity investments.

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

Cash provided by operating activities totaled $3.680 billion in 2013 compared to $4.175 billion in 2012 and $3.933 billion in 2011. Working capital totaled $2.342 billion at December 31, 2013 and $1.591 billion at December 31, 2012. The $495 million decline in cash provided by operating activities for 2013, compared to 2012, was primarily related to net negative changes in working capital items of $521 million. The $242 million increase in cash provided by operating activities for 2012, compared to 2011, was primarily related to a positive

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

impact from changes in working capital items of $236 million, as cash benefits from income items were offset by increased tax payments. Cash payments for interest and income taxes increased $185 million for 2013 compared to 2012 and increased $610 million for 2012 compared to 2011.

Cash used in investing activities was $2.346 billion, $2.063 billion and $2.995 billion in 2013, 2012 and 2011, respectively. Excluding acquisitions, capital expenditures were $1.943 billion in 2013, $1.862 billion in 2012 and $1.679 billion in 2011. We expended $481 million, $258 million and $1.682 billion for acquisitions of hospitals and health care entities during 2013, 2012 and 2011, respectively. Expenditures for acquisitions in 2013 included three hospitals, expenditures for acquisitions in 2012 included one hospital and expenditures for acquisitions in 2011 included eight hospital facilities, seven of which were related to the acquisition of the remaining interests in HealthONE. Planned capital expenditures are expected to approximate $2.2 billion in 2014. At December 31, 2013, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $1.8 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

During 2013, we received cash of $33 million from sales of a hospital, real estate investments and other health care entities. We also received net cash proceeds of $36 million related to net changes in our investments. During 2012, we received cash of $30 million from sales of real estate investments and other health care entities. We also received net cash proceeds of $16 million related to net changes in our investments. During 2011, we received cash of $281 million from sales of one hospital, other health care entities and real estate investments. We also received net cash proceeds of $80 million related to net changes in our investments.

Cash used in financing activities totaled $1.625 billion in 2013, $1.780 billion in 2012 and $976 million in 2011. During 2013, we had a decline of $692 million in our indebtedness and used cash of $500 million for repurchases of common stock. During 2012, we had a net increase of $1.724 billion in our indebtedness. During 2011, we received cash of $2.506 billion related to the issuance of common stock in conjunction with our initial public offering; we used cash of $1.503 billion for repurchases of common stock; and we used cash proceeds from issuance of common stock and available cash provided by operations to make net debt repayments of $1.589 billion. During 2013, 2012 and 2011, we paid $16 million, $3.148 billion and $31 million, respectively, in distributions to our stockholders. During 2013, 2012 and 2011, we made distributions to noncontrolling interests of $435 million, $401 million and $378 million, respectively. We paid debt issuance costs of $5 million, $62 million and $92 million for 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, we received income tax benefits of $113 million, $174 million and $63 million, respectively, for certain items (primarily the cash distributions to holders of our stock options and exercises of stock options) that were deductible expenses for tax purposes, but were recognized as adjustments to stockholders’ deficit for financial reporting purposes. We or our affiliates, including affiliates of the Investors, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.002 billion as of December 31, 2013 and $1.972 billion as of January 31, 2014) and anticipated access to public and private debt and equity markets.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

During 2012, our Board of Directors declared three distributions to our stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award, or $3.142 billion in the aggregate. The distributions were funded using funds available under our existing senior secured credit facilities and proceeds from the December 2012 issuance of $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021. There were no distributions declared during 2013 or 2011.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $510 million and $570 million at December 31, 2013 and 2012, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $315 million and $352 million at December 31, 2013 and 2012, respectively. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $940 million and $896 million at December 31, 2013 and 2012, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $326 million. We estimate that approximately $264 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We are a highly leveraged company with significant debt service requirements. Our debt totaled $28.376 billion and $28.930 billion at December 31, 2013 and 2012, respectively. Our interest expense was $1.848 billion for 2013 and $1.798 billion for 2012.

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

During November 2013, our $329 million senior secured European term loan facility matured.

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2013, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$31,302	$2,122	$4,674	$3,108	$21,398
Loans outstanding under the senior secured credit facilities, including interest(b)	9,184	435	4,382	4,367	—
Operating leases(c)	1,822	293	482	307	740
Purchase and other obligations(c)	25	18	7	—	—

Total contractual obligations	$42,333	$2,868	$9,545	$7,782	$22,138

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(d)	$45	$43	$2	$—	$—
Letters of credit(e)	58	20	38	—	—
Physician commitments(f)	24	20	4	—	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$129	$83	$44	$—	$2

(a)

We have not included obligations to pay net estimated professional liability claims ($1.255 billion at December 31, 2013, including net reserves of $315 million relating to the 100% owned insurance subsidiary) in this table. The estimated professional liability claims, which occurred prior to 2007, are expected to be funded by the designated investment securities that are restricted for this purpose ($510 million at December 31, 2013). We also have not included obligations related to unrecognized tax benefits of $462 million at December 31, 2013, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.

(b)	Estimates of interest payments assume that interest rates and borrowing spreads at December 31, 2013, remain constant during the period presented.
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
(f)

In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2013.

(g)	We have entered into guarantee agreements related to certain leases.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $506 million and $4 million, respectively, at December 31, 2013. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2013, we had a net unrealized gain of $10 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $3.540 billion of long-term debt at December 31, 2013 was subject to variable rates of interest, while the remaining balance in long-term debt of $24.836 billion at December 31, 2013 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.6% for 2012 to 6.5% for 2013.

The estimated fair value of our total long-term debt was $29.603 billion at December 31, 2013. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $35 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies are currently insignificant to our results of operations and financial position.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues were 23.3%, 25.1% and 25.8% of our revenues for 2013, 2012 and 2011, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). HCA Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2014

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2014 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials to be filed in connection with our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2014 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2014 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2013 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) )
Equity compensation plans approved by security holders	42,683,900	(1)	$15.82	(1)	32,269,100
Equity compensation plans not approved by security holders	—		—		—

Total	42,683,900		$15.82		32,269,100

(1)

Includes 7,497,800 restricted share units, a portion of which vests solely based upon continued employment over a specific period of time and a portion vests based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The weighted average exercise price does not take these restricted share units into account.

*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2014 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Principal Accountant Fees and Services” in the definitive proxy materials to be filed in connection with our 2014 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

4.4(a)	—

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

4.4(b)	—

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

4.4(c)	—

Amendment No. 2 to the Credit Agreement, dated as of March 2, 2009, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as exhibit 4.8(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.4(d)	—

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

4.4(e)	—

Extension Amendment No. 1 to the Credit Agreement, dated as of April 6, 2010, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2010, and incorporated herein by reference).

4.4(f)	—

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

4.4(g)	—

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

4.4(h)	—

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

4.4(i)	—

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

4.4(j)	—

Joinder Agreement, dated as of April 25, 2013, by and among HCA Inc., as borrower, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 1, 2013, and incorporated herein by reference).

4.4(k)	—

Joinder Agreement No. 2, dated as of May 3, 2013, by and among HCA Inc., as borrower, Bank of America, N. A., as administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2013, and incorporated herein by reference).

4.4(l)	—

Joinder Agreement No. 3, dated as of May 22, 2013, by and among HCA Inc., as borrower, Bank of America, N. A., as administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2013, and incorporated herein by reference).

4.5	—

Indenture, dated as of April 22, 2009, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).

4.6	—

Security Agreement, dated as November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Grantors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.7	—

Pledge Agreement, dated as of November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.8	—	Form of 8 1/2% Senior Secured Notes due 2019 (included in Exhibit 4.5).

4.9	—

Indenture, dated as of August 11, 2009, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).

4.10	—	Form of 7 7/8% Senior Secured Notes due 2020 (included in Exhibit 4.9).

4.11	—

Indenture, dated as of March 10, 2010, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, and incorporated herein by reference).

4.12	—	Form of 7 1/4% Senior Secured Notes due 2020 (included in Exhibit 4.11).

4.13	—

$2,500,000,000 Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.14	—

Security Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.15(a)	—

General Intercreditor Agreement, dated as of November 17, 2006, between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4

(File No. 333-145054), and incorporated herein by reference).

4.15(b)	—

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

4.15(c)	—

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

4.15(d)	—

Receivables Intercreditor Agreement, dated as of November 17, 2006, among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.15(e)	—

Additional Receivables Intercreditor Agreement, dated as of April 22, 2009, by and between Bank of America, N.A. as ABL Collateral Agent, and Bank of America, N.A. as New First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).

4.15(f)	—

Additional Receivables Intercreditor Agreement, dated as of August 11, 2009, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).

4.15(g)	—

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

4.15(h)	—

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

4.15(i)	—

Additional Receivables Intercreditor Agreement, dated as of August 1, 2011 by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.15(j)	—

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

4.15(k)	—

Additional Receivables Intercreditor Agreement, dated as of February 16, 2012, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed February 16, 2012, and incorporated herein by reference).

4.15(l)	—

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

4.15(m)	—

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

4.17	—

Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.18	—

Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.19(a)	—

Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.16(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.19(b)	—

First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.19(c)	—

Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(c) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.19(d)	—

Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.16(d) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.19(e)	—

Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006 (File No. 001-11239), and incorporated herein by reference).

4.20	—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.21	—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.22	—	Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.23	—	Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.24	—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-11239), and incorporated herein by reference).

4.25	—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.22 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.26	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.27	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.28	—

7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2003 (File No. 001-11239), and incorporated herein by reference).

4.29	—

5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2004 (File No. 001-11239), and incorporated herein by reference).

4.30(a)	—

6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 001-11239), and incorporated herein by reference).

4.30(b)	—

6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004 (File No. 001-11239), and incorporated herein by reference).

4.31(a)	—

6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006 (File No. 001-11239), and incorporated herein by reference).

4.31(b)	—

6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006 (File No. 001-11239), and incorporated herein by reference).

4.32	—

Indenture, dated as of November 23, 2010, among HCA Holdings, Inc., Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

4.33	—	Form of 7 3/4% Senior Notes due 2021 (included in Exhibit 4.32).

4.34	—	Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.35	—

Supplemental Indenture No. 1, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.36	—

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

4.37	—	Form of 7.50% Senior Notes Due 2022 (included in Exhibit 4.35).

4.38	—	Form of 6.50% Senior Secured Notes Due 2020 (included in Exhibit 4.36).

4.39	—

Supplemental Indenture No. 3, dated as of October 3, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.40	—	Form of 8.00% Senior Notes Due 2018 (included in Exhibit 4.39).

4.41	—

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

4.42	—	Form of 5.875% Senior Secured Notes due 2022 (included in Exhibit 4.41).

4.43	—

Supplemental Indenture No. 5, dated as of October 23, 2012, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Unsecured Notes) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.44	—

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

4.45	—	Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.43).

4.46	—	Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.44).

4.47	—

Indenture, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.48	—

Supplemental Indenture No. 1, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.49	—	Form of 6.25% Senior Notes due 2021 (included in Exhibit 4.48)

10.1	—

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

10.8(c)	—

Second Amendment to the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended and restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

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

Form of Stock Option Agreement (2009) (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).*

10.14	—	Form of Stock Option Agreement (2010) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).*

10.15	—	Form of 2x Time Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference).*

10.16	—	Form Stock Option Agreement (2011) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).*

10.17(a)	—

Form of Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2012, and incorporated herein by reference).*

10.17(b)	—	Form of 2014 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

10.18	—

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

Amended and Restated Employment Agreement dated August 2, 2013 (Richard M. Bracken) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference).*

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

Employment Agreement dated November 16, 2006 (Charles J. Hall) (filed as Exhibit 10.28(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).*

10.28(e)	—

Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson) (filed as Exhibit 10.29(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.28(f)	—

Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.28(g)	—	Second Amendment to Employment Agreement effective January 1, 2014 (R. Milton Johnson).*

10.29	—

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

10.34	—

Omnibus Amendment to Various Stock and Option Plans and the Management Stockholders’ Agreement, dated November 22, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).*

10.35	—

Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended, effective February 16, 2011 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.36	—

Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011, and incorporated herein by reference).

10.37	—

Amendment, dated as of September 21, 2011, to the Stockholders’ Agreement, dated as of March 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2011, and incorporated herein by reference).

10.38	—	HCA Holdings, Inc. 2011 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2011, and incorporated herein by reference).*

10.39	—	Form of 2011 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 5, 2011, and incorporated herein by reference).*

10.40	—

Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.41	—	HCA Holdings, Inc. 2012 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, and incorporated herein by reference).*

10.42	—	Form of 2012 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, and incorporated herein by reference).*

10.43	—

Share Repurchase Agreement, dated as of October 28, 2013, by and between HCA Holdings, Inc. and Hercules Holdings II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, and incorporated herein by reference).

10.44	—	HCA Holdings, Inc. 2013 Senior Officer Performance Excellence Program.*

10.45	—	Form of 2013 PEP Restricted Share Unit Agreement (Officers).*

10.46	—	Executive Severance Policy.*

10.47	—	Form of Restricted Share Unit Agreement (Richard M. Bracken).*

10.48	—	Form of Director Restricted Share Unit Agreement (Initial Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

10.49	—	Form of Director Restricted Share Unit Agreement (Annual Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

21	—	List of Subsidiaries.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2013 and 2012, (ii) the consolidated income statements for the years ended December 31, 2013, 2012 and 2011, (iii) the consolidated comprehensive income statements for the years ended December 31, 2013, 2012 and 2011, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2013, 2012 and 2011, (v) the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the notes to consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HOLDINGS, INC.

By:	/s/ R. MILTON JOHNSON
R. Milton Johnson
President and Chief Executive Officer

Dated: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD M. BRACKEN Richard M. Bracken	Chairman of the Board	February 26, 2014

/s/ R. MILTON JOHNSON R. Milton Johnson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ WILLIAM B. RUTHERFORD William B. Rutherford	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	February 26, 2014

/s/ ROBERT J. DENNIS Robert J. Dennis	Director	February 26, 2014

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 26, 2014

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	February 26, 2014

/s/ WILLIAM R. FRIST William R. Frist	Director	February 26, 2014

/s/ ANN H. LAMONT Ann H. Lamont	Director	February 26, 2014

/s/ JAY O. LIGHT Jay O. Light	Director	February 26, 2014

/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 26, 2014

/s/ GEOFFREY G. MEYERS Geoffrey G. Meyers	Director	February 26, 2014

/s/ STEPHEN G. PAGLIUCA Stephen G. Pagliuca	Director	February 26, 2014

/s/ WAYNE J. RILEY Wayne J. Riley	Director	February 26, 2014

/s/ JOHN W. ROWE John W. Rowe	Director	February 26, 2014

HCA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited the accompanying consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2014

HCA HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in millions, except per share amounts)

	2013	2012	2011
Revenues before the provision for doubtful accounts	$38,040	$36,783	$32,506
Provision for doubtful accounts	3,858	3,770	2,824

Revenues	34,182	33,013	29,682

Salaries and benefits	15,646	15,089	13,440
Supplies	5,970	5,717	5,179
Other operating expenses	6,237	6,048	5,470
Electronic health record incentive income	(216)	(336)	(210)
Equity in earnings of affiliates	(29)	(36)	(258)
Depreciation and amortization	1,753	1,679	1,465
Interest expense	1,848	1,798	2,037
Losses (gains) on sales of facilities	10	(15)	(142)
Losses on retirement of debt	17	—	481
Legal claim costs	—	175	—
Gain on acquisition of controlling interest in equity investment	—	—	(1,522)
Termination of management agreement	—	—	181

	31,236	30,119	26,121

Income before income taxes	2,946	2,894	3,561
Provision for income taxes	950	888	719

Net income	1,996	2,006	2,842
Net income attributable to noncontrolling interests	440	401	377

Net income attributable to HCA Holdings, Inc.	$1,556	$1,605	$2,465

Per share data:
Basic earnings per share	$3.50	$3.65	$5.17
Diluted earnings per share	$3.37	$3.49	$4.97
Shares used in earnings per share calculations (in thousands):
Basic	445,066	440,178	476,609
Diluted	461,913	459,403	495,943

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in millions)

	2013	2012	2011
Net income	$1,996	$2,006	$2,842
Other comprehensive income (loss) before taxes:
Foreign currency translation	18	37	(9)

Unrealized (losses) gains on available-for-sale securities	(7)	6	2

Defined benefit plans	134	(89)	(67)
Pension costs included in salaries and benefits	38	46	25

	172	(43)	(42)

Change in fair value of derivative financial instruments	3	(151)	(311)
Interest costs included in interest expense	131	122	341

	134	(29)	30

Other comprehensive income (loss) before taxes	317	(29)	(19)
Income taxes (benefits) related to other comprehensive income items	117	(12)	(7)

Other comprehensive income (loss)	200	(17)	(12)

Comprehensive income	2,196	1,989	2,830
Comprehensive income attributable to noncontrolling interests	440	401	377

Comprehensive income attributable to HCA Holdings, Inc.	$1,756	$1,588	$2,453

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(Dollars in millions)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$414	$705
Accounts receivable, less allowance for doubtful accounts of $5,488 and $4,846	5,208	4,672
Inventories	1,179	1,086
Deferred income taxes	489	385
Other	747	915

	8,037	7,763
Property and equipment, at cost:
Land	1,487	1,429
Buildings	11,211	10,720
Equipment	17,519	16,430
Construction in progress	856	948

	31,073	29,527
Accumulated depreciation	(17,454)	(16,342)

	13,619	13,185

Investments of insurance subsidiaries	448	515
Investments in and advances to affiliates	121	104
Goodwill and other intangible assets	5,903	5,539
Deferred loan costs	237	290
Other	466	679

	$28,831	$28,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,803	$1,768
Accrued salaries	1,193	1,120
Other accrued expenses	1,913	1,849
Long-term debt due within one year	786	1,435

	5,695	6,172

Long-term debt	27,590	27,495
Professional liability risks	949	973
Income taxes and other liabilities	1,525	1,776

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 439,604,000 shares — 2013 and 443,200,200 shares — 2012	4	4
Capital in excess of par value	1,386	1,753
Accumulated other comprehensive loss	(257)	(457)
Retained deficit	(9,403)	(10,960)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,270)	(9,660)
Noncontrolling interests	1,342	1,319

	(6,928)	(8,341)

	$28,831	$28,075

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances, December 31, 2010	427,459	$4	$386	$(428)	$(11,888)	$1,132	$(10,794)
Comprehensive income				(12)	2,465	377	2,830
Issuance of common stock	87,719	1	2,505				2,506
Repurchase of common stock	(80,771)	(1)	(1,502)				(1,503)
Share-based benefit plans	3,071		35				35
Distributions						(378)	(378)
Consolidation of acquired controlling interest in equity investment						93	93
Reclassification of equity securities with contingent redemption rights			141				141
Other			36			20	56

Balances, December 31, 2011	437,478	4	1,601	(440)	(9,423)	1,244	(7,014)
Comprehensive income				(17)	1,605	401	1,989
Share-based benefit plans	5,722		169				169
Distributions					(3,142)	(401)	(3,543)
Adjustment to the acquired controlling interest in equity investment						30	30
Other			(17)			45	28

Balances, December 31, 2012	443,200	4	1,753	(457)	(10,960)	1,319	(8,341)
Comprehensive income				200	1,556	440	2,196
Repurchase of common stock	(10,656)		(500)				(500)
Share-based benefit plans	7,060		139				139
Distributions						(435)	(435)
Other			(6)		1	18	13

Balances, December 31, 2013	439,604	$4	$1,386	$(257)	$(9,403)	$1,342	$(6,928)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in millions)

	2013	2012	2011
Cash flows from operating activities:
Net income	$1,996	$2,006	$2,842
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(4,395)	(3,896)	(3,248)
Inventories and other assets	(19)	(122)	(18)
Accounts payable and accrued expenses	142	355	313
Provision for doubtful accounts	3,858	3,770	2,824
Depreciation and amortization	1,753	1,679	1,465
Income taxes	143	96	912
Losses (gains) on sales of facilities	10	(15)	(142)
Losses on retirement of debt	17	—	481
Legal claim costs	—	175	—
Gain on acquisition of controlling interest in equity investment	—	—	(1,522)
Amortization of deferred loan costs	55	62	70
Share-based compensation	113	56	26
Pay-in-kind interest	—	—	(78)
Other	7	9	8

Net cash provided by operating activities	3,680	4,175	3,933

Cash flows from investing activities:
Purchase of property and equipment	(1,943)	(1,862)	(1,679)
Acquisition of hospitals and health care entities	(481)	(258)	(1,682)
Disposal of hospitals and health care entities	33	30	281
Change in investments	36	16	80
Other	9	11	5

Net cash used in investing activities	(2,346)	(2,063)	(2,995)

Cash flows from financing activities:
Issuances of long-term debt	—	4,850	5,500
Net change in revolving bank credit facilities	970	(685)	(449)
Repayment of long-term debt	(1,662)	(2,441)	(6,640)
Distributions to noncontrolling interests	(435)	(401)	(378)
Payment of debt issuance costs	(5)	(62)	(92)
Issuance of common stock	—	—	2,506
Repurchase of common stock	(500)	—	(1,503)
Distributions to stockholders	(16)	(3,148)	(31)
Income tax benefits	113	174	63
Other	(90)	(67)	48

Net cash used in financing activities	(1,625)	(1,780)	(976)

Change in cash and cash equivalents	(291)	332	(38)
Cash and cash equivalents at beginning of period	705	373	411

Cash and cash equivalents at end of period	$414	$705	$373

Interest payments	$1,832	$1,723	$1,987
Income tax payments (refunds), net	$694	$618	$(256)

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

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock. Upon the completion of a secondary offering in February 2013, we no longer qualify as a “controlled company” under the applicable New York Stock Exchange (“NYSE”) listing standards and were required to appoint a board of directors comprised of a majority of independent members within one year of such date. Our common stock is traded on the NYSE (symbol “HCA”).

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2013, these affiliates owned and operated 165 hospitals, 115 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Inc. and its affiliates prior to the Corporate Reorganization and to HCA Holdings, Inc. and its affiliates after the Corporate Reorganization. The term “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

administrative include our corporate office costs, which were $287 million, $248 million and $228 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	2013	Ratio	2012	Ratio	2011	Ratio
Medicare	$7,951	23.3%	$8,292	25.1%	$7,653	25.8%
Managed Medicare	3,279	9.6	2,954	8.9	2,442	8.2
Medicaid	1,480	4.3	1,464	4.4	1,845	6.2
Managed Medicaid	1,570	4.6	1,504	4.6	1,265	4.3
Managed care and other insurers	18,654	54.6	17,998	54.5	15,703	52.9
International (managed care and other insurers)	1,175	3.4	1,060	3.2	938	3.2

	34,109	99.8	33,272	100.7	29,846	100.6
Uninsured	2,677	7.8	2,580	7.8	1,846	6.2
Other	1,254	3.7	931	2.8	814	2.7

Revenues before provision for doubtful accounts	38,040	111.3	36,783	111.3	32,506	109.5
Provision for doubtful accounts	(3,858)	(11.3)	(3,770)	(11.3)	(2,824)	(9.5)

Revenues	$34,182	100.0%	$33,013	100.0%	$29,682	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $41 million, $50 million and $40 million in 2013, 2012 and 2011, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $68 million, $242 million and $30 million in 2013, 2012 and 2011, respectively. The 2012 amount related to cost reports filed during previous years includes two adjustments to Medicare revenues that affected multiple

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Revenues (continued)

annual cost report periods for the majority of our hospitals (the Rural Floor Provision Settlement increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income ratios reduced revenues by approximately $75 million). Excluding the effect of these Medicare adjustments, the 2012 amount related to previous years would have been $46 million.

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

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view charity care, uninsured discounts and the provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2013	Ratio	2012	Ratio	2011	Ratio
Charity care	$3,497	22%	$3,093	22%	$2,683	24%
Uninsured discounts	8,210	53	6,978	51	5,707	51
Provision for doubtful accounts	3,858	25	3,770	27	2,824	25

Total uncompensated care	$15,565	100%	$13,841	100%	$11,214	100%

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2013	2012	2011
Gross patient charges	$181,141	$165,614	$141,516
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	29,606	28,533	25,554

Cost-to-charges ratio	16.3%	17.2%	18.1%

Total uncompensated care	$15,565	$13,841	$11,214
Multiply by the cost-to-charges ratio	16.3%	17.2%	18.1%

Estimated cost of total uncompensated care	$2,537	$2,381	$2,030

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Revenues (continued)

The sum of charity care, uninsured discounts and the provision for doubtful accounts, as a percentage of the sum of revenues, charity care, uninsured discounts and the provision for doubtful accounts increased from 27.4% for 2011, to 29.5% for 2012 and to 31.3% for 2013.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $461 million and $437 million at December 31, 2013 and 2012, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

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

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate to “uninsured” amounts due directly from patients (including copayment and deductible amounts from patients who have health care coverage). Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At both December 31, 2013 and 2012, the allowance for doubtful accounts represented approximately 93% of the $5.927 billion and $5.228 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

receivable were 54 days, 51 days and 52 days at December 31, 2013, 2012 and 2011, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix or trends in federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $1.733 billion in 2013, $1.673 billion in 2012 and $1.461 billion in 2011. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

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

Investments of Insurance Subsidiaries

At December 31, 2013 and 2012, the investments of our 100% owned insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2013, 2012 and 2011. Since January 1, 2000, we have recognized total goodwill impairments of $102 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

During 2013, goodwill increased by $265 million related to acquisitions, declined by $1 million related to facility sales and declined by $13 million related to foreign currency translation and other adjustments. During 2012, goodwill increased by $288 million related to acquisitions, declined by $3 million related to facility sales and increased by $3 million related to foreign currency translation and other adjustments.

During 2013, identifiable intangible assets increased by $113 million and are being amortized over estimated lives ranging generally from three to 15 years. During 2012, there were no changes in identifiable intangible assets. During 2011, indefinite-lived identifiable intangible assets increased by $269 million. Indefinite-lived identifiable intangible assets are not amortized, but all identifiable intangible assets are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

Deferred Loan Costs

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2013 and 2012 was $542 million and $571 million, respectively, and accumulated amortization was $305 million and $281 million, respectively. Amortization of deferred loan costs is included in interest expense and was $55 million, $62 million and $70 million for 2013, 2012 and 2011, respectively.

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

The physician recruiting liability amount of $15 million at both December 31, 2013 and 2012 represents the amount of expense recognized in excess of payments made through December 31, 2013 and 2012. At December 31, 2013 the maximum amount we could have to pay under all effective minimum revenue guarantees was $39 million.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Claims

Reserves for professional liability risks were $1.279 billion and $1.297 billion at December 31, 2013 and 2012, respectively. The current portion of the reserves, $331 million and $324 million at December 31, 2013 and 2012, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $314 million, $331 million and $244 million for 2013, 2012 and 2011, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,600 individual claims and 2,700 individual claims at December 31, 2013 and 2012, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2013 and 2012, $307 million and $335 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

A portion of our professional liability risks is insured through a 100% owned insurance subsidiary. Subject to a $5 million per occurrence self-insured retention, our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $19 million and $17 million at December 31, 2013 and 2012, respectively, recorded in “other assets”, and $5 million and $32 million at December 31, 2013 and 2012, respectively, recorded in “other current assets”.

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

We recognized $216 million ($183 million Medicare and $33 million Medicaid), $336 million ($252 million Medicare and $84 million Medicaid) and $210 million ($123 million Medicare and $87 million Medicaid) of electronic health record incentive income during the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, we had $78 million and $113 million, respectively, of deferred EHR incentive income, which represent initial incentive payments received for which EHR incentive income has not been recognized.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plan

The 2006 Stock Incentive Plan for Key Employees of HCA Holdings Inc. and its Affiliates, as Amended and Restated (the “Stock Incentive Plan”) is designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel and to motivate them to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. Portions of the options, stock appreciation rights (“SARs”) and restricted share units (“RSUs”) granted under the Stock Incentive Plan vest solely based upon continued employment over a specific period of time, and portions of the options, SARs and RSUs vest based both upon continued employment over a specific period of time and upon the achievement of predetermined financial targets over time. We granted 4,864,000 and 6,348,000 SARs and 4,858,800 and 4,647,400 RSUs under the Stock Incentive Plan during 2013 and 2012, respectively. At December 31, 2013, there were 25,088,200 stock options and SARs outstanding and exercisable, and there were 32,269,100 shares available for future grants under the Stock Incentive Plan.

Stock Option, SAR and RSU Activity

The fair value of each stock option and SAR award is estimated on the grant date, using valuation models and the weighted average assumptions indicated in the following table. Awards under the Stock Incentive Plan generally vest based on continued employment (“Time Stock Options and SARs” and “Time RSUs”) and based upon achievement of certain financial targets (“Performance Stock Options and SARs” and “Performance RSUs”). Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical exercise behavior data and other factors to estimate the expected term of the options and SARs. The expected term of the share-based award is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical exercise behavior data.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR and RSU Activity (continued)

Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using historical stock price information for our common stock and that of certain peer group companies. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected share-based award life on the date of grant. The expected life is an estimate of the number of years a share-based award will be held before it is exercised.

	2013	2012	2011
Risk-free interest rate	1.20%	1.18%	0.89%
Expected volatility	45%	50%	41%
Expected life, in years	6.25	6.25	5.00
Expected dividend yield	—	—	—

Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2013, 2012 and 2011 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options outstanding, December 31, 2010	24,517	26,009	50,526	$8.58
Granted	644	644	1,288	23.35
Exercised	(3,312)	(1,732)	(5,044)	6.31
Cancelled	(110)	(348)	(458)	5.88

Options outstanding, December 31, 2011	21,739	24,573	46,312	9.26
Granted	3,174	3,174	6,348	27.03
Exercised	(5,530)	(5,128)	(10,658)	7.60
Cancelled	(192)	(568)	(760)	9.49

Options and SARs outstanding, December 31, 2012	19,191	22,051	41,242	11.56
Granted	2,432	2,432	4,864	37.49
Exercised	(4,498)	(5,843)	(10,341)	8.49
Cancelled	(316)	(263)	(579)	25.50

Options and SARs outstanding, December 31, 2013	16,809	18,377	35,186	15.82	5.4 years	$1,122

Options and SARs exercisable, December 31, 2013	11,960	13,527	25,487	$10.55	4.1 years	$947

The weighted average fair values of stock options and SARs granted during 2013, 2012 and 2011 were $16.68, $13.16 and $8.53 per share, respectively. The total intrinsic value of stock options and SARs exercised in the year ended December 31, 2013 was $334 million. As of December 31, 2013, the unrecognized compensation cost related to nonvested stock options and SARs was $104 million.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR and RSU Activity (continued)

Information regarding Time RSUs and Performance RSUs activity during 2013, 2012 and 2011 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2010	—	—	—	—
Granted	80	—	80	$30.00
Vested	—	—	—	—
Cancelled	—	—	—	—

RSUs outstanding, December 31, 2011	80	—	80	30.00
Granted	3,162	1,485	4,647	26.98
Vested	(4)	—	(4)	30.00
Cancelled	(164)	(75)	(239)	26.99

RSUs outstanding, December 31, 2012	3,074	1,410	4,484	27.03
Granted	3,305	1,554	4,859	37.43
Vested	(831)	(352)	(1,183)	27.30
Cancelled	(449)	(213)	(662)	31.91

RSUs outstanding, December 31, 2013	5,099	2,399	7,498	33.30

As of December 31, 2013, the unrecognized compensation cost related to RSUs was $185 million.

During 2012, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award (subject to limitations for certain awards), or $3.142 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $6.50 per share reductions to the exercise price of the applicable share-based awards (subject to certain limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award). The holders of any nonvested RSUs will be paid the applicable distribution amounts upon the vesting of the applicable RSUs. There were no distributions declared during 2013 and 2011.

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

The acquired HealthONE operating results have been included in our consolidated income statements since the acquisition date. The revenues and net income attributable to HCA Holdings, Inc. related to the acquired HealthONE operations for the period from November 1, 2011 through December 31, 2011 were $347 million and $15 million, respectively. The following unaudited pro forma combined summary of operations data gives effect to including the acquired HealthONE operating results in our operating results as if the acquisition had occurred as of January 1, 2011 (dollars in millions):

Year Ended December 31, 2011
Pro forma revenues	$31,383
Pro forma net income attributable to HCA Holdings, Inc.	2,507

Pro forma adjustments to net income attributable to HCA Holdings, Inc. include adjustments to record HealthONE’s operating results on a consolidated basis and eliminate the equity method operating results, to record depreciation expense based on the estimated fair value assigned to the long-lived assets acquired, to record interest expense assuming the increase in long-term debt used to fund the acquisition had occurred as of January 1, 2011 and to record the related tax effects. This pro forma result is not necessarily indicative of the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2011.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)

Other Acquisitions and Dispositions

During 2013, we paid $277 million and recorded goodwill and identifiable intangible assets of $183 million and $113 million, respectively, related to the acquisition of The Outsource Group, which was acquired by our Parallon affiliate and is included in the Corporate and other Group. During 2013, we also paid $146 million and recorded goodwill of $58 million related to the acquisition of three hospitals, and we paid $57 million to acquire nonhospital health care entities. During 2012, we paid $58 million and assumed liabilities of $33 million to acquire a hospital and paid $200 million to acquire other nonhospital health care entities. During 2011, we paid $136 million to acquire a hospital and $96 million to acquire other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $265 million, $232 million and $68 million in 2013, 2012 and 2011, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2013, we received proceeds of $33 million and recognized a net pretax loss of $10 million ($7 million after tax) related to the sale of a hospital facility in the American Group and other real estate investments. During 2012, we received proceeds of $30 million and recognized a net pretax gain of $15 million ($9 million after tax) related to the sales of real estate investments. During 2011, we received proceeds of $281 million and recognized a net pretax gain of $142 million ($80 million after tax) related to the sales of a hospital facility in the National Group and our investment in a hospital joint venture.

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2013	2012	2011
Current:
Federal	$827	$604	$(119)
State	86	58	(12)
Foreign	44	43	44
Deferred:
Federal	(53)	167	714
State	20	(8)	71
Foreign	26	24	21

	$950	$888	$719

The provision for income taxes reflects $4 million, $53 million and $100 million ($3 million, $33 million and $63 million net of tax, respectively) reductions in interest related to taxing authority examinations for the years ended December 31, 2013, 2012 and 2011, respectively. Our foreign income before income taxes was $187 million, $178 million and $173 million for the years ended December 31, 2013, 2012 and 2011, respectively.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	2.2	2.0
Change in liability for uncertain tax positions	0.5	—	1.0
Nontaxable gain on acquisition of controlling interest in equity investment	—	—	(13.8)
Tax exempt interest income	(0.2)	(0.2)	(0.2)
Other items, net	0.3	(1.4)	(1.4)

Effective income tax rate on income applicable to HCA Holdings, Inc.	37.9	35.6	22.6
Income attributable to noncontrolling interests from consolidated partnerships	(5.7)	(4.9)	(2.4)

Effective income tax rate on income before income taxes	32.2%	30.7%	20.2%

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$229	$—	$292
Allowances for professional liability and other risks	365	—	355	—
Accounts receivable	423	—	405	—
Compensation	240	—	237	—
Other	638	698	744	595

	$1,666	$927	$1,741	$887

At December 31, 2013, state net operating loss carryforwards (expiring in years 2014 through 2033) available to offset future taxable income approximated $17 million. Utilization of net operating loss carryforwards in any one year may be limited. Net deferred tax assets related to such carryforwards are not significant.

We expect the IRS Examination Division will begin an audit of HCA Holdings, Inc.’s 2011 federal income tax return in 2014.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2013	2012
Balance at January 1	$425	$445
Additions based on tax positions related to the current year	21	16
Additions for tax positions of prior years	25	92
Reductions for tax positions of prior years	(18)	(19)
Settlements	(5)	(103)
Lapse of applicable statutes of limitations	(3)	(6)

Balance at December 31	$445	$425

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

During 2013, we finalized settlements with the IRS resolving all outstanding issues for HCA Inc.’s 2007, 2008 and 2009 tax years. During 2012, we finalized settlements with the IRS for our 2005 and 2006 tax years resolving all outstanding issues, including the timing of recognition of certain patient service revenues, the deductibility of certain debt retirement costs and our method for calculating the tax allowance for doubtful accounts.

Our liability for unrecognized tax benefits was $462 million, including accrued interest of $30 million and excluding $13 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2013 ($426 million, $14 million and $13 million, respectively, as of December 31, 2012). Unrecognized tax benefits of $160 million ($125 million as of December 31, 2012) would affect the effective rate, if recognized.

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

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs and RSUs, computed using the treasury stock method. During September 2011, we repurchased 80,771,143 shares of our common stock. During November 2013, we repurchased 10,656,436 shares of our common stock. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (dollars in millions, except per share amounts, and shares in thousands):

	2013	2012	2011
Net income attributable to HCA Holdings, Inc	$1,556	$1,605	$2,465

Weighted average common shares outstanding	445,066	440,178	476,609
Effect of dilutive incremental shares	16,847	19,225	19,334

Shares used for diluted earnings per share	461,913	459,403	495,943

Earnings per share:
Basic earnings per share	$3.50	$3.65	$5.17
Diluted earnings per share	$3.37	$3.49	$4.97

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2013
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$385	$11	$(3)	$393
Auction rate securities	7	—	—	7
Asset-backed securities	12	—	—	12
Money market funds	94	—	—	94

	498	11	(3)	506
Equity securities	2	2	—	4

	$500	$13	$(3)	510

Amounts classified as current assets				(62)

Investment carrying value				$448

	2012
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$395	$23	$—	$418
Auction rate securities	74	—	(6)	68
Asset-backed securities	14	—	—	14
Money market funds	67	—	—	67

	550	23	(6)	567
Equity securities	2	1	—	3

	$552	$24	$(6)	570

Amounts classified as current assets				(55)

Investment carrying value				$515

At December 31, 2013 and 2012, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss). At December 31, 2013 and 2012, $1 million and $9 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at December 31, 2013 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$110	$110
Due after one year through five years	180	186
Due after five years through ten years	100	102
Due after ten years	89	89

	479	487
Auction rate securities	7	7
Asset-backed securities	12	12

	$498	$506

The average expected maturity of the investments in debt securities at December 31, 2013 was 3.8 years, compared to the average scheduled maturity of 5.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2013 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(5)
Pay-fixed interest rate swaps	3,000	December 2016	(248)
Pay-fixed interest rate swaps	1,000	December 2017	(42)

During the next 12 months, we estimate $127 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — FINANCIAL INSTRUMENTS (continued)

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies, other than the functional currencies of the parties executing the trade. In order to mitigate the currency exposure risks and better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we enter into various cross currency swaps. At December 31, 2013, we are not party to any cross currency swaps.

Derivatives — Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the year ended December 31, 2013 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$2	Interest expense	$131

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Operations on Derivatives	Amount of Gain Recognized in Operations on Derivatives
Cross currency swap (matured November 2013)	Other operating expenses	$13

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2013, we have not been required to post any collateral related to these agreements. If we had breached these provisions at December 31, 2013, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $308 million.

NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at December 31, 2013 and 2012, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2013
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$393	$—	$393	$—
Auction rate securities	7	—	—	7
Asset-backed securities	12	—	12	—
Money market funds	94	94	—	—

	506	94	405	7
Equity securities	4	3	—	1

Investments of insurance subsidiaries	510	97	405	8
Less amounts classified as current assets	(62)	(62)	—	—

	$448	$35	$405	$8

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$295	$—	$295	$—

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the activity related to the auction rate and equity securities investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the year ended December 31, 2013 (dollars in millions):

Asset balances at December 31, 2012	$70
Unrealized gains included in other comprehensive income	6
Settlements	(68)

Asset balances at December 31, 2013	$8

The estimated fair value of our long-term debt was $29.603 billion and $30.781 billion at December 31, 2013 and 2012, respectively, compared to carrying amounts aggregating $28.376 billion and $28.930 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2013, follows (dollars in millions):

	2013	2012
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$2,440	$1,470
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.3%)	5,598	5,958
Senior secured first lien notes (effective interest rate of 7.1%)	9,695	9,688
Other senior secured debt (effective interest rate of 6.8%)	448	423

First lien debt	18,181	17,539
Senior secured second lien notes	—	197
Senior unsecured notes (effective interest rate of 7.2%)	10,195	11,194

Total debt (average life of 6.3 years, rates averaging 6.3%)	28,376	28,930
Less amounts due within one year	786	1,435

	$27,590	$27,495

2013 Activity

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

During November 2013, our $329 million senior secured European term loan facility matured.

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

Senior Secured Credit Facilities And Other First Lien Debt

We have entered into the following senior secured credit facilities: (i) a $2.500 billion asset-based revolving credit facility maturing on September 30, 2016 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($2.440 billion outstanding at December 31, 2013) (the

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT (continued)

Senior Secured Credit Facilities And Other First Lien Debt (continued)

“ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on November 17, 2016 (none outstanding at December 31, 2013 without giving effect to certain outstanding letters of credit); (iii) a $512 million senior secured term loan A-2 facility maturing on May 2, 2016; (iv) a $724 million senior secured term loan A-4 facility maturing on February 2, 2016; (v) a $2.367 billion senior secured term loan B-4 facility maturing on May 1, 2018; and (vi) a $1.995 billion senior secured term loan B-5 facility maturing on March 31, 2017. We refer to the facilities described under (ii) through (vi) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”

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

Senior secured first lien notes consist of (i) $1.500 billion aggregate principal amount of 8 1/2% senior secured first lien notes due 2019; (ii) $1.250 billion aggregate principal amount of 7 7/8% senior secured first lien notes due 2020; (iii) $1.400 billion aggregate principal amount of 7 1/4% senior secured first lien notes due 2020; (iv) $3.000 billion aggregate principal amount of 6.50% senior secured first lien notes due 2020; (v) $1.350 billion aggregate principal amount of 5.875% first lien notes due 2022; (vi) $1.250 billion aggregate principal amount of 4.75% first lien notes due 2023; and (vii) $55 million of unamortized debt discounts that reduce the senior secured first lien indebtedness. Capital leases and other secured debt totaled $448 million at December 31, 2013.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2013, we had entered into effective interest rate swap agreements, in a total notional amount of $4.500 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facilities. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

Senior Unsecured Notes

Senior unsecured notes consist of (i) $6.541 billion aggregate principal amount of senior notes with maturities ranging from 2014 to 2033; (ii) an aggregate principal amount of $246 million medium-term notes with maturities ranging from 2014 to 2025; (iii) an aggregate principal amount of $886 million debentures with maturities ranging from 2015 to 2095; (iv) an aggregate principal amount of $1.525 billion senior notes due 2021 issued by HCA Holdings, Inc.; (v) an aggregate principal amount of $1.000 billion senior notes due 2021 issued by HCA Holdings, Inc.; and (vi) $3 million of unamortized debt discounts that reduce the indebtedness.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT (continued)

General Debt Information

The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture (the “1993 Indenture”) dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility).

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

Maturities of long-term debt in years 2015 through 2018, excluding amounts under the ABL credit facility, are $1.065 million, $2.282 billion, $2.028 billion and $2.803 billion, respectively.

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS

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

Government Investigations, Claims and Litigation

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company is cooperating with the government’s request and has produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. At this time, we cannot predict what effect, if any, the request or any resulting claims, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation (continued)

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors has been consolidated with the earlier filed state derivative action. The plaintiffs in the consolidated action filed a consolidated complaint on December 4, 2013. The Company has filed a motion to again stay the state derivative action pending developments in the class action, but the Court has not yet acted on that motion.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. Should the accounting fail to satisfy the Court concerning HCA’s compliance with its capital and charity care commitments, the amount of the judgment award could substantially increase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are about $12 million. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling. The accounting for HCA’s capital expenditures and charity and uncompensated care is ongoing and will likely not be concluded before the fourth quarter of 2014. HCA plans to appeal the trial court’s ruling on the breach of contract claim and order for the accounting once the trial court rules on the accounting and enters final judgment.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — LEASES

We lease medical office buildings and certain equipment under operating lease agreements. Commitments relating to noncancellable operating leases for each of the next five years and thereafter are as follows (dollars in millions):

For the Year Ended December 31,
2014	$293
2015	267
2016	215
2017	175
2018	132
Thereafter	740

1,822
Less sublease income	(30)

$1,792

NOTE 12 — CAPITAL STOCK

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

During March 2011, we completed the initial public offering of 87,719,300 shares of our common stock at a price of $30.00 per share and realized net proceeds (after costs of the offering) of $2.506 billion. During September 2011, we repurchased 80,771,143 shares of our common stock beneficially owned by affiliates of Bank of America Corporation at a purchase price of $18.61 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 14, 2011. The shares repurchased represented approximately 15.6% of our total shares outstanding at the time of the repurchase. During November 2013, we repurchased 10,656,436 shares of our common stock at a price of $46.92 per share.

Distributions

During 2012, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award (subject to limitations for certain awards), or $3.142 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $6.50 per share reductions to the exercise price of the applicable share-based awards (subject to certain limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award). The holders of nonvested RSUs will be paid the applicable distribution amounts upon the vesting of the applicable RSUs. There were no distributions declared during 2013 and 2011.

NOTE 13 — EMPLOYEE BENEFIT PLANS

We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — EMPLOYEE BENEFIT PLANS (continued)

contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $374 million for 2013, $371 million for 2012 and $322 million for 2011. Our contributions are funded periodically during each year.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $29 million for 2013, $20 million for 2012 and $25 million for 2011. Accrued benefits liabilities under this plan totaled $137 million at December 31, 2013 and $120 million at December 31, 2012.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $43 million for 2013, $51 million for 2012 and $33 million for 2011. Accrued benefits liabilities under this plan totaled $214 million at December 31, 2013 and $242 million at December 31, 2012.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $37 million for 2013, $49 million for 2012, and $39 million for 2011. Accrued benefits liabilities under these plans totaled $81 million at December 31, 2013 and $196 million at December 31, 2012.

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Effective January 1, 2013, we reorganized our operational groups into two geographically organized groups: the National and American Groups. The acquired HealthONE operating results have been included in the American Group operating results for periods subsequent to November 1, 2011. Prior to November 1, 2011, the American Group recorded its share of the HealthONE operating results in equity in earnings of affiliates.

At December 31, 2013, the National Group included 82 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group included 77 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, legal claim costs, gain on acquisition of controlling interest in equity investment, termination of management agreement, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets are summarized in the following table (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
National Group	$15,968	$15,505	$14,741
American Group	16,487	16,115	13,714
Corporate and other	1,727	1,393	1,227

	$34,182	$33,013	$29,682

Equity in earnings of affiliates:
National Group	$(9)	$(9)	$(7)
American Group	(24)	(28)	(251)
Corporate and other	4	1	—

	$(29)	$(36)	$(258)

Adjusted segment EBITDA:
National Group	$3,301	$3,325	$3,052
American Group	3,662	3,575	3,141
Corporate and other	(389)	(369)	(132)

	$6,574	$6,531	$6,061

Depreciation and amortization:
National Group	$718	$694	$639
American Group	835	816	680
Corporate and other	200	169	146

	$1,753	$1,679	$1,465

	For the Years Ended December 31,
	2013	2012	2011
Adjusted segment EBITDA	$6,574	$6,531	$6,061
Depreciation and amortization	1,753	1,679	1,465
Interest expense	1,848	1,798	2,037
Losses (gains) on sales of facilities	10	(15)	(142)
Losses on retirement of debt	17	—	481
Legal claim costs	—	175	—
Gain on acquisition of controlling interest in equity investment	—	—	(1,522)
Termination of management agreement	—	—	181

Income before income taxes	$2,946	$2,894	$3,561

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	As of December 31,
	2013	2012
Assets:
National Group	$10,206	$9,451
American Group	13,911	13,744
Corporate and other	4,714	4,880

	$28,831	$28,075

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2012	$1,035	$4,189	$315	$5,539
Acquisitions	68	13	297	378
Dispositions	—	(1)	—	(1)
Foreign currency translation and other	1	(11)	(3)	(13)

Balance at December 31, 2013	$1,104	$4,190	$609	$5,903

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2010	$6	$(19)	$(143)	$(272)	$(428)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	1	—	—	—	1
Foreign currency translation adjustments, net of $3 income tax benefit	—	(6)	—	—	(6)
Defined benefit plans, net of $25 income tax benefit	—	—	(42)	—	(42)
Change in fair value of derivative instruments, net of $114 income tax benefit	—	—	—	(197)	(197)
Expense reclassified into operations from other comprehensive income, net of $9 and $125, respectively, income tax benefits	—	—	16	216	232

Balances at December 31, 2011	7	(25)	(169)	(253)	(440)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	4	—	—	—	4
Foreign currency translation adjustments, net of $13 of income taxes	—	24	—	—	24
Defined benefit plans, net of $33 income tax benefit	—	—	(56)	—	(56)
Change in fair value of derivative instruments, net of $55 income tax benefit	—	—	—	(96)	(96)
Expense reclassified into operations from other comprehensive income, net of $17 and $44, respectively, income tax benefits	—	—	29	78	107

Balances at December 31, 2012	11	(1)	(196)	(271)	(457)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(4)	—	—	—	(4)
Foreign currency translation adjustments, net of $6 of income taxes	—	12	—	—	12
Defined benefit plans, net of $50 of income taxes	—	—	84	—	84
Change in fair value of derivative instruments, net of $1 of income taxes	—	—	—	2	2
Expense reclassified into operations from other comprehensive income, net of $14 and $49, respectively, income tax benefits	—	—	24	82	106

Balances at December 31, 2013	$7	$11	$(88)	$(187)	$(257)

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2013	2012
Professional liability risks	$331	$324
Interest	392	409
Taxes other than income	252	235
Legal claim costs	189	175
Other	749	706

	$1,913	$1,849

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$3,939	$2,824	$(2,657)	$4,106
Year ended December 31, 2012	4,106	3,770	(3,030)	4,846
Year ended December 31, 2013	4,846	3,858	(3,216)	5,488

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

The senior secured credit facilities and senior secured notes described in Note 9 are jointly and severally, and fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility).

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

Our condensed consolidating balance sheets at December 31, 2013 and 2012 and condensed consolidating statements of comprehensive income and cash flows for each of the three years in the period ended December 31, 2013, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$20,042	$17,998	$—	$38,040
Provision for doubtful accounts	—	—	2,262	1,596	—	3,858

Revenues	—	—	17,780	16,402	—	34,182

Salaries and benefits	—	—	8,387	7,259	—	15,646
Supplies	—	—	3,158	2,812	—	5,970
Other operating expenses	8	(2)	2,998	3,233	—	6,237
Electronic health record incentive income	—	—	(142)	(74)	—	(216)
Equity in earnings of affiliates	(1,875)	—	(2)	(27)	1,875	(29)
Depreciation and amortization	—	—	855	898	—	1,753
Interest expense	184	2,253	(523)	(66)	—	1,848
Losses (gains) on sales of facilities	—	—	20	(10)	—	10
Loss on retirement of debt	—	17	—	—	—	17
Management fees	—	—	(632)	632	—	—

	(1,683)	2,268	14,119	14,657	1,875	31,236

Income (loss) before income taxes	1,683	(2,268)	3,661	1,745	(1,875)	2,946
Provision (benefit) for income taxes	(73)	(860)	1,362	521	—	950

Net income (loss)	1,756	(1,408)	2,299	1,224	(1,875)	1,996
Net income attributable to noncontrolling interests	—	—	69	371	—	440

Net income (loss) attributable to HCA Holdings, Inc.	$1,756	$(1,408)	$2,230	$853	$(1,875)	$1,556

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,756	$(1,324)	$2,338	$861	$(1,875)	$1,756

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$112	$302	$—	$414
Accounts receivable, net	—	—	2,565	2,643	—	5,208
Inventories	—	—	692	487	—	1,179
Deferred income taxes	489	—	—	—	—	489
Other	—	—	301	446	—	747

	489	—	3,670	3,878	—	8,037

Property and equipment, net	—	—	7,504	6,115	—	13,619
Investments of insurance subsidiaries	—	—	—	448	—	448
Investments in and advances to affiliates	20,356	—	13	108	(20,356)	121
Goodwill and other intangible assets	—	—	1,695	4,208	—	5,903
Deferred loan costs	30	207	—	—	—	237
Other	250	—	48	168	—	466

	$21,125	$207	$12,930	$14,925	$(20,356)	$28,831

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$—	$1,169	$633	$—	$1,803
Accrued salaries	—	—	694	499	—	1,193
Other accrued expenses	272	353	464	824	—	1,913
Long-term debt due within one year	—	702	45	39	—	786

	273	1,055	2,372	1,995	—	5,695

Long-term debt	2,525	24,701	181	183	—	27,590
Intercompany balances	26,107	(10,513)	(19,428)	3,834	—	—
Professional liability risks	—	—	—	949	—	949
Income taxes and other liabilities	490	296	521	218	—	1,525

	29,395	15,539	(16,354)	7,179	—	35,759

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,270)	(15,332)	29,185	6,503	(20,356)	(8,270)
Noncontrolling interests	—	—	99	1,243	—	1,342

	(8,270)	(15,332)	29,284	7,746	(20,356)	(6,928)

	$21,125	$207	$12,930	$14,925	$(20,356)	$28,831

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,756	$(1,408)	$2,299	$1,224	$(1,875)	$1,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(11)	17	(2,320)	(1,958)	—	(4,272)
Provision for doubtful accounts	—	—	2,262	1,596	—	3,858
Depreciation and amortization	—	—	855	898	—	1,753
Income taxes	143	—	—	—	—	143
Losses (gains) on sales of facilities	—	—	20	(10)	—	10
Loss on retirement of debt	—	17	—	—	—	17
Amortization of deferred loan costs	3	52	—	—	—	55
Share-based compensation	113	—	—	—	—	113
Equity in earnings of affiliates	(1,875)	—	—	—	1,875	—
Other	—	9	2	(4)	—	7

Net cash provided by (used in) operating activities	129	(1,313)	3,118	1,746	—	3,680

Cash flows from investing activities:
Purchase of property and equipment	—	—	(921)	(1,022)	—	(1,943)
Acquisition of hospitals and health care entities	—	—	—	(481)	—	(481)
Disposal of hospitals and health care entities	—	—	17	16	—	33
Change in investments	—	—	(16)	52	—	36
Other	—	—	—	9	—	9

Net cash used in investing activities	—	—	(920)	(1,426)	—	(2,346)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	970	—	—	—	970
Repayment of long-term debt	—	(1,254)	(34)	(374)	—	(1,662)
Distributions to noncontrolling interests	—	—	(71)	(364)	—	(435)
Payment of debt issuance costs	—	(5)	—	—	—	(5)
Repurchase of common stock	(500)	—	—	—	—	(500)
Distributions to stockholders	(16)	—	—	—	—	(16)
Income tax benefits	113	—	—	—	—	113
Changes in intercompany balances with affiliates, net	342	1,602	(2,364)	420	—	—
Other	(90)	—	—	—	—	(90)

Net cash (used in) provided by financing activities	(151)	1,313	(2,469)	(318)	—	(1,625)

Change in cash and cash equivalents	(22)	—	(271)	2	—	(291)
Cash and cash equivalents at beginning of period	22	—	383	300	—	705

Cash and cash equivalents at end of period	$—	$—	$112	$302	$—	$414

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reconciliations of the HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit presentation to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit presentation for the years ended December 31, 2013, 2012 and 2011 are as follows (dollars in millions):

	2013	2012	2011
Presentation in HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit:
Share-based benefit plans	$139	$169	$35
Reclassification of certain equity securities with contingent redemption rights	—	—	141
Other	(6)	(17)	36

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Holdings, Inc., net of contributions to HCA Holdings, Inc.	$133	$152	$212

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the table above, the separate consolidated financial statements of Healthtrust are not presented.

HCA HOLDINGS, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

(Dollars in millions)

	2013
	First		Second		Third		Fourth
Revenues	$8,440		$8,450		$8,456		$8,836
Net income	$438	(a)	$537	(b)	$467	(c)	$554	(d)
Net income attributable to HCA Holdings, Inc.	$344	(a)	$423	(b)	$365	(c)	$424	(d)
Basic earnings per share	$0.77		$0.95		$0.82		$0.96
Diluted earnings per share	$0.74		$0.91		$0.79		$0.92

	2012
	First		Second		Third		Fourth
Revenues	$8,405		$8,112		$8,062		$8,434
Net income	$639	(e)	$485	(f)	$455	(g)	$427	(h)
Net income attributable to HCA Holdings, Inc.	$540	(e)	$391	(f)	$360	(g)	$314	(h)
Basic earnings per share	$1.23		$0.89		$0.82		$0.71
Diluted earnings per share	$1.18		$0.85		$0.78		$0.68

(a)

First quarter results include $11 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $11 million of loss on retirement of debt (See NOTE 9 of the notes to consolidated financial statements).

(b)	Second quarter results include $3 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(c)	Third quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(d)	Fourth quarter results include $2 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(e)	First quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(f)	Second quarter results include $1 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(g)	Third quarter results include $5 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(h)

Fourth quarter results include $6 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $110 million of legal claim costs (See NOTE 10 of the notes to consolidated financial statements).