Form 10-Q
period 2014-03-31
HCA Holdings, Inc.
filed 2014-05-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2014
Voting common stock, $.01 par value	444,613,700 shares

HCA HOLDINGS, INC.

Form 10-Q

March 31, 2014

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

Unaudited

(Dollars in millions, except per share amounts)

	2014	2013
Revenues before provision for doubtful accounts	$9,683	$9,194
Provision for doubtful accounts	851	754

Revenues	8,832	8,440

Salaries and benefits	4,050	3,917
Supplies	1,532	1,479
Other operating expenses	1,645	1,523
Electronic health record incentive income	(30)	(39)
Equity in earnings of affiliates	(9)	(8)
Depreciation and amortization	447	424
Interest expense	460	472
Losses (gains) on sales of facilities	(21)	16
Loss on retirement of debt	—	17
Legal claim costs	78	—

	8,152	7,801

Income before income taxes	680	639
Provision for income taxes	226	201

Net income	454	438
Net income attributable to noncontrolling interests	107	94

Net income attributable to HCA Holdings, Inc.	$347	$344

Per share data:
Basic earnings per share	$0.78	$0.77
Diluted earnings per share	$0.76	$0.74
Shares used in earnings per share calculations (in thousands):
Basic	442,150	444,401
Diluted	457,449	462,368

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

Unaudited

(Dollars in millions)

	2014	2013
Net income	$454	$438
Other comprehensive income (loss) before taxes:
Foreign currency translation	10	(60)

Unrealized gains on available-for-sale securities	4	1

Defined benefit plans	—	—
Pension costs included in salaries and benefits	4	7

	4	7

Change in fair value of derivative financial instruments	(10)	(7)
Interest costs included in interest expense	33	32

	23	25

Other comprehensive income (loss) before taxes	41	(27)
Income taxes (benefits) related to other comprehensive income items	16	(9)

Other comprehensive income (loss)	25	(18)

Comprehensive income	479	420
Comprehensive income attributable to noncontrolling interests	107	94

Comprehensive income attributable to HCA Holdings, Inc.	$372	$326

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$850	$414
Accounts receivable, less allowance for doubtful accounts of $5,432 and $5,488	5,489	5,208
Inventories	1,187	1,179
Deferred income taxes	492	489
Other	859	747

	8,877	8,037

Property and equipment, at cost	31,369	31,073
Accumulated depreciation	(17,757)	(17,454)

	13,612	13,619

Investments of insurance subsidiaries	453	448
Investments in and advances to affiliates	142	121
Goodwill and other intangible assets	5,910	5,903
Deferred loan costs	271	237
Other	544	466

	$29,809	$28,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,735	$1,803
Accrued salaries	1,052	1,193
Other accrued expenses	2,063	1,913
Long-term debt due within one year	1,041	786

	5,891	5,695

Long-term debt	27,883	27,590
Professional liability risks	978	949
Income taxes and other liabilities	1,524	1,525

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 444,201,100 shares in 2014 and 439,604,000 shares in 2013	4	4
Capital in excess of par value	1,455	1,386
Accumulated other comprehensive loss	(232)	(257)
Retained deficit	(9,055)	(9,403)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,828)	(8,270)
Noncontrolling interests	1,361	1,342

	(6,467)	(6,928)

	$29,809	$28,831

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

Unaudited

(Dollars in millions)

	2014	2013
Cash flows from operating activities:
Net income	$454	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,561)	(1,294)
Provision for doubtful accounts	851	754
Depreciation and amortization	447	424
Income taxes	144	350
Losses (gains) on sales of facilities	(21)	16
Loss on retirement of debt	—	17
Legal claim costs	78	—
Amortization of deferred loan costs	14	13
Share-based compensation	37	23
Other	—	(1)

Net cash provided by operating activities	443	740

Cash flows from investing activities:
Purchase of property and equipment	(400)	(404)
Acquisition of hospitals and health care entities	(19)	(22)
Disposition of hospitals and health care entities	23	1
Change in investments	(13)	51
Other	—	1

Net cash used in investing activities	(409)	(373)

Cash flows from financing activities:
Issuance of long-term debt	3,502	—
Net change in revolving credit facilities	(2,440)	390
Repayment of long-term debt	(542)	(741)
Distributions to noncontrolling interests	(87)	(102)
Payment of debt issuance costs	(48)	—
Distributions to stockholders	(7)	(10)
Income tax benefits	50	36
Other	(26)	(51)

Net cash provided by (used in) financing activities	402	(478)

Change in cash and cash equivalents	436	(111)
Cash and cash equivalents at beginning of period	414	705

Cash and cash equivalents at end of period	$850	$594

Interest payments	$523	$533
Income tax payments (refunds), net	$32	$(185)

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2014, these affiliates owned and operated 165 hospitals, 115 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $68 million and $66 million for the quarters ended March 31, 2014 and 2013, respectively. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges, beginning with the first quarter of 2014), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and the uninsured for the quarters ended March 31, 2014 and 2013 are summarized in the following table (dollars in millions):

	2014	Ratio	2013	Ratio
Medicare	$2,125	24.1%	$2,138	25.3%
Managed Medicare	899	10.2	843	10.0
Medicaid	444	5.0	332	3.9
Managed Medicaid	421	4.8	401	4.8
Managed care and other insurers	4,710	53.3	4,486	53.2
International (managed care and other insurers)	326	3.7	290	3.4

	8,925	101.1	8,490	100.6
Uninsured	388	4.4	399	4.7
Other	370	4.2	305	3.6

Revenues before provision for doubtful accounts	9,683	109.7	9,194	108.9
Provision for doubtful accounts	(851)	(9.7)	(754)	(8.9)

Revenues	$8,832	100.0%	$8,440	100.0%

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarter ended March 31, 2014, we paid $13 million to acquire a hospital and $6 million to acquire other nonhospital health care entities. During the quarter ended March 31, 2013, we paid $22 million to acquire nonhospital health care entities.

During the quarter ended March 31, 2014, we recognized net pretax gains of $21 million related to sales of real estate and other investments. During the quarter ended March 31, 2013, we recognized net pretax losses of $16 million related to sales of a hospital facility and real estate and other investments.

NOTE 3 — INCOME TAXES

The IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns during the first quarter of 2014.

Our liability for unrecognized tax benefits was $484 million, including accrued interest of $35 million, as of March 31, 2014 ($462 million and $30 million, respectively, as of December 31, 2013). Unrecognized tax

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES (continued)

benefits of $168 million ($160 million as of December 31, 2013) would affect the effective rate, if recognized. The provision for income taxes reflects $4 million ($3 million, net of tax) of interest expense related to taxing authority examinations and $18 million ($11 million, net of tax) of reductions in interest expense related to taxing authority examinations for the quarters ended March 31, 2014 and 2013, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2014 and 2013 (dollars in millions, except per share amounts, and shares in thousands):

	2014	2013
Net income attributable to HCA Holdings, Inc.	$347	$344

Weighted average common shares outstanding	442,150	444,401
Effect of dilutive incremental shares	15,299	17,967

Shares used for diluted earnings per share	457,449	462,368

Earnings per share:
Basic earnings per share	$0.78	$0.77
Diluted earnings per share	$0.76	$0.74

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2014 and December 31, 2013 follows (dollars in millions):

	March 31, 2014
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$451	$13	$(1)	$463
Money market funds	59	—	—	59

	510	13	(1)	522
Equity securities	1	2	—	3

	$511	$15	$(1)	525

Amounts classified as current assets				(72)

Investment carrying value				$453

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

	December 31, 2013
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$404	$11	$(3)	$412
Money market funds	94	—	—	94

	498	11	(3)	506
Equity securities	2	2	—	4

	$500	$13	$(3)	510

Amounts classified as current assets				(62)

Investment carrying value				$448

At March 31, 2014 and December 31, 2013, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at March 31, 2014 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$80	$80
Due after one year through five years	226	232
Due after five years through ten years	90	94
Due after ten years	114	116

	$510	$522

The average expected maturity of the investments in debt securities at March 31, 2014 was 4.0 years, compared to the average scheduled maturity of 5.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

NOTE 6 — FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. Pay-fixed interest rate swaps effectively convert LIBOR indexed variable rate obligations to fixed interest rate obligations. The interest payments under these agreements are settled on a net basis. The net interest payments, based on the notional amounts in these agreements, generally match the timing of the related liabilities for the interest rate swap agreements which have been designated as cash flow hedges. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2014 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(4)
Pay-fixed interest rate swaps	3,000	December 2016	(229)
Pay-fixed interest rate swaps	1,000	December 2017	(40)

During the next 12 months, we estimate $127 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the quarter ended March 31, 2014 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$6	Interest expense	$33

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2014, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2014, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $284 million.

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

Derivative Financial Instruments

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at March 31, 2014 and December 31, 2013, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2014
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$463	$—	$456	$7
Money market funds	59	59	—	—

	522	59	456	7
Equity securities	3	2	—	1

Investments of insurance subsidiaries	525	61	456	8
Less amounts classified as current assets	(72)	(59)	(13)	—

	$453	$2	$443	$8

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$273	$—	$273	$—

	December 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$412	$—	$405	$7
Money market funds	94	94	—	—

	506	94	405	7
Equity securities	4	3	—	1

Investments of insurance subsidiaries	510	97	405	8
Less amounts classified as current assets	(62)	(62)	—	—

	$448	$35	$405	$8

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$295	$—	$295	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The estimated fair value of our long-term debt was $30.541 billion and $29.603 billion at March 31, 2014 and December 31, 2013, respectively, compared to carrying amounts aggregating $28.924 billion and $28.376 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2014 and December 31, 2013, including related interest rates at March 31, 2014, follows (dollars in millions):

	March 31, 2014	December 31, 2013
Senior secured asset-based revolving credit facility	$—	$2,440
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.3%)	5,578	5,598
Senior secured first lien notes (effective interest rate of 6.5%)	13,197	9,695
Other senior secured debt (effective interest rate of 6.7%)	453	448

First lien debt	19,228	18,181
Senior unsecured notes (effective interest rate of 7.2%)	9,696	10,195

Total debt (average life of 6.7 years, rates averaging 6.5%)	28,924	28,376
Less amounts due within one year	1,041	786

	$27,883	$27,590

2014 Activity

During March 2014, we issued $3.500 billion aggregate principal amount of notes, comprised of $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024 and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March 2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions is expected to be approximately $226 million.

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Hospital Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and NHS private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and intends to appeal the decision.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Health Midwest Litigation (continued)

are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. The accounting for charity and other uncompensated care is ongoing, with hearings set to begin in the third quarter of 2014. Final judgment in the case currently is not anticipated before the fourth quarter of 2014. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. HCA plans to appeal the trial court’s ruling on the breach of contract claim and order for the accounting once the trial court rules on the accounting and enters judgment.

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances at December 31, 2013	439,604	$4	$1,386	$(257)	$(9,403)	$1,342	$(6,928)
Net income	—	—	—	—	347	107	454
Other comprehensive income	—	—	—	25	—	—	25
Distributions	—	—	—	—	—	(87)	(87)
Share-based benefit plans	4,597	—	70	—	—	—	70
Other	—	—	(1)	—	1	(1)	(1)

Balances at March 31, 2014	444,201	$4	$1,455	$(232)	$(9,055)	$1,361	$(6,467)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2013	$7	$11	$(88)	$(187)	$(257)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	2	—	—	—	2
Foreign currency translation adjustments, net of $3 of income taxes	—	7	—	—	7
Change in fair value of derivative instruments, net of $3 income tax benefit	—	—	—	(7)	(7)
Expense reclassified into operations from other comprehensive income, net of $2 and $12, respectively, income tax benefits	—	—	2	21	23

Balances at March 31, 2014	$9	$18	$(86)	$(173)	$(232)

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Effective January 1, 2013, we reorganized our operational groups into two geographically organized groups: the National and American Groups. The National Group includes 82 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 77 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, loss on retirement of debt, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2014 and 2013 are summarized in the following table (dollars in millions):

	Quarter
	2014	2013
Revenues:
National Group	$4,160	$3,981
American Group	4,152	4,034
Corporate and other	520	425

	$8,832	$8,440

Equity in earnings of affiliates:
National Group	$(3)	$(2)
American Group	(7)	(6)
Corporate and other	1	—

	$(9)	$(8)

Adjusted segment EBITDA:
National Group	$856	$804
American Group	850	828
Corporate and other	(62)	(64)

	$1,644	$1,568

Depreciation and amortization:
National Group	$187	$174
American Group	205	202
Corporate and other	55	48

	$447	$424

Adjusted segment EBITDA	$1,644	$1,568
Depreciation and amortization	447	424
Interest expense	460	472
Losses (gains) on sales of facilities	(21)	16
Loss on retirement of debt	—	17
Legal claim costs	78	—

Income before income taxes	$680	$639

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

HCA Inc., a direct wholly-owned subsidiary of HCA Holdings, Inc., is the obligor under a significant portion of our other indebtedness, including our senior secured credit facilities, senior secured notes and senior unsecured notes (other than the senior unsecured notes issued by HCA Holdings, Inc.). The senior secured notes and senior unsecured notes issued by HCA Inc. are fully and unconditionally guaranteed by HCA Holdings, Inc. The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility).

Our summarized condensed consolidating comprehensive income statements for the quarters ended March 31, 2014 and 2013, condensed consolidating balance sheets at March 31, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the quarters ended March 31, 2014 and 2013, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,030	$4,653	$—	$9,683
Provision for doubtful accounts	—	—	537	314	—	851

Revenues	—	—	4,493	4,339	—	8,832

Salaries and benefits	—	—	2,099	1,951	—	4,050
Supplies	—	—	814	718	—	1,532
Other operating expenses	5	—	773	867	—	1,645
Electronic health record incentive income	—	—	(22)	(8)	—	(30)
Equity in earnings of affiliates	(403)	—	(1)	(8)	403	(9)
Depreciation and amortization	—	—	218	229	—	447
Interest expense	46	557	(122)	(21)	—	460
Gains on sales of facilities	—	—	(21)	—	—	(21)
Legal claim costs	—	78	—	—	—	78
Management fees	—	—	(174)	174	—	—

	(352)	635	3,564	3,902	403	8,152

Income (loss) before income taxes	352	(635)	929	437	(403)	680
Provision (benefit) for income taxes	(20)	(247)	352	141	—	226

Net income (loss)	372	(388)	577	296	(403)	454
Net income attributable to noncontrolling interests	—	—	29	78	—	107

Net income (loss) attributable to HCA Holdings, Inc.	$372	$(388)	$548	$218	$(403)	$347

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$372	$(374)	$550	$227	$(403)	$372

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$482	$368	$—	$850
Accounts receivable, net	—	—	2,702	2,787	—	5,489
Inventories	—	—	695	492	—	1,187
Deferred income taxes	492	—	—	—	—	492
Other	—	—	349	510	—	859

	492	—	4,228	4,157	—	8,877

Property and equipment, net	—	—	7,515	6,097	—	13,612
Investments of insurance subsidiaries	—	—	—	453	—	453
Investments in and advances to affiliates	20,759	—	14	128	(20,759)	142
Goodwill and other intangible assets	—	—	1,694	4,216	—	5,910
Deferred loan costs	29	242	—	—	—	271
Other	319	—	50	175	—	544

	$21,599	$242	$13,501	$15,226	$(20,759)	$29,809

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4	$—	$1,078	$653	$—	$1,735
Accrued salaries	—	—	610	442	—	1,052
Other accrued expenses	489	343	421	810	—	2,063
Long-term debt due within one year	—	952	46	43	—	1,041

	493	1,295	2,155	1,948	—	5,891

Long-term debt	2,525	24,993	182	183	—	27,883
Intercompany balances	25,893	(10,604)	(19,206)	3,917	—	—
Professional liability risks	—	—	—	978	—	978
Income taxes and other liabilities	516	264	524	220	—	1,524

	29,427	15,948	(16,345)	7,246	—	36,276

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,828)	(15,706)	29,735	6,730	(20,759)	(7,828)
Noncontrolling interests	—	—	111	1,250	—	1,361

	(7,828)	(15,706)	29,846	7,980	(20,759)	(6,467)

	$21,599	$242	$13,501	$15,226	$(20,759)	$29,809

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$372	$(388)	$577	$296	$(403)	$454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	20	(95)	(934)	(552)	—	(1,561)
Provision for doubtful accounts	—	—	537	314	—	851
Depreciation and amortization	—	—	218	229	—	447
Income taxes	144	—	—	—	—	144
Gains on sales of facilities	—	—	(21)	—	—	(21)
Legal claim costs	—	78	—	—	—	78
Amortization of deferred loan costs	1	13	—	—	—	14
Share-based compensation	37	—	—	—	—	37
Equity in earnings of affiliates	(403)	—	—	—	403	—
Other	—	2	—	(2)	—	—

Net cash provided by (used in) operating activities	171	(390)	377	285	—	443

Cash flows from investing activities:
Purchase of property and equipment	—	—	(217)	(183)	—	(400)
Acquisition of hospitals and health care entities	—	—	—	(19)	—	(19)
Disposition of hospitals and health care entities	—	—	19	4	—	23
Change in investments	—	—	(3)	(10)	—	(13)

Net cash used in investing activities	—	—	(201)	(208)	—	(409)

Cash flows from financing activities:
Issuance of long-term debt	—	3,502	—	—	—	3,502
Net change in revolving bank credit facilities	—	(2,440)	—	—	—	(2,440)
Repayment of long-term debt	—	(522)	(12)	(8)	—	(542)
Distributions to noncontrolling interests	—	—	(17)	(70)	—	(87)
Payment of debt issuance costs	—	(48)	—	—	—	(48)
Distributions to stockholders	(7)	—	—	—	—	(7)
Changes in intercompany balances with affiliates, net	(195)	(102)	223	74	—	—
Income tax benefits	50	—	—	—	—	50
Other	(19)	—	—	(7)	—	(26)

Net cash (used in) provided by financing activities	(171)	390	194	(11)	—	402

Change in cash and cash equivalents	—	—	370	66	—	436
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$482	$368	$—	$850

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated electronic health record (“EHR”) incentive income and related EHR operating expenses, expected capital expenditures, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), possible delays in or complications related to implementation of the Health Reform Law, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011 (the “BCA”), and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit (“UPL”) programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (20) our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, and (21) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

First Quarter 2014 Operations Summary

Revenues increased to $8.832 billion in the first quarter of 2014 from $8.440 billion in the first quarter of 2013. Net income attributable to HCA Holdings, Inc. totaled $347 million, or $0.76 per diluted share, for the quarter ended March 31, 2014, compared to $344 million, or $0.74 per diluted share, for the quarter ended March 31, 2013. First quarter 2014 results include net gains on sales of facilities of $21 million, or $0.03 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. First quarter 2013 results include net losses on sales of facilities of $16 million, or $0.02 per diluted share, and a loss on retirement of debt of $17 million, or $0.03 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 457.4 million shares for the quarter ended March 31, 2014 and 462.4 million shares for the quarter ended March 31, 2013.

Revenues increased 4.6% on a consolidated basis and increased 3.4% on a same facility basis for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. The increase in consolidated revenues can be attributed to the combined impact of a 3.9% increase in revenue per equivalent admission and a 0.7% increase in equivalent admissions. The same facility revenues increase resulted from the net impact of a 3.7% increase in same facility revenue per equivalent admission and a 0.3% decline in same facility equivalent admissions.

During the quarter ended March 31, 2014, consolidated admissions and same facility admissions increased 0.2% and declined 0.6%, respectively, compared to the quarter ended March 31, 2013. Inpatient surgeries increased 1.3% on a consolidated basis and 0.9% on a same facility basis during the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Outpatient surgeries declined 0.3% on a consolidated basis and 1.7% on a same facility basis during the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Emergency department visits increased 0.9% on a consolidated basis and declined 0.1% on a same facility basis during the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.

For the quarter ended March 31, 2014, the provision for doubtful accounts increased $97 million, compared to the quarter ended March 31, 2013. The self-pay revenue deductions for charity care and uninsured discounts increased $20 million and $351 million, respectively, during the first quarter of 2014, compared to the first quarter of 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

First Quarter 2014 Operations Summary (continued)

percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 31.6% for the first quarter of 2014, compared to 30.0% for the first quarter of 2013. Same facility uninsured admissions increased 2.1% for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.

Electronic health record incentive income declined $9 million, from $39 million in the first quarter of 2013 to $30 million in the first quarter of 2014. Share based compensation expense increased $14 million, from $23 million in the first quarter of 2013 to $37 million in the first quarter of 2014.

Cash flows from operating activities declined $297 million from $740 million for the first quarter of 2013 to $443 million for the first quarter of 2014. The decline is related primarily to the combined impact of a $170 million decline from changes in working capital items and $206 million decline related to income taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 4.6% from $8.440 billion in the first quarter of 2013 to $8.832 billion in the first quarter of 2014. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges, beginning with the first quarter of 2014), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters ended March 31, 2014 and 2013 are summarized in the following tables (dollars in millions):

	2014	Ratio	2013	Ratio
Medicare	$2,125	24.1%	$2,138	25.3%
Managed Medicare	899	10.2	843	10.0
Medicaid	444	5.0	332	3.9
Managed Medicaid	421	4.8	401	4.8
Managed care and other insurers	4,710	53.3	4,486	53.2
International (managed care and other insurers)	326	3.7	290	3.4

	8,925	101.1	8,490	100.6
Uninsured	388	4.4	399	4.7
Other	370	4.2	305	3.6

Revenues before provision for doubtful accounts	9,683	109.7	9,194	108.9
Provision for doubtful accounts	(851)	(9.7)	(754)	(8.9)

Revenues	$8,832	100.0%	$8,440	100.0%

Consolidated and same facility revenue per equivalent admission increased 3.9% and 3.7%, respectively, in the first quarter of 2014, compared to the first quarter of 2013. Consolidated and same facility equivalent admissions increased 0.7% and declined 0.3%, respectively, in the first quarter of 2014, compared to the first quarter of 2013. Consolidated and same facility admissions increased 0.2% and declined 0.6%, respectively, in the first quarter of 2014, compared to the first quarter of 2013. Consolidated and same facility outpatient surgeries declined 0.3% and 1.7%, respectively, in the first quarter of 2014, compared to the first quarter of 2013. Consolidated and same facility inpatient surgeries increased 1.3% and 0.9%, respectively, in the first quarter of 2014, compared to the first quarter of 2013. Consolidated and same facility emergency department visits increased 0.9% and declined 0.1%, respectively, in the first quarter of 2014, compared to the first quarter of 2013.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At March 31, 2014, our allowance for doubtful accounts represented approximately 94% of the $5.810 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

adjustments to revenues amounts, related to uninsured accounts, for the quarters ended March 31, 2014 and 2013 follows (dollars in millions):

	Quarter
	2014	Ratio	2013	Ratio
Charity care	$925	23%	$905	25%
Uninsured discounts	2,301	56	1,950	54
Provision for doubtful accounts	851	21	754	21

Totals	$4,077	100%	$3,609	100%

Same facility uninsured admissions increased by 680 admissions, or 2.1%, in the first quarter of 2014, compared to the first quarter of 2013. Same facility uninsured admissions in 2013, compared to 2012, increased 8.3% in the fourth quarter of 2013, increased 10.1% in the third quarter of 2013, increased 6.3% in the second quarter of 2013 and increased 5.4% in the first quarter of 2013.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2014 and 2013 are set forth in the following table.

	Quarter
	2014	2013
Medicare	33%	33%
Managed Medicare	14	14
Medicaid	8	8
Managed Medicaid	9	9
Managed care and other insurers	28	29
Uninsured	8	7

	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2014 and 2013 are set forth in the following table.

	Quarter
	2014	2013
Medicare	30%	32%
Managed Medicare	11	11
Medicaid	6	5
Managed Medicaid	5	5
Managed care and other insurers	46	46
Uninsured	2	1

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

At March 31, 2014, we had 78 hospitals in the states of Texas and Florida. During the first quarter of 2014, 56% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 64% of our uninsured admissions during the first quarter of 2014.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare and Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $113 million ($21 million DSRIP related and $92 million indigent care related) and $79 million (all indigent care related) during the first quarters of 2014 and 2013, respectively, of Medicaid supplemental payments. In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made waiver requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments, beginning in 2011, for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

We recognized $30 million and $39 million of electronic health record incentive income, primarily related to Medicare, during the first quarters of 2014 and 2013, respectively. At March 31, 2014, we have $53 million of deferred EHR incentive income, which represents payments received for which EHR incentive income has not been recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Electronic Health Record Incentive Payments (continued)

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of income. We incurred $43 million and $26 million during the first quarters of 2014 and 2013, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters ended March 31, 2014 and 2013 (dollars in millions):

	Quarter
	2014		2013
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$9,683		$9,194
Provision for doubtful accounts	851		754

Revenues	8,832	100.0	8,440	100.0

Salaries and benefits	4,050	45.9	3,917	46.4
Supplies	1,532	17.3	1,479	17.5
Other operating expenses	1,645	18.6	1,523	18.1
Electronic health record incentive income	(30)	(0.3)	(39)	(0.5)
Equity in earnings of affiliates	(9)	(0.1)	(8)	(0.1)
Depreciation and amortization	447	5.0	424	5.0
Interest expense	460	5.2	472	5.6
Losses (gains) on sales of facilities	(21)	(0.2)	16	0.2
Loss on retirement of debt	—	—	17	0.2
Legal claim costs	78	0.9	—	—

	8,152	92.3	7,801	92.4

Income before income taxes	680	7.7	639	7.6
Provision for income taxes	226	2.6	201	2.4

Net income	454	5.1	438	5.2
Net income attributable to noncontrolling interests	107	1.2	94	1.1

Net income attributable to HCA Holdings, Inc.	$347	3.9	$344	4.1

% changes from prior year:
Revenues	4.6%		0.4%
Income before income taxes	6.3		(33.6)
Net income attributable to HCA Holdings, Inc.	0.8		(36.3)
Admissions(a)	0.2		0.2
Equivalent admissions(b)	0.7		(0.4)
Revenue per equivalent admission	3.9		0.9
Same facility % changes from prior year(c):
Revenues	3.4		0.1
Admissions(a)	(0.6)		0.1
Equivalent admissions(b)	(0.3)		(0.7)
Revenue per equivalent admission	3.7		0.8

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended March 31, 2014 and 2013

Net income attributable to HCA Holdings, Inc. totaled $347 million, or $0.76 per diluted share, for the first quarter of 2014 compared to $344 million, or $0.74 per diluted share, for the first quarter of 2013. First quarter 2014 results include net gains on sales of facilities of $21 million, or $0.03 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. First quarter 2013 results include net losses on sales of facilities of $16 million, or $0.02 per diluted share, and a loss on retirement of debt of $17 million, or $0.03 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 457.4 million shares and 462.4 million shares for the quarters ended March 31, 2014 and 2013, respectively.

For the first quarter of 2014, consolidated and same facility admissions increased 0.2% and declined 0.6%, respectively, compared to the first quarter of 2013. Consolidated and same facility outpatient surgical volumes declined 0.3% and 1.7%, respectively, during the first quarter of 2014, compared to the first quarter of 2013. Consolidated and same facility inpatient surgeries increased 1.3% and 0.9%, respectively, in the first quarter of 2014, compared to the first quarter of 2013. Consolidated and same facility emergency department visits increased 0.9% and declined 0.1%, respectively, during the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.

Revenues before provision for doubtful accounts increased 5.3% for the first quarter of 2014 compared to the first quarter of 2013. The provision for doubtful accounts increased $97 million from $754 million in the first quarter of 2013 to $851 million in the first quarter of 2014. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $20 million and $351 million, respectively, during the first quarter of 2014, compared to the first quarter of 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.6% for the first quarter of 2014, compared to 30.0% for the first quarter of 2013. At March 31, 2014, our allowance for doubtful accounts represented approximately 94% of the $5.810 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.6% primarily due to the combined impact of revenue per equivalent admission growth of 3.9% and a 0.7% increase in equivalent admissions for the first quarter of 2014 compared to the first quarter of 2013. Same facility revenues increased 3.4% due to the net impact of a 3.7% increase in same facility revenue per equivalent admission and a 0.3% decline in same facility equivalent admissions for the first quarter of 2014 compared to the first quarter of 2013.

Salaries and benefits, as a percentage of revenues, were 45.9% in the first quarter of 2014 and 46.4% in the first quarter of 2013. Salaries and benefits per equivalent admission increased 2.7% in the first quarter of 2014 compared to the first quarter of 2013. Same facility labor rate increases averaged 1.9% for the first quarter of 2014 compared to the first quarter of 2013.

Supplies, as a percentage of revenues, were 17.3% in the first quarter of 2014 and 17.5% in the first quarter of 2013. Supply costs per equivalent admission increased 2.9% in the first quarter of 2014 compared to the first quarter of 2013. Supply costs per equivalent admission increased 3.2% for medical devices, 3.5% for pharmacy supplies and 2.9% for general medical and surgical items in the first quarter of 2014 compared to the first quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended March 31, 2014 and 2013 (continued)

Other operating expenses, as a percentage of revenues, increased to 18.6% in the first quarter of 2014 from 18.1% in the first quarter of 2013. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $96 million and $80 million for the first quarters of 2014 and 2013, respectively.

We recognized $30 million and $39 million of electronic health record incentive income primarily related to Medicare incentives during the first quarters of 2014 and 2013, respectively.

Equity in earnings of affiliates was $9 million and $8 million in the first quarters of 2014 and 2013, respectively.

Depreciation and amortization increased $23 million, from $424 million in the first quarter of 2013 to $447 million in the first quarter of 2014. The increase was related primarily to several construction projects being completed during the second and third quarters of 2013.

Interest expense declined from $472 million in the first quarter of 2013 to $460 million in the first quarter of 2014. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $28.547 billion for the first quarter of 2014 compared to $28.559 billion for the first quarter of 2013. The average effective interest rate for our long term debt declined from 6.7% for the quarter ended March 31, 2013 to 6.5% for the quarter ended March 31, 2014.

During the first quarters of 2014 and 2013, we recorded net gains on sales of facilities of $21 million and net losses on sales of facilities of $16 million, respectively.

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8 % senior secured second lien notes due 2017, at a redemption price of 104.938% of the principal amount. The pretax loss on retirement of debt related to this redemption was $17 million.

We recorded $78 million of legal claim costs during the first quarter of 2014 to increase the estimate of our legal liability in the previously disclosed lawsuit alleging we did not make the full level of capital expenditures and uncompensated care agreed to in the connection with the purchase of the hospitals from Health Midwest in 2003.

The effective tax rates were 39.4% and 36.9% for the first quarters of 2014 and 2013, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first quarter of 2013 was reduced by $11 million related to a reduction in interest expense related to taxing authority examinations. Excluding the effect of this adjustment, the effective rate for the first quarter of 2013 would have been 39.0%.

Net income attributable to noncontrolling interests increased from $94 million for the first quarter of 2013 to $107 million for the first quarter of 2014. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of our group purchasing organization.

Liquidity and Capital Resources

Cash provided by operating activities totaled $443 million in the first quarter of 2014 compared to $740 million in the first quarter of 2013. The $297 million decline in cash provided by operating activities in the first quarter of 2014 compared to the first quarter of 2013 related primarily to the combined impact of a $170 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

decline from changes in working capital items and $206 million decline related to income taxes. The combined interest payments and net tax payments in the first quarters of 2014 and 2013 were $555 million and $348 million, respectively. Working capital totaled $2.986 billion at March 31, 2014 and $2.342 billion at December 31, 2013.

Cash used in investing activities was $409 million in the first quarter of 2014 compared to $373 million in the first quarter of 2013. Excluding acquisitions, capital expenditures were $400 million in the first quarter of 2014 and $404 million in the first quarter of 2013. We expended $13 million for the acquisition of a hospital facility and $6 million to acquire nonhospital health care facilities during the first quarter of 2014. We expended $22 million to acquire nonhospital health care facilities during the first quarter of 2013. Capital expenditures, excluding acquisitions, are expected to approximate $2.2 billion in 2014. At March 31, 2014, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.16 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $23 million and $1 million from sales of health care entities and real estate and other investments during the first quarter of 2014 and 2013, respectively. We paid $13 million and received net cash flows from our investments of $51 million in the first quarters of 2014 and 2013, respectively.

Cash provided by financing activities totaled $402 million during the first quarter of 2014 compared to $478 million of cash used in financing activities during the first quarter of 2013. During the first quarter of 2014, net cash flows provided by financing activities included a net increase of $520 million in our indebtedness, distributions to noncontrolling interests of $87 million, payments of debt issuance costs of $48 million, distributions to stockholders of $7 million and receipts of $50 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first quarter of 2013, net cash flows used in financing activities included net debt repayments of $351 million, distributions to noncontrolling interests of $102 million, distributions to stockholders of $10 million and receipts of $36 million of income tax benefits for certain items (primarily distributions to holders of our stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $28.924 billion at March 31, 2014. Our interest expense was $460 million for the first quarter of 2014 and $472 million for the first quarter of 2013. The decline in interest expense was due to the decline in the average interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($4.442 billion and $1.992 billion available as of March 31, 2014 and April 30, 2014, respectively) and anticipated access to public and private debt markets.

During March 2014, we issued $3.500 billion aggregate principal amount of notes, comprised of $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024 and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March 2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions is expected to be approximately $226 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $525 million and $510 million at March 31, 2014 and December 31, 2013, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $315 million at both March 31, 2014 and December 31, 2013. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $972 million and $940 million at March 31, 2014 and December 31, 2013, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $328 million. We estimate that approximately $256 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $522 million and $3 million, respectively, at March 31, 2014. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2014, we had a net unrealized gain of $14 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $1.080 billion of long-term debt at March 31, 2014 was subject to variable rates of interest, while the remaining balance in long-term debt of $27.844 billion at March 31, 2014 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.7% for the quarter ended March 31, 2013 to 6.5% for the quarter ended March 31, 2014.

The estimated fair value of our total long-term debt was $30.541 billion at March 31, 2014. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $11 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies are currently insignificant to our results of operations and financial position.

IRS Examinations

The IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns during the first quarter of 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data

	2014	2013
Number of hospitals in operation at:
March 31	165	162
June 30		161
September 30		162
December 31		165
Number of freestanding outpatient surgical centers in operation at:
March 31	115	113
June 30		114
September 30		114
December 31		115
Licensed hospital beds at(a):
March 31	43,000	41,891
June 30		41,792
September 30		42,038
December 31		42,896
Weighted average licensed beds(b):
Quarter:
First	42,958	41,867
Second		41,842
Third		42,005
Fourth		42,809
Year		42,133
Average daily census(c):
Quarter:
First	24,414	24,147
Second		22,523
Third		22,099
Fourth		22,666
Year		22,853
Admissions(d):
Quarter:
First	445,100	444,200
Second		433,000
Third		432,600
Fourth		434,300
Year		1,744,100
Equivalent admissions(e):
Quarter:
First	713,000	708,000
Second		708,700
Third		711,800
Fourth		716,200
Year		2,844,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data — (continued)

	2014	2013
Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second		4.7
Third		4.7
Fourth		4.8
Emergency room visits(g):
Quarter:
First	1,765,000	1,749,300
Second		1,726,400
Third		1,738,100
Fourth		1,754,300
Year		6,968,100
Outpatient surgeries(h):
Quarter:
First	210,500	211,100
Second		222,200
Third		215,600
Fourth		233,000
Year		881,900
Inpatient surgeries(i):
Quarter:
First	126,300	124,700
Second		126,500
Third		128,900
Fourth		128,700
Year		508,800
Days revenues in accounts receivable(j):
Quarter:
First	56	52
Second		53
Third		54
Fourth		54
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$49,236	$44,791
Second		44,203
Third		43,945
Fourth		48,202
Year		181,141
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	37%	37%
Second		38%
Third		38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at March 31, 2014 (m):
Medicare and Medicaid	14%	1%	2%
Managed care and other discounted	21	5	5
Uninsured	17	8	27

Total	52%	14%	34%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
(j)

Revenues per day is calculated by dividing the revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the quarter divided by the revenues per day. “Revenues” used in this computation are net of the provision for doubtful accounts.

(k)

Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(m)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.921 billion (each 1% is equivalent to approximately $109 million of gross accounts receivable).

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Hospital Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and NHS private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and intends to appeal the decision.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. The accounting for charity and other uncompensated care is ongoing, with hearings set to begin in the third quarter of 2014. Final judgment in the case currently is not anticipated before the fourth quarter of 2014. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. HCA plans to appeal the trial court’s ruling on the breach of contract claim and order for the accounting once the trial court rules on the accounting and enters judgment.

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

ITEM 1A.    RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2013, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 6.    EXHIBITS

(a) List of Exhibits:

4.1	—

Restatement Agreement, dated as of February 26, 2014, to (i) the Credit Agreement, dated as of November 17, 2006 and as amended and restated as of May 4, 2011, by and among the HCA Inc., HCA UK Capital Limited, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent and (ii) the U.S. Guarantee, dated as of November 17, 2006 by and among the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 28, 2014, and incorporated herein by reference).

4.2	—

Restatement Agreement, dated as of March 7, 2014, to the Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2014, and incorporated herein by reference).

4.3	—

Supplemental Indenture No. 7, dated as of March 17, 2014, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (the 2019 Notes) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 21, 2014, and incorporated herein by reference).

4.4	—

Supplemental Indenture No. 8, dated as of March 17, 2014, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (the 2024 Notes) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 21, 2014, and incorporated herein by reference).

4.5	—	Form of Global Note representing the 2019 Notes (included in Exhibit 4.3).

4.6	—	Form of Global Note representing the 2024 Notes (included in Exhibit 4.4).

4.7	—

Additional Receivables Intercreditor Agreement, dated as of March 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed March 21, 2014, and incorporated herein by reference).

10.1	—	HCA Holdings, Inc. 2014 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2014, and incorporated herein by reference).*
10.2	—	Form of 2014 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2014, and incorporated herein by reference).*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters ended March 31, 2014 and 2013, filed with the SEC on May 6, 2014, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, (ii) the condensed consolidated income statements for the quarters ended March 31, 2014 and 2013, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2014 and 2013, (iv) the condensed consolidated statements of cash flows for the quarters ended March 31, 2014 and 2013 and (v) the notes to condensed consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/s/ WILLIAM B. RUTHERFORD
William B. Rutherford
Chief Financial Officer and Executive Vice President

Date: May 6, 2014