Form 10-Q
period 2014-06-30
HCA Holdings, Inc.
filed 2014-08-05
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2014
Voting common stock, $.01 par value	432,385,100 shares

HCA HOLDINGS, INC.

Form 10-Q

June 30, 2014

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2014	2013	2014	2013
Revenues before provision for doubtful accounts	$9,958	$9,473	$19,641	$18,667
Provision for doubtful accounts	728	1,023	1,579	1,777

Revenues	9,230	8,450	18,062	16,890

Salaries and benefits	4,098	3,848	8,148	7,765
Supplies	1,532	1,470	3,064	2,949
Other operating expenses	1,644	1,507	3,289	3,030
Electronic health record incentive income	(35)	(52)	(65)	(91)
Equity in earnings of affiliates	(9)	(12)	(18)	(20)
Depreciation and amortization	454	425	901	849
Interest expense	427	462	887	934
Losses (gains) on sales of facilities	(11)	(4)	(32)	12
Losses on retirement of debt	226	—	226	17
Legal claim costs	—	—	78	—

	8,326	7,644	16,478	15,445

Income before income taxes	904	806	1,584	1,445
Provision for income taxes	272	269	498	470

Net income	632	537	1,086	975
Net income attributable to noncontrolling interests	149	114	256	208

Net income attributable to HCA Holdings, Inc.	$483	$423	$830	$767

Per share data:
Basic earnings per share	$1.10	$0.95	$1.88	$1.72
Diluted earnings per share	$1.07	$0.91	$1.82	$1.66
Shares used in earnings per share calculations (in thousands):
Basic	438,833	446,612	440,482	445,513
Diluted	453,009	463,184	455,220	462,782

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2014	2013	2014	2013
Net income	$632	$537	$1,086	$975
Other comprehensive income before taxes:
Foreign currency translation	30	—	40	(60)

Unrealized gains (losses) on available-for-sale securities	4	(9)	8	(8)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	4	8	8	15

	4	8	8	15

Change in fair value of derivative financial instruments	(19)	47	(29)	40
Interest costs included in interest expense	32	32	65	64

	13	79	36	104

Other comprehensive income before taxes	51	78	92	51
Income taxes related to other comprehensive income items	18	29	34	20

Other comprehensive income	33	49	58	31

Comprehensive income	665	586	1,144	1,006
Comprehensive income attributable to noncontrolling interests	149	114	256	208

Comprehensive income attributable to HCA Holdings, Inc.	$516	$472	$888	$798

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$658	$414
Accounts receivable, less allowance for doubtful accounts of $5,267 and $5,488	5,472	5,208
Inventories	1,211	1,179
Deferred income taxes	500	489
Other	931	747

	8,772	8,037

Property and equipment, at cost	31,841	31,073
Accumulated depreciation	(18,120)	(17,454)

	13,721	13,619

Investments of insurance subsidiaries	426	448
Investments in and advances to affiliates	150	121
Goodwill and other intangible assets	5,909	5,903
Deferred loan costs	230	237
Other	614	466

	$29,822	$28,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,717	$1,803
Accrued salaries	1,140	1,193
Other accrued expenses	1,992	1,913
Long-term debt due within one year	1,046	786

	5,895	5,695

Long-term debt	27,942	27,590
Professional liability risks	1,019	949
Income taxes and other liabilities	1,554	1,525

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 431,372,800 shares in 2014 and 439,604,000 shares in 2013	4	4
Capital in excess of par value	777	1,386
Accumulated other comprehensive loss	(199)	(257)
Retained deficit	(8,572)	(9,403)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,990)	(8,270)
Noncontrolling interests	1,402	1,342

	(6,588)	(6,928)

	$29,822	$28,831

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Unaudited

(Dollars in millions)

	2014	2013
Cash flows from operating activities:
Net income	$1,086	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(2,151)	(2,335)
Provision for doubtful accounts	1,579	1,777
Depreciation and amortization	901	849
Income taxes	(94)	183
Losses (gains) on sales of facilities	(32)	12
Loss on retirement of debt	226	17
Legal claim costs	78	—
Amortization of deferred loan costs	23	28
Share-based compensation	77	51
Other	—	(3)

Net cash provided by operating activities	1,693	1,554

Cash flows from investing activities:
Purchase of property and equipment	(913)	(896)
Acquisition of hospitals and health care entities	(27)	(23)
Disposition of hospitals and health care entities	32	31
Change in investments	43	102
Other	1	(4)

Net cash used in investing activities	(864)	(790)

Cash flows from financing activities:
Issuance of long-term debt	3,502	—
Net change in revolving credit facilities	340	(20)
Repayment of long-term debt	(3,482)	(768)
Distributions to noncontrolling interests	(197)	(196)
Payment of debt issuance costs	(49)	(5)
Repurchase of common stock	(750)	—
Distributions to stockholders	(7)	(10)
Income tax benefits	75	61
Other	(17)	(69)

Net cash used in financing activities	(585)	(1,007)

Change in cash and cash equivalents	244	(243)
Cash and cash equivalents at beginning of period	414	705

Cash and cash equivalents at end of period	$658	$462

Interest payments	$899	$909
Income tax payments, net	$517	$226

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2014, these affiliates owned and operated 165 hospitals, 115 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $67 million and $65 million for the quarters ended June 30, 2014 and 2013, respectively, and $135 million and $131 million for the six months ended June 30, 2014 and 2013, respectively. Operating results for the quarter and the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges, beginning with the first quarter of 2014), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and the uninsured for the quarters and six months ended June 30, 2014 and 2013 are summarized in the following table (dollars in millions):

	Quarter
	2014	Ratio	2013	Ratio
Medicare	$2,040	22.1%	$1,976	23.4%
Managed Medicare	906	9.8	804	9.5
Medicaid	588	6.4	365	4.3
Managed Medicaid	452	4.9	378	4.5
Managed care and other insurers	4,959	53.8	4,655	55.1
International (managed care and other insurers)	334	3.6	291	3.4

	9,279	100.6	8,469	100.2
Uninsured	318	3.4	693	8.2
Other	361	3.9	311	3.7

Revenues before provision for doubtful accounts	9,958	107.9	9,473	112.1
Provision for doubtful accounts	(728)	(7.9)	(1,023)	(12.1)

Revenues	$9,230	100.0%	$8,450	100.0%

	Six Months
	2014	Ratio	2013	Ratio
Medicare	$4,165	23.1%	$4,114	24.4%
Managed Medicare	1,805	10.0	1,647	9.8
Medicaid	1,032	5.7	697	4.1
Managed Medicaid	873	4.8	779	4.6
Managed care and other insurers	9,669	53.5	9,141	54.1
International (managed care and other insurers)	660	3.7	581	3.4

	18,204	100.8	16,959	100.4
Uninsured	706	3.9	1,092	6.5
Other	731	4.0	616	3.6

Revenues before provision for doubtful accounts	19,641	108.7	18,667	110.5
Provision for doubtful accounts	(1,579)	(8.7)	(1,777)	(10.5)

Revenues	$18,062	100.0%	$16,890	100.0%

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The increase in Medicaid revenues for the quarter and the six months ended June 30, 2014 compared to the quarter and six months ended June 30, 2013 was primarily due to our recording of $142 million, or $0.20 per diluted share, of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a new five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under US GAAP. We are evaluating the effects the adoption of this standard will have on our financial statements and financial disclosures.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2014, we paid $14 million to acquire a hospital and $13 million to acquire other nonhospital health care entities. During the six months ended June 30, 2013, we paid $23 million to acquire nonhospital health care entities.

During the six months ended June 30, 2014, we received proceeds of $32 million and recognized net pretax gains of $32 million related to sales of real estate and other investments. During the six months ended June 30, 2013, we received proceeds of $31 million and recognized net pretax losses of $12 million related to sales of a hospital facility and real estate and other investments.

NOTE 3 — INCOME TAXES

The IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns during 2014. We are also subject to examination by state and foreign taxing authorities.

Our liability for unrecognized tax benefits was $507 million, including accrued interest of $40 million, as of June 30, 2014 ($462 million and $30 million, respectively, as of December 31, 2013). Unrecognized tax benefits of $176 million ($160 million as of December 31, 2013) would affect the effective rate, if recognized. The provision for income taxes reflects $4 million and $3 million (each $2 million, net of tax) of interest expense related to taxing authority examinations for the quarters ended June 30, 2014 and 2013, respectively. The provision for income taxes reflects $8 million ($5 million, net of tax) of interest expense related to taxing authority examinations and $15 million ($9 million, net of tax) of reductions in interest expense related to taxing authority examinations for the six months ended June 30, 2014 and 2013, respectively. The provision for income taxes for the quarter and six months ended June 30, 2014 also reflects a reduction of $22 million related primarily to resolutions of prior year examinations.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES (continued)

Depending on the completion of examinations by federal, state or foreign taxing authorities, the resolution of any tax disputes, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible our liability for unrecognized tax benefits may significantly increase or decline within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, stock appreciation rights and restricted share units, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2014 and 2013 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Six Months
	2014	2013	2014	2013
Net income attributable to HCA Holdings, Inc.	$483	$423	$830	$767

Weighted average common shares outstanding	438,833	446,612	440,482	445,513
Effect of dilutive incremental shares	14,176	16,572	14,738	17,269

Shares used for diluted earnings per share	453,009	463,184	455,220	462,782

Earnings per share:
Basic earnings per share	$1.10	$0.95	$1.88	$1.72
Diluted earnings per share	$1.07	$0.91	$1.82	$1.66

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2014 and December 31, 2013 follows (dollars in millions):

	June 30, 2014
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$447	$17	$(1)	$463
Money market funds	29	—	—	29

	476	17	(1)	492
Equity securities	1	2	—	3

	$477	$19	$(1)	495

Amounts classified as current assets				(69)

Investment carrying value				$426

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

At June 30, 2014 and December 31, 2013, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at June 30, 2014 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$41	$41
Due after one year through five years	232	238
Due after five years through ten years	90	96
Due after ten years	113	117

	$476	$492

The average expected maturity of the investments in debt securities at June 30, 2014 was 4.1 years, compared to the average scheduled maturity of 5.7 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2014 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(3)
Pay-fixed interest rate swaps	3,000	December 2016	(214)
Pay-fixed interest rate swaps	1,000	December 2017	(42)

During the next 12 months, we estimate $126 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the six months ended June 30, 2014 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$19	Interest expense	$65

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2014, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2014, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $269 million.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at June 30, 2014 and December 31, 2013, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2014
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$463	$—	$456	$7
Money market funds	29	29	—	—

	492	29	456	7
Equity securities	3	2	—	1

Investments of insurance subsidiaries	495	31	456	8
Less amounts classified as current assets	(69)	(29)	(40)	—

	$426	$2	$416	$8

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$259	$—	$259	$—

	December 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$412	$—	$405	$7
Money market funds	94	94	—	—

	506	94	405	7
Equity securities	4	3	—	1

Investments of insurance subsidiaries	510	97	405	8
Less amounts classified as current assets	(62)	(62)	—	—

	$448	$35	$405	$8

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$295	$—	$295	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The estimated fair value of our long-term debt was $30.449 billion and $29.603 billion at June 30, 2014 and December 31, 2013, respectively, compared to carrying amounts aggregating $28.988 billion and $28.376 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2014 and December 31, 2013, including related interest rates at June 30, 2014, follows (dollars in millions):

	June 30, 2014	December 31, 2013
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$2,500	$2,440
Senior secured revolving credit facility (effective interest rate of 1.7%)	280	—
Senior secured term loan facilities (effective interest rate of 5.3%)	5,558	5,598
Senior secured first lien notes (effective interest rate of 5.8%)	10,491	9,695
Other senior secured debt (effective interest rate of 6.7%)	464	448

First lien debt	19,293	18,181
Senior unsecured notes (effective interest rate of 7.2%)	9,695	10,195

Total debt (average life of 6.4 years, rates averaging 5.8%)	28,988	28,376
Less amounts due within one year	1,046	786

	$27,942	$27,590

2014 Activity

During March 2014, we issued $3.500 billion aggregate principal amount of notes, comprised of $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024, and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March 2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions was $226 million.

2013 Activity

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017. The pretax loss on retirement of debt related to this redemption was $17 million.

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Hospital Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and has appealed the decision to the Competition Appeal Tribunal. The appeal is expected to be decided in 2015.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation (continued)

disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court granted the motion in part on May 28, 2013. The action is proceeding to discovery on the remaining claims. Plaintiffs’ motion to certify the class has been briefed and is set for oral argument in August 2014. It is not known when the court will rule on the motion.

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

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances at December 31, 2013	439,604	$4	$1,386	$(257)	$(9,403)	$1,342	$(6,928)
Net income	—	—	—	—	830	256	1,086
Repurchase of common stock	(14,555)	—	(750)	—	—	—	(750)
Other comprehensive income	—	—	—	58	—	—	58
Distributions	—	—	—	—	—	(197)	(197)
Share-based benefit plans	6,324	—	146	—	—	—	146
Other	—	—	(5)	—	1	1	(3)

Balances at June 30, 2014	431,373	$4	$777	$(199)	$(8,572)	$1,402	$(6,588)

During May 2014, we repurchased 14,554,628 shares of our common stock at a price of $51.53 per share.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2013	$7	$11	$(88)	$(187)	$(257)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	5	—	—	—	5
Foreign currency translation adjustments, net of $14 of income taxes	—	26	—	—	26
Change in fair value of derivative instruments, net of $10 income tax benefit	—	—	—	(19)	(19)
Expense reclassified into operations from other comprehensive income, net of $3 and $24, respectively, income tax benefits	—	—	5	41	46

Balances at June 30, 2014	$12	$37	$(83)	$(165)	$(199)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2014 and 2013 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2014	2013	2014	2013
Revenues:
National Group	$4,267	$3,964	$8,427	$7,945
American Group	4,447	4,065	8,599	8,099
Corporate and other	516	421	1,036	846

	$9,230	$8,450	$18,062	$16,890

Equity in earnings of affiliates:
National Group	$(3)	$(3)	$(6)	$(5)
American Group	(8)	(7)	(15)	(13)
Corporate and other	2	(2)	3	(2)

	$(9)	$(12)	$(18)	$(20)

Adjusted segment EBITDA:
National Group	$946	$831	$1,802	$1,635
American Group	1,134	916	1,984	1,744
Corporate and other	(80)	(58)	(142)	(122)

	$2,000	$1,689	$3,644	$3,257

Depreciation and amortization:
National Group	$190	$177	$377	$351
American Group	211	202	416	404
Corporate and other	53	46	108	94

	$454	$425	$901	$849

Adjusted segment EBITDA	$2,000	$1,689	$3,644	$3,257
Depreciation and amortization	454	425	901	849
Interest expense	427	462	887	934
Losses (gains) on sales of facilities	(11)	(4)	(32)	12
Losses on retirement of debt	226	—	226	17
Legal claim costs	—	—	78	—

Income before income taxes	$904	$806	$1,584	$1,445

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

Our summarized condensed consolidating comprehensive income statements for the quarters and six months ended June 30, 2014 and 2013, condensed consolidating balance sheets at June 30, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,079	$4,879	$—	$9,958
Provision for doubtful accounts	—	—	394	334	—	728

Revenues	—	—	4,685	4,545	—	9,230

Salaries and benefits	—	—	2,118	1,980	—	4,098
Supplies	—	—	805	727	—	1,532
Other operating expenses	5	—	789	850	—	1,644
Electronic health record incentive income	—	—	(24)	(11)	—	(35)
Equity in earnings of affiliates	(549)	—	(1)	(8)	549	(9)
Depreciation and amortization	—	—	224	230	—	454
Interest expense	46	536	(112)	(43)	—	427
Gains on sales of facilities	—	—	(11)	—	—	(11)
Losses on retirement of debt	—	226	—	—	—	226
Management fees	—	—	(176)	176	—	—

	(498)	762	3,612	3,901	549	8,326

Income (loss) before income taxes	498	(762)	1,073	644	(549)	904
Provision (benefit) for income taxes	(18)	(277)	381	186	—	272

Net income (loss)	516	(485)	692	458	(549)	632
Net income attributable to noncontrolling interests	—	—	18	131	—	149

Net income (loss) attributable to HCA Holdings, Inc.	$516	$(485)	$674	$327	$(549)	$483

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$516	$(477)	$677	$349	$(549)	$516

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$10,109	$9,532	$—	$19,641
Provision for doubtful accounts	—	—	931	648	—	1,579

Revenues	—	—	9,178	8,884	—	18,062

Salaries and benefits	—	—	4,217	3,931	—	8,148
Supplies	—	—	1,619	1,445	—	3,064
Other operating expenses	10	—	1,562	1,717	—	3,289
Electronic health record incentive income	—	—	(46)	(19)	—	(65)
Equity in earnings of affiliates	(952)	—	(2)	(16)	952	(18)
Depreciation and amortization	—	—	442	459	—	901
Interest expense	92	1,093	(234)	(64)	—	887
Gains on sales of facilities	—	—	(32)	—	—	(32)
Losses on retirement of debt	—	226	—	—	—	226
Legal claim costs	—	78	—	—	—	78
Management fees	—	—	(350)	350	—	—

	(850)	1,397	7,176	7,803	952	16,478

Income (loss) before income taxes	850	(1,397)	2,002	1,081	(952)	1,584
Provision (benefit) for income taxes	(38)	(524)	733	327	—	498

Net income (loss)	888	(873)	1,269	754	(952)	1,086
Net income attributable to noncontrolling interests	—	—	47	209	—	256

Net income (loss) attributable to HCA Holdings, Inc.	$888	$(873)	$1,222	$545	$(952)	$830

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$888	$(851)	$1,227	$576	$(952)	$888

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$215	$443	$—	$658
Accounts receivable, net	—	—	2,709	2,763	—	5,472
Inventories	—	—	707	504	—	1,211
Deferred income taxes	500	—	—	—	—	500
Other	—	—	344	587	—	931

	500	—	3,975	4,297	—	8,772

Property and equipment, net	—	—	7,676	6,045	—	13,721
Investments of insurance subsidiaries	—	—	—	426	—	426
Investments in and advances to affiliates	21,308	—	15	135	(21,308)	150
Goodwill and other intangible assets	—	—	1,694	4,215	—	5,909
Deferred loan costs	27	203	—	—	—	230
Other	406	—	19	189	—	614

	$22,241	$203	$13,379	$15,307	$(21,308)	$29,822

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4	$—	$1,081	$632	$—	$1,717
Accrued salaries	—	—	656	484	—	1,140
Other accrued expenses	407	330	433	822	—	1,992
Long-term debt due within one year	—	952	50	44	—	1,046

	411	1,282	2,220	1,982	—	5,895

Long-term debt	2,525	25,047	183	187	—	27,942
Intercompany balances	26,762	(10,203)	(20,098)	3,539	—	—
Professional liability risks	—	—	—	1,019	—	1,019
Income taxes and other liabilities	533	260	543	218	—	1,554

	30,231	16,386	(17,152)	6,945	—	36,410

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,990)	(16,183)	30,412	7,079	(21,308)	(7,990)
Noncontrolling interests	—	—	119	1,283	—	1,402

	(7,990)	(16,183)	30,531	8,362	(21,308)	(6,588)

	$22,241	$203	$13,379	$15,307	$(21,308)	$29,822

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$888	$(873)	$1,269	$754	$(952)	$1,086
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	13	(32)	(1,258)	(874)	—	(2,151)
Provision for doubtful accounts	—	—	931	648	—	1,579
Depreciation and amortization	—	—	442	459	—	901
Income taxes	(94)	—	—	—	—	(94)
Gains on sales of facilities	—	—	(32)	—	—	(32)
Losses on retirement of debt	—	226	—	—	—	226
Legal claim costs	—	78	—	—	—	78
Amortization of deferred loan costs	2	21	—	—	—	23
Share-based compensation	77	—	—	—	—	77
Equity in earnings of affiliates	(952)	—	—	—	952	—
Other	—	1	—	(1)	—	—

Net cash (used in) provided by operating activities	(66)	(579)	1,352	986	—	1,693

Cash flows from investing activities:
Purchase of property and equipment	—	—	(583)	(330)	—	(913)
Acquisition of hospitals and health care entities	—	—	(2)	(25)	—	(27)
Disposition of hospitals and health care entities	—	—	25	7	—	32
Change in investments	—	—	26	17	—	43
Other	—	—	—	1	—	1

Net cash used in investing activities	—	—	(534)	(330)	—	(864)

Cash flows from financing activities:
Issuance of long-term debt	—	3,502	—	—	—	3,502
Net change in revolving credit facilities	—	340	—	—	—	340
Repayment of long-term debt	—	(3,441)	(25)	(16)	—	(3,482)
Distributions to noncontrolling interests	—	—	(27)	(170)	—	(197)
Payment of debt issuance costs	—	(49)	—	—	—	(49)
Repurchase of common stock	(750)	—	—	—	—	(750)
Distributions to stockholders	(7)	—	—	—	—	(7)
Changes in intercompany balances with affiliates, net	756	227	(663)	(320)	—	—
Income tax benefits	75	—	—	—	—	75
Other	(8)	—	—	(9)	—	(17)

Net cash provided by (used in) financing activities	66	579	(715)	(515)	—	(585)

Change in cash and cash equivalents	—	—	103	141	—	244
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$215	$443	$—	$658

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$798	$(694)	$1,125	$606	$(860)	$975
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	41	(18)	(1,217)	(1,141)	—	(2,335)
Provision for doubtful accounts	—	—	1,051	726	—	1,777
Depreciation and amortization	—	—	420	429	—	849
Income taxes	183	—	—	—	—	183
Losses (gains) on sales of facilities	—	—	19	(7)	—	12
Loss on retirement of debt	—	17	—	—	—	17
Amortization of deferred loan costs	2	26	—	—	—	28
Share-based compensation	51	—	—	—	—	51
Equity in earnings of affiliates	(860)	—	—	—	860	—
Other	—	4	—	(7)	—	(3)

Net cash provided by (used in) operating activities	215	(665)	1,398	606	—	1,554

Cash flows from investing activities:
Purchase of property and equipment	—	—	(434)	(462)	—	(896)
Acquisition of hospitals and health care entities	—	—	—	(23)	—	(23)
Disposition of hospitals and health care entities	—	—	17	14	—	31
Change in investments	—	—	5	97	—	102
Other	—	—	(1)	(3)	—	(4)

Net cash used in investing activities	—	—	(413)	(377)	—	(790)

Cash flows from financing activities:
Net change in revolving credit facilities	—	(20)	—	—	—	(20)
Repayment of long-term debt	—	(726)	(22)	(20)	—	(768)
Distributions to noncontrolling interests	—	—	(29)	(167)	—	(196)
Payment of debt issuance costs	—	(5)	—	—	—	(5)
Distributions to stockholders	(10)	—	—	—	—	(10)
Changes in intercompany balances with affiliates, net	(216)	1,416	(1,165)	(35)	—	—
Income tax benefits	61	—	—	—	—	61
Other	(72)	—	—	3	—	(69)

Net cash (used in) provided by financing activities	(237)	665	(1,216)	(219)	—	(1,007)

Change in cash and cash equivalents	(22)	—	(231)	10	—	(243)
Cash and cash equivalents at beginning of period	22	—	383	300	—	705

Cash and cash equivalents at end of period	$—	$—	$152	$310	$—	$462

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated electronic health record (“EHR”) incentive income and related EHR operating expenses, expected capital expenditures, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), possible delays in or complications related to implementation of the Health Reform Law, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges and possible impairments of long-lived assets, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (20) our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, and (21) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Most of the provisions of the Health Reform Law that seek to decrease the number of uninsured became effective January 1, 2014. Based on the CBO’s February 2014 projection, by 2022, the Health Reform Law will expand coverage to 25 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms. The employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015. For employers with 50 to 99 employees, this requirement has been further delayed until January 1, 2016. In addition, a number of states have opted out of the Medicaid expansion, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately decline to implement the Medicaid expansion provisions of the law.

Second Quarter 2014 Operations Summary

Revenues increased to $9.230 billion in the second quarter of 2014 from $8.450 billion in the second quarter of 2013. Revenues for the second quarter of 2014 include $142 million, or $0.20 per diluted share, of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. All revenue amounts and revenue-related statistics for the quarter and six months ended June 30, 2014 include the impact of this $142 million increase in Medicaid revenues. Net income attributable to HCA Holdings, Inc. totaled $483 million, or $1.07 per diluted share, for the quarter ended June 30, 2014, compared to $423 million, or $0.91 per diluted share, for the quarter ended June 30, 2013. Second quarter 2014 results include losses on retirement of debt of $226 million, or $0.32 per diluted share, and net gains on sales of facilities of $11 million, or $0.02 per diluted share. Second quarter 2013 results include net gains on sales of facilities of $4 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 453.0 million shares for the quarter ended June 30, 2014 and 463.2 million shares for the quarter ended June 30, 2013. During May 2014, we repurchased 14.6 million shares of our common stock.

Revenues increased 9.2% on a consolidated basis and increased 7.7% on a same facility basis for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. The increase in consolidated revenues can be attributed primarily to the combined impact of a 5.4% increase in revenue per equivalent admission and a 3.6% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 5.4% increase in same facility revenue per equivalent admission and a 2.2% increase in same facility equivalent admissions.

During the quarter ended June 30, 2014, consolidated admissions and same facility admissions increased 2.3% and 1.2%, respectively, compared to the quarter ended June 30, 2013. Inpatient surgeries increased 1.7% on a consolidated basis and 1.0% on a same facility basis during the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. Outpatient surgeries increased 1.3% on a consolidated basis and declined 0.3% on a same facility basis during the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. Emergency department visits increased 7.1% on a consolidated basis and 5.7% on a same facility basis during the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF (Continued)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2014 Operations Summary (continued)

For the quarter ended June 30, 2014, the provision for doubtful accounts declined $295 million, compared to the quarter ended June 30, 2013. The self-pay revenue deductions for charity care and uninsured discounts increased $103 million and $124 million, respectively, during the second quarter of 2014, compared to the second quarter of 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 29.0% for the second quarter of 2014, compared to 31.2% for the second quarter of 2013. Same facility uninsured admissions declined 14.7% for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. We believe these favorable trends are primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs.

Electronic health record incentive income declined $17 million, from $52 million in the second quarter of 2013 to $35 million in the second quarter of 2014. Share-based compensation expense increased $12 million, from $28 million in the second quarter of 2013 to $40 million in the second quarter of 2014.

Cash flows from operating activities increased $436 million from $814 million for the second quarter of 2013 to $1.250 billion for the second quarter of 2014. The increase is related primarily to the net impact of a $95 million increase in net income, a $219 million increase related to gains on sales of facilities and losses on retirement of debt, a $156 million increase from changes in working capital items and a $71 million decline related to income taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 9.2% from $8.450 billion in the second quarter of 2013 to $9.230 billion in the second quarter of 2014. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges, beginning with the first quarter of 2014), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters and six months ended June 30, 2014 and 2013 are summarized in the following tables (dollars in millions):

	Quarter
	2014	Ratio	2013	Ratio
Medicare	$2,040	22.1%	$1,976	23.4%
Managed Medicare	906	9.8	804	9.5
Medicaid	588	6.4	365	4.3
Managed Medicaid	452	4.9	378	4.5
Managed care and other insurers	4,959	53.8	4,655	55.1
International (managed care and other insurers)	334	3.6	291	3.4

	9,279	100.6	8,469	100.2
Uninsured	318	3.4	693	8.2
Other	361	3.9	311	3.7

Revenues before provision for doubtful accounts	9,958	107.9	9,473	112.1
Provision for doubtful accounts	(728)	(7.9)	(1,023)	(12.1)

Revenues	$9,230	100.0%	$8,450	100.0%

	Six Months
	2014	Ratio	2013	Ratio
Medicare	$4,165	23.1%	$4,114	24.4%
Managed Medicare	1,805	10.0	1,647	9.8
Medicaid	1,032	5.7	697	4.1
Managed Medicaid	873	4.8	779	4.6
Managed care and other insurers	9,669	53.5	9,141	54.1
International (managed care and other insurers)	660	3.7	581	3.4

	18,204	100.8	16,959	100.4
Uninsured	706	3.9	1,092	6.5
Other	731	4.0	616	3.6

Revenues before provision for doubtful accounts	19,641	108.7	18,667	110.5
Provision for doubtful accounts	(1,579)	(8.7)	(1,777)	(10.5)

Revenues	$18,062	100.0%	$16,890	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Consolidated and same facility revenue per equivalent admission each increased 5.4% in the second quarter of 2014, compared to the second quarter of 2013. Consolidated and same facility equivalent admissions increased 3.6% and 2.2%, respectively, in the second quarter of 2014, compared to the second quarter of 2013. Consolidated and same facility admissions increased 2.3% and 1.2%, respectively, in the second quarter of 2014, compared to the second quarter of 2013. Consolidated and same facility outpatient surgeries increased 1.3% and declined 0.3%, respectively, in the second quarter of 2014, compared to the second quarter of 2013. Consolidated and same facility inpatient surgeries increased 1.7% and 1.0%, respectively, in the second quarter of 2014, compared to the second quarter of 2013. Consolidated and same facility emergency department visits increased 7.1% and 5.7%, respectively, in the second quarter of 2014, compared to the second quarter of 2013.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At June 30, 2014, our allowance for doubtful accounts represented approximately 93% of the $5.688 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and six months ended June 30, 2014 and 2013 follows (dollars in millions):

	Quarter				Six Months
	2014	Ratio	2013	Ratio	2014	Ratio	2013	Ratio
Charity care	$900	24%	$797	21%	$1,825	23%	$1,702	23%
Uninsured discounts	2,142	57	2,018	52	4,443	57	3,968	53
Provision for doubtful accounts	728	19	1,023	27	1,579	20	1,777	24

Totals	$3,770	100%	$3,838	100%	$7,847	100%	$7,447	100%

Same facility uninsured admissions declined by 5,133 admissions, or 14.7%, in the second quarter of 2014, compared to the second quarter of 2013. We believe this decline was primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. Same facility uninsured admissions increased by 2.1%, in the first quarter of 2014, compared to the first quarter of 2013. Same facility uninsured admissions in 2013, compared to 2012, increased 8.3% in the fourth quarter of 2013, increased 10.1% in the third quarter of 2013, increased 6.3% in the second quarter of 2013 and increased 5.4% in the first quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2014 and 2013 are set forth in the following table.

	Quarter		Six Months
	2014	2013	2014	2013
Medicare	32%	32%	32%	33%
Managed Medicare	14	13	14	13
Medicaid	8	8	8	8
Managed Medicaid	9	9	9	9
Managed care and other insurers	30	30	30	29
Uninsured	7	8	7	8

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2014 and 2013 are set forth in the following table.

	Quarter		Six Months
	2014	2013	2014	2013
Medicare	28%	29%	29%	31%
Managed Medicare	11	10	11	11
Medicaid	8	6	7	5
Managed Medicaid	5	4	5	4
Managed care and other insurers	48	46	47	46
Uninsured	—	5	1	3

	100%	100%	100%	100%

At June 30, 2014, we had 78 hospitals in the states of Texas and Florida. During the second quarter of 2014, 56% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 65% of our uninsured admissions during the second quarter of 2014.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare and Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $210 million ($22 million DSRIP related and $188 million indigent care related) and $72 million (all indigent care related) during the second quarters of 2014 and 2013, respectively, and $323 million ($43 million DSRIP related and $280 million indigent care related) and $151 million (all indigent care related) during the first six months of 2014 and 2013, respectively, of Medicaid supplemental payments. During the second quarter of 2014, we recorded $142 million of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care related component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013.

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

We recognized $35 million and $52 million of electronic health record incentive income, primarily related to Medicare, during the second quarters of 2014 and 2013, respectively. We recognized $65 million and $91 million of electronic health record incentive income, primarily related to Medicare, during the first six months of 2014 and 2013, respectively. At June 30, 2014, we had $18 million of deferred EHR incentive income, which represents payments received for which EHR incentive income has not been recognized.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of income. We incurred $32 million and $33 million during the second quarters of 2014 and 2013, respectively, and $75 million and $59 million during the first six months of 2014 and 2013, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use.

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

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and six months ended June 30, 2014 and 2013 (dollars in millions):

	Quarter
	2014		2013
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$9,958		$9,473
Provision for doubtful accounts	728		1,023

Revenues	9,230	100.0	8,450	100.0

Salaries and benefits	4,098	44.4	3,848	45.5
Supplies	1,532	16.6	1,470	17.4
Other operating expenses	1,644	17.8	1,507	17.8
Electronic health record incentive income	(35)	(0.4)	(52)	(0.6)
Equity in earnings of affiliates	(9)	(0.1)	(12)	(0.1)
Depreciation and amortization	454	4.9	425	5.1
Interest expense	427	4.6	462	5.5
Gains on sales of facilities	(11)	(0.1)	(4)	(0.1)
Losses on retirement of debt	226	2.5	—	—

	8,326	90.2	7,644	90.5

Income before income taxes	904	9.8	806	9.5
Provision for income taxes	272	3.0	269	3.2

Net income	632	6.8	537	6.3
Net income attributable to noncontrolling interests	149	1.6	114	1.3

Net income attributable to HCA Holdings, Inc.	$483	5.2	$423	5.0

% changes from prior year:
Revenues	9.2%		4.2%
Income before income taxes	12.3		15.1
Net income attributable to HCA Holdings, Inc.	14.3		8.1
Admissions(a)	2.3		1.1
Equivalent admissions(b)	3.6		1.1
Revenue per equivalent admission	5.4		3.0
Same facility % changes from prior year(c):
Revenues	7.7		4.0
Admissions(a)	1.2		1.3
Equivalent admissions(b)	2.2		1.1
Revenue per equivalent admission	5.4		2.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2014		2013
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$19,641		$18,667
Provision for doubtful accounts	1,579		1,777

Revenues	18,062	100.0	16,890	100.0

Salaries and benefits	8,148	45.1	7,765	46.0
Supplies	3,064	17.0	2,949	17.5
Other operating expenses	3,289	18.2	3,030	17.8
Electronic health record incentive income	(65)	(0.4)	(91)	(0.5)
Equity in earnings of affiliates	(18)	(0.1)	(20)	(0.1)
Depreciation and amortization	901	5.0	849	5.0
Interest expense	887	4.9	934	5.5
Losses (gains) on sales of facilities	(32)	(0.2)	12	0.1
Losses on retirement of debt	226	1.3	17	0.1
Legal claim costs	78	0.4	—	—

	16,478	91.2	15,445	91.4

Income before income taxes	1,584	8.8	1,445	8.6
Provision for income taxes	498	2.8	470	2.8

Net income	1,086	6.0	975	5.8
Net income attributable to noncontrolling interests	256	1.4	208	1.3

Net income attributable to HCA Holdings, Inc.	$830	4.6	$767	4.5

% changes from prior year:
Revenues	6.9%		2.3%
Income before income taxes	9.6		(13.1)
Net income attributable to HCA Holdings, Inc.	8.2		(17.7)
Admissions(a)	1.2		0.6
Equivalent admissions(b)	2.2		0.3
Revenue per equivalent admission	4.7		1.9
Same facility % changes from prior year(c):
Revenues	5.6		2.0
Admissions(a)	0.3		0.7
Equivalent admissions(b)	0.9		0.2
Revenue per equivalent admission	4.6		1.8

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended June 30, 2014 and 2013

Net income attributable to HCA Holdings, Inc. totaled $483 million, or $1.07 per diluted share, for the second quarter of 2014 compared to $423 million, or $0.91 per diluted share, for the second quarter of 2013. During the second quarter of 2014, we recorded $142 million, or $0.20 per diluted share, of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. All revenue amounts and revenue-related statistics for the quarter and six months ended June 30, 2014 include the impact of this $142 million increase in Medicaid revenues. Second quarter 2014 results include net losses on retirement of debt of $226 million, or $0.32 per diluted share, and net gains on sales of facilities of $11 million, or $0.02 per diluted share. Second quarter 2013 results include net gains on sales of facilities of $4 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 453.0 million shares and 463.2 million shares for the quarters ended June 30, 2014 and 2013, respectively. During May 2014, we repurchased 14.6 million shares of our common stock.

For the second quarter of 2014, consolidated and same facility admissions increased 2.3% and 1.2%, respectively, compared to the second quarter of 2013. Consolidated and same facility outpatient surgical volumes increased 1.3% and declined 0.3%, respectively, during the second quarter of 2014, compared to the second quarter of 2013. Consolidated and same facility inpatient surgeries increased 1.7% and 1.0%, respectively, in the second quarter of 2014, compared to the second quarter of 2013. Consolidated and same facility emergency department visits increased 7.1% and 5.7%, respectively, during the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013.

Revenues before provision for doubtful accounts increased 5.1% for the second quarter of 2014 compared to the second quarter of 2013. The provision for doubtful accounts declined $295 million from $1.023 billion in the second quarter of 2013 to $728 million in the second quarter of 2014. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $103 million and $124 million, respectively, during the second quarter of 2014, compared to the second quarter of 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 29.0% for the second quarter of 2014, compared to 31.2% for the second quarter of 2013. At June 30, 2014, our allowance for doubtful accounts represented approximately 93% of the $5.688 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 9.2% primarily due to the combined impact of revenue per equivalent admission growth of 5.4% and a 3.6% increase in equivalent admissions for the second quarter of 2014 compared to the second quarter of 2013. Same facility revenues increased 7.7% due to the combined impact of a 5.4% increase in same facility revenue per equivalent admission and a 2.2% increase in same facility equivalent admissions for the second quarter of 2014 compared to the second quarter of 2013.

Salaries and benefits, as a percentage of revenues, were 44.4% in the second quarter of 2014 and 45.5% in the second quarter of 2013. Salaries and benefits per equivalent admission increased 2.8% in the second quarter of 2014 compared to the second quarter of 2013. Same facility labor rate increases averaged 2.3% for the second quarter of 2014 compared to the second quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF (Continued)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2014 and 2013 (continued)

Supplies, as a percentage of revenues, were 16.6% in the second quarter of 2014 and 17.4% in the second quarter of 2013. Supply costs per equivalent admission increased 0.5% in the second quarter of 2014 compared to the second quarter of 2013. Supply costs per equivalent admission increased 1.6% for medical devices and 4.2% for pharmacy supplies and declined 0.9% for general medical and surgical items in the second quarter of 2014 compared to the second quarter of 2013.

Other operating expenses, as a percentage of revenues, were 17.8% in each of the second quarters of 2014 and 2013. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $96 million and $79 million for the second quarters of 2014 and 2013, respectively.

We recognized $35 million and $52 million of electronic health record incentive income primarily related to Medicare incentives during the second quarters of 2014 and 2013, respectively.

Equity in earnings of affiliates was $9 million and $12 million in the second quarters of 2014 and 2013, respectively.

Depreciation and amortization increased $29 million, from $425 million in the second quarter of 2013 to $454 million in the second quarter of 2014.

Interest expense declined from $462 million in the second quarter of 2013 to $427 million in the second quarter of 2014. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $28.945 billion for the second quarter of 2014 compared to $28.430 billion for the second quarter of 2013. The average effective interest rate for our long term debt declined from 6.5% for the quarter ended June 30, 2013 to 5.9% for the quarter ended June 30, 2014.

During the second quarters of 2014 and 2013, we recorded net gains on sales of facilities of $11 million and $4 million, respectively.

During March 2014, we issued $3.500 billion aggregate principal amount of notes, comprised of $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024 and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March 2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions was $226 million.

The effective tax rates were 36.0% and 38.9% for the second quarters of 2014 and 2013, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the second quarter of 2014 was reduced by $22 million related primarily to resolutions of prior year examinations. Excluding the effect of this adjustment, the effective rate for the second quarter of 2014 would have been 38.9%.

Net income attributable to noncontrolling interests increased from $114 million for the second quarter of 2013 to $149 million for the second quarter of 2014. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results and the increased Medicaid revenues from the Texas Waiver Program of hospital joint ventures in two Texas markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF (Continued)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2014 and 2013

Net income attributable to HCA Holdings, Inc. totaled $830 million, or $1.82 per diluted share, in the six months ended June 30, 2014 compared to $767 million, or $1.66 per diluted share, in the six months ended June 30, 2013. The first six months of 2014 results include losses on retirement of debt of $226 million, or $0.31 per diluted share, net gains on sales of facilities of $32 million, or $0.04 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. The first six months of 2013 results include net losses on sales of facilities of $12 million, or $0.02 per diluted share, and losses on retirement of debt of $17 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 455.2 million shares and 462.8 million shares for the six months ended June 30, 2014 and 2013, respectively. During May 2014, we repurchased 14.6 million shares of our common stock.

For the first six months of 2014, consolidated and same facility admissions increased 1.2% and 0.3%, respectively, compared to the first six months of 2013. Consolidated and same facility outpatient surgical volumes increased 0.5% and declined 1.0%, respectively, during the first six months of 2014, compared to the first six months of 2013. Consolidated and same facility inpatient surgeries increased 1.5% and 0.9%, respectively, in the first six months of 2014, compared to the first six months of 2013. Consolidated and same facility emergency department visits increased 4.0% and 2.7%, respectively, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Revenues before provision for doubtful accounts increased 5.2% for the first six months of 2014 compared to the first six months of 2013. Provision for doubtful accounts declined $198 million from $1.777 billion in the first six months of 2013 to $1.579 billion in the first six months of 2014. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $123 million and $475 million, respectively, during the first six months of 2014, compared to the first six months of 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.3% for the first six months of 2014, compared to 30.6% for the first six months of 2013. At June 30, 2014, our allowance for doubtful accounts represented approximately 93% of the $5.688 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 6.9% due to the combined impact of revenue per equivalent admission growth of 4.7% and an increase of 2.2% in equivalent admissions for the first six months of 2014 compared to the first six months of 2013. Same facility revenues increased 5.6% due primarily to the combined impact of a 4.6% increase in same facility revenue per equivalent admission and a 0.9% increase in same facility equivalent admissions for the first six months of 2014 compared to the first six months of 2013.

Salaries and benefits, as a percentage of revenues, were 45.1% in the first six months of 2014 and 46.0% in the first six months of 2013. Salaries and benefits per equivalent admission increased 2.7% in the first six months of 2014 compared to the first six months of 2013. Same facility labor rate increases averaged 2.1% for the first six months of 2014 compared to the first six months of 2013.

Supplies, as a percentage of revenues, were 17.0% in the first six months of 2014 and 17.5% in the first six months of 2013. Supply cost per equivalent admission increased 1.7% in the first six months of 2014 compared to the first six months of 2013. Supply costs per equivalent admission increased 2.3% for medical devices, 3.6% for pharmacy supplies and 1.0% for general medical and surgical items in the first six months of 2014 compared to the first six months of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF (Continued)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2014 and 2013 (continued)

Other operating expenses, as a percentage of revenues, increased to 18.2% in the first six months of 2014 from 17.8% in the first six months of 2013. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $192 million and $159 million for the first six months of 2014 and 2013, respectively.

We recognized $65 million and $91 million of electronic health record incentive income primarily related to Medicare incentives during the first six months of 2014 and 2013, respectively.

Equity in earnings of affiliates was $18 million and $20 million in the first six months of 2014 and 2013, respectively.

Depreciation and amortization increased $52 million, from $849 million in the first six months of 2013 to $901 million in the first six months of 2014.

Interest expense declined from $934 million in the first six months of 2013 to $887 million in the first six months of 2014 which was primarily due to a decline in the average interest rate. Our average debt balance was $28.720 billion for the first six months of 2014 compared to $28.478 billion for the first six months of 2013. The average effective interest rate for our long term debt declined from 6.6% for the six months ended June 30, 2013 to 6.2% for the six months ended June 30, 2014.

During the first six months of 2014 and 2013, we recorded net gains on sales of facilities of $32 million and net losses on sales of facilities of $12 million, respectively.

During March 2014, we issued $3.500 billion aggregate principal amount of notes, comprised of $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024 and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March 2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions was $226 million. During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017. The pretax loss on retirement of debt related to this redemption was $17 million.

We recorded $78 million of legal claim costs during the first six months of 2014 to increase the estimate of our legal liability in the previously disclosed lawsuit alleging we did not make the full level of capital expenditures and uncompensated care agreed to in the connection with the purchase of the hospitals from Health Midwest in 2003.

The effective tax rates were 37.5% and 38.0% for the first six months of 2014 and 2013, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $208 million for the first six months of 2013 to $256 million for the first six months of 2014. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets and our group purchasing organization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.693 billion in the first six months of 2014 compared to $1.554 billion in the first six months of 2013. The $139 million increase in cash provided by operating activities in the first six months of 2014 compared to the first six months of 2013 related primarily to the $111 million increase in net income. The combined interest payments and net tax payments in the first six months of 2014 and 2013 were $1.416 billion and $1.135 billion, respectively. Working capital totaled $2.877 billion at June 30, 2014 and $2.342 billion at December 31, 2013.

Cash used in investing activities was $864 million in the first six months of 2014 compared to $790 million in the first six months of 2013. Excluding acquisitions, capital expenditures were $913 million in the first six months of 2014 and $896 million in the first six months of 2013. We expended $14 million for the acquisition of a hospital facility and $13 million to acquire nonhospital health care facilities during the first six months of 2014. We expended $23 million to acquire nonhospital health care facilities during the first six months of 2013. Capital expenditures, excluding acquisitions, are expected to approximate $2.2 billion in 2014. At June 30, 2014, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.04 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $32 million and $31 million from sales of health care entities and real estate and other investments during the first six months of 2014 and 2013, respectively. We received net cash flows from our investments of $43 million and $102 million in the first six months of 2014 and 2013, respectively.

Cash used in financing activities totaled $585 million in the first six months of 2014 compared to $1.007 billion in the first six months of 2013. During the first six months of 2014, net cash flows used in financing activities included a net increase of $360 million in our indebtedness, repurchase of common stock of $750 million, distributions to noncontrolling interests of $197 million, payments of debt issuance costs of $49 million, distributions to stockholders of $7 million and receipts of $75 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first six months of 2013, net cash flows used in financing activities included net debt repayments of $788 million, distributions to noncontrolling interests of $196 million, distributions to stockholders of $10 million, payment of debt issuance costs of $5 million and receipts of $61 million of income tax benefits for certain items (primarily related to employee exercises of stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $28.988 billion at June 30, 2014. Our interest expense was $887 million for the first six months of 2014 and $934 million for the first six months of 2013. The decline in interest expense was due to the decline in the average interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.662 billion and $2.232 billion available as of June 30, 2014 and July 31, 2014, respectively) and anticipated access to public and private debt markets.

During March 2014, we issued $3.500 billion aggregate principal amount of notes, comprised of $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024 and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March 2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions was $226 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

During March 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017. The pretax loss on retirement of debt related to this redemption was $17 million.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $495 million and $510 million at June 30, 2014 and December 31, 2013, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $325 million and $315 million at June 30, 2014 and December 31, 2013, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $998 million and $940 million at June 30, 2014 and December 31, 2013, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $324 million. We estimate that approximately $255 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $492 million and $3 million, respectively, at June 30, 2014. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2014, we had a net unrealized gain of $18 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $3.839 billion of long-term debt at June 30, 2014 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.149 billion at

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

June 30, 2014 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.6% for the six months ended June 30, 2013 to 6.2% for the six months ended June 30, 2014.

The estimated fair value of our total long-term debt was $30.449 billion at June 30, 2014. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $38 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies are currently insignificant to our results of operations and financial position.

Tax Examinations

The IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns during 2014. We are also subject to examination by state and foreign taxing authorities.

Management believes HCA Holdings, Inc. and its affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data

	2014	2013
Number of hospitals in operation at:
March 31	165	162
June 30	165	161
September 30		162
December 31		165
Number of freestanding outpatient surgical centers in operation at:
March 31	115	113
June 30	115	114
September 30		114
December 31		115
Licensed hospital beds at(a):
March 31	43,000	41,891
June 30	43,025	41,792
September 30		42,038
December 31		42,896
Weighted average licensed beds(b):
Quarter:
First	42,958	41,867
Second	43,020	41,842
Third		42,005
Fourth		42,809
Year		42,133
Average daily census(c):
Quarter:
First	24,414	24,147
Second	23,468	22,523
Third		22,099
Fourth		22,666
Year		22,853
Admissions(d):
Quarter:
First	445,100	444,200
Second	442,800	433,000
Third		432,600
Fourth		434,300
Year		1,744,100
Equivalent admissions(e):
Quarter:
First	713,000	708,000
Second	734,200	708,700
Third		711,800
Fourth		716,200
Year		2,844,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data — (continued)

	2014	2013
Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second	4.8	4.7
Third		4.7
Fourth		4.8
Emergency room visits(g):
Quarter:
First	1,765,000	1,749,300
Second	1,849,800	1,726,400
Third		1,738,100
Fourth		1,754,300
Year		6,968,100
Outpatient surgeries(h):
Quarter:
First	210,500	211,100
Second	225,000	222,200
Third		215,600
Fourth		233,000
Year		881,900
Inpatient surgeries(i):
Quarter:
First	126,300	124,700
Second	128,700	126,500
Third		128,900
Fourth		128,700
Year		508,800
Days revenues in accounts receivable(j):
Quarter:
First	56	52
Second	54	53
Third		54
Fourth		54
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	37%
Second	38%	38%
Third		38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at June 30, 2014(l):
Medicare and Medicaid	13%	1%	2%
Managed care and other discounted	21	5	5
Uninsured	16	9	28

Total	50%	15%	35%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.739 billion (each 1% is equivalent to approximately $107 million of gross accounts receivable).

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Hospital Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and has appealed the decision to the Competition Appeal Tribunal. The appeal is expected to be decided in 2015.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court granted the motion in part on May 28, 2013. The action is proceeding to discovery on the remaining claims. Plaintiffs’ motion to certify the class has been briefed and is set for oral argument in August 2014. It is not known when the court will rule on the motion.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2014, we repurchased 14,554,628 shares of our common stock at a price of $51.53 per share.

ITEM 6.    EXHIBITS

(a) List of Exhibits:

10.1	—	HCA Holdings, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2014, and incorporated herein by reference).*

10.2	—

Share Repurchase Agreement, dated as of May 14, 2014, by and between HCA Holdings, Inc. and Hercules Holding II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2014, and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and six months ended June 30, 2014 and 2013, filed with the SEC on August 5, 2014, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2014 and 2013, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2014 and 2013, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 and (v) the notes to condensed consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/s/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: August 5, 2014