Form 10-Q
period 2014-09-30
HCA Holdings, Inc.
filed 2014-11-04
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2014
Voting common stock, $.01 par value	433,563,800 shares

HCA HOLDINGS, INC.

Form 10-Q

September 30, 2014

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2014	2013	2014	2013
Revenues before provision for doubtful accounts	$9,978	$9,411	$29,619	$28,078
Provision for doubtful accounts	758	955	2,337	2,732

Revenues	9,220	8,456	27,282	25,346

Salaries and benefits	4,211	3,916	12,359	11,681
Supplies	1,539	1,457	4,603	4,406
Other operating expenses	1,688	1,564	4,977	4,594
Electronic health record incentive income	(32)	(75)	(97)	(166)
Equity in earnings of affiliates	(14)	(9)	(32)	(29)
Depreciation and amortization	460	443	1,361	1,292
Interest expense	427	458	1,314	1,392
Losses (gains) on sales of facilities	12	1	(20)	13
Losses on retirement of debt	—	—	226	17
Legal claim costs	—	—	78	—

	8,291	7,755	24,769	23,200

Income before income taxes	929	701	2,513	2,146
Provision for income taxes	318	234	816	704

Net income	611	467	1,697	1,442
Net income attributable to noncontrolling interests	93	102	349	310

Net income attributable to HCA Holdings, Inc.	$518	$365	$1,348	$1,132

Per share data:
Basic earnings per share	$1.20	$0.82	$3.08	$2.54
Diluted earnings per share	$1.16	$0.79	$2.98	$2.44
Shares used in earnings per share calculations (in thousands):
Basic	432,617	447,329	437,832	446,125
Diluted	447,260	463,569	452,538	463,051

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2014	2013	2014	2013
Net income	$611	$467	$1,697	$1,442
Other comprehensive (loss) income before taxes:
Foreign currency translation	(58)	60	(18)	—

Unrealized gains (losses) on available-for-sale securities	2	1	10	(7)

Defined benefit plans	—	8	—	8
Pension costs included in salaries and benefits	3	9	11	24

	3	17	11	32

Change in fair value of derivative financial instruments	8	(31)	(21)	9
Interest costs included in interest expense	34	33	99	97

	42	2	78	106

Other comprehensive (loss) income before taxes	(11)	80	81	131
Income taxes (benefits) related to other comprehensive income items	(4)	28	30	48

Other comprehensive (loss) income	(7)	52	51	83

Comprehensive income	604	519	1,748	1,525
Comprehensive income attributable to noncontrolling interests	93	102	349	310

Comprehensive income attributable to HCA Holdings, Inc.	$511	$417	$1,399	$1,215

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$515	$414
Accounts receivable, less allowance for doubtful accounts of $5,103 and $5,488	5,524	5,208
Inventories	1,258	1,179
Deferred income taxes	320	489
Other	910	747

	8,527	8,037

Property and equipment, at cost	32,301	31,073
Accumulated depreciation	(18,423)	(17,454)

	13,878	13,619

Investments of insurance subsidiaries	441	448
Investments in and advances to affiliates	167	121
Goodwill and other intangible assets	5,899	5,903
Deferred loan costs	221	237
Other	692	466

	$29,825	$28,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,787	$1,803
Accrued salaries	1,238	1,193
Other accrued expenses	1,563	1,913
Long-term debt due within one year	1,044	786

	5,632	5,695

Long-term debt	27,426	27,590
Professional liability risks	1,045	949
Income taxes and other liabilities	1,740	1,525

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 433,378,700 shares in 2014 and 439,604,000 shares in 2013	4	4
Capital in excess of par value	872	1,386
Accumulated other comprehensive loss	(206)	(257)
Retained deficit	(8,054)	(9,403)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,384)	(8,270)
Noncontrolling interests	1,366	1,342

	(6,018)	(6,928)

	$29,825	$28,831

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Unaudited

(Dollars in millions)

	2014	2013
Cash flows from operating activities:
Net income	$1,697	$1,442
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(2,945)	(3,319)
Provision for doubtful accounts	2,337	2,732
Depreciation and amortization	1,361	1,292
Income taxes	(61)	158
Losses (gains) on sales of facilities	(20)	13
Losses on retirement of debt	226	17
Legal claim costs	78	—
Amortization of deferred loan costs	33	41
Share-based compensation	118	81
Other	(3)	(3)

Net cash provided by operating activities	2,821	2,454

Cash flows from investing activities:
Purchase of property and equipment	(1,482)	(1,347)
Acquisition of hospitals and health care entities	(97)	(463)
Disposition of hospitals and health care entities	38	31
Change in investments	22	97
Other	7	8

Net cash used in investing activities	(1,512)	(1,674)

Cash flows from financing activities:
Issuance of long-term debt	3,502	—
Net change in revolving credit facilities	(160)	630
Repayment of long-term debt	(3,525)	(1,300)
Distributions to noncontrolling interests	(325)	(308)
Payment of debt issuance costs	(49)	(5)
Repurchase of common stock	(750)	—
Distributions to stockholders	(7)	(13)
Income tax benefits	119	70
Other	(13)	(75)

Net cash used in financing activities	(1,208)	(1,001)

Change in cash and cash equivalents	101	(221)
Cash and cash equivalents at beginning of period	414	705

Cash and cash equivalents at end of period	$515	$484

Interest payments	$1,441	$1,464
Income tax payments, net	$758	$476

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2014, these affiliates owned and operated 165 hospitals, 113 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $71 million and $76 million for the quarters ended September 30, 2014 and 2013, respectively, and $206 million and $207 million for the nine months ended September 30, 2014 and 2013, respectively. Operating results for the quarter and the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges, beginning with the first quarter of 2014), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and the uninsured for the quarters and nine months ended September 30, 2014 and 2013 are summarized in the following table (dollars in millions):

	Quarter
	2014	Ratio	2013	Ratio
Medicare	$2,120	23.0%	$1,847	21.8%
Managed Medicare	901	9.8	794	9.4
Medicaid	372	4.0	401	4.7
Managed Medicaid	510	5.5	386	4.6
Managed care and other insurers	5,073	55.0	4,636	54.8
International (managed care and other insurers)	323	3.5	287	3.4

	9,299	100.8	8,351	98.7
Uninsured	313	3.4	717	8.5
Other	366	4.0	343	4.1

Revenues before provision for doubtful accounts	9,978	108.2	9,411	111.3
Provision for doubtful accounts	(758)	(8.2)	(955)	(11.3)

Revenues	$9,220	100.0%	$8,456	100.0%

	Nine Months
	2014	Ratio	2013	Ratio
Medicare	$6,285	23.0%	$5,961	23.5%
Managed Medicare	2,706	9.9	2,441	9.6
Medicaid	1,404	5.1	1,098	4.3
Managed Medicaid	1,383	5.1	1,165	4.6
Managed care and other insurers	14,742	54.0	13,777	54.4
International (managed care and other insurers)	983	3.6	868	3.4

	27,503	100.7	25,310	99.8
Uninsured	1,019	3.7	1,809	7.1
Other	1,097	4.0	959	3.8

Revenues before provision for doubtful accounts	29,619	108.4	28,078	110.7
Provision for doubtful accounts	(2,337)	(8.4)	(2,732)	(10.7)

Revenues	$27,282	100.0%	$25,346	100.0%

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

During the quarter ended September 30, 2014, we recorded two changes in estimates which had the net effect of increasing revenues $26 million. We recorded $94 million, or $0.13 per diluted share, of Medicare revenues as the estimated settlement amount for certain claims denied by Recovery Audit Contractors (“RAC”) entities conducting reviews on behalf of the Centers for Medicare and Medicaid Services (“CMS”) and currently in the pending appeals process. CMS is offering an administrative agreement to providers willing to withdraw their pending appeals in exchange for a timely partial payment (generally, 68% of the claim amount, subject to certain adjustments). We also recorded a reduction of $68 million, or $0.09 per diluted share, to Medicaid revenues related to the Texas Medicaid Waiver Program. On October 1, 2014, the Texas Health and Human Services Commission (“THHSC”) issued a notice to hospitals participating in the Texas Medicaid Waiver Program. According to the notice, a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. As a result of these findings, CMS notified THHSC that it is deferring the federal portion of the Medicaid payments associated with these affiliations while it completes its review.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under US GAAP. We are evaluating the effects the adoption of this standard will have on our financial statements and financial disclosures.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2014, we paid $14 million to acquire a hospital and $83 million to acquire other nonhospital health care entities. During the nine months ended September 30, 2013, we paid $317 million and recorded goodwill and identifiable intangible assets of $176 million and $125 million, respectively, related to the acquisitions of nonhospital health care entities and $146 million related to the acquisition of three hospitals.

During the nine months ended September 30, 2014, we received proceeds of $38 million and recognized net pretax gains of $20 million related to sales of real estate and other investments. During the nine months ended September 30, 2013, we received proceeds of $31 million and recognized net pretax losses of $13 million related to sales of a hospital facility and real estate and other investments.

NOTE 3 — INCOME TAXES

The IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns during 2014. We are also subject to examination by state and foreign taxing authorities.

Our liability for unrecognized tax benefits was $503 million, including accrued interest of $43 million, as of September 30, 2014 ($462 million and $30 million, respectively, as of December 31, 2013). Unrecognized tax

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES (continued)

benefits of $180 million ($160 million as of December 31, 2013) would affect the effective rate, if recognized. The provision for income taxes reflects $3 million and $7 million ($2 million and $4 million, respectively, net of tax) of interest expense related to taxing authority examinations for the quarters ended September 30, 2014 and 2013, respectively. The provision for income taxes reflects $11 million ($7 million, net of tax) of interest expense related to taxing authority examinations and $8 million ($5 million, net of tax) of reductions in interest expense related to taxing authority examinations for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2014 and 2013 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Nine Months
	2014	2013	2014	2013
Net income attributable to HCA Holdings, Inc.	$518	$365	$1,348	$1,132

Weighted average common shares outstanding	432,617	447,329	437,832	446,125
Effect of dilutive incremental shares	14,643	16,240	14,706	16,926

Shares used for diluted earnings per share	447,260	463,569	452,538	463,051

Earnings per share:
Basic earnings per share	$1.20	$0.82	$3.08	$2.54
Diluted earnings per share	$1.16	$0.79	$2.98	$2.44

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2014 and December 31, 2013 follows (dollars in millions):

	September 30, 2014
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$449	$19	$(1)	$467
Money market funds	37	—	—	37

	486	19	(1)	504
Equity securities	1	2	—	3

	$487	$21	$(1)	507

Amounts classified as current assets				(66)

Investment carrying value				$441

	December 31, 2013
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$404	$11	$(3)	$412
Money market funds	94	—	—	94

	498	11	(3)	506
Equity securities	2	2	—	4

	$500	$13	$(3)	510

Amounts classified as current assets				(62)

Investment carrying value				$448

At September 30, 2014 and December 31, 2013, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at September 30, 2014 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$59	$60
Due after one year through five years	207	212
Due after five years through ten years	97	104
Due after ten years	123	128

	$486	$504

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

The average expected maturity of the investments in debt securities at September 30, 2014 was 4.1 years, compared to the average scheduled maturity of 6.1 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2014 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$500	December 2014	$(1)
Pay-fixed interest rate swaps	3,000	December 2016	(183)
Pay-fixed interest rate swaps	1,000	December 2017	(33)

During the next 12 months, we estimate $121 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the nine months ended September 30, 2014 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$13	Interest expense	$99

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2014, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2014, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $224 million.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at September 30, 2014 and December 31, 2013, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2014
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$467	$—	$461	$6
Money market funds	37	37	—	—

	504	37	461	6
Equity securities	3	3	—	—

Investments of insurance subsidiaries	507	40	461	6
Less amounts classified as current assets	(66)	(37)	(29)	—

	$441	$3	$432	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$217	$—	$217	$—

	December 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$412	$—	$405	$7
Money market funds	94	94	—	—

	506	94	405	7
Equity securities	4	3	—	1

Investments of insurance subsidiaries	510	97	405	8
Less amounts classified as current assets	(62)	(62)	—	—

	$448	$35	$405	$8

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$295	$—	$295	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following table summarizes the activity related to the investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 (dollars in millions):

Asset balances at December 31, 2013	$8
Settlements	(2)

Asset balances at September 30, 2014	$6

The estimated fair value of our long-term debt was $29.369 billion and $29.603 billion at September 30, 2014 and December 31, 2013, respectively, compared to carrying amounts aggregating $28.470 billion and $28.376 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2014 and December 31, 2013, including related interest rates at September 30, 2014, follows (dollars in millions):

	September 30, 2014	December 31, 2013
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$2,280	$2,440
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.3%)	5,538	5,598
Senior secured first lien notes (effective interest rate of 5.8%)	10,492	9,695
Other senior secured debt (effective interest rate of 6.6%)	464	448

First lien debt	18,774	18,181
Senior unsecured notes (effective interest rate of 7.2%)	9,696	10,195

Total debt (average life of 6.2 years, rates averaging 5.9%)	28,470	28,376
Less amounts due within one year	1,044	786

	$27,426	$27,590

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. We have requested permission from the trial court of appeals to immediately appeal this ruling.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. The accounting for charity and other uncompensated care is ongoing. Final judgment in the case currently is not anticipated before 2015. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. HCA plans to appeal the trial court’s ruling on the breach of contract claim and order for the accounting once the trial court rules on the accounting and enters judgment.

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances at December 31, 2013	439,604	$4	$1,386	$(257)	$(9,403)	$1,342	$(6,928)
Net income	—	—	—	—	1,348	349	1,697
Repurchase of common stock	(14,555)	—	(750)	—	—	—	(750)
Other comprehensive income	—	—	—	51	—	—	51
Distributions	—	—	—	—	—	(325)	(325)
Share-based benefit plans	8,330	—	242	—	—	—	242
Other	—	—	(6)	—	1	—	(5)

Balances at September 30, 2014	433,379	$4	$872	$(206)	$(8,054)	$1,366	$(6,018)

During May 2014, we repurchased 14,554,628 shares of our common stock at a price of $51.53 per share.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2013	$7	$11	$(88)	$(187)	$(257)
Unrealized gains on available-for-sale securities, net of $4 of income taxes	6	—	—	—	6
Foreign currency translation adjustments, net of $6 income tax benefits	—	(12)	—	—	(12)
Change in fair value of derivative instruments, net of $8 income tax benefits	—	—	—	(13)	(13)
Expense reclassified into operations from other comprehensive income, net of $4 and $36, respectively, income tax benefits	—	—	7	63	70

Balances at September 30, 2014	$13	$(1)	$(81)	$(137)	$(206)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Effective January 1, 2013, we reorganized our operational groups into two geographically organized groups: the National and American Groups. The National Group includes 81 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 77 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate seven hospitals in England, and these facilities are included in the Corporate and other group.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2014 and 2013 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2014	2013	2014	2013
Revenues:
National Group	$4,387	$3,930	$12,814	$11,875
American Group	4,319	4,082	12,918	12,181
Corporate and other	514	444	1,550	1,290

	$9,220	$8,456	$27,282	$25,346

Equity in earnings of affiliates:
National Group	$(6)	$(3)	$(12)	$(8)
American Group	(8)	(6)	(23)	(19)
Corporate and other	—	—	3	(2)

	$(14)	$(9)	$(32)	$(29)

Adjusted segment EBITDA:
National Group	$1,008	$805	$2,810	$2,440
American Group	927	910	2,911	2,654
Corporate and other	(107)	(112)	(249)	(234)

	$1,828	$1,603	$5,472	$4,860

Depreciation and amortization:
National Group	$187	$181	$564	$532
American Group	210	206	626	610
Corporate and other	63	56	171	150

	$460	$443	$1,361	$1,292

Adjusted segment EBITDA	$1,828	$1,603	$5,472	$4,860
Depreciation and amortization	460	443	1,361	1,292
Interest expense	427	458	1,314	1,392
Losses (gains) on sales of facilities	12	1	(20)	13
Losses on retirement of debt	—	—	226	17
Legal claim costs	—	—	78	—

Income before income taxes	$929	$701	$2,513	$2,146

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

Our summarized condensed consolidating comprehensive income statements for the quarters and nine months ended September 30, 2014 and 2013, condensed consolidating balance sheets at September 30, 2014 and December 31, 2013 and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,133	$4,845	$—	$9,978
Provision for doubtful accounts	—	—	457	301	—	758

Revenues	—	—	4,676	4,544	—	9,220

Salaries and benefits	—	—	2,176	2,035	—	4,211
Supplies	—	—	797	742	—	1,539
Other operating expenses	4	—	804	880	—	1,688
Electronic health record incentive income	—	—	(22)	(10)	—	(32)
Equity in earnings of affiliates	(542)	—	(3)	(11)	542	(14)
Depreciation and amortization	—	—	225	235	—	460
Interest expense	46	536	(115)	(40)	—	427
Losses (gains) on sales of facilities	—	—	16	(4)	—	12
Management fees	—	—	(178)	178	—	—

	(492)	536	3,700	4,005	542	8,291

Income (loss) before income taxes	492	(536)	976	539	(542)	929
Provision (benefit) for income taxes	(19)	(205)	365	177	—	318

Net income (loss)	511	(331)	611	362	(542)	611
Net income attributable to noncontrolling interests	—	—	18	75	—	93

Net income (loss) attributable to HCA Holdings, Inc.	$511	$(331)	$593	$287	$(542)	$518

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$511	$(303)	$595	$250	$(542)	$511

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$15,242	$14,377	$—	$29,619
Provision for doubtful accounts	—	—	1,388	949	—	2,337

Revenues	—	—	13,854	13,428	—	27,282

Salaries and benefits	—	—	6,393	5,966	—	12,359
Supplies	—	—	2,416	2,187	—	4,603
Other operating expenses	14	—	2,366	2,597	—	4,977
Electronic health record incentive income	—	—	(68)	(29)	—	(97)
Equity in earnings of affiliates	(1,494)	—	(5)	(27)	1,494	(32)
Depreciation and amortization	—	—	667	694	—	1,361
Interest expense	138	1,629	(349)	(104)	—	1,314
Gains on sales of facilities	—	—	(16)	(4)	—	(20)
Losses on retirement of debt	—	226	—	—	—	226
Legal claim costs	—	78	—	—	—	78
Management fees	—	—	(528)	528	—	—

	(1,342)	1,933	10,876	11,808	1,494	24,769

Income (loss) before income taxes	1,342	(1,933)	2,978	1,620	(1,494)	2,513
Provision (benefit) for income taxes	(57)	(729)	1,098	504	—	816

Net income (loss)	1,399	(1,204)	1,880	1,116	(1,494)	1,697
Net income attributable to noncontrolling interests	—	—	65	284	—	349

Net income (loss) attributable to HCA Holdings, Inc.	$1,399	$(1,204)	$1,815	$832	$(1,494)	$1,348

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,399	$(1,154)	$1,822	$826	$(1,494)	$1,399

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$14,829	$13,249	$—	$28,078
Provision for doubtful accounts	—	—	1,611	1,121	—	2,732

Revenues	—	—	13,218	12,128	—	25,346

Salaries and benefits	—	—	6,275	5,406	—	11,681
Supplies	—	—	2,340	2,066	—	4,406
Other operating expenses	4	(1)	2,260	2,331	—	4,594
Electronic health record incentive income	—	—	(115)	(51)	—	(166)
Equity in earnings of affiliates	(1,303)	—	(2)	(27)	1,303	(29)
Depreciation and amortization	—	—	636	656	—	1,292
Interest expense	138	1,651	(319)	(78)	—	1,392
Losses (gains) on sales of facilities	—	—	20	(7)	—	13
Losses on retirement of debt	—	17	—	—	—	17
Management fees	—	—	(547)	547	—	—

	(1,161)	1,667	10,548	10,843	1,303	23,200

Income (loss) before income taxes	1,161	(1,667)	2,670	1,285	(1,303)	2,146
Provision (benefit) for income taxes	(54)	(639)	1,005	392	—	704

Net income (loss)	1,215	(1,028)	1,665	893	(1,303)	1,442
Net income attributable to noncontrolling interests	—	—	48	262	—	310

Net income (loss) attributable to HCA Holdings, Inc.	$1,215	$(1,028)	$1,617	$631	$(1,303)	$1,132

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,215	$(961)	$1,637	$627	$(1,303)	$1,215

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$113	$402	$—	$515
Accounts receivable, net	—	—	2,671	2,853	—	5,524
Inventories	—	—	748	510	—	1,258
Deferred income taxes	320	—	—	—	—	320
Other	—	—	369	541	—	910

	320	—	3,901	4,306	—	8,527

Property and equipment, net	—	—	7,762	6,116	—	13,878
Investments of insurance subsidiaries	—	—	—	441	—	441
Investments in and advances to affiliates	21,850	—	16	151	(21,850)	167
Goodwill and other intangible assets	—	—	1,698	4,201	—	5,899
Deferred loan costs	27	194	—	—	—	221
Other	476	—	21	195	—	692

	$22,673	$194	$13,398	$15,410	$(21,850)	$29,825

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3	$—	$1,132	$652	$—	$1,787
Accrued salaries	—	—	721	517	—	1,238
Other accrued expenses	69	197	458	839	—	1,563
Long-term debt due within one year	—	952	51	41	—	1,044

	72	1,149	2,362	2,049	—	5,632

Long-term debt	2,525	24,528	187	186	—	27,426
Intercompany balances	26,932	(9,497)	(20,763)	3,328	—	—
Professional liability risks	—	—	—	1,045	—	1,045
Income taxes and other liabilities	528	500	486	226	—	1,740

	30,057	16,680	(17,728)	6,834	—	35,843

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,384)	(16,486)	31,007	7,329	(21,850)	(7,384)
Noncontrolling interests	—	—	119	1,247	—	1,366

	(7,384)	(16,486)	31,126	8,576	(21,850)	(6,018)

	$22,673	$194	$13,398	$15,410	$(21,850)	$29,825

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,399	$(1,204)	$1,880	$1,116	$(1,494)	$1,697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	18	(151)	(1,660)	(1,152)	—	(2,945)
Provision for doubtful accounts	—	—	1,388	949	—	2,337
Depreciation and amortization	—	—	667	694	—	1,361
Income taxes	(61)	—	—	—	—	(61)
Gains on sales of facilities	—	—	(16)	(4)	—	(20)
Losses on retirement of debt	—	226	—	—	—	226
Legal claim costs	—	78	—	—	—	78
Amortization of deferred loan costs	2	31	—	—	—	33
Share-based compensation	118	—	—	—	—	118
Equity in earnings of affiliates	(1,494)	—	—	—	1,494	—
Other	—	3	—	(6)	—	(3)

Net cash (used in) provided by operating activities	(18)	(1,017)	2,259	1,597	—	2,821

Cash flows from investing activities:
Purchase of property and equipment	—	—	(893)	(589)	—	(1,482)
Acquisition of hospitals and health care entities	—	—	(7)	(90)	—	(97)
Disposition of hospitals and health care entities	—	—	31	7	—	38
Change in investments	—	—	22	—	—	22
Other	—	—	—	7	—	7

Net cash used in investing activities	—	—	(847)	(665)	—	(1,512)

Cash flows from financing activities:
Issuance of long-term debt	—	3,502	—	—	—	3,502
Net change in revolving credit facilities	—	(160)	—	—	—	(160)
Repayment of long-term debt	—	(3,462)	(35)	(28)	—	(3,525)
Distributions to noncontrolling interests	—	—	(45)	(280)	—	(325)
Payment of debt issuance costs	—	(49)	—	—	—	(49)
Repurchase of common stock	(750)	—	—	—	—	(750)
Distributions to stockholders	(7)	—	—	—	—	(7)
Changes in intercompany balances with affiliates, net	654	1,186	(1,331)	(509)	—	—
Income tax benefits	119	—	—	—	—	119
Other	2	—	—	(15)	—	(13)

Net cash provided by (used in) financing activities	18	1,017	(1,411)	(832)	—	(1,208)

Change in cash and cash equivalents	—	—	1	100	—	101
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$113	$402	$—	$515

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,215	$(1,028)	$1,665	$893	$(1,303)	$1,442
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	47	(126)	(1,848)	(1,392)	—	(3,319)
Provision for doubtful accounts	—	—	1,611	1,121	—	2,732
Depreciation and amortization	—	—	636	656	—	1,292
Income taxes	158	—	—	—	—	158
Losses (gains) on sales of facilities	—	—	20	(7)	—	13
Losses on retirement of debt	—	17	—	—	—	17
Amortization of deferred loan costs	3	38	—	—	—	41
Share-based compensation	81	—	—	—	—	81
Equity in earnings of affiliates	(1,303)	—	—	—	1,303	—
Other	—	7	—	(10)	—	(3)

Net cash provided by (used in) operating activities	201	(1,092)	2,084	1,261	—	2,454

Cash flows from investing activities:
Purchase of property and equipment	—	—	(684)	(663)	—	(1,347)
Acquisition of hospitals and health care entities	—	—	—	(463)	—	(463)
Disposition of hospitals and health care entities	—	—	17	14	—	31
Change in investments	—	—	(6)	103	—	97
Other	—	—	—	8	—	8

Net cash used in investing activities	—	—	(673)	(1,001)	—	(1,674)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	630	—	—	—	630
Repayment of long-term debt	—	(1,243)	(34)	(23)	—	(1,300)
Distributions to noncontrolling interests	—	—	(34)	(274)	—	(308)
Payment of debt issuance costs	—	(5)	—	—	—	(5)
Distributions to stockholders	(13)	—	—	—	—	(13)
Changes in intercompany balances with affiliates, net	(199)	1,710	(1,559)	48	—	—
Income tax benefits	70	—	—	—	—	70
Other	(81)	—	—	6	—	(75)

Net cash (used in) provided by financing activities	(223)	1,092	(1,627)	(243)	—	(1,001)

Change in cash and cash equivalents	(22)	—	(216)	17	—	(221)
Cash and cash equivalents at beginning of period	22	—	383	300	—	705

Cash and cash equivalents at end of period	$—	$—	$167	$317	$—	$484

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated electronic health record (“EHR”) incentive income and related EHR operating expenses, expected capital expenditures, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), possible delays in or complications related to implementation of the Health Reform Law, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, including Ebola, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, and (22) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Most of the provisions of the Health Reform Law that seek to decrease the number of uninsured became effective January 1, 2014. Based on the Congressional Budget Office’s April 2014 projection, by 2022, the Health Reform Law will expand coverage to 26 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms. The employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed and will not be fully implemented until January 1, 2016. In addition, a number of states have opted out of the Medicaid expansion, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately implement the Medicaid expansion provisions of the law.

Third Quarter 2014 Operations Summary

Revenues increased to $9.220 billion in the third quarter of 2014 from $8.456 billion in the third quarter of 2013. Net income attributable to HCA Holdings, Inc. totaled $518 million, or $1.16 per diluted share, for the quarter ended September 30, 2014, compared to $365 million, or $0.79 per diluted share, for the quarter ended September 30, 2013. Third quarter 2014 results include net losses on sales of facilities of $12 million, or $0.02 per diluted share. Third quarter 2013 results include net losses on sales of facilities of $1 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 447.3 million shares for the quarter ended September 30, 2014 and 463.6 million shares for the quarter ended September 30, 2013. During May 2014, we repurchased 14.6 million shares of our common stock.

Revenues increased 9.0% on a consolidated basis and increased 8.1% on a same facility basis for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. The increase in consolidated revenues can be attributed primarily to the combined impact of a 3.3% increase in revenue per equivalent admission and a 5.5% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 3.8% increase in same facility revenue per equivalent admission and a 4.1% increase in same facility equivalent admissions.

During the quarter ended September 30, 2014, consolidated admissions and same facility admissions increased 3.9% and 2.8%, respectively, compared to the quarter ended September 30, 2013. Inpatient surgeries increased 1.9% on a consolidated basis and 1.4% on a same facility basis during the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. Outpatient surgeries increased 3.3% on a consolidated basis and 1.9% on a same facility basis during the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. Emergency department visits increased 8.6% on a consolidated basis and 7.3% on a same facility basis during the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013.

For the quarter ended September 30, 2014, the provision for doubtful accounts declined $197 million, compared to the quarter ended September 30, 2013. The self-pay revenue deductions for charity care and uninsured discounts increased $159 million and $29 million, respectively, during the third quarter of 2014, compared to the third quarter of 2013. The sum of the provision for doubtful accounts, uninsured discounts and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Third Quarter 2014 Operations Summary (continued)

charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 29.8% for the third quarter of 2014, compared to 31.7% for the third quarter of 2013. Same facility uninsured admissions declined 14.8% for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. We believe these favorable trends are primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs.

Electronic health record incentive income declined $43 million, from $75 million in the third quarter of 2013 to $32 million in the third quarter of 2014. Share-based compensation expense increased $11 million, from $30 million in the third quarter of 2013 to $41 million in the third quarter of 2014.

Cash flows from operating activities increased $228 million from $900 million for the third quarter of 2013 to $1.128 billion for the third quarter of 2014. The increase is related primarily to the combined impact of a $144 million increase in net income and a $58 million benefit from changes in income taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 9.0% from $8.456 billion in the third quarter of 2013 to $9.220 billion in the third quarter of 2014. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges, beginning with the first quarter of 2014), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other revenues for the quarters and nine months ended September 30, 2014 and 2013 are summarized in the following tables (dollars in millions):

	Quarter
	2014	Ratio	2013	Ratio
Medicare	$2,120	23.0%	$1,847	21.8%
Managed Medicare	901	9.8	794	9.4
Medicaid	372	4.0	401	4.7
Managed Medicaid	510	5.5	386	4.6
Managed care and other insurers	5,073	55.0	4,636	54.8
International (managed care and other insurers)	323	3.5	287	3.4

	9,299	100.8	8,351	98.7
Uninsured	313	3.4	717	8.5
Other	366	4.0	343	4.1

Revenues before provision for doubtful accounts	9,978	108.2	9,411	111.3
Provision for doubtful accounts	(758)	(8.2)	(955)	(11.3)

Revenues	$9,220	100.0%	$8,456	100.0%

	Nine Months
	2014	Ratio	2013	Ratio
Medicare	$6,285	23.0%	$5,961	23.5%
Managed Medicare	2,706	9.9	2,441	9.6
Medicaid	1,404	5.1	1,098	4.3
Managed Medicaid	1,383	5.1	1,165	4.6
Managed care and other insurers	14,742	54.0	13,777	54.4
International (managed care and other insurers)	983	3.6	868	3.4

	27,503	100.7	25,310	99.8
Uninsured	1,019	3.7	1,809	7.1
Other	1,097	4.0	959	3.8

Revenues before provision for doubtful accounts	29,619	108.4	28,078	110.7
Provision for doubtful accounts	(2,337)	(8.4)	(2,732)	(10.7)

Revenues	$27,282	100.0%	$25,346	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

During the quarter ended September 30, 2014, we recorded two changes in estimates which had the net effect of increasing revenues $26 million. We recorded $94 million, or $0.13 per diluted share, of Medicare revenues as the estimated settlement amount for certain claims denied by Recovery Audit Contractors (“RAC”) entities conducting reviews on behalf of the Centers for Medicare and Medicaid Services (“CMS”) and currently pending in the appeals process. CMS is offering an administrative agreement to providers willing to withdraw their pending appeals in exchange for a timely partial payment (generally, 68% of the claim amount, subject to certain adjustments). We also recorded a reduction of $68 million, or $0.09 per diluted share, to Medicaid revenues related to the Texas Medicaid Waiver Program. On October 1, 2014, the Texas Health and Human Services Commission (“THHSC”) issued a notice to hospitals participating in the Texas Medicaid Waiver Program. According to the notice, a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. As a result of these findings, CMS notified THHSC that it is deferring the federal portion of the Medicaid payments associated with these affiliations while it completes its review.

Consolidated and same facility revenue per equivalent admission increased 3.3% and 3.8%, respectively, in the third quarter of 2014, compared to the third quarter of 2013. Consolidated and same facility equivalent admissions increased 5.5% and 4.1%, respectively, in the third quarter of 2014, compared to the third quarter of 2013. Consolidated and same facility admissions increased 3.9% and 2.8%, respectively, in the third quarter of 2014, compared to the third quarter of 2013. Consolidated and same facility outpatient surgeries increased 3.3% and 1.9%, respectively, in the third quarter of 2014, compared to the third quarter of 2013. Consolidated and same facility inpatient surgeries increased 1.9% and 1.4%, respectively, in the third quarter of 2014, compared to the third quarter of 2013. Consolidated and same facility emergency department visits increased 8.6% and 7.3%, respectively, in the third quarter of 2014, compared to the third quarter of 2013.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At September 30, 2014, our allowance for doubtful accounts represented approximately 93% of the $5.475 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and nine months ended September 30, 2014 and 2013 follows (dollars in millions):

	Quarter				Nine Months
	2014	Ratio	2013	Ratio	2014	Ratio	2013	Ratio
Charity care	$1,035	26%	$876	22%	$2,860	24%	$2,578	23%
Uninsured discounts	2,119	54	2,090	54	6,562	56	6,058	53
Provision for doubtful accounts	758	20	955	24	2,337	20	2,732	24

Totals	$3,912	100%	$3,921	100%	$11,759	100%	$11,368	100%

Same facility uninsured admissions declined by 5,634 admissions, or 14.8%, in the third quarter of 2014, compared to the third quarter of 2013. Same facility uninsured admissions declined 14.7% in the second quarter of 2014, compared to the second quarter of 2013.We believe these declines were primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. Same facility uninsured admissions increased by 2.1% in the first quarter of 2014, compared to the first quarter of 2013. Same facility uninsured admissions in 2013, compared to 2012, increased 8.3% in the fourth quarter of 2013, increased 10.1% in the third quarter of 2013, increased 6.3% in the second quarter of 2013 and increased 5.4% in the first quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2014 and 2013 are set forth in the following table.

	Quarter		Nine Months
	2014	2013	2014	2013
Medicare	31%	31%	32%	32%
Managed Medicare	14	13	14	13
Medicaid	7	8	7	8
Managed Medicaid	11	9	10	9
Managed care and other insurers	30	30	30	30
Uninsured	7	9	7	8

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2014 and 2013 are set forth in the following table.

	Quarter		Nine Months
	2014	2013	2014	2013
Medicare	31%	27%	30%	29%
Managed Medicare	11	10	11	11
Medicaid	5	7	6	6
Managed Medicaid	5	4	5	4
Managed care and other insurers	48	47	47	46
Uninsured	—	5	1	4

	100%	100%	100%	100%

At September 30, 2014, we had 78 hospitals in the states of Texas and Florida. During the third quarter of 2014, 55% of our admissions and 45% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 67% of our uninsured admissions during the third quarter of 2014.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, CMS approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $23 million (all DSRIP related) and $124 million ($38 million DSRIP related and $86 million indigent care related) during the third quarters of 2014 and 2013, respectively, and $346 million ($66 million DSRIP related and $280 million indigent care related) and $275 million ($50 million DSRIP related and $225 million indigent care related) during the first nine months of 2014 and 2013, respectively, of Medicaid supplemental payments. During the third quarter of 2014, we recorded a $68 million reduction to Medicaid revenues related to the Texas Medicaid Waiver Program. On October 1, 2014, the THHSC issued a notice to hospitals participating in the Texas Medicaid Waiver Program. According to the notice, a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. As a result of these findings, CMS notified THHSC that it is deferring the federal portion of the Medicaid payments associated with these affiliations while it completes its review, and we expect to cease recognizing certain indigent care related revenues while the review and the deferral of the federal portion of the payments continue.

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

We recognized $32 million and $75 million of electronic health record incentive income, primarily related to Medicare, during the third quarters of 2014 and 2013, respectively. We recognized $97 million and $166 million of electronic health record incentive income, primarily related to Medicare, during the first nine months of 2014 and 2013, respectively. At September 30, 2014, we had no deferred EHR incentive income.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of income. We incurred $21 million and $26 million during the third quarters of 2014 and 2013, respectively, and $96 million and $85 million during the first nine months of 2014 and 2013, respectively, of operating expenses to implement our certified EHR technology and meet meaningful use.

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

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Quarter
	2014		2013
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$9,978		$9,411
Provision for doubtful accounts	758		955

Revenues	9,220	100.0	8,456	100.0

Salaries and benefits	4,211	45.7	3,916	46.3
Supplies	1,539	16.7	1,457	17.2
Other operating expenses	1,688	18.3	1,564	18.5
Electronic health record incentive income	(32)	(0.3)	(75)	(0.9)
Equity in earnings of affiliates	(14)	(0.2)	(9)	(0.1)
Depreciation and amortization	460	5.0	443	5.3
Interest expense	427	4.6	458	5.4
Losses on sales of facilities	12	0.1	1	—

	8,291	89.9	7,755	91.7

Income before income taxes	929	10.1	701	8.3
Provision for income taxes	318	3.5	234	2.8

Net income	611	6.6	467	5.5
Net income attributable to noncontrolling interests	93	1.0	102	1.2

Net income attributable to HCA Holdings, Inc.	$518	5.6	$365	4.3

% changes from prior year:
Revenues	9.0%		4.9%
Income before income taxes	32.4		3.6
Net income attributable to HCA Holdings, Inc.	42.0		1.5
Admissions(a)	3.9		0.5
Equivalent admissions(b)	5.5		0.9
Revenue per equivalent admission	3.3		3.9
Same facility % changes from prior year(c):
Revenues	8.1		4.5
Admissions(a)	2.8		0.7
Equivalent admissions(b)	4.1		1.1
Revenue per equivalent admission	3.8		3.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2014		2013
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$29,619		$28,078
Provision for doubtful accounts	2,337		2,732

Revenues	27,282	100.0	25,346	100.0

Salaries and benefits	12,359	45.3	11,681	46.1
Supplies	4,603	16.9	4,406	17.4
Other operating expenses	4,977	18.2	4,594	18.1
Electronic health record incentive income	(97)	(0.4)	(166)	(0.7)
Equity in earnings of affiliates	(32)	(0.1)	(29)	(0.1)
Depreciation and amortization	1,361	5.1	1,292	5.0
Interest expense	1,314	4.8	1,392	5.5
Losses (gains) on sales of facilities	(20)	(0.1)	13	0.1
Losses on retirement of debt	226	0.8	17	0.1
Legal claim costs	78	0.3	—	—

	24,769	90.8	23,200	91.5

Income before income taxes	2,513	9.2	2,146	8.5
Provision for income taxes	816	3.0	704	2.8

Net income	1,697	6.2	1,442	5.7
Net income attributable to noncontrolling interests	349	1.3	310	1.2

Net income attributable to HCA Holdings, Inc.	$1,348	4.9	$1,132	4.5

% changes from prior year:
Revenues	7.6%		3.1%
Income before income taxes	17.1		(8.2)
Net income attributable to HCA Holdings, Inc.	19.1		(12.3)
Admissions(a)	2.1		0.6
Equivalent admissions(b)	3.3		0.5
Revenue per equivalent admission	4.2		2.6
Same facility % changes from prior year(c):
Revenues	6.4		2.9
Admissions(a)	1.1		0.7
Equivalent admissions(b)	2.0		0.5
Revenue per equivalent admission	4.3		2.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2014 and 2013

Net income attributable to HCA Holdings, Inc. totaled $518 million, or $1.16 per diluted share, for the third quarter of 2014 compared to $365 million, or $0.79 per diluted share, for the third quarter of 2013. During the quarter ended September 30, 2014, we recorded $94 million, or $0.13 per diluted share, of Medicare revenues as the estimated settlement amount for certain claims denied by RAC entities conducting reviews on behalf of CMS and currently pending in the appeals process. CMS is offering an administrative agreement to providers willing to withdraw their pending appeals in exchange for a timely partial payment (generally, 68% of the claim amount, subject to certain adjustments). We also recorded a reduction of $68 million, or $0.09 per diluted share, to Medicaid revenues related to the Texas Medicaid Waiver Program. On October 1, 2014, the THHSC issued a notice to hospitals participating in the Texas Medicaid Waiver Program. According to the notice, a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. As a result of these findings, CMS notified THHSC that it is deferring the federal portion of the Medicaid payments associated with these affiliations while it completes its review. All revenue amounts and revenue-related statistics for the third quarter of 2014 include the impact of these changes in estimates and the resulting $26 million net increase in revenues. Third quarter 2014 results include net losses on sales of facilities of $12 million, or $0.02 per diluted share. Third quarter 2013 results include net losses on sales of facilities of $1 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 447.3 million shares and 463.6 million shares for the quarters ended September 30, 2014 and 2013, respectively. During May 2014, we repurchased 14.6 million shares of our common stock.

For the third quarter of 2014, consolidated and same facility admissions increased 3.9% and 2.8%, respectively, compared to the third quarter of 2013. Consolidated and same facility outpatient surgical volumes increased 3.3% and 1.9%, respectively, during the third quarter of 2014, compared to the third quarter of 2013. Consolidated and same facility inpatient surgeries increased 1.9% and 1.4%, respectively, in the third quarter of 2014, compared to the third quarter of 2013. Consolidated and same facility emergency department visits increased 8.6% and 7.3%, respectively, during the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013.

Revenues before provision for doubtful accounts increased 6.0% for the third quarter of 2014 compared to the third quarter of 2013. The provision for doubtful accounts declined $197 million from $955 million in the third quarter of 2013 to $758 million in the third quarter of 2014. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $159 million and $29 million, respectively, during the third quarter of 2014, compared to the third quarter of 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 29.8% for the third quarter of 2014, compared to 31.7% for the third quarter of 2013. At September 30, 2014, our allowance for doubtful accounts represented approximately 93% of the $5.475 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 9.0% due to the combined impact of revenue per equivalent admission growth of 3.3% and a 5.5% increase in equivalent admissions for the third quarter of 2014 compared to the third quarter of 2013. Same facility revenues increased 8.1% due to the combined impact of a 3.8% increase in same facility revenue per equivalent admission and a 4.1% increase in same facility equivalent admissions for the third quarter of 2014 compared to the third quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2014 and 2013 (continued)

Salaries and benefits, as a percentage of revenues, were 45.7% in the third quarter of 2014 and 46.3% in the third quarter of 2013. Salaries and benefits per equivalent admission increased 1.9% in the third quarter of 2014 compared to the third quarter of 2013. Same facility labor rate increases averaged 2.6% for the third quarter of 2014 compared to the third quarter of 2013.

Supplies, as a percentage of revenues, were 16.7% in the third quarter of 2014 and 17.2% in the third quarter of 2013. Supply costs per equivalent admission increased 0.1% in the third quarter of 2014 compared to the third quarter of 2013. Supply costs per equivalent admission increased 1.0% for medical devices and 3.1% for pharmacy supplies, and declined 0.9% for general medical and surgical items in the third quarter of 2014 compared to the third quarter of 2013.

Other operating expenses, as a percentage of revenues, were 18.3% in the third quarter of 2014 and 18.5% in the third quarter of 2013. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $96 million and $78 million for the third quarters of 2014 and 2013, respectively.

We recognized $32 million and $75 million of electronic health record incentive income primarily related to Medicare incentives during the third quarters of 2014 and 2013, respectively.

Equity in earnings of affiliates was $14 million and $9 million in the third quarters of 2014 and 2013, respectively.

Depreciation and amortization increased $17 million, from $443 million in the third quarter of 2013 to $460 million in the third quarter of 2014.

Interest expense declined from $458 million in the third quarter of 2013 to $427 million in the third quarter of 2014. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $28.576 billion for the third quarter of 2014 compared to $28.177 billion for the third quarter of 2013. The average effective interest rate for our long term debt declined from 6.4% for the quarter ended September 30, 2013 to 5.9% for the quarter ended September 30, 2014.

During the third quarters of 2014 and 2013, we recorded net losses on sales of facilities of $12 million and $1 million, respectively.

The effective tax rates were 38.0% and 39.1% for the third quarters of 2014 and 2013, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests declined from $102 million for the third quarter of 2013 to $93 million for the third quarter of 2014. The decline in net income attributable to noncontrolling interests related primarily to declines in operating results of hospital joint ventures in a Texas market and a Georgia market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine months ended September 30, 2014 and 2013

Net income attributable to HCA Holdings, Inc. totaled $1.348 billion, or $2.98 per diluted share, in the nine months ended September 30, 2014 compared to $1.132 billion, or $2.44 per diluted share, in the nine months ended September 30, 2013. The net effect of two changes in estimates recorded during the third quarter of 2014 (one to increase Medicare revenues $94 million and the other to reduce Medicaid revenues $68 million) resulted in a net increase to revenues of $26 million, or $0.04 per diluted share. All revenue amounts and revenue-related statistics for the nine months ended September 30, 2014 include the impact of these changes in estimates and the resulting $26 million net increase in revenues. The first nine months of 2014 results include losses on retirement of debt of $226 million, or $0.32 per diluted share, net gains on sales of facilities of $20 million, or $0.03 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. The first nine months of 2013 results include net losses on sales of facilities of $13 million, or $0.02 per diluted share, and losses on retirement of debt of $17 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 452.5 million shares and 463.1 million shares for the nine months ended September 30, 2014 and 2013, respectively. During May 2014, we repurchased 14.6 million shares of our common stock.

For the first nine months of 2014, consolidated and same facility admissions increased 2.1% and 1.1%, respectively, compared to the first nine months of 2013. Consolidated and same facility outpatient surgical volumes increased 1.4% and declined 0.1%, respectively, during the first nine months of 2014, compared to the first nine months of 2013. Consolidated and same facility inpatient surgeries increased 1.6% and 1.0%, respectively, in the first nine months of 2014, compared to the first nine months of 2013. Consolidated and same facility emergency department visits increased 5.5% and 4.3%, respectively, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Revenues before provision for doubtful accounts increased 5.5% for the first nine months of 2014 compared to the first nine months of 2013. Provision for doubtful accounts declined $395 million from $2.732 billion in the first nine months of 2013 to $2.337 billion in the first nine months of 2014. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $282 million and $504 million, respectively, during the first nine months of 2014, compared to the first nine months of 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.1% for the first nine months of 2014, compared to 31.0% for the first nine months of 2013. At September 30, 2014, our allowance for doubtful accounts represented approximately 93% of the $5.475 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 7.6% due to the combined impact of revenue per equivalent admission growth of 4.2% and an increase of 3.3% in equivalent admissions for the first nine months of 2014 compared to the first nine months of 2013. Same facility revenues increased 6.4% due to the combined impact of a 4.3% increase in same facility revenue per equivalent admission and a 2.0% increase in same facility equivalent admissions for the first nine months of 2014 compared to the first nine months of 2013.

Salaries and benefits, as a percentage of revenues, were 45.3% in the first nine months of 2014 and 46.1% in the first nine months of 2013. Salaries and benefits per equivalent admission increased 2.4% in the first nine months of 2014 compared to the first nine months of 2013. Same facility labor rate increases averaged 2.3% for the first nine months of 2014 compared to the first nine months of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine months ended September 30, 2014 and 2013 (continued)

Supplies, as a percentage of revenues, were 16.9% in the first nine months of 2014 and 17.4% in the first nine months of 2013. Supply cost per equivalent admission increased 1.2% in the first nine months of 2014 compared to the first nine months of 2013. Supply costs per equivalent admission increased 1.7% for medical devices, 3.6% for pharmacy supplies and 0.3% for general medical and surgical items in the first nine months of 2014 compared to the first nine months of 2013.

Other operating expenses, as a percentage of revenues, increased to 18.2% in the first nine months of 2014 from 18.1% in the first nine months of 2013. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $288 million and $237 million for the first nine months of 2014 and 2013, respectively.

We recognized $97 million and $166 million of electronic health record incentive income primarily related to Medicare incentives during the first nine months of 2014 and 2013, respectively.

Equity in earnings of affiliates was $32 million and $29 million in the first nine months of 2014 and 2013, respectively.

Depreciation and amortization increased $69 million, from $1.292 billion in the first nine months of 2013 to $1.361 billion in the first nine months of 2014.

Interest expense declined from $1.392 billion in the first nine months of 2013 to $1.314 billion in the first nine months of 2014 which was primarily due to a decline in the average interest rate. Our average debt balance was $28.636 billion for the first nine months of 2014 compared to $28.385 billion for the first nine months of 2013. The average effective interest rate for our long term debt declined from 6.6% for the nine months ended September 30, 2013 to 6.1% for the nine months ended September 30, 2014.

During the first nine months of 2014 and 2013, we recorded net gains on sales of facilities of $20 million and net losses on sales of facilities of $13 million, respectively.

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

We recorded $78 million of legal claim costs during the first nine months of 2014 to increase the estimate of our legal liability in the previously disclosed lawsuit alleging we did not make the full level of capital expenditures and uncompensated care agreed to in the connection with the purchase of the hospitals from Health Midwest in 2003.

The effective tax rates were 37.7% and 38.3% for the first nine months of 2014 and 2013, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine months ended September 30, 2014 and 2013 (continued)

Net income attributable to noncontrolling interests increased from $310 million for the first nine months of 2013 to $349 million for the first nine months of 2014. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets and our group purchasing organization.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.821 billion in the first nine months of 2014 compared to $2.454 billion in the first nine months of 2013. The $367 million increase in cash provided by operating activities in the first nine months of 2014 compared to the first nine months of 2013 related primarily to a $255 million increase in net income and a $69 million benefit from the change in depreciation and amortization, as the benefit from the noncash gains (losses) on sales of facilities, losses on retirement of debt and legal claim costs was offset by increased tax payments. The combined interest payments and net tax payments in the first nine months of 2014 and 2013 were $2.199 billion and $1.940 billion, respectively. Working capital totaled $2.895 billion at September 30, 2014 and $2.342 billion at December 31, 2013.

Cash used in investing activities was $1.512 billion in the first nine months of 2014 compared to $1.674 billion in the first nine months of 2013. Excluding acquisitions, capital expenditures were $1.482 billion in the first nine months of 2014 and $1.347 billion in the first nine months of 2013. We expended $14 million for the acquisition of a hospital facility and $83 million to acquire nonhospital health care facilities during the first nine months of 2014. We expended $317 million for the acquisition of nonhospital health care entities and $146 million for three hospital, during the first nine months of 2013, Capital expenditures, excluding acquisitions, are expected to approximate $2.2 billion in 2014. At September 30, 2014, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.22 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $38 million and $31 million from sales of health care entities and real estate and other investments during the first nine months of 2014 and 2013, respectively. We received net cash flows from our investments of $22 million and $97 million in the first nine months of 2014 and 2013, respectively.

Cash used in financing activities totaled $1.208 billion in the first nine months of 2014 compared to $1.001 billion in the first nine months of 2013. During the first nine months of 2014, net cash flows used in financing activities included a net decline of $183 million in our indebtedness, repurchase of common stock of $750 million, distributions to noncontrolling interests of $325 million, payments of debt issuance costs of $49 million, distributions to stockholders of $7 million and receipts of $119 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first nine months of 2013, net cash flows used in financing activities included net debt repayments of $670 million, distributions to noncontrolling interests of $308 million, distributions to stockholders of $13 million, payment of debt issuance costs of $5 million and receipts of $70 million of income tax benefits for certain items (primarily related to employee exercises of stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $28.470 billion at September 30, 2014. Our interest expense was $1.314 billion for the first nine months of 2014 and $1.392 billion for the first nine months of 2013. The decline in interest expense was due to the decline in the average interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.163 billion and $4.351 billion available as of September 30, 2014 and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

October 31, 2014, respectively) and anticipated access to public and private debt markets. The amount at October 31, 2014 reflects the recent amendment to our senior secured asset-based revolving credit facility, which increased the revolving credit commitments by $750 million.

During October 2014, we issued $2.000 billion aggregate principal amount of notes, comprised of $600 million aggregate principal amount of 4.25% senior secured notes due 2019 and $1.400 billion aggregate principal amount of 5.25% senior secured notes due 2025. During November 2014, we expect to use a portion of the proceeds from the October 2014 debt issuance to redeem all $1.400 billion aggregate principal amount of our outstanding 7 1/4% senior secured notes due 2020. The pretax loss on retirement of debt related to this redemption is expected to be approximately $108 million.

During October 2014, the HCA Holdings, Inc. Board of Directors authorized a share repurchase program for up to $1.000 billion of our outstanding common stock. Repurchases will be made from time to time in the open market, through privately negotiated transactions, or otherwise.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $507 million and $510 million at September 30, 2014 and December 31, 2013, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $336 million and $315 million at September 30, 2014 and December 31, 2013, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.009 billion and $940 million at September 30, 2014 and December 31, 2013, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $320 million. We estimate that approximately $254 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $504 million and $3 million, respectively, at September 30, 2014. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2014, we had a net unrealized gain of $20 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $3.319 billion of long-term debt at September 30, 2014 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.151 billion at September 30, 2014 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.6% for the nine months ended September 30, 2013 to 6.1% for the nine months ended September 30, 2014.

The estimated fair value of our total long-term debt was $29.369 billion at September 30, 2014. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $33 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies are currently insignificant to our results of operations and financial position.

Tax Examinations

The IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns during 2014. We are also subject to examination by state and foreign taxing authorities.

Management believes HCA Holdings, Inc. and its affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with taxing authorities and final resolution of any

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tax Examinations (continued)

disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

Operating Data

	2014	2013
Number of hospitals in operation at:
March 31	165	162
June 30	165	161
September 30	165	162
December 31		165
Number of freestanding outpatient surgical centers in operation at:
March 31	115	113
June 30	115	114
September 30	113	114
December 31		115
Licensed hospital beds at(a):
March 31	43,000	41,891
June 30	43,025	41,792
September 30	43,241	42,038
December 31		42,896
Weighted average licensed beds(b):
Quarter:
First	42,958	41,867
Second	43,020	41,842
Third	43,226	42,005
Fourth		42,809
Year		42,133
Average daily census(c):
Quarter:
First	24,414	24,147
Second	23,468	22,523
Third	23,372	22,099
Fourth		22,666
Year		22,853
Admissions(d):
Quarter:
First	445,100	444,200
Second	442,800	433,000
Third	449,400	432,600
Fourth		434,300
Year		1,744,100
Equivalent admissions(e):
Quarter:
First	713,000	708,000
Second	734,200	708,700
Third	751,300	711,800
Fourth		716,200
Year		2,844,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data — (continued)

	2014	2013
Average length of stay (days)(f):
Quarter:
First	4.9	4.9
Second	4.8	4.7
Third	4.8	4.7
Fourth		4.8
Emergency room visits(g):
Quarter:
First	1,765,000	1,749,300
Second	1,849,800	1,726,400
Third	1,886,700	1,738,100
Fourth		1,754,300
Year		6,968,100
Outpatient surgeries(h):
Quarter:
First	210,500	211,100
Second	225,000	222,200
Third	222,700	215,600
Fourth		233,000
Year		881,900
Inpatient surgeries(i):
Quarter:
First	126,300	124,700
Second	128,700	126,500
Third	131,300	128,900
Fourth		128,700
Year		508,800
Days revenues in accounts receivable(j):
Quarter:
First	56	52
Second	54	53
Third	55	54
Fourth		54
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	37%
Second	38%	38%
Third	38%	38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at September 30, 2014(l):
Medicare and Medicaid	14%	1%	2%
Managed care and other discounted	21	5	6
Uninsured	16	8	27

Total	51%	14%	35%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.627 billion (each 1% is equivalent to approximately $106 million of gross accounts receivable).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Market Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of HCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded HCA’s disclosure controls and procedures were effective.

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

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holdings II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The Court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. We have requested permission from the trial court of appeals to immediately appeal this ruling.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the Court ruled in favor of the plaintiff and awarded at least $162 million. The Court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The Court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. The accounting for charity and other uncompensated care is ongoing. Final judgment in the case currently is not anticipated before 2015. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. HCA plans to appeal the trial court’s ruling on the breach of contract claim and order for the accounting once the trial court rules on the accounting and enters judgment.

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

The following financial information from our quarterly report on Form 10-Q for the quarters and nine months ended September 30, 2014 and 2013, filed with the SEC on November 4, 2014, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2014 and 2013, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2014 and 2013, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/s/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: November 4, 2014