Form 10-K
period 2014-12-31
HCA Holdings, Inc.
filed 2015-02-26
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2015, there were 420,576,500 outstanding shares of the Registrant’s common stock. As of June 30, 2014, the aggregate market value of the common stock held by nonaffiliates was approximately $18.502 billion. For purposes of the foregoing calculation only, Hercules Holding II, LLC and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

General

HCA Holdings, Inc. is one of the leading health care services companies in the United States. At December 31, 2014, we operated 166 hospitals, comprised of 162 general, acute care hospitals; three psychiatric hospitals; and one rehabilitation hospital. In addition, we operated 113 freestanding surgery centers. Our facilities are located in 20 states and England.

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

Our primary objective is to provide a comprehensive array of quality health care services in the most cost-effective manner possible. Our general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by our general, acute care hospitals, freestanding surgery centers, freestanding emergency care facilities, diagnostic centers and rehabilitation facilities. Our psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.

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

Health Care Facilities

We currently own, manage or operate hospitals, freestanding surgery centers, diagnostic and imaging centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers and various other facilities.

At December 31, 2014, we owned and operated 162 general, acute care hospitals with 42,860 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

At December 31, 2014, we operated three psychiatric hospitals with 396 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

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

Certain of our affiliates provide a variety of management services to our health care facilities, including patient safety programs, ethics and compliance programs, national supply contracts, equipment purchasing and leasing contracts, accounting, financial and clinical systems, governmental reimbursement assistance, construction planning and coordination, information technology systems and solutions, legal counsel, human resources services and internal audit services.

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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (includes plans offered through the health insurance exchanges, beginning in 2014), private insurers and directly from patients. Our revenues from third-party payers and the uninsured for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2014	Ratio	2013	Ratio	2012	Ratio
Medicare	$8,354	22.6%	$7,951	23.3%	$8,292	25.1%
Managed Medicare	3,614	9.8	3,279	9.6	2,954	8.9
Medicaid	1,848	5.0	1,480	4.3	1,464	4.4
Managed Medicaid	1,923	5.2	1,570	4.6	1,504	4.6
Managed care and other insurers	20,066	54.4	18,654	54.6	17,998	54.5
International (managed care and other insurers)	1,311	3.6	1,175	3.4	1,060	3.2

	37,116	100.6	34,109	99.8	33,272	100.7
Uninsured	1,494	4.0	2,677	7.8	2,580	7.8
Other	1,477	4.0	1,254	3.7	931	2.8

Revenues before provision for doubtful accounts	40,087	108.6	38,040	111.3	36,783	111.3
Provision for doubtful accounts	(3,169)	(8.6)	(3,858)	(11.3)	(3,770)	(11.3)

Revenues	$36,918	100.0%	$34,182	100.0%	$33,013	100.0%

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

For federal fiscal year 2014, CMS increased the MS-DRG rate by 0.7%. This increase reflected a 2.5% market basket increase, the 0.3% reduction required by the Health Reform Law, a negative 0.5% productivity adjustment, a negative 0.8% prospective documentation and coding adjustment and a negative 0.2% adjustment to offset projected spending increases associated with new admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Compliance with the two midnight rule was required for admissions beginning October 1, 2013 and will become subject to Recovery Audit Contractor (“RAC”) audits for admissions on or after April 1, 2015. For federal fiscal year 2015, CMS issued a final rule that results in a net increase of 1.4%. This increase reflects a 2.9% market basket increase, the 0.2% reduction required by the Health Reform Law, a negative 0.5% productivity adjustment, and a negative 0.8% prospective documentation and coding adjustment.

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

Further, Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission, and it is the only condition resulting in the assignment of the higher paying MS-DRG. In this situation, the case is paid as though the secondary diagnosis was not present. There are currently 11 categories of conditions on the list of HACs. In addition, CMS has established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. The Health Reform Law provides for reduced payments based on a hospital’s HAC rates. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst risk-adjusted HAC rates in the designated performance period will receive a 1% reduction in their inpatient PPS Medicare payments.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Each federal fiscal year, inpatient payments are reduced if a hospital experiences “excess” readmissions within the 30-day time period from the date of discharge for conditions designated by CMS. For federal fiscal year 2015, these conditions are heart attack, heart failure, pneumonia, chronic obstructive pulmonary disease, total hip arthroplasty and total knee arthroplasty. Hospitals with what CMS defines as excess readmissions for these conditions receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments are reduced is determined by comparing the hospital’s performance for each condition using three years of discharge data to a risk-adjusted national average, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions was capped at 2% for federal fiscal year 2014, but increases to 3% for federal fiscal year 2015 and thereafter. Each hospital’s performance is publicly reported by CMS.

The Health Reform Law additionally establishes a hospital value-based purchasing program to further link payments to quality and efficiency. For each federal fiscal year, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. The total amount collected from these reductions is pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: Patient Experience of Care, Process of Care, Outcomes and Efficiency. CMS estimates that it will distribute $1.4 billion in federal fiscal year 2015 to hospitals under the value-based purchasing program.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. For federal fiscal year 2014, CMS established an outlier threshold of $21,748, and for federal fiscal year 2015, CMS increased the outlier threshold to $24,758. We do not anticipate that the increase to the outlier threshold for federal fiscal year 2015 will have a material impact on our results of operations.

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

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. The Health Reform Law provides for reductions to the market basket update, including the following reductions for each of the following calendar years: 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For each calendar year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019. For calendar year 2014, CMS increased APC payment rates by 1.7%, which represented the full market basket update of 2.5%, a negative 0.5% productivity adjustment and the negative 0.3% adjustment required by the Health Reform Law. For calendar year 2015, CMS has issued a final rule that increases the APC payment rate by 2.2%, which includes the full market basket update of 2.9%, a negative 0.5% productivity adjustment and the negative 0.2% adjustment required by the Health Reform Law. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Health Reform Law also provides for reductions to the market basket update, including the following reductions for each of the following federal fiscal years: 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the IRF PPS by $5.7 billion from 2010 to 2019. For federal fiscal year 2014, CMS updated inpatient rehabilitation rates by 1.8%, which reflected a 2.6% market basket increase, a negative 0.5% productivity adjustment and a 0.3% reduction required by the Health Reform Law. For federal fiscal year 2015, CMS has issued a final rule updating inpatient rehabilitation rates by 2.2%, which reflects a 2.9% market basket increase, a negative 0.5% productivity adjustment and a 0.2% reduction required by the Health Reform Law. In addition, IRFs are required to report quality measures to CMS or they will receive a 2% reduction to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2014, we had one rehabilitation hospital and 50 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed under a prospective payment system (the “IPF PPS”), which is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. The rehabilitation, psychiatric and long-term care market basket update is used to update the IPF PPS. The Health Reform Law also provides for reductions to the market basket update, including the following reductions for the following federal fiscal years: 0.3% in 2015, 0.2% in 2016 and 2017 and 0.75% in 2018, 2019 and 2020. For each payment year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the IPF PPS by $4.3 billion from 2010 to 2019. For federal fiscal year 2014, CMS increased inpatient psychiatric payment rates by 2%, including a market basket increase of 2.6%, reduced by a 0.5% productivity adjustment and a reduction of 0.1% as required by the Health Reform Law. For federal fiscal year 2015, CMS has increased inpatient psychiatric payment rates by 2.1%, including a market basket increase of 2.9%, reduced by a 0.5% productivity adjustment and 0.3% as required by the Health Reform Law. Inpatient psychiatric facilities are required to report quality measures to CMS or will receive a 2% reduction to the market basket update. As of December 31, 2014, we had three psychiatric hospitals and 49 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. For each federal fiscal year, the Health Reform Law provides for an annual reduction to the ASC payment system by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2015, CMS has issued a final rule that provides for a 1.4% annual update to ASC payments, which includes the consumer price index update of 1.9% and a negative 0.5% productivity adjustment. In addition, CMS has also established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures will receive a 2% reduction in reimbursement.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. Barring further delay or repeal of the SGR, payments under the PFS are scheduled to be cut by approximately 24% effective April 1, 2015.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes, while slightly negative in the aggregate, is not anticipated to have a material financial impact for 2015. Based on the Health Reform Law’s mandate, HHS submitted recommendations on reform to the Medicare wage index system, but Congress has not yet acted on the proposed reforms.

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

As required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), CMS has implemented contractor reform whereby CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”), which are geographically assigned and service both Part A and Part B providers within a given jurisdiction. CMS awarded initial contracts to all 15 MAC jurisdictions, but CMS is currently engaged in a consolidation strategy to move from 15 MAC jurisdictions to 10. While chain providers had the option of having all hospitals use one home office MAC, we chose to use the MACs assigned to the geographic areas in which our hospitals are located. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

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

Historically, RACs have conducted their reviews on a post-payment basis. However, CMS has also established the Recovery Audit Prepayment Review (“RAPR”) demonstration, which allows RACs to perform prepayment reviews. Under the RAPR demonstration, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with claims for short stay inpatient hospital services. These reviews focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays. The RAPR demonstration began in September 2012 and runs for a three year period.

We have established policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable through administrative and judicial processes, and we pursue reversal of adverse determinations at appropriate appeal levels. We are incurring additional costs related to responding to RAC requests and denials, including costs associated with responding to requests for records and pursuing the reversal of payment denials and losses associated with overpayments that are not reversed upon appeal. Amounts that have not been reversed upon appeal have not been significant, but the number and amount of claims subject to RAC review has been steadily increasing, and we expect this trend to continue. Further, HHS has suspended the assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013, so that HHS may work through a backlog of appeals. Thus, we will experience a significant delay in appealing any RAC payment denials that occur during the suspension period. HHS recently gave hospitals the option to settle disputed inpatient status claims, offering to pay 68% of the net allowable amount in exchange for a hospital’s withdrawal of all medical claims appealed. We accepted the settlement offer and executed an administrative agreement with HHS. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Managed Medicare

Under the Managed Medicare program, the federal government contracts with private health plans to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. MMA increased reimbursement to managed Medicare plans and expanded Medicare beneficiaries’ health care options. The Health Reform Law reduces, on a gradual basis through 2017, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law requires managed Medicare plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law also implements fee payment adjustments based on service benchmarks and quality ratings. The Congressional Budget Office (“CBO”) has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reduction to be $145 billion. In addition, the Health Reform Law expands the RAC program to include managed Medicare plans. In light of the current economic environment and the Health Reform Law, managed Medicare plans may experience reduced premium payments from CMS, which may lead to increased beneficiary premiums or limits on benefits which, in turn, may cause decreased enrollment in such plans.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Health Reform Law requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level (“FPL”) and to apply a “5% income disregard” to the eligibility standard, so that eligibility is effectively extended to those with incomes up to 138% of the FPL. However, states may opt out of the expansion without losing existing federal Medicaid funding. A number of states, including Texas and Florida, have opted out of the Medicaid expansion, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately implement the Medicaid expansion provisions of the law.

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

The Health Reform Law created the Center for Medicare & Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative implemented by the Center for Medicare & Medicaid Innovation is a voluntary bundled payment initiative known as the Bundled Payment for Care Improvement (“BPCI”) initiative. The BPCI initiative is comprised of four broadly defined models of care and links payments to participating providers for services provided during an episode of care. As required by the Health Reform Law, HHS established a separate five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. The Health Reform Law also provides for a bundled payment demonstration project for Medicaid services, but CMS has not yet implemented this project. HHS may select up to eight states to participate, and these state programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

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

Under the Health Reform Law, Medicare DSH payments are reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool is reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Thus, the greater the level of coverage for the previously uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each DSH hospital is then to be paid, out of the reduced DSH payment pool, an amount allocated based upon its estimated cost of providing uncompensated care.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 30% of our total admissions for each of the years ended December 31, 2014, 2013 and 2012, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases that were expected to yield 4% to 5% from managed care payers during 2014, there can be no assurance that we will continue to receive increases in the future. It is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases or the impact of plans offered through the Exchanges on us.

Uninsured and Self-Pay Patients

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2014, approximately 82% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements and incentives, most of which became effective on January 1, 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates are reducing the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain and maintain coverage as a result of the law, the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals, any changes to the payer mix and any increases in plan structures that result in higher patient responsibility amounts.

Electronic Health Record Incentives

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for Medicare and Medicaid incentive payments for eligible hospitals and for eligible professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology and provides for penalties for eligible hospitals and eligible professionals that do not adopt and meaningfully use EHR technology. Through December 2014, approximately $26 billion in incentive payments have been made through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals.

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

Eligible professionals who demonstrate meaningful use are entitled to incentive payments for up to five payment years in an amount equal to 75% of their estimated Medicare allowed charges for covered professional services furnished during the relevant calendar year, subject to an annual limit. Eligible professionals must have begun participating in the incentive payment program by calendar year 2012 in order to maximize their incentive payments and must have participated by calendar year 2014 in order to receive any incentive payments. Beginning in calendar year 2015, eligible professionals who have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will face Medicare payment reductions.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
Number of hospitals at end of period(a)	166	165	162	163	156
Number of freestanding outpatient surgery centers at end of period(b)	113	115	112	108	97
Number of licensed beds at end of period(c)	43,356	42,896	41,804	41,594	38,827
Weighted average licensed beds(d)	43,132	42,133	41,795	39,735	38,655
Admissions(e)	1,795,300	1,744,100	1,740,700	1,620,400	1,554,400
Equivalent admissions(f)	2,958,700	2,844,700	2,832,100	2,595,900	2,468,400
Average length of stay (days)(g)	4.8	4.8	4.7	4.8	4.8
Average daily census(h)	23,835	22,853	22,521	21,123	20,523
Occupancy rate(i)	55%	54%	54%	53%	53%
Emergency room visits(j)	7,450,700	6,968,100	6,912,000	6,143,500	5,706,200
Outpatient surgeries(k)	891,600	881,900	873,600	799,200	783,600
Inpatient surgeries(l)	518,900	508,800	506,500	484,500	487,100

(a)	Excludes eight facilities in 2010 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes one facility in 2012 and 2011 and nine facilities in 2010 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

Competition

Generally, other hospitals in the communities we serve provide services similar to those offered by our hospitals. Additionally, in recent years the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. In some cases, competing hospitals are more established than our hospitals. Some competing facilities are physician-owned or are owned by tax-supported government agencies and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported or not-for-profit entities an advantage in funding capital expenditures. In certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. We also face competition from specialty hospitals and from both our own and unaffiliated freestanding ASCs for market share in certain high margin services.

Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

Our strategies are designed to ensure our hospitals are competitive. We believe our hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered, quality and condition of the facilities and prices charged. Hospitals must make public a list of their standard charges for items and services or their policies for providing a list of such charges in response to an inquiry. We have increased our focus on operating outpatient services with improved accessibility and more convenient service for patients, and increased predictability and efficiency for physicians.

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

Another major factor in the competitive position of our hospitals is our ability to negotiate service contracts with purchasers of group health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on favorable terms. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. The trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. In addition, various provisions of the Health Reform Law, including the Exchanges and limitations on rescissions of coverage and pre-existing condition exclusions, may lead to non-government payers increasingly demanding reduced fees or being unwilling to negotiate reimbursement increases. Most of the plans offered through the Exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier. The importance of obtaining contracts with managed care organizations varies from community to community, depending on the market strength of such organizations.

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

Anti-kickback Statute

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or the intent to violate the law is not required. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. In addition, submission of a claim for services or items generated in violation of the Anti-kickback Statute may be subject to additional penalties under the federal False Claims Act (“FCA”) as a false or fraudulent claim.

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

Similar State Laws

Many states in which we operate also have laws similar to the Anti-kickback Statute that prohibit payments to physicians for patient referrals and laws similar to the Stark Law that prohibit certain self-referrals. The scope of these state laws is broad because they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of licensure.

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

The Federal False Claims Act and Similar State Laws

We are subject to state and federal laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. One of the most prominent of these laws is the FCA, which may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government’s behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. In addition, the FCA covers payments made in connection with the Exchanges created under the Health Reform Law, if those payments include any federal funds. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. If a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA and implementing regulations require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. As required by the Health Reform Law, HHS is in the process of adopting standards for additional electronic transactions and establishing operating rules to promote uniformity in the implementation of each standardized electronic transaction. In addition, HIPAA requires that each provider use a National Provider Identifier. CMS has also published a final rule requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Implementing the ICD-10 code sets will require significant administrative changes. Use of the ICD-10 code sets is required beginning October 1, 2015.

The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $50,000 per violation for a maximum of $1,500,000 in a calendar year for violations of the same requirement. HHS is required to perform compliance audits and has announced its intent to perform audits in 2015. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We enforce a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations and under which a HIPAA compliance group monitors our compliance. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital that has been notified of a patient’s pending arrival in a non-hospital owned ambulance. EMTALA does not generally apply to individuals admitted for inpatient services. The government has expressed its intent to investigate and enforce EMTALA violations actively. We believe our hospitals operate in substantial compliance with EMTALA.

Corporate Practice of Medicine/Fee Splitting

Some of the states in which we operate have laws prohibiting corporations and other entities from employing physicians, practicing medicine for a profit and making certain direct and indirect payments to, or entering into fee-splitting arrangements with, health care providers designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, including $30 million in federal fiscal year 2015. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and strengthens fraud and abuse enforcement.

Expanded Coverage

Based on the CBO’s January 2015 projection, by 2025, the Health Reform Law will expand coverage to 27 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion

The primary public program coverage expansion is occurring through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The Health Reform Law requires all state Medicaid programs to provide, and the federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”) and to apply a “5% income disregard” to the eligibility standard, so that eligibility is effectively extended to those with incomes up to 138% of the FPL. However, states may opt out of the expansion without losing existing federal Medicaid funding. States that choose not to implement the Medicaid expansion are foregoing funding established by the Health Reform Law to cover most of the expansion costs. A number of states, including Texas and Florida, have chosen not to participate in the expanded Medicaid program, but these states could choose to implement the expansion at a later date. For states that do not participate, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state. According to the CBO’s January 2015 projection, the new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 16 million persons nationwide by 2025.

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states began receiving an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter. CMS has indicated that states that only partially expand their Medicaid programs will not receive an enhanced FMAP.

Pursuant to the Health Reform Law, the federal government subsidizes states that create non-Medicaid plans for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL. Approved state plans are eligible to receive federal funding. The amount of that funding per individual is equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through one of the Exchanges, as discussed below.

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

Larger employers are subject to new requirements and incentives to provide health insurance benefits to their full time employees. This requirement became effective January 1, 2015, except that for employers with 50 to 99 employees, this requirement has been delayed until January 1, 2016. Employers subject to this requirement that do not offer health insurance will be subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

The Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. Individuals are required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is the greater of $325 or 2% of income in 2015, $695 or 2.5% of income in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance through the Exchanges is subsidized by the federal government. Those with lower incomes are eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount. However, the U.S. Supreme Court will hear a case known as King v. Burwell during the 2015 session which may affect the federal subsidies. The case challenges the extension of premium subsidies to health insurance policies purchased through federally-operated Exchanges, arguing that subsidies must be limited to state-operated Exchanges. If decided in favor of the plaintiffs, this case could make it more difficult for uninsured individuals in states that do not operate an Exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform Law in a manner that could result in less than projected numbers of newly insured individuals.

To facilitate the purchase of health insurance by individuals and small employers, the Health Reform Law mandated that each state establish or participate in an Exchange or default to a federally-operated Exchange by January 1, 2014. Based on CBO estimates issued in January 2015, approximately 24 million individuals will obtain their health insurance coverage through an Exchange by 2025. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through an Exchange. Health insurers participating in an Exchange must offer a set of minimum benefits, as defined by HHS, and may offer more benefits. Health insurers must offer at least two, and may offer up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/copayment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/copayment levels, up to the statutory maximum. The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/copayment limit. For example, an individual making 100% to 200% of the FPL will have copayments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

The second type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in federal fiscal year 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2015, CMS has announced a negative 0.5% productivity adjustment to the market basket. In 2010, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019.

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

Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, HHS has implemented a value-based purchasing program for inpatient hospital services that rewards hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS considerable discretion over the value-based purchasing program. Under this program, CMS will distribute an estimated $1.4 billion in federal fiscal year 2015 to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. Hospitals are scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and certain clinical measures. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.

Second, inpatient payments are reduced each federal fiscal year if a hospital experiences “excess readmissions” within the 30-day period from the date of discharge for conditions designated by CMS. Hospitals with what CMS defines as “excess readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments will be reduced if a hospital experiences excess readmissions is determined by comparison of the hospital’s readmission performance to a risk-adjusted national average and is subject to a cap established by CMS. Each hospital’s performance is publicly reported by CMS.

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

Medicare and Medicaid DSH Payments. The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Health Reform Law, Medicare DSH payments are reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital is then paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care, which was not the basis for DSH payments prior to implementation of the Health Reform Law.

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

Bundled Payment Pilot Programs. The Health Reform Law created the Center for Medicare & Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the Center for Medicare & Medicaid Innovation is a voluntary bundled payment initiative known as the Bundled

Payment for Care Improvement (“BPCI”) initiative. The BPCI initiative is comprised of four broadly defined models of care and links payments to participating providers for services provided during an episode of care. In addition, HHS established a five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations may enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS has discretion to determine how the program will function, including what medical conditions will be included in the program and the amount of the payment for each condition. The Health Reform Law also provides for a five-year bundled payment pilot program for Medicaid services, but CMS has not yet implemented this program. HHS may select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and the HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Ambulatory Surgery Centers. The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the consumer price index similar to the productivity adjustment for inpatient and outpatient hospital services. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on required quality measures will receive a 2% reduction in reimbursement.

Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. In 2014, approximately 15.7 million Medicare beneficiaries elected to enroll in MA plans. The Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, on a gradual basis through 2017, premium payments to the MA plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law implements fee payment adjustments based on service benchmarks and quality ratings. As a result of these changes, payments to MA plans are estimated to be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments paid by the federal government may cause some plans to raise beneficiary premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.

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

•

the potential for and impact of further delays in or complications related to implementation of the Health Reform Law (for example, there were significant problems during the initial implementation of the Exchanges that negatively impacted the ability of individuals to purchase health insurance);

•	the possibility of enactment of additional federal or state health care reforms and possible changes to the Health Reform Law;

•	our ability to participate in health insurance plans offered through the Exchanges and the terms of our participation as well as treatment of out of network claims;

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO’s January 2015 estimates, by 2025, the Health Reform Law will expand coverage to 27 million additional individuals);

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

•

the rate paid to hospitals by private payers for newly covered individuals and individuals with existing coverage, including those covered through health insurance plans offered through the Exchanges, some of whom may have been previously covered by employer-sponsored plans;

•	the rate paid by state governments and private payers pursuant to contracts with the state under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing provisions of the Health Reform Law on our hospitals’ revenues and the effects of other quality programs;

•

the percentage of individuals in the Exchanges who select the restricted network plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented (42.6% of our revenues in 2014 were from Medicare and Medicaid);

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions and the allocation of the Medicaid DSH reductions to our hospitals;

•	how successful ACOs will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•

whether the Company’s revenues from Medicaid supplemental programs developed through a federally approved waiver program (“Waiver Program”), will be adversely affected because there may be reductions in available state and local government funding for the programs; and

•

the impact of court challenges, including the King v. Burwell challenge to the extension of premium subsidies to plans purchased through federally-operated Exchanges, and efforts to repeal or revise the Health Reform Law.

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

Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject, in most cases, to a $5 million per occurrence self-insured retention (effective January 1, 2015, the self-insured retention is increasing to $15 million per occurrence), our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $25 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

We purchase, from unrelated insurance companies, coverage for cyber security incidents, directors and officers liability and property loss in amounts we believe are adequate. The cyber security and directors and officers liability coverage each include a $5 million corporate deductible. In addition, we will continue to purchase coverage for our directors and officers on an ongoing basis. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $500,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs

At December 31, 2014, we had approximately 225,000 employees, including approximately 56,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2014, certain employees at 38 of our domestic hospitals are represented by various labor unions. While no elections are expected in 2015, it is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

Executive Officers of the Registrant

As of January 31, 2015, our executive officers were as follows:

Name	Age	Position(s)
R. Milton Johnson	58	Chairman, Chief Executive Officer and Director
David G. Anderson	67	Senior Vice President — Finance
Victor L. Campbell	68	Senior Vice President
Ravi S. Chari, M.D.	49	Senior Vice President — Clinical Excellence
Michael S. Cuffe, M.D.	49	President — Physician Services Group
Jana J. Davis	56	Senior Vice President — Corporate Affairs
Jane D. Englebright	56	Senior Vice President and Chief Nursing Officer
Jon M. Foster	53	President — American Group
Charles J. Hall	61	President — National Group
Samuel N. Hazen	54	Chief Operating Officer
A. Bruce Moore, Jr.	54	President — Service Line and Operations Integration
Sandra L. Morgan	52	Senior Vice President — Provider Relations
P. Martin Paslick	55	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	53	President — Clinical Services Group and Chief Medical Officer
William B. Rutherford	51	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	58	Senior Vice President and Chief Development Officer
Joseph N. Steakley	60	Senior Vice President — Internal Audit Services
John M. Steele	59	Senior Vice President — Human Resources
Donald W. Stinnett	58	Senior Vice President and Controller
Juan Vallarino	54	Senior Vice President — Employer and Payer Engagement
Robert A. Waterman	61	Senior Vice President, General Counsel and Chief Labor Relations Officer
Alan R. Yuspeh	65	Senior Vice President and Chief Ethics and Compliance Officer

R. Milton Johnson was appointed Chairman and Chief Executive Officer effective December 31, 2014. Mr. Johnson served as President and Chief Executive Officer from January 1, 2014 to December 31, 2014 and has been a director of the Company since December 2009. Mr. Johnson previously served the Company as President and Chief Financial Officer from February 2011 through December 2013 and Executive Vice President and Chief Financial Officer from July 2004 to February 2011. Prior to that time, he served as Senior Vice President and Controller from July 1999 until July 2004 and as Vice President and Controller of the Company from November 1998 to July 1999. From April 1995 to October 1998, Mr. Johnson served as Vice President — Tax of the Company. Prior to that time, Mr. Johnson served as Director of Tax for Healthtrust, Inc. — The Hospital Company from September 1987 to April 1995.

David G. Anderson has served as Senior Vice President — Finance since July 1999 and also served as Treasurer of the Company from November 1996 to July 2014. Mr. Anderson also served as Vice President — Finance from September 1993 to July 1999. From March 1993 until September 1993, Mr. Anderson served as Vice President — Finance and Treasurer of Galen Health Care, Inc. From July 1988 to March 1993, Mr. Anderson served as Vice President — Finance and Treasurer of Humana Inc.

Victor L. Campbell has served as Senior Vice President of the Company since February 1994. He is responsible for government and investor relations. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell

joined HCA-Hospital Corporation of America in 1972. Mr. Campbell serves on the board of the Nashville Health Care Council, as a member of the American Hospital Association’s President’s Forum, and on the board and executive committee of the Federation of American Hospitals.

Dr. Ravi S. Chari was appointed Senior Vice President — Clinical Excellence in January 2015. Prior to that time, Dr. Chari served as Vice President — Clinical Excellence from September 2011 to January 2015 and Chief Medical Officer of HCA’s TriStar Division from October 2010 to September 2011. He served as Chief Medical Officer at Centennial Medical Center from September 2008 to October 2010 and also served as interim Chief Operating Officer of the Sarah Cannon Cancer Centers for the TriStar Division from October 2009 to March 2010. Dr. Chari has also served as Clinical Professor of Surgery at Vanderbilt University School of Medicine since November 2008 and previously served as Professor of Surgery from 2005 to 2008 and Associate Professor from 2001 to 2005.

Dr. Michael S. Cuffe has served as President — Physician Services Group since October 2011. From October 2011 to January 2015, Dr. Cuffe also served as a Vice President of the Company. Prior to that time, Dr. Cuffe served Duke University Health System as Vice President for Ambulatory Services and Chief Medical Officer from March 2011 to October 2011 and Vice President Medical Affairs from June 2005 to March 2011. He also served Duke University School of Medicine as Vice Dean for Medical Affairs from June 2008 to March 2011, Deputy Chair of the Department of Medicine from August 2009 to August 2010 and Associate Professor of Medicine from March 2005 to October 2011. Prior that time, Dr. Cuffe served in various leadership roles with the Duke Clinical Research Institute, Duke University Medical Center and Duke University School of Medicine.

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

Dr. Jane D. Englebright was appointed Senior Vice President and Chief Nursing Officer in January 2015. Dr. Englebright previously served as Vice President and Chief Nursing Officer from 2007 to January 2015. Dr. Englebright joined HCA in 1992 as a critical care nurse at Lewisville Medical Center in Texas and became Chief Nursing Officer of HCA’s San Antonio Community Hospital in 1996. Dr. Englebright currently serves as the At-Large Nursing Representative to The Joint Commission’s Board of Commissioners and chairs the Board of Governors of the National Patient Safety Foundation.

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

Samuel N. Hazen was appointed Chief Operating Officer in January 2015. Prior to that time, he served as President — Operations of the Company from February 2011 to January 2015. Mr. Hazen served as President — Western Group from July 2001 to February 2011 and as Chief Financial Officer — Western Group of the

Company from August 1995 to July 2001. Mr. Hazen served as Chief Financial Officer — North Texas Division of the Company from February 1994 to July 1995. Prior to that time, Mr. Hazen served in various hospital and regional Chief Financial Officer positions with Humana Inc. and Galen Health Care, Inc.

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

Sandra L. Morgan was appointed Senior Vice President — Provider Relations in January 2015. Prior to that time, she served as Vice President — National Sales from April 2008 to January 2015. From 2000 to 2008, Ms. Morgan served in various capacities with Pfizer Inc., including Vice President of Sales for the Customer Business Unit from 2005 to 2008.

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

Dr. Jonathan B. Perlin was appointed President — Clinical Services Group and Chief Medical Officer in November 2007. Dr. Perlin had served as Chief Medical Officer and Senior Vice President — Quality of the Company from August 2006 to November 2007. Prior to joining the Company, Dr. Perlin served as Under Secretary for Health in the U.S. Department of Veterans Affairs since April 2004. Dr. Perlin joined the Veterans Health Administration in November 1999 where he served in various capacities, including as Deputy Under Secretary for Health from July 2002 to April 2004, and as Chief Quality and Performance Officer from November 1999 to September 2002. He also served as Senior Advisor to the Acting Secretary of the U.S. Department of Veterans Affairs from July 2014 to September 2014 and is the current Chairman-elect for the American Hospital Association.

William B. Rutherford has served as the Company’s Executive Vice President and Chief Financial Officer since January 2014. Mr. Rutherford previously served as Chief Operating Officer of the Company’s Clinical and Physician Services Group from January 2011 to January 2014 and Chief Financial Officer of the Company’s Outpatient Services Group from November 2008 to January 2011. Prior to that time, Mr. Rutherford was employed by Summit Consulting Group of Tennessee from July 2007 to November 2008 and was Chief Operating Officer of Psychiatric Solutions, Inc. from March 2006 to June 2007. Mr. Rutherford also previously served in various positions with the Company from 1986 to 2005, including Chief Financial Officer of what was then the Company’s Eastern Group, Director of Internal Audit and Director of Operations Support.

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

Juan Vallarino was appointed Senior Vice President — Employer and Payer Engagement (former Senior Vice President — Strategic Pricing and Analytics) in February 2011. From October 2006 to February 2011, Mr. Vallarino served as Vice President — Strategic Pricing and Analytics. Prior to that, Mr. Vallarino served as Vice President of Managed Care for the Western Group of the Company from January 1998 to October 2006.

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

We are highly leveraged. As of December 31, 2014, our total indebtedness was $29.645 billion. As of December 31, 2014, we had availability of $1.944 billion under our senior secured revolving credit facility and $168 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

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

Our senior secured credit facilities and, to a lesser extent, the indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

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

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the communities we serve provide services similar to those offered by our hospitals. In addition, CMS publicizes on its Hospital Compare website performance data related to quality measures and data on patient satisfaction surveys hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. Further, every hospital must establish and update annually a public listing of the hospital’s standard charges for items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys or if our standard charges are higher than our competitors, our patient volumes could decline.

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

A deterioration in the collectability of uninsured and patient due accounts could adversely affect our results of operations.

The primary collection risks of our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. Medicare reimburses hospitals for 65% of eligible Medicare bad debts. To be eligible for reimbursement, the amounts claimed must meet certain criteria, including that the debt is related to unpaid deductible or coinsurance amounts and that the hospital first attempted to collect the fees from the Medicare beneficiary.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2014, our allowance for doubtful accounts represented approximately 91.4% of the $5.482 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $13.841 billion for 2012 to $15.565 billion for 2013 and to $15.943 billion for 2014.

Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including conditions impacting the overall economy and high unemployment. The Health Reform Law contains provisions that seek to decrease, over time, the number of uninsured individuals through reforms, most of which became effective January 1, 2014, but it is difficult to predict the full impact of the Health Reform Law. For example, a number of states have opted out of the Medicaid expansion. Further, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, will not be fully implemented until January 1, 2016. Even after full implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for individuals residing in states that choose not to implement the Medicaid expansion, for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and for certain others who may not have insurance coverage. Further, implementation of the Health Reform Law could result in some patients terminating their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 42.6% of our revenues from the Medicare and Medicaid programs in 2014. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. The Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These reductions have been extended by Congress through 2024. We are unable to predict what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts. These reductions are in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, CMS has established what is referred to as the “two midnight rule,” which provides that Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Compliance with the rule became required for admissions beginning October 1, 2013 and will become subject to RAC audits for admissions on or after April 1, 2015.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. The economic downturn increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely may continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, which could result in Medicaid supplemental payments being reduced or eliminated. CMS approved a five-year Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. On October 1, 2014, the Texas Health and Human Services Commission (“THHSC”) issued a notice to hospitals participating in the Texas Medicaid Waiver Program. According to the notice, a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. In addition, CMS notified THHSC that it would defer the federal portion of the Medicaid payments associated with the affiliations while it completes the review. CMS announced on January 7, 2015 that the payment deferral has been released, but the review is continuing. We cannot predict whether the Texas private supplemental Medicaid Waiver Program will continue or guarantee that revenues recognized from the program will not decrease.

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

We are unable to predict the ultimate impact of the Health Reform Law, which represents a significant change to the health care industry.

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

•

the potential for and impact of further delays in or complications related to implementation of the Health Reform Law (for example, there were significant problems during the initial implementation of the Exchanges that negatively impacted the ability of individuals to purchase health insurance);

•	the possibility of enactment of additional federal or state health care reforms and possible changes to the Health Reform Law;

•	our ability to participate in health insurance plans offered through the Exchanges and the terms of our participation as well as treatment of out of network claims;

•

how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO’s January 2015 estimates, by 2025, the Health Reform Law will expand coverage to 27 million additional individuals);

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

•

the rate paid to hospitals by private payers for newly covered individuals and individuals with existing coverage including those covered through health insurance plans offered through the Exchanges, some of whom may have been previously covered by employer-sponsored plans;

•	the rate paid by state governments and private payers pursuant to contracts with the state under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing provisions of the Health Reform Law on our hospitals’ revenues and the effects of other quality programs;

•	the percentage of individuals in the Exchanges who select restricted network plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented (42.6% of our revenues in 2014 were from Medicare and Medicaid);

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions and the allocation of the Medicaid DSH reductions to our hospitals;

•	how successful ACOs will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•

whether the Company’s revenues from Medicaid supplemental programs developed through a federally approved waiver program (“Waiver Program”), will be adversely affected because there may be reductions in available state and local government funding for the programs; and

•

the impact of court challenges, including the King v. Burwell challenge to the extension of premium subsidies to plans purchased through federally-operated Exchanges, and efforts to repeal or revise the Health Reform Law.

If we are unable to retain and negotiate favorable contracts with nongovernment payers, including managed care plans, our revenues may be reduced.

Our ability to obtain favorable contracts with nongovernment payers, including HMOs, PPOs and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers (domestic only) accounted for 54.4%, 54.6% and 54.5% of our revenues for 2014, 2013 and 2012, respectively. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. As various provisions of the Health Reform Law are implemented, including the Exchanges, nongovernment payers increasingly may demand reduced fees and utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases and participate in plan networks on favorable terms. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

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

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	appropriateness and classification of level of care provided, including proper classification of inpatient admissions, observation services and outpatient care;

•	relationships with physicians and other referral sources and referral recipients;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure, certification and enrollment with government programs;

•	hospital rate or budget review;

•	debt collection;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors;

•	addition of facilities and services; and

•	environmental protection.

Among these laws are the federal Anti-kickback Statute, the federal Stark Law, the federal FCA and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals, other health care facilities and employed physicians or who are the recipients of referrals, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-

kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

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

If we fail to comply with these or other applicable laws and regulations, we could be subject to liabilities, including civil penalties, the loss of our licenses to operate one or more facilities, exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs and criminal penalties.

We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of, or amendment to, these or other laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these or other laws, or the public announcement that we are being investigated for possible violations of these or other laws, could have a material, adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.

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

CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and Medicaid claims. RAC denials are appealable; however, HHS has imposed a suspension of assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013, which negatively impacts our ability to appeal RAC payment denials. HHS recently offered to pay hospitals 68% of the net allowable amount associated with inpatient status claims denials in exchange for the withdrawal of all medical claims appealed. We accepted the settlement offer and executed an administrative agreement with HHS.

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

Changes to physician utilization practices and treatment methodologies or governmental or managed care controls designed to reduce inpatient services or surgical procedures may reduce our revenues.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and commercial third-party payers designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by health plans. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization, coverage restrictions and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Law expanded the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Additionally, trends in physician treatment protocols and managed care health plan design, such as plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies. Changes in treatment regimens and medical technology advances may reduce the demand for services we offer and decrease the reimbursement that we receive. Significant limits on the scope of services reimbursed, cost controls, and changes to physician utilization practices, treatment methodologies, reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

Our overall business results may suffer during periods of general economic weakness.

Budget deficits at federal, state and local government entities have had a negative impact on spending, and may continue to negatively impact spending, for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations and further difficulties in collecting patient copayment and deductible receivables.

The industry trend toward value-based purchasing may negatively impact our revenues.

There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst risk-adjusted HAC rates in the designated performance period will receive a 1% reduction in their inpatient PPS Medicare payments.

Hospitals with excess readmission rates for conditions designated by HHS will receive a reduction in their inpatient PPS operating Medicare payments for all Medicare inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions is capped at 3% for federal fiscal year 2015 and subsequent years.

As required by the Health Reform Law, HHS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 1.5% in federal fiscal year 2015. This percentage increases by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years. HHS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS estimates that it will distribute $1.4 billion to hospitals in federal fiscal year 2015 based on their achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.

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

The performance of our information systems is critical to our business operations. In addition to our shared services initiatives, our information systems are essential to a number of critical areas of our operations, including:

•	accounting and financial reporting;

•	billing and collecting accounts;

•	coding and compliance;

•	clinical systems;

•	medical records and document storage;

•	inventory management;

•	negotiating, pricing and administering managed care contracts and supply contracts; and

•	monitoring quality of care and collecting data on quality measures necessary for full Medicare payment updates.

Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. We have taken precautionary measures to prevent unanticipated problems that could affect our information systems. Nevertheless, we may experience system failures. The occurrence of any system failure could result in interruptions, delays, the loss or corruption of data and cessations or interruptions in the availability of systems, all of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

A cyber security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. In addition, we have made significant investments in technology to adopt and utilize electronic health records and to become meaningful users of health information technology. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data through technology, processes, and our people. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cyber security incidents. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber security vulnerabilities. The occurrence of any of these events could result in (i) business interruptions and delays; (ii) the loss, misappropriation, corruption or unauthorized access of data; (iii) litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; and (iv) federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

If we fail to effectively and timely implement electronic health record systems and transition to the ICD-10 coding system, our operations could be adversely affected.

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified EHR technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. During 2014, we received Medicare and Medicaid incentive payments for being a meaningful user of certified EHR technology and recorded incentive income of $125 million for the year.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement and maintain our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. During 2014, we incurred $112 million of operating expenses to implement our certified EHR technology and to meet meaningful use. If our eligible hospitals and eligible employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing certified EHR technology. Further, eligible hospitals and eligible professionals that have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals and calendar year 2015 for eligible professionals. Failure to implement and continue to demonstrate meaningful use of certified EHR technology could have a material, adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Use of the ICD-10 system is required beginning October 1, 2015. Transition to the new ICD-10 system requires significant investment in training of staff and physicians involved in the coding and billing process as well as investment in coding technology and software. In addition to these upfront costs of transition to ICD-10, it is possible that our hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified to MS-DRGs or commercial payer payment groupings with lower levels of reimbursement than assigned under the previous system.

The emergence and effects related to a pandemic, epidemic or outbreak of an infectious disease, such as the Ebola virus, could adversely affect our operations.

If a pandemic, epidemic, outbreak of an infectious disease, such as the Ebola virus, or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in health care facilities, especially hospitals that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. If any of our facilities were involved, or perceived as being involved, in treating patients from such an infectious disease, patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic, epidemic or outbreak might adversely affect our operations by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. We have disaster plans in place and operate pursuant to infectious disease protocols, but the potential emergence of a pandemic, epidemic or outbreak is difficult to predict and could adversely affect our operations.

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

A component of our business strategy is acquiring hospitals and other health care businesses. We may encounter difficulty acquiring new facilities or other businesses as a result of competition from other purchasers that may be willing to pay purchase prices that are higher than we believe are reasonable. Some states require CONs in order to acquire a hospital or other facility or to expand facilities or services. In addition, the acquisition of health care facilities often involves licensure approvals or reviews and complex change of ownership processes for Medicare and other payers. Further, many states have laws that restrict the conversion or sale of not-for-profit hospitals to for-profit entities. These laws may require prior approval from the state attorney general, advance notification of the attorney general or other regulators and community involvement. Attorneys general in states without specific requirements may exercise broad discretionary authority over transactions involving the sale of not-for-profits under their general obligations to protect the use of charitable assets. These conversion legislative and administrative efforts often focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller and may include consideration of commitments for capital improvements and charity care by the purchaser. Also, the increasingly challenging regulatory and enforcement environment may negatively impact our ability to acquire health care businesses if they are found to have material unresolved compliance issues, such as repayment obligations. Resolving compliance issues as well as completion of oversight, review or approval processes could seriously delay or even prevent our ability to acquire hospitals or other businesses and increase our acquisition costs.

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

We operated 166 hospitals at December 31, 2014, and 78 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 46% of our consolidated revenues for the year ended December 31, 2014. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

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

We may be subject to liabilities from claims by taxing authorities.

The IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns during 2014. We are also subject to examination by state and foreign taxing authorities.

Management believes HCA Holdings, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

We are exposed to market risk related to changes in the market values of securities and interest rate changes.

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $555 million and $3 million, respectively, at December 31, 2014. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2014, we had a net unrealized gain of $19 million on the insurance subsidiaries’ investment securities.

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

The Investors may continue to have influence over us and may have conflicts of interest with us in the future.

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of or funds sponsored by Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co., BAML Capital Partners and HCA founder, Dr. Thomas F. Frist, Jr. (collectively, the “Investors”) and by members of management and certain other investors. Through their investment in Hercules Holding II, LLC, certain of the Investors continue to hold a significant interest in our outstanding common stock (approximately 22% as of January 31, 2015). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II, LLC, certain representatives of the Investors have the continued right to designate certain of the members of our Board of Directors. As a result, certain of the Investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.

Additionally, the Investors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2014:

State	Hospitals	Beds
Alaska	1	250
California	5	1,725
Colorado	7	2,357
Florida	42	11,366
Georgia	7	1,609
Idaho	2	486
Indiana	1	278
Kansas	4	1,360
Kentucky	2	384
Louisiana	5	1,159
Mississippi	1	130
Missouri	5	1,014
Nevada	3	1,164
New Hampshire	2	295
Oklahoma	2	772
South Carolina	3	811
Tennessee	13	2,435
Texas	36	10,815
Utah	8	950
Virginia	10	3,132
International
England	7	864

	166	43,356

In addition to the hospitals listed in the above table, we directly or indirectly operate 113 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and two of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes.

We maintain our headquarters in approximately 1,500,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

Item 3.    Legal Proceedings

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are subject to claims for additional taxes and related interest and penalties. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us which may not be covered by insurance. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations or financial position.

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company cooperated with the government’s request and produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. On February 23, 2015, the United States District Court for the Southern District of Florida unsealed a qui tam action which had been filed under seal on February 16, 2012, and that alleges particular False Claims Act violations relating to two specific facilities that were among the subjects of the Miami U.S. Attorney’s Office investigation. On January 30, 2015, the U.S. Attorney’s Office filed with the District Court a formal notice that the Department of Justice had declined to intervene in that action. The U.S. Attorney’s Office in Miami is continuing its evaluation of the medical necessity of certain interventional cardiology services at the other hospitals for which the Company produced records. At this time, we cannot predict what effect, if any, the qui tam action, or any claims that might result from the U.S. Attorney’s continued review, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Hospital Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied.

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions described above. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors has been consolidated with the earlier filed state derivative action. The plaintiffs in the consolidated action filed a consolidated complaint on December 4, 2013. The Company filed a motion to again stay the state derivative action pending developments in the class action, but the court has not yet acted on that motion.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys fees, for charitable activities in the Kansas City area. Final judgment in the case currently is anticipated for sometime in 2015. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. HCA plans to appeal the trial court’s ruling on the capital expenditures issues once the trial court enters judgment.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During October 2014, our Board of Directors authorized a share repurchase program for up to $1 billion of our outstanding common stock. Repurchases made during the fourth quarter of 2014, as detailed below, were made pursuant to this authorization. The November 2014 repurchases were made in the open market. The December 2014 repurchases included the purchase of 7,612,921 shares of our common stock that were beneficially owned by affiliates of Bain Capital Investors, LLC at a purchase price of $73.26 per share, the closing price of our common stock on the New York Stock Exchange (the “NYSE”) on December 5, 2014, less a discount of 1%, and repurchases in the open market of 1,964,661 shares of our common stock at an average price of $72.44 per share.

The following table provides certain information with respect to our repurchases of common stock from October 1, 2014 through December 31, 2014 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2014 through October 31, 2014	—	$—	—	$1,000
November 1, 2014 through November 30, 2014	4,451,009	$67.42	4,451,009	$700
December 1, 2014 through December 31, 2014	9,577,582	$73.09	14,028,591	$—

Total for Fourth Quarter 2014	14,028,591	$71.29	14,028,591	$—

Our common stock is traded on the NYSE (symbol “HCA”). There were no dividends or distributions declared during 2014 or 2013.

The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE for our common stock.

	Sales Price
	High	Low
2014
First Quarter	$52.68	$46.02
Second Quarter	58.55	47.79
Third Quarter	73.94	53.61
Fourth Quarter	75.82	62.50
2013
First Quarter	$40.92	$30.65
Second Quarter	41.83	35.40
Third Quarter	43.11	35.20
Fourth Quarter	49.52	42.60

At the close of business on February 13, 2015, there were approximately 340 holders of record of our common stock.

	3/10/2011	3/2011	6/2011	9/2011	12/2011	3/2012	6/2012	9/2012	12/2012	3/2013	6/2013	9/2013	12/2013	3/2014	6/2014	9/2014	12/2014
HCA Holdings Inc.	100.00	109.19	106.38	64.99	71.02	86.11	105.92	115.73	121.66	163.84	145.41	172.39	192.39	211.71	227.35	284.37	295.95
S&P 500	100.00	100.04	100.14	86.25	96.44	108.58	105.60	112.30	111.88	123.74	127.35	134.02	148.11	150.79	158.68	160.47	168.39
S&P Health Care	100.00	101.90	109.91	98.90	108.76	118.61	120.68	128.12	128.21	148.48	154.18	164.69	181.37	191.90	200.56	211.50	227.32

The graph shows the cumulative total return to our stockholders beginning as of March 10, 2011, the day our stock began trading on the NYSE, and through December 31, 2014, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on March 10, 2011 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

HCA HOLDINGS, INC.

SELECTED FINANCIAL DATA

AS OF AND FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions, except per share amounts)

	2014	2013	2012	2011	2010
Summary of Operations:
Revenues before provision for doubtful accounts	$40,087	$38,040	$36,783	$32,506	$30,683
Provision for doubtful accounts	3,169	3,858	3,770	2,824	2,648

Revenues	36,918	34,182	33,013	29,682	28,035

Salaries and benefits	16,641	15,646	15,089	13,440	12,484
Supplies	6,262	5,970	5,717	5,179	4,961
Other operating expenses	6,755	6,237	6,048	5,470	5,004
Electronic health record incentive income	(125)	(216)	(336)	(210)	—
Equity in earnings of affiliates	(43)	(29)	(36)	(258)	(282)
Depreciation and amortization	1,820	1,753	1,679	1,465	1,421
Interest expense	1,743	1,848	1,798	2,037	2,097
Losses (gains) on sales of facilities	(29)	10	(15)	(142)	(4)
Losses on retirement of debt	335	17	—	481	—
Legal claim costs	78	—	175	—	—
Gain on acquisition of controlling interest in equity investment	—	—	—	(1,522)	—
Termination of management agreement	—	—	—	181	—
Impairments of long-lived assets	—	—	—	—	123

	33,437	31,236	30,119	26,121	25,804

Income before income taxes	3,481	2,946	2,894	3,561	2,231
Provision for income taxes	1,108	950	888	719	658

Net income	2,373	1,996	2,006	2,842	1,573
Net income attributable to noncontrolling interests	498	440	401	377	366

Net income attributable to HCA Holdings, Inc.	$1,875	$1,556	$1,605	$2,465	$1,207

Per common share data:
Basic earnings per share	$4.30	$3.50	$3.65	$5.17	$2.83
Diluted earnings per share	$4.16	$3.37	$3.49	$4.97	$2.76
Cash dividends declared per share	$—	$—	$6.50	$—	$9.43
Financial Position:
Assets	$31,199	$28,831	$28,075	$26,898	$23,852
Working capital	3,450	2,342	1,591	1,679	2,650
Long-term debt, including amounts due within one year	29,645	28,376	28,930	27,052	28,225
Equity securities with contingent redemption rights	—	—	—	—	141
Noncontrolling interests	1,396	1,342	1,319	1,244	1,132
Stockholders’ deficit	(6,498)	(6,928)	(8,341)	(7,014)	(10,794)
Cash Flow Data:
Cash provided by operating activities	$4,448	$3,680	$4,175	$3,933	$3,085
Cash used in investing activities	(2,918)	(2,346)	(2,063)	(2,995)	(1,039)
Capital expenditures	(2,176)	(1,943)	(1,862)	(1,679)	(1,325)
Cash used in financing activities	(1,378)	(1,625)	(1,780)	(976)	(1,947)

	2014	2013	2012	2011	2010
Operating Data:
Number of hospitals at end of period(a)	166	165	162	163	156
Number of freestanding outpatient surgical centers at end of period(b)	113	115	112	108	97
Number of licensed beds at end of period(c)	43,356	42,896	41,804	41,594	38,827
Weighted average licensed beds(d)	43,132	42,133	41,795	39,735	38,655
Admissions(e)	1,795,300	1,744,100	1,740,700	1,620,400	1,554,400
Equivalent admissions(f)	2,958,700	2,844,700	2,832,100	2,595,900	2,468,400
Average length of stay (days)(g)	4.8	4.8	4.7	4.8	4.8
Average daily census(h)	23,835	22,853	22,521	21,123	20,523
Occupancy(i)	55%	54%	54%	53%	53%
Emergency room visits(j)	7,450,700	6,968,100	6,912,000	6,143,500	5,706,200
Outpatient surgeries(k)	891,600	881,900	873,600	799,200	783,600
Inpatient surgeries(l)	518,900	508,800	506,500	484,500	487,100
Days revenues in accounts receivable(m)	54	54	51	52	49
Outpatient revenues as a % of patient revenues(n)	38%	38%	38%	37%	36%

(a)	Excludes eight facilities in 2010 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes one facility in 2012 and 2011 and nine facilities in 2010 that were not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(n)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The selected financial data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA Holdings, Inc. which should be read in conjunction with the following discussion and analysis. The terms “HCA,” “Company,” “we,” “our,” or “us,” as used herein, refer to HCA Holdings, Inc. and its affiliates. The term “affiliates” means direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners.

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated EHR incentive income and related EHR operating expenses, expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), possible delays in or complications related to implementation of the Health Reform Law, court challenges, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, including Ebola, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) our ongoing ability to demonstrate meaningful use of certified EHR

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements (continued)

technology and recognize income for the related Medicare or Medicaid incentive payments, and (22) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2014 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $1.875 billion, or $4.16 per diluted share, for 2014, compared to $1.556 billion, or $3.37 per diluted share, for 2013. The 2014 results include net gains on sales of facilities of $29 million, or $0.04 per diluted share, losses on retirement of debt of $335 million, or $0.47 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. The 2013 results include net losses on sales of facilities of $10 million, or $0.02 per diluted share, and losses on retirement of debt of $17 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 450.352 million shares and 461.913 million shares for the years ended December 31, 2014 and 2013, respectively. During 2014, we repurchased 28.583 million shares of our common stock.

Revenues increased to $36.918 billion for 2014 from $34.182 billion for 2013. Revenues increased 8.0% and 6.9%, respectively, on a consolidated basis and on a same facility basis for 2014, compared to 2013. The consolidated revenues increase can be primarily attributed to the combined impact of a 3.8% increase in revenue per equivalent admission and a 4.0% increase in equivalent admissions. The same facility revenues increase resulted primarily from a 3.9% increase in same facility revenue per equivalent admission and a 2.9% increase in same facility equivalent admissions.

During 2014, consolidated admissions increased 2.9% and same facility admissions increased 2.1%, compared to 2013. Inpatient surgical volumes increased 2.0% on a consolidated basis and increased 1.3% on a same facility basis during 2014, compared to 2013. Outpatient surgical volumes increased 1.1% on a consolidated basis and declined 0.1% on a same facility basis during 2014, compared to 2013. Emergency room visits increased 6.9% on a consolidated basis and increased 5.8% on a same facility basis during 2014, compared to 2013.

For 2014, the provision for doubtful accounts declined $689 million, compared to 2013. The self-pay revenue deductions for charity care and uninsured discounts increased $278 million and $789 million, respectively, for 2014, compared to 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.2% for 2014, compared to 31.3% for 2013. Same facility uninsured admissions declined 9.4% and same facility uninsured emergency room visits declined 6.6% for 2014, compared to 2013. We believe these declines were primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs.

Interest expense totaled $1.743 billion for 2014, compared to $1.848 billion for 2013. The $105 million decline in interest expense for 2014 was due primarily to a decline in the average interest rate.

Cash flows from operating activities increased $768 million, from $3.680 billion for 2013 to $4.448 billion for 2014. The increase in cash flows from operating activities was primarily related to the net impact of an

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

2014 Operations Summary (continued)

increase in net income of $377 million, net positive changes in working capital items of $150 million, a net benefit of $357 million related to gains (losses) on sales of facilities, losses on retirement of debt and legal claim costs, and a negative impact of $226 million related to income taxes.

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

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from payers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. We have invested significant resources to refine and improve our billing systems and the information system data used to make contractual allowance estimates. We have developed standardized calculation processes and related training programs to improve the utility of our patient accounting systems.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to patients who are financially unable to pay for the health care services they receive. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Revenues (continued)

requirements or incentives, most of which became effective on January 1, 2014, for individuals to obtain, and large employers to provide, insurance coverage. These mandates are reducing the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are continuing to develop regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain and maintain coverage as a result of the law, the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and overall changes in the payer mix.

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

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $50 million, $41 million and $50 million in 2014, 2013 and 2012, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $53 million, $68 million and $242 million in 2014, 2013 and 2012, respectively. The 2012 amount related to cost reports filed during previous years includes two adjustments to Medicare revenues that affected multiple annual cost report periods for the majority of our hospitals (the Rural Floor Provision Settlement increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income ratios reduced revenues by approximately $75 million). Excluding the effect of these Medicare adjustments, the 2012 amount related to previous years would have been $46 million. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements will result in increases to revenues generally similar to the amounts recorded during 2014 and 2013.

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts

The collection of outstanding receivables from Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. Our collection policies include a review of all accounts against certain standard collection criteria, upon completion of our primary internal collection efforts. Accounts determined to possess positive collectibility attributes are forwarded to a secondary internal or external collection agency and the other accounts are written off. The accounts that are not collected by the

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

secondary collection agency are written off when secondary collection efforts are completed (usually within 12 months). Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. We do not pursue collection of amounts related to patients that meet our guidelines to qualify as charity care.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At December 31, 2014 and 2013, the allowance for doubtful accounts represented approximately 91.4%, of the $5.482 billion and 92.6% of the $5.927 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2014	2013	2012
Charity care	$3,775	$3,497	$3,093
Uninsured discounts	8,999	8,210	6,978
Provision for doubtful accounts	3,169	3,858	3,770

Totals	$15,943	$15,565	$13,841

The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care was 30.2% for 2014, 31.3% for 2013 and 29.5% for 2012. We believe the decline from 2013 to 2014 was primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs.

Days revenues in accounts receivable were 54 days, 54 days and 51 days at December 31, 2014, 2013 and 2012, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, increases in patient responsibility amounts under certain health care coverages, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

The approximate breakdown of accounts receivable by payer classification as of December 31, 2014 and 2013 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at December 31, 2014:
Medicare and Medicaid	13%	1%	2%
Managed care and other insurers	23	5	5
Uninsured	17	7	27

Total	53%	13%	34%

Accounts receivable aging at December 31, 2013:
Medicare and Medicaid	12%	2%	1%
Managed care and other insurers	21	4	5
Uninsured	20	8	27

Total	53%	14%	33%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $5 million per occurrence self-insured retention (effective January 1, 2015, the self-insure retention increased to $15 million per occurrence). The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $395 million, $314 million and $331 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The estimated ultimate cost includes estimates of direct expenses and fees paid to outside counsel and experts, but does not include the general overhead costs of our insurance subsidiary or corporate office. Individual case reserves are established based upon the particular circumstances of each reported claim and represent our estimates of the future costs that will be paid on reported claims. Case reserves are reduced as claim payments are made and are adjusted upward or downward as our estimates regarding the amounts of future losses are revised. Once the case reserves for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, and geographic location of our hospitals. Several actuarial methods are employed to utilize this data to produce estimates of ultimate losses and reserves for incurred but not reported claims, including: paid and incurred extrapolation methods utilizing paid and incurred loss development to estimate ultimate losses; frequency and severity methods utilizing paid and incurred claims development to estimate ultimate average frequency (number of claims) and ultimate average severity (cost per claim); and Bornhuetter-Ferguson methods which add expected development to actual paid or incurred experience to estimate ultimate losses. These methods use our company-specific historical claims data and other information. Company-specific claim reporting and payment data collected over an approximate 20-year period is used in our reserve estimation process. This company-specific

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, professional liability retentions for each policy year, geographic information and other data.

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.229 billion to $1.469 billion at December 31, 2014 and $1.137 billion to $1.359 billion at December 31, 2013. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $21 million or reduce the reserve estimate by $20 million. A 2% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $78 million or reduce the reserve estimate by $72 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,700 individual claims and 2,600 individual claims at December 31, 2014 and 2013, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.407 billion and $1.279 billion at December 31, 2014 and 2013, respectively. The current portion of these reserves, $329 million and $330 million at December 31, 2014 and 2013, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $25 million and $24 million receivable under reinsurance and excess insurance contracts at December 31, 2014 and 2013, respectively) were $1.382 billion and $1.255 billion at December 31, 2014 and 2013, respectively. The estimated total net reserves for professional liability risks at December 31, 2014 and 2013 are comprised of $746 million and $710 million, respectively, of case reserves for known claims and $636 million and $545 million, respectively, of reserves for incurred but not reported claims.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2014	2013	2012
Net reserves for professional liability claims, January 1	$1,255	$1,248	$1,252
Provision for current year claims	359	343	324
Unfavorable (favorable) development related to prior years’ claims	36	(29)	7

Total provision	395	314	331

Payments for current year claims	13	7	6
Payments for prior years’ claims	255	300	329

Total claim payments	268	307	335

Net reserves for professional liability claims, December 31	$1,382	$1,255	$1,248

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 8.0% to $36.918 billion for 2014 from $34.182 billion for 2013 and increased 3.5% for 2013 from $33.013 billion for 2012. The increase in revenues in 2014 can be primarily attributed to the combined impact of a 3.8% increase in revenue per equivalent admission and a 4.0% increase in equivalent admissions compared to the prior year. The increase in revenues in 2013 can be primarily attributed to the combined impact of a 3.1% increase in revenue per equivalent admission and a 0.4% increase in equivalent admissions compared to 2012. We recorded $142 million of Medicaid revenues during the second quarter of 2014 related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. We recorded $94 million of Medicare revenues during the third quarter of 2014 as the estimated settlement amount for certain claims denied by Recovery Audit Contractor (“RAC”) entities conducting reviews on behalf of CMS and pending in the appeals process. CMS offered an administrative agreement to providers willing to withdraw their pending appeals in exchange for a timely partial payment (generally, 68% of the claim amount, subject to certain adjustments), which we accepted during 2014. All revenue amounts and revenue-related statistics for the year ended December 31, 2014 include the impact of these two items that resulted in increases to revenues.

Same facility revenues increased 6.9% for the year ended December 31, 2014 compared to the year ended December 31, 2013 and increased 3.1% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The 6.9% increase for 2014 can be primarily attributed to the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 2.9% increase in same facility equivalent admissions. The 3.1% increase for 2013 can be primarily attributed to the combined impact of a 3.0% increase in same facility revenue per equivalent admission and a 0.1% increase in same facility equivalent admissions.

Consolidated admissions increased 2.9% in 2014 compared to 2013 and increased 0.2% in 2013 compared to 2012. Consolidated inpatient surgeries increased 2.0% and consolidated outpatient surgeries increased 1.1% during 2014 compared to 2013. Consolidated inpatient surgeries increased 0.5% and consolidated outpatient surgeries increased 0.9% during 2013 compared to 2012. Consolidated emergency room visits increased 6.9% during 2014 compared to 2013 and increased 0.8% during 2013 compared to 2012.

Same facility admissions increased 2.1% in 2014 compared to 2013 and increased 0.1% in 2013 compared to 2012. Same facility inpatient surgeries increased 1.3% and same facility outpatient surgeries declined 0.1% during 2014 compared to 2013. Same facility inpatient surgeries increased 0.3% and same facility outpatient surgeries declined 0.5% during 2013 compared to 2012. Same facility emergency room visits increased 5.8% during 2014 compared to 2013 and increased 0.7% during 2013 compared to 2012.

Same facility uninsured emergency room visits declined 6.6% and same facility uninsured admissions declined 9.4% during 2014 compared to 2013. We believe these declines were primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. Same facility uninsured emergency room visits increased 2.2% and same facility uninsured admissions increased 7.6% during 2013 compared to 2012.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers, and the uninsured for the years ended December 31, 2014, 2013 and 2012 are set forth below.

	Years Ended December 31,
	2014	2013	2012
Medicare	32%	32%	33%
Managed Medicare	14	13	12
Medicaid	7	8	8
Managed Medicaid	10	9	9
Managed care and other insurers	30	30	30
Uninsured	7	8	8

	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers, and the uninsured for the years ended December 31, 2014, 2013 and 2012 are set forth below.

	Years Ended December 31,
	2014	2013	2012
Medicare	29%	29%	30%
Managed Medicare	11	10	10
Medicaid	7	6	6
Managed Medicaid	5	4	4
Managed care and other insurers	47	46	45
Uninsured	1	5	5

	100%	100%	100%

We believe the decline in inpatient revenues related to the uninsured is primarily due to the combination of increases in discounts provided to the uninsured and previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs.

At December 31, 2014, we owned and operated 42 hospitals and 31 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $8.336 billion, $7.545 billion and $7.336 billion for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, we owned and operated 36 hospitals and 25 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $8.706 billion, $8.192 billion and $8.012 billion for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, respectively, 56%, 55% and 55% of our admissions and 46%, 46% and 47% of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 66%, 62% and 61% of our uninsured admissions during 2014, 2013 and 2012, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

for Medicare and Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $472 million ($81 million DSRIP related and $391 million indigent care related), $393 million ($76 million DSRIP related and $317 million indigent care related) and $387 million (all indigent care related) during 2014, 2013 and 2012, respectively, of Medicaid supplemental payments.

In the second quarter of 2014, we recorded $142 million of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. On October 1, 2014, the Texas Health and Human Services Commission (“THHSC”) issued a notice to hospitals participating in the Texas Medicaid Waiver Program indicating that a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. In addition, CMS notified THHSC that it would defer the federal portion of the Medicaid payments associated with the affiliations while it completes the review. During the third quarter of 2014, we recorded a reduction of $68 million to Medicaid revenues related to the CMS review and deferral of the federal portion of the Medicaid payments, and we ceased recognizing the estimated Medicaid revenues related to certain components of the Texas Medicaid Waiver Program. CMS announced on January 7, 2015 that the payment deferral has been released, but the review is continuing. During the fourth quarter of 2014, due to the updated information and the receipt of a program payment during December, we reversed the $68 million reduction to Medicaid revenues recorded in the third quarter. We continue the nonrecognition of Medicaid revenues related to certain components of the Texas Medicaid Waiver Program.

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

During 2014, 2013 and 2012, respectively, we recognized $125 million, $216 million and $336 million of electronic health record incentive income related to Medicare ($118 million, $183 million and $252 million) and Medicaid ($7 million, $33 million and $84 million) incentive programs. At December 31, 2014, we have $39 million of deferred EHR incentive income, which represents initial incentive payments received for which EHR incentive income has not been recognized.

We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of recognizing the expenses may not correlate with the receipt of the incentive payments and the recognition of incentive income. During 2014, 2013 and 2012, respectively, we incurred $112 million, $113 million and $80 million of operating expenses to implement our certified EHR technology and meet meaningful use.

For 2015, we estimate EHR incentive income will be recognized in the range of $40 million to $50 million and that related EHR operating expenses will be in the range of $30 million to $40 million. Actual incentive payments and EHR operating expenses could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of our ability to continue to demonstrate meaningful use of EHR technology could have a material, adverse effect on our results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	2014		2013		2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$40,087		$38,040		$36,783
Provision for doubtful accounts	3,169		3,858		3,770

Revenues	36,918	100.0	34,182	100.0	33,013	100.0

Salaries and benefits	16,641	45.1	15,646	45.8	15,089	45.7
Supplies	6,262	17.0	5,970	17.5	5,717	17.3
Other operating expenses	6,755	18.2	6,237	18.2	6,048	18.3
Electronic health record incentive income	(125)	(0.3)	(216)	(0.6)	(336)	(1.0)
Equity in earnings of affiliates	(43)	(0.1)	(29)	(0.1)	(36)	(0.1)
Depreciation and amortization	1,820	5.0	1,753	5.1	1,679	5.1
Interest expense	1,743	4.7	1,848	5.4	1,798	5.4
Losses (gains) on sales of facilities	(29)	(0.1)	10	—	(15)	—
Losses on retirement of debt	335	0.9	17	0.1	—	—
Legal claim costs	78	0.2	—	—	175	0.5

	33,437	90.6	31,236	91.4	30,119	91.2

Income before income taxes	3,481	9.4	2,946	8.6	2,894	8.8
Provision for income taxes	1,108	3.0	950	2.8	888	2.7

Net income	2,373	6.4	1,996	5.8	2,006	6.1
Net income attributable to noncontrolling interests	498	1.3	440	1.2	401	1.2

Net income attributable to HCA Holdings, Inc.	$1,875	5.1	$1,556	4.6	$1,605	4.9

% changes from prior year:
Revenues	8.0%		3.5%		11.2%
Income before income taxes	18.2		1.8		(18.7)
Net income attributable to HCA Holdings, Inc.	20.5		(3.1)		(34.9)
Admissions(a)	2.9		0.2		7.4
Equivalent admissions(b)	4.0		0.4		9.1
Revenue per equivalent admission	3.8		3.1		2.0
Same facility % changes from prior year(c):
Revenues	6.9		3.1		4.5
Admissions(a)	2.1		0.1		3.0
Equivalent admissions(b)	2.9		0.1		4.1
Revenue per equivalent admission	3.9		3.0		0.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2014 and 2013

Net income attributable to HCA Holdings, Inc. totaled $1.875 billion, or $4.16 per diluted share, for the year ended December 31, 2014 compared to $1.556 billion, or $3.37 per diluted share, for the year ended December 31, 2013. Financial results for 2014 include net gains on sales of facilities of $29 million, or $0.04 per diluted share, losses on retirement of debt of $335 million, or $0.47 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. Financial results for 2013 include net losses on sales of facilities of $10 million, or $0.02 per diluted share, and a loss on retirement of debt of $17 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 450.352 million shares and 461.913 million shares for the years ended December 31, 2014 and 2013, respectively. During 2014, we repurchased 28.583 million shares of our common stock.

During 2014, consolidated admissions increased 2.9% and same facility admissions increased 2.1% compared to 2013. Consolidated inpatient surgeries increased 2.0%, and same facility inpatient surgeries increased 1.3% during 2014 compared to 2013. Consolidated outpatient surgeries increased 1.1%, and same facility outpatient surgeries declined 0.1% during 2014 compared to 2013. Emergency room visits increased 6.9% on a consolidated basis and increased 5.8% on a same facility basis during 2014 compared to 2013.

Revenues before provision for doubtful accounts increased 5.4% to $40.087 billion for 2014 from $38.040 billion for 2013. The provision for doubtful accounts declined $689 million from $3.858 billion in 2013 to $3.169 billion in 2014. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $278 million and $789 billion, respectively, during 2014 compared to 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.2% for 2014 compared to 31.3% for 2013. At December 31, 2014, our allowance for doubtful accounts represented approximately 91.4% of the $5.482 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 8.0% to $36.918 billion for 2014 from $34.182 billion for 2013. The increase in revenues was due primarily to the combined impact of a 3.8% increase in revenue per equivalent admission and a 4.0% increase in equivalent admissions compared to 2013. Same facility revenues increased 6.9% due primarily to the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 2.9% increase in same facility equivalent admissions compared to 2013. We recorded $142 million of Medicaid revenues during the second quarter of 2014 related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. We recorded $94 million of Medicare revenues during the third quarter of 2014 as the estimated settlement amount for certain claims denied by Recovery Audit Contractor (“RAC”) entities conducting reviews on behalf of CMS and pending in the appeals process. CMS offered an administrative agreement to providers willing to withdraw their pending appeals in exchange for a timely partial payment (generally, 68% of the claim amount, subject to certain adjustments), which we accepted during 2014. All revenue amounts and revenue-related statistics for the year ended December 31, 2014 include the impact of these two items that resulted in increases to revenues.

Salaries and benefits, as a percentage of revenues, were 45.1% in 2014 and 45.8% in 2013. Salaries and benefits per equivalent admission increased 2.3% in 2014 compared to 2013. Same facility labor rate increases

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2014 and 2013 (continued)

averaged 2.3% for 2014 compared to 2013. Share-based compensation expense increased from $113 million in 2013 to $163 million in 2014, and we expect the 2015 expense will increase by approximately $60 million.

Supplies, as a percentage of revenues, were 17.0% in 2014 and 17.5% in 2013. Supply costs per equivalent admission increased 0.9% in 2014 compared to 2013. Supply costs per equivalent admission increased 1.4% for medical devices, 2.7% for pharmacy supplies and 0.4% for general medical and surgical items in 2014 compared to 2013.

Other operating expenses, as a percentage of revenues, was 18.2% in both 2014 and 2013. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $395 million and $314 million for 2014 and 2013, respectively.

During 2014 and 2013, respectively, we recognized $125 million and $216 million of electronic health record incentive income related to Medicare ($118 million and $183 million) and Medicaid ($7 million and $33 million) incentive programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Equity in earnings of affiliates increased from $29 million for 2013 to $43 million for 2014.

Depreciation and amortization, as a percentage of revenues, was 5.0% in 2014 and 5.1% in 2013. Depreciation expense was $1.798 billion for 2014 and $1.733 billion for 2013.

Interest expense declined to $1.743 billion for 2014 from $1.848 billion for 2013. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $28.762 billion for 2014 compared to $28.377 billion for 2013. The average interest rate for our long-term debt declined from 6.5% for 2013 to 6.1% for 2014.

Net gains on sales of facilities were $29 million for 2014 and related to the sale of a hospital facility and sales of real estate and other investments. Net losses on sales of facilities were $10 million for 2013 and related to the sale of a hospital facility and sales of real estate and other investments.

During 2014, we redeemed all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019, all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020, and all $1.400 billion aggregate principal amount of our outstanding 7 1/4% senior secured notes due 2020. The pretax losses on retirement of debt related to these redemptions were $335 million. During 2013, we redeemed all $201 million aggregate principal amount of our 9 7/8% senior secured second lien notes due 2017. The pretax loss on retirement of debt related to this redemption was $17 million.

We recorded $78 million of legal claim costs during 2014 to increase the estimate of our legal liability with respect to a previously disclosed lawsuit alleging we did not make the full level of capital expenditures and uncompensated care agreed to in connection with the purchase of the hospitals from Health Midwest in 2003.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2014 and 2013 (continued)

The effective tax rate was 37.2% and 37.9% for 2014 and 2013, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $440 million for 2013 to $498 million for 2014. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two of our Texas markets and our group purchasing organization.

Years Ended December 31, 2013 and 2012

Net income attributable to HCA Holdings, Inc. totaled $1.556 billion, or $3.37 per diluted share, for the year ended December 31, 2013 compared to $1.605 billion, or $3.49 per diluted share, for the year ended December 31, 2012. Financial results for 2013 include net losses on sales of facilities of $10 million, or $0.02 per diluted share, and a loss on retirement of debt of $17 million, or $0.02 per diluted share. Financial results for 2012 include legal claim costs of $175 million, or $0.24 per diluted share, and net gains on sales of facilities of $15 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 461.913 million shares and 459.403 million shares for the years ended December 31, 2013 and 2012, respectively.

During 2013, consolidated admissions increased 0.2% and same facility admissions increased 0.1% for 2013 compared to 2012. Consolidated inpatient surgeries increased 0.5%, and same facility inpatient surgeries increased 0.3% during 2013 compared to 2012. Consolidated outpatient surgeries increased 0.9%, and same facility outpatient surgeries declined 0.5% during 2013 compared to 2012. Emergency room visits increased 0.8% on a consolidated basis and increased 0.7% on a same facility basis during 2013 compared to 2012.

Revenues before provision for doubtful accounts increased 3.4% to $38.040 billion for 2013 from $36.783 billion for 2012. The provision for doubtful accounts increased $88 million from $3.770 billion in 2012 to $3.858 billion in 2013. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $404 million and $1.232 billion, respectively, during 2013 compared to 2012. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.3% for 2013 compared to 29.5% for 2012. At December 31, 2013, our allowance for doubtful accounts represented 92.6% of the $5.927 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

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

Salaries and benefits, as a percentage of revenues, were 45.8% in 2013 and 45.7% in 2012. Salaries and benefits per equivalent admission increased 3.2% in 2013 compared to 2012. Same facility labor rate increases averaged 1.8% for 2013 compared to 2012. Share-based compensation expense increased from $56 million in 2012 to $113 million in 2013.

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

Net losses on sales of facilities were $10 million for 2013 and related to the sale of a hospital facility and sales of real estate and other investments. Net gains on sales of facilities were $15 million for 2012 and related to sales of health care entity investments.

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

Cash provided by operating activities totaled $4.448 billion in 2014 compared to $3.680 billion in 2013 and $4.175 billion in 2012. Working capital totaled $3.450 billion at December 31, 2014 and $2.342 billion at December 31, 2013. The $768 million increase in cash provided by operating activities for 2014, compared to 2013, was primarily related to the net impact of an increase in net income of $377 million, net positive changes in working capital items of $150 million, a net benefit of $357 million related to gains (losses) on sales of facilities, losses on retirement of debt and legal claim costs, and a negative impact of $226 million related to income taxes. The $495 million decline in cash provided by operating activities for 2013, compared to 2012, was primarily related to net negative changes in working capital items of $521 million. Cash payments for interest and income taxes increased $289 million for 2014 compared to 2013 and increased $185 million for 2013 compared to 2012.

Cash used in investing activities was $2.918 billion, $2.346 billion and $2.063 billion in 2014, 2013 and 2012, respectively. Excluding acquisitions, capital expenditures were $2.176 billion in 2014, $1.943 billion in 2013 and $1.862 billion in 2012. We expended $766 million, $481 million and $258 million for acquisitions of hospitals and health care entities during 2014, 2013 and 2012, respectively. Planned capital expenditures are expected to approximate $2.4 billion in 2015. At December 31, 2014, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $1.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

During 2014, we received cash of $51 million from sales of real estate and other investments. We also expended cash of $37 million related to net changes in our investments. During 2013, we received cash of $33 million from sales of a hospital, real estate and other investments. We also received net cash proceeds of $36 million related to net changes in our investments. During 2012, we received cash of $30 million from sales of real estate and other investments. We also received net cash proceeds of $16 million related to net changes in our investments.

Cash used in financing activities totaled $1.378 billion in 2014, $1.625 billion in 2013 and $1.780 billion in 2012. During 2014, we had a net increase of $778 million in our indebtedness and used cash of $1.750 billion for repurchases of common stock. During 2013, we had a decline of $692 million in our indebtedness and used cash of $500 million for repurchases of common stock. During 2012, we had a net increase of $1.724 billion in our indebtedness. During 2014, 2013 and 2012, we paid $7 million, $16 million and $3.148 billion, respectively, in distributions to our stockholders. During 2014, 2013 and 2012, we made distributions to noncontrolling interests of $442 million, $435 million and $401 million, respectively. We paid debt issuance costs of $73 million, $5 million and $62 million for 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, we received

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

income tax benefits of $134 million, $113 million and $174 million, respectively, for certain items (primarily the cash distributions to holders of our stock options and exercises of stock options) that were deductible expenses for tax purposes, but were recognized as adjustments to stockholders’ deficit for financial reporting purposes. We, or our affiliates, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.112 billion as of December 31, 2014 and $2.488 billion as of January 31, 2015) and anticipated access to public and private debt and equity markets. These amounts reflect the October 2014 amendment to our senior secured asset-based revolving credit facility, which increased the revolving credit commitments by $750 million.

During 2012, our Board of Directors declared three distributions to our stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award, or $3.142 billion in the aggregate. There were no distributions declared during 2014 or 2013.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $558 million and $510 million at December 31, 2014 and 2013, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $347 million and $315 million at December 31, 2014 and 2013, respectively. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $5 million per occurrence self-insured retention (effective January 1, 2015, this coverage is subject to a $15 million per occurrence self-insured retention). Net reserves for the self-insured professional liability risks retained were $1.035 billion and $940 million at December 31, 2014 and 2013, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $317 million. We estimate that approximately $253 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We are a highly leveraged company with significant debt service requirements. Our debt totaled $29.645 billion and $28.376 billion at December 31, 2014 and 2013, respectively. Our interest expense was $1.743 billion for 2014 and $1.848 billion for 2013.

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

During October 2014, we issued $2.000 billion aggregate principal amount of notes, comprised of $600 million aggregate principal amount of 4.25% senior secured notes due 2019 and $1.400 billion aggregate principal amount of 5.25% senior secured notes due 2025. During November 2014, we used a portion of the proceeds from the October 2014 debt issuance to redeem all $1.400 billion aggregate principal amount of our outstanding 7 1/4% senior secured notes due 2020. The pretax loss on retirement of debt related to this redemption was $109 million.

During January 2015, we issued $1.000 billion aggregate principal amount of notes 5.375% senior notes due 2025. We used a portion of the net proceeds to repay at maturity our $750 million aggregate principal amount of 6.375% senior notes due 2015.

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2014, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$31,204	$2,280	$3,577	$4,952	$20,395
Loans outstanding under the senior secured credit facilities, including interest(b)	9,356	440	3,667	5,249	—
Operating leases(c)	1,951	273	467	296	915
Purchase and other obligations(c)	24	17	7	—	—

Total contractual obligations	$42,535	$3,010	$7,718	$10,497	$21,310

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(d)	$51	$45	$6	$—	$—
Letters of credit(e)	56	45	11	—	—
Physician commitments(f)	30	22	8	—	—

Total commercial commitments	$137	$112	$25	$—	$—

(a)	We have not included obligations to pay net estimated professional liability claims ($1.382 billion at December 31, 2014, including net reserves of $347 million relating to the 100% owned insurance subsidiary) in this table. The estimated professional liability claims, which occurred prior to 2007, are expected to be funded by the designated investment securities that are restricted for this purpose ($558 million at December 31, 2014). We also have not included obligations related to unrecognized tax benefits of $548 million at December 31, 2014, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.
(b)	Estimates of interest payments assume that interest rates and borrowing spreads at December 31, 2014, remain constant during the period presented.
(c)	Amounts relate to future operating lease obligations, purchase obligations and other obligations and are not recorded in our consolidated balance sheet. Amounts also include physician commitments that are recorded in our consolidated balance sheet.
(d)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers who have provided surety bonds to cover self-insured workers’ compensation claims, utility and construction deposits and damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.
(e)	Amounts relate primarily to various insurance programs and employee benefit plan obligations for which we have letters of credit outstanding.
(f)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2014.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $555 million and $3 million, respectively, at December 31, 2014. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2014, we had a net unrealized gain of $19 million on the insurance subsidiaries’ investment securities.

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

We are also exposed to market risk related to changes in interest rates, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income.

With respect to our interest-bearing liabilities, approximately $4.399 billion of long-term debt at December 31, 2014 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.246 billion at December 31, 2014 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.5% for 2013 to 6.1% for 2014.

The estimated fair value of our total long-term debt was $30.861 billion at December 31, 2014. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $44 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies are currently insignificant to our results of operations and financial position.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Market Risk (continued)

Financial Instruments

Derivative financial instruments are employed to manage risks, including interest rate exposures, and are not used for trading or speculative purposes. We recognize derivative instruments, such as interest rate swap agreements, in the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity, as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to expense over the remaining period of the debt originally covered by the terminated swap.

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues were 22.6%, 23.3% and 25.1% of our revenues for 2014, 2013 and 2012, respectively.

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

Management believes HCA Holdings, Inc., its predecessors and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). HCA Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2015

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2015 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials to be filed in connection with our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2014 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) )
Equity compensation plans approved by security holders	38,470,500	(1)	$21.39	(1)	38,992,900
Equity compensation plans not approved by security holders	—		—		—

Total	38,470,500		$21.39		38,992,900

(1)	Includes 8,675,700 restricted share units, a portion of which vests solely based upon continued employment over a specific period of time and a portion vests based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The weighted average exercise price does not take these restricted share units into account.
*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Amendment No. 3 to the Credit Agreement, dated as of June 18, 2009, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2009 (File No. 001-11239), and incorporated herein by reference).

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

4.4(m)	—

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

4.5	—

Security Agreement, dated as November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Grantors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.6	—

Pledge Agreement, dated as of November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.7(a)	—

$2,500,000,000 Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.7(b)	—

Restatement Agreement, dated as of March 7, 2014, to the Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2014, and incorporated herein by reference).

4.7(c)	—

Joinder Agreement and Amendment No. 1, dated as of October 30, 2014, to the Credit Agreement, dated as of September 30, 2011 and amended and restated as of March 7, 2014, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent. (filed as Exhibit 4.1 to the

Company’s Current Report on Form 8-K filed October 31, 2014, and incorporated herein by reference).

4.8	—

Security Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.9(a)	—

General Intercreditor Agreement, dated as of November 17, 2006, between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.9(b)	—

Receivables Intercreditor Agreement, dated as of November 17, 2006, among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.9(c)	—

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

4.9(d)	—

Additional Receivables Intercreditor Agreement, dated as of August 1, 2011 by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.9(e)	—

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

4.9(f)	—

Additional Receivables Intercreditor Agreement, dated as of February 16, 2012, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed February 16, 2012, and incorporated herein by reference).

4.9(g)	—

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

4.9(h)	—	Additional Receivables Intercreditor Agreement, dated as of October 23, 2012, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First

Lien Collateral Agent (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.10	—

Registration Rights Agreement, dated as of November 22, 2010, among HCA Holdings, Inc., Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

4.11	—

Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.12	—

Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.13(a)	—

Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.16(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.13(b)	—

First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.13(c)	—

Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(c) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.13(d)	—

Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.16(d) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.13(e)	—

Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006 (File No. 001-11239), and incorporated herein by reference).

4.14	—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.15	—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.16	—	Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.17	—	Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.18	—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-11239), and incorporated herein by reference).

4.19	—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.22 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.20	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.21	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.22	—

7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 6, 2003 (File No. 001-11239), and incorporated herein by reference).

4.23(a)	—

6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006 (File No. 001-11239), and incorporated herein by reference).

4.23(b)	—

6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006 (File No. 001-11239), and incorporated herein by reference).

4.24	—

Indenture, dated as of November 23, 2010, among HCA Holdings, Inc., Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

4.25	—	Form of 7 3/4% Senior Notes due 2021 (included in Exhibit 4.24).

4.26	—	Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.27	—

Supplemental Indenture No. 1, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.28	—

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

4.29	—	Form of 7.50% Senior Notes Due 2022 (included in Exhibit 4.27).

4.30	—	Form of 6.50% Senior Secured Notes Due 2020 (included in Exhibit 4.28).

4.31	—

Supplemental Indenture No. 3, dated as of October 3, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.32	—	Form of 8.00% Senior Notes Due 2018 (included in Exhibit 4.31).

4.33	—

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

4.34	—	Form of 5.875% Senior Secured Notes due 2022 (included in Exhibit 4.33).

4.35	—

Supplemental Indenture No. 5, dated as of October 23, 2012, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Unsecured Notes) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.36	—

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

4.37	—	Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.35).

4.38	—	Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.36).

4.39	—

Indenture, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.40	—

Supplemental Indenture No. 1, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.41	—	Form of 6.25% Senior Notes due 2021 (included in Exhibit 4.40).

4.42	—

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

4.43	—

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

4.44	—	Form of 3.75% Senior Secured Notes due 2019 (included in Exhibit 4.42).

4.45	—	Form of 5.00% Senior Secured Notes due 2024 (included in Exhibit 4.43).

4.46	—

Additional Receivables Intercreditor Agreement, dated as of March 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed March 21, 2014, and incorporated herein by reference).

4.47	—

Supplemental Indenture No. 9, dated as of October 17, 2014, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 17, 2014, and incorporated herein by reference).

4.48	—

Supplemental Indenture No. 10, dated as of October 17, 2014, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 17, 2014, and incorporated herein by reference).

4.49	—	Form of 4.25% Senior Secured Notes due 2019 (included in Exhibit 4.47).

4.50	—	Form of 5.25% Senior Secured Notes due 2025 (included in Exhibit 4.48).

4.51	—

Additional Receivables Intercreditor Agreement, dated as of October 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed October 17, 2014, and incorporated herein by reference).

4.52	—

Supplemental Indenture No. 11, dated as of January 16, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 16, 2015, and incorporated herein by reference).

4.53	—	Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.52).

10.1	—

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

Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 6, 2005 (File No. 001-11239), and incorporated herein by reference).*

10.7	—

Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 1, 2006 (File No. 001-11239), and incorporated herein by reference).*

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

Form of Stock Option Agreement (2010) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).*

10.15	—

Form of 2x Time Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-11239), and incorporated herein by reference).*

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

Form of 2014 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

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

10.21	—

Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.22	—

Amended and Restated HCA Restoration Plan, effective December 22, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.23(a)	—

Amended and Restated Employment Agreement dated August 2, 2013 (Richard M. Bracken) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference).*

10.23(b)	—

Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.23(c)	—

Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.23(d)	—

Employment Agreement dated November 16, 2006 (Charles J. Hall) (filed as Exhibit 10.28(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).*

10.23(e)	—

Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson) (filed as Exhibit 10.29(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.23(f)	—

Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.23(g)	—

Second Amendment to Employment Agreement effective January 1, 2014 (R. Milton Johnson) (filed as Exhibit 10.28(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.23(h)	—	Third Amendment to Employment Agreement effective December 31, 2014 (R. Milton Johnson).*

10.23(i)	—	Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen).*

10.24(a)	—

Form of Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC dated as of November 17, 2006, among Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 8-A, filed April 29, 2008 (File No. 000-18406) and incorporated herein by reference).

10.24(b)	—

Form of Amendment to the Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC (filed as Exhibit 10.32(a) to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).

10.25	—

Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).

10.26	—

Assignment and Assumption Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc. and HCA Merger Sub LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

10.27	—

Omnibus Amendment to Various Stock and Option Plans and the Management Stockholders’ Agreement, dated November 22, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).*

10.28	—

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

10.30	—

Amendment, dated as of September 21, 2011, to the Stockholders’ Agreement, dated as of March 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2011, and incorporated herein by reference).

10.31	—

Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.32	—	HCA Holdings, Inc. 2012 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2012, and incorporated herein by reference).*

10.33	—	Form of 2012 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2012, and incorporated herein by reference).*

10.34	—

Share Repurchase Agreement, dated as of October 28, 2013, by and between HCA Holdings, Inc. and Hercules Holding II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2013, and incorporated herein by reference).

10.35	—

HCA Holdings, Inc. 2013 Senior Officer Performance Excellence Program (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.36	—

Form of 2013 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.37	—	Executive Severance Policy (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.38	—

Form of Restricted Share Unit Agreement (Richard M. Bracken) (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.39	—

Form of Director Restricted Share Unit Agreement (Initial Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated. (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.40	—

Form of Director Restricted Share Unit Agreement (Annual Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.41	—	HCA Holdings, Inc. 2014 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2014, and incorporated herein by reference).*

10.42	—	Form of 2014 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2014, and incorporated herein by reference).*

10.43	—	HCA Holdings, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2014, and incorporated herein by reference).*

10.44	—

Share Repurchase Agreement, dated as of May 14, 2014, by and between HCA Holdings, Inc. and Hercules Holding II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2014, and incorporated herein by reference).

10.45	—

Share Repurchase Agreement, dated December 5, 2014, among HCA Holdings, Inc. and Bain Capital Integral Investors 2006, LLC, BCIP TCV, LLC and Bain Capital Hercules Investors, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).

10.46	—

Form of 2015 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2015, and incorporated herein by reference).*

10.47	—	Form of 2015 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

21	—	List of Subsidiaries.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2014 and 2013, (ii) the consolidated income statements for the years ended December 31, 2014, 2013 and 2012, (iii) the consolidated comprehensive income statements for the years ended December 31, 2014, 2013 and 2012, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2014, 2013 and 2012, (v) the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the notes to consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HOLDINGS, INC.

By:	/s/ R. MILTON JOHNSON
R. Milton Johnson
Chairman and Chief Executive Officer

Dated: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. MILTON JOHNSON R. Milton Johnson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ WILLIAM B. RUTHERFORD William B. Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015

/s/ ROBERT J. DENNIS Robert J. Dennis	Director	February 26, 2015

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 26, 2015

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	February 26, 2015

/s/ WILLIAM R. FRIST William R. Frist	Director	February 26, 2015

/s/ ANN H. LAMONT Ann H. Lamont	Director	February 26, 2015

/s/ JAY O. LIGHT Jay O. Light	Director	February 26, 2015

/s/ GEOFFREY G. MEYERS Geoffrey G. Meyers	Director	February 26, 2015

/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 26, 2015

/s/ WAYNE J. RILEY Wayne J. Riley	Director	February 26, 2015

/s/ JOHN W. ROWE John W. Rowe	Director	February 26, 2015

HCA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited the accompanying consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2015

HCA HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in millions, except per share amounts)

	2014	2013	2012
Revenues before the provision for doubtful accounts	$40,087	$38,040	$36,783
Provision for doubtful accounts	3,169	3,858	3,770

Revenues	36,918	34,182	33,013

Salaries and benefits	16,641	15,646	15,089
Supplies	6,262	5,970	5,717
Other operating expenses	6,755	6,237	6,048
Electronic health record incentive income	(125)	(216)	(336)
Equity in earnings of affiliates	(43)	(29)	(36)
Depreciation and amortization	1,820	1,753	1,679
Interest expense	1,743	1,848	1,798
Losses (gains) on sales of facilities	(29)	10	(15)
Losses on retirement of debt	335	17	—
Legal claim costs	78	—	175

	33,437	31,236	30,119

Income before income taxes	3,481	2,946	2,894
Provision for income taxes	1,108	950	888

Net income	2,373	1,996	2,006
Net income attributable to noncontrolling interests	498	440	401

Net income attributable to HCA Holdings, Inc.	$1,875	$1,556	$1,605

Per share data:
Basic earnings per share	$4.30	$3.50	$3.65
Diluted earnings per share	$4.16	$3.37	$3.49
Shares used in earnings per share calculations (in thousands):
Basic	435,668	445,066	440,178
Diluted	450,352	461,913	459,403

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in millions)

	2014	2013	2012
Net income	$2,373	$1,996	$2,006
Other comprehensive income (loss) before taxes:
Foreign currency translation	(74)	18	37

Unrealized gains (losses) on available-for-sale securities	9	(7)	6

Defined benefit plans	(158)	134	(89)
Pension costs included in salaries and benefits	21	38	46

	(137)	172	(43)

Change in fair value of derivative financial instruments	(36)	3	(151)
Interest costs included in interest expense	132	131	122

	96	134	(29)

Other comprehensive income (loss) before taxes	(106)	317	(29)
Income taxes (benefits) related to other comprehensive income items	(40)	117	(12)

Other comprehensive income (loss)	(66)	200	(17)

Comprehensive income	2,307	2,196	1,989
Comprehensive income attributable to noncontrolling interests	498	440	401

Comprehensive income attributable to HCA Holdings, Inc.	$1,809	$1,756	$1,588

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(Dollars in millions)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$566	$414
Accounts receivable, less allowance for doubtful accounts of $5,011 and $5,488	5,694	5,208
Inventories	1,279	1,179
Deferred income taxes	366	489
Other	1,025	747

	8,930	8,037
Property and equipment, at cost:
Land	1,524	1,487
Buildings	11,941	11,211
Equipment	18,496	17,519
Construction in progress	1,019	856

	32,980	31,073
Accumulated depreciation	(18,625)	(17,454)

	14,355	13,619

Investments of insurance subsidiaries	494	448
Investments in and advances to affiliates	165	121
Goodwill and other intangible assets	6,416	5,903
Deferred loan costs	219	237
Other	620	466

	$31,199	$28,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,035	$1,803
Accrued salaries	1,370	1,193
Other accrued expenses	1,737	1,913
Long-term debt due within one year	338	786

	5,480	5,695

Long-term debt	29,307	27,590
Professional liability risks	1,078	949
Income taxes and other liabilities	1,832	1,525

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 420,477,900 shares — 2014 and 439,604,000 shares — 2013	4	4
Capital in excess of par value	—	1,386
Accumulated other comprehensive loss	(323)	(257)
Retained deficit	(7,575)	(9,403)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,894)	(8,270)
Noncontrolling interests	1,396	1,342

	(6,498)	(6,928)

	$31,199	$28,831

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (000)	Par Value
Balances, December 31, 2011	437,478	$4	$1,601	$(440)	$(9,423)	$1,244	$(7,014)
Comprehensive income				(17)	1,605	401	1,989
Share-based benefit plans	5,722		169				169
Distributions					(3,142)	(401)	(3,543)
Other			(17)			75	58

Balances, December 31, 2012	443,200	4	1,753	(457)	(10,960)	1,319	(8,341)
Comprehensive income				200	1,556	440	2,196
Repurchase of common stock	(10,656)		(500)				(500)
Share-based benefit plans	7,060		139				139
Distributions						(435)	(435)
Other			(6)		1	18	13

Balances, December 31, 2013	439,604	4	1,386	(257)	(9,403)	1,342	(6,928)
Comprehensive income				(66)	1,875	498	2,307
Repurchase of common stock	(28,583)		(1,701)		(49)		(1,750)
Share-based benefit plans	9,457		321				321
Distributions						(442)	(442)
Other			(6)		2	(2)	(6)

Balances, December 31, 2014	420,478	$4	$—	$(323)	$(7,575)	$1,396	$(6,498)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in millions)

	2014	2013	2012
Cash flows from operating activities:
Net income	$2,373	$1,996	$2,006
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,645)	(4,395)	(3,896)
Provision for doubtful accounts	3,169	3,858	3,770

Accounts receivable, net	(476)	(537)	(126)
Inventories and other assets	(232)	(19)	(122)
Accounts payable and accrued expenses	444	142	355
Depreciation and amortization	1,820	1,753	1,679
Income taxes	(83)	143	96
Losses (gains) on sales of facilities	(29)	10	(15)
Losses on retirement of debt	335	17	—
Legal claim costs	78	—	175
Amortization of deferred loan costs	42	55	62
Share-based compensation	163	113	56
Other	13	7	9

Net cash provided by operating activities	4,448	3,680	4,175

Cash flows from investing activities:
Purchase of property and equipment	(2,176)	(1,943)	(1,862)
Acquisition of hospitals and health care entities	(766)	(481)	(258)
Disposal of hospitals and health care entities	51	33	30
Change in investments	(37)	36	16
Other	10	9	11

Net cash used in investing activities	(2,918)	(2,346)	(2,063)

Cash flows from financing activities:
Issuances of long-term debt	5,502	—	4,850
Net change in revolving bank credit facilities	440	970	(685)
Repayment of long-term debt	(5,164)	(1,662)	(2,441)
Distributions to noncontrolling interests	(442)	(435)	(401)
Payment of debt issuance costs	(73)	(5)	(62)
Repurchases of common stock	(1,750)	(500)	—
Distributions to stockholders	(7)	(16)	(3,148)
Income tax benefits	134	113	174
Other	(18)	(90)	(67)

Net cash used in financing activities	(1,378)	(1,625)	(1,780)

Change in cash and cash equivalents	152	(291)	332
Cash and cash equivalents at beginning of period	414	705	373

Cash and cash equivalents at end of period	$566	$414	$705

Interest payments	$1,758	$1,832	$1,723
Income tax payments, net	$1,057	$694	$618

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2014, these affiliates owned and operated 166 hospitals, 113 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The term “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $285 million, $287 million and $248 million for the years ended December 31, 2014, 2013 and 2012, respectively.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Revenues

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans (includes plans offered through the health insurance exchanges, beginning in 2014), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to these uninsured accounts to record net self pay revenues at the estimated amounts we expect to collect. Our revenues from third party payers, the uninsured and other for the years ended December 31, are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2014	Ratio	2013	Ratio	2012	Ratio
Medicare	$8,354	22.6%	$7,951	23.3%	$8,292	25.1%
Managed Medicare	3,614	9.8	3,279	9.6	2,954	8.9
Medicaid	1,848	5.0	1,480	4.3	1,464	4.4
Managed Medicaid	1,923	5.2	1,570	4.6	1,504	4.6
Managed care and other insurers	20,066	54.4	18,654	54.6	17,998	54.5
International (managed care and other insurers)	1,311	3.6	1,175	3.4	1,060	3.2

	37,116	100.6	34,109	99.8	33,272	100.7
Uninsured	1,494	4.0	2,677	7.8	2,580	7.8
Other	1,477	4.0	1,254	3.7	931	2.8

Revenues before provision for doubtful accounts	40,087	108.6	38,040	111.3	36,783	111.3
Provision for doubtful accounts	(3,169)	(8.6)	(3,858)	(11.3)	(3,770)	(11.3)

Revenues	$36,918	100.0%	$34,182	100.0%	$33,013	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $50 million, $41 million and $50 million in 2014, 2013 and 2012, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $53 million, $68 million and $242 million in 2014, 2013 and 2012, respectively. The 2012 amount related to cost reports filed during previous years includes two adjustments to Medicare revenues that affected multiple annual cost report periods for the majority of our hospitals (the Rural Floor Provision Settlement increased revenues by approximately $271 million and the implementation of revised Supplemental Security Income ratios reduced revenues by approximately $75 million). Excluding the effect of these Medicare adjustments, the 2012 amount related to cost reports filed during previous years would have been $46 million.

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

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view charity care, uninsured discounts and the provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2014	Ratio	2013	Ratio	2012	Ratio
Charity care	$3,775	24%	$3,497	22%	$3,093	22%
Uninsured discounts	8,999	56	8,210	53	6,978	51
Provision for doubtful accounts	3,169	20	3,858	25	3,770	27

Total uncompensated care	$15,943	100%	$15,565	100%	$13,841	100%

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2014	2013	2012
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$31,478	$29,606	$28,533

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	15.5%	16.3%	17.2%

Total uncompensated care	$15,943	$15,565	$13,841
Multiply by the cost-to-charges ratio	15.5%	16.3%	17.2%

Estimated cost of total uncompensated care	$2,471	$2,537	$2,381

The sum of charity care, uninsured discounts and the provision for doubtful accounts, as a percentage of the sum of revenues, charity care, uninsured discounts and the provision for doubtful accounts was 30.2% for 2014, 31.3% for 2013 and 29.5% for 2012.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $511 million and $461 million at December 31, 2014 and 2013, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

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

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate to “uninsured” amounts due directly from patients (including copayment and deductible amounts from patients who have health care coverage). Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2014 and 2013, the allowance for doubtful accounts represented approximately 91.4% and 92.6%, respectively, of the $5.482 billion and $5.927 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts receivable were 54 days, 54 days and 51 days at December 31, 2014, 2013 and 2012, respectively. Adverse changes in general economic conditions, patient accounting service center operations, changes in payer mix or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $1.798 billion in 2014, $1.733 billion in 2013 and $1.673 billion in 2012. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

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

Investments of Insurance Subsidiaries

At December 31, 2014 and 2013, the investments of our 100% owned insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Investments of Insurance Subsidiaries (continued)

considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2014, 2013 and 2012. Since January 1, 2000, we have recognized total goodwill impairments of $102 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

During 2014, goodwill increased by $542 million related to acquisitions and declined by $13 million related to foreign currency translation and other adjustments. During 2013, goodwill increased by $253 million related to acquisitions and declined by $2 million related to foreign currency translation and other adjustments.

During 2014, identifiable intangible assets declined by $22 million due to amortization. During 2013, identifiable intangible assets increased by $125 million related to acquisitions and declined by $12 million due to amortization. Identifiable intangible assets are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of identifiable intangible assets at both December 31, 2014 and 2013 was $162 million, and accumulated amortization was $38 million and $16 million, respectively. During 2014, indefinite-lived identifiable intangible assets increased by $6 million related to acquisitions. During 2013, there were no changes in indefinite-lived identifiable intangible assets. The gross carrying amount of indefinite-lived identifiable intangible assets at December 31, 2014 and 2013 was $275 million and $269 million, respectively. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

Deferred Loan Costs

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2014 and 2013 was $375 million and $542 million, respectively, and accumulated amortization was $156 million and $305 million, respectively. Amortization of deferred loan costs is included in interest expense and was $42 million, $55 million and $62 million for 2014, 2013 and 2012, respectively.

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

The physician recruiting liability amount of $14 million and $15 million at December 31, 2014 and 2013, respectively, represents the amount of expense recognized in excess of payments made through December 31, 2014 and 2013. At December 31, 2014 the maximum amount we could have to pay under all effective minimum revenue guarantees was $44 million.

Professional Liability Claims

Reserves for professional liability risks were $1.407 billion and $1.279 billion at December 31, 2014 and 2013, respectively. The current portion of the reserves, $329 million and $330 million at December 31, 2014 and 2013, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $395 million, $314 million and $331 million for 2014, 2013 and 2012, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,700 individual claims and 2,600 individual claims at December 31, 2014 and 2013, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2014 and 2013, $268 million and $307 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

A portion of our professional liability risks is insured through a 100% owned insurance subsidiary. Subject to a $5 million per occurrence self-insured retention (effective January 1, 2015, the self-insured retention increased to $15 million per occurrence), our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Claims (continued)

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $20 million and $19 million at December 31, 2014 and 2013, respectively, recorded in “other assets”, and $5 million at both December 31, 2014 and 2013 recorded in “other current assets”.

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

Medicare EHR incentive calculations and related initial payment amounts are based upon the most current filed cost report information available at the time our eligible hospitals demonstrate meaningful use of certified EHR technology for the applicable period. However, unlike Medicaid, this initial payment amount will be

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Electronic Health Record Incentive Payments (continued)

adjusted based upon an updated calculation using the annual cost report information for the cost report period that began during the applicable payment year. Thus, incentive income recognition occurs at the point our eligible hospitals demonstrate meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

We recognized $125 million ($118 million Medicare and $7 million Medicaid), $216 million ($183 million Medicare and $33 million Medicaid) and $336 million ($252 million Medicare and $84 million Medicaid) of electronic health record incentive income during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, we had $39 million and $78 million, respectively, of deferred EHR incentive income, which represent initial incentive payments received for which EHR incentive income has not been recognized.

Noncontrolling Interests in Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plan

The 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (the “Stock Incentive Plan”), is designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel and to motivate them to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. Portions of the options, stock appreciation rights (“SARs”) and restricted share units (“RSUs”) granted under the Stock Incentive Plan vest solely based upon continued employment over a specific period of time, and portions of the options, SARs and RSUs vest based both upon continued employment over a specific period of time and upon the achievement of predetermined financial targets over time. We granted 3,445,000 and 4,864,000 SARs and 3,832,100 and 4,858,800 RSUs under the Stock Incentive Plan during 2014 and 2013, respectively. At December 31, 2014, there were 19,803,200 stock options and SARs outstanding and exercisable, and there were 27,220,900 shares available for future grants under the Stock Incentive Plan.

Employee Stock Purchase Plan

The HCA Holdings, Inc. Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders of the Company during the April 2014 Annual Meeting with 12,000,000 shares of our common stock reserved for issuance thereunder. The ESPP provides our participating employees an opportunity to obtain shares of our

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Employee Stock Purchase Plan (continued)

common stock at a discount (through payroll deductions over three-month periods). At December 31, 2014, 11,772,000 shares of common stock were reserved for issuance under the ESPP provisions. During 2014, the Company recognized $2 million of compensation expense related to the ESPP.

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

	2014	2013	2012
Risk-free interest rate	1.96%	1.20%	1.18%
Expected volatility	37%	45%	50%
Expected life, in years	6.25	6.25	6.25
Expected dividend yield	—	—	—

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR and RSU Activity (continued)

Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2014, 2013 and 2012 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options outstanding, December 31, 2011	21,739	24,573	46,312	$9.26
Granted	3,174	3,174	6,348	27.03
Exercised	(5,530)	(5,128)	(10,658)	7.60
Cancelled	(192)	(568)	(760)	9.49

Options outstanding, December 31, 2012	19,191	22,051	41,242	11.56
Granted	2,432	2,432	4,864	37.49
Exercised	(4,498)	(5,843)	(10,341)	8.49
Cancelled	(316)	(263)	(579)	25.50

Options and SARs outstanding, December 31, 2013	16,809	18,377	35,186	15.82
Granted	1,723	1,722	3,445	48.56
Exercised	(3,322)	(5,234)	(8,556)	9.15
Cancelled	(159)	(121)	(280)	29.54

Options and SARs outstanding, December 31, 2014	15,051	14,744	29,795	21.39	5.3 years	$1,549

Options and SARs exercisable, December 31, 2014	10,102	9,796	19,898	$13.79	3.9 years	$1,186

The weighted average fair values of stock options and SARs granted during 2014, 2013 and 2012 were $19.13, $16.68 and $13.16 per share, respectively. The total intrinsic value of stock options and SARs exercised in the year ended December 31, 2014 was $412 million. As of December 31, 2014, the unrecognized compensation cost related to nonvested stock options and SARs was $110 million.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR and RSU Activity (continued)

Information regarding Time RSUs and Performance RSUs activity during 2014, 2013 and 2012 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	Total RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding, December 31, 2011	80	—	80	$30.00
Granted	3,162	1,485	4,647	26.98
Vested	(4)	—	(4)	30.00
Cancelled	(164)	(75)	(239)	26.99

RSUs outstanding, December 31, 2012	3,074	1,410	4,484	27.03
Granted	3,305	1,554	4,859	37.43
Vested	(831)	(352)	(1,183)	27.30
Cancelled	(449)	(213)	(662)	31.91

RSUs outstanding, December 31, 2013	5,099	2,399	7,498	33.30
Granted	2,603	1,229	3,832	48.53
Vested	(1,423)	(692)	(2,115)	32.56
Cancelled	(384)	(155)	(539)	38.30

RSUs outstanding, December 31, 2014	5,895	2,781	8,676	39.89

As of December 31, 2014, the unrecognized compensation cost related to RSUs was $243 million.

During 2012, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award (subject to limitations for certain awards), or $3.142 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $6.50 per share reductions to the exercise price of the applicable share-based awards (subject to certain limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award). The holders of any nonvested RSUs will be paid the applicable distribution amounts upon the vesting of the applicable RSUs. There were no distributions declared during 2014 and 2013.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

During 2014, we paid $161 million to acquire three hospitals, and we paid $605 million to acquire nonhospital health care entities. During 2013, we paid $146 million to acquire three hospitals, and we paid $335 million to acquire nonhospital health care entities. During 2012, we paid $58 million to acquire a hospital and paid $200 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $542 million, $253 million and $232 million in 2014, 2013 and 2012, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)

During 2014, we received proceeds of $51 million and recognized a net pretax gain of $29 million ($18 million after tax) related to the sale of a hospital facility and sales of real estate and other investments. During 2013, we received proceeds of $33 million and recognized a net pretax loss of $10 million ($7 million after tax) related to the sale of a hospital facility and sales of real estate and other investments. During 2012, we received proceeds of $30 million and recognized a net pretax gain of $15 million ($9 million after tax) related to sales of real estate and other investments.

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2014	2013	2012
Current:
Federal	$916	$827	$604
State	102	86	58
Foreign	52	44	43
Deferred:
Federal	3	(53)	167
State	(5)	20	(8)
Foreign	40	26	24

	$1,108	$950	$888

The provision for income taxes reflects $9 million ($6 million net of tax) of interest expense related to taxing authority examinations and $4 million and $53 million ($3 million and $33 million net of tax, respectively) of reductions in interest related to taxing authority examinations for the years ended December 31, 2014, 2013 and 2012, respectively. Our foreign income before income taxes was $238 million, $187 million and $178 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	2.3	2.2
Change in liability for uncertain tax positions	0.5	0.5	—
Tax exempt interest income	(0.1)	(0.2)	(0.2)
Other items, net	(0.5)	0.3	(1.4)

Effective income tax rate on income applicable to HCA Holdings, Inc.	37.2	37.9	35.6
Income attributable to noncontrolling interests from consolidated partnerships	(5.4)	(5.7)	(4.9)

Effective income tax rate on income before income taxes	31.8%	32.2%	30.7%

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2014		2013
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$226	$—	$229
Allowances for professional liability and other risks	403	—	365	—
Accounts receivable	341	—	423	—
Compensation	272	—	240	—
Other	756	745	638	698

	$1,772	$971	$1,666	$927

At December 31, 2014, federal and state net operating loss carryforwards (expiring in years 2015 through 2030) available to offset future taxable income approximated $120 million and $5 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2014	2013
Balance at January 1	$445	$425
Additions based on tax positions related to the current year	3	21
Additions for tax positions of prior years	72	25
Reductions for tax positions of prior years	(11)	(18)
Settlements	(1)	(5)
Lapse of applicable statutes of limitations	(5)	(3)

Balance at December 31	$503	$445

During 2014, the IRS Examination Division began an audit of HCA Holding’s Inc.’s 2011 and 2012 federal income tax returns. We are also subject to examination by state and foreign taxing authorities. During 2013, we finalized settlements with the IRS resolving all outstanding issues for HCA Inc.’s 2007, 2008 and 2009 tax years.

Our liability for unrecognized tax benefits was $548 million, including accrued interest of $58 million and excluding $13 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2014 ($462 million, $30 million and $13 million, respectively, as of December 31, 2013). Unrecognized tax benefits of $205 million ($160 million as of December 31, 2013) would affect the effective rate, if recognized.

Depending on the resolution of any IRS, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs and RSUs, computed using the treasury stock method. During November 2013, May 2014 and the fourth quarter of 2014, we repurchased 10,656,436 shares, 14,554,628 shares and 14,028,591 shares, respectively, of our common stock. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (dollars in millions, except per share amounts, and shares in thousands):

	2014	2013	2012
Net income attributable to HCA Holdings, Inc	$1,875	$1,556	$1,605

Weighted average common shares outstanding	435,668	445,066	440,178
Effect of dilutive incremental shares	14,684	16,847	19,225

Shares used for diluted earnings per share	450,352	461,913	459,403

Earnings per share:
Basic earnings per share	$4.30	$3.50	$3.65
Diluted earnings per share	$4.16	$3.37	$3.49

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2014
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$477	$18	$(1)	$494
Money market funds	61	—	—	61

	538	18	(1)	555
Equity securities	1	2	—	3

	$539	$20	$(1)	558

Amounts classified as current assets				(64)

Investment carrying value				$494

	2013
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$404	$11	$(3)	$412
Money market funds	94	—	—	94

	498	11	(3)	506
Equity securities	2	2	—	4

	$500	$13	$(3)	510

Amounts classified as current assets				(62)

Investment carrying value				$448

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

At December 31, 2014 and 2013, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at December 31, 2014 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$82	$82
Due after one year through five years	229	234
Due after five years through ten years	109	116
Due after ten years	118	123

	$538	$555

The average expected maturity of the investments in debt securities at December 31, 2014 was 3.8 years, compared to the average scheduled maturity of 5.6 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2014 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$3,000	December 2016	$(166)
Pay-fixed interest rate swaps	1,000	December 2017	(33)

During the next 12 months, we estimate $117 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the year ended December 31, 2014 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$23	Interest expense	$132

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2014, we have not been required to post any collateral related to these agreements. If we had breached these provisions at December 31, 2014, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $206 million.

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

Derivative Financial Instruments

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of these instruments.

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at December 31, 2014 and 2013, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2014
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$494	$—	$488	$6
Money market funds	61	61	—	—

	555	61	488	6
Equity securities	3	3	—	—

Investments of insurance subsidiaries	558	64	488	6
Less amounts classified as current assets	(64)	(61)	(3)	—

	$494	$3	$485	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$199	$—	$199	$—

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

The following table summarizes the activity related to the investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the year ended December 31, 2014 (dollars in millions):

Asset balances at December 31, 2013	$8
Settlements	(2)

Asset balances at December 31, 2014	$6

The estimated fair value of our long-term debt was $30.861 billion and $29.603 billion at December 31, 2014 and 2013, respectively, compared to carrying amounts aggregating $29.645 billion and $28.376 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2014, follows (dollars in millions):

	2014	2013
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$2,880	$2,440
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.2%)	5,517	5,598
Senior secured notes (effective interest rate of 5.5%)	11,100	9,695
Other senior secured debt (effective interest rate of 6.3%)	573	448

Senior secured debt	20,070	18,181
Senior unsecured notes (effective interest rate of 7.2%)	9,575	10,195

Total debt (average life of 6.1 years, rates averaging 5.6%)	29,645	28,376
Less amounts due within one year	338	786

	$29,307	$27,590

2015 Activity

During January 2015, we issued $1.000 billion aggregate principal amount of 5.375% senior notes due 2025. We used a portion of the net proceeds to repay at maturity our $750 million aggregate principal amount of 6.375% senior unsecured notes due 2015.

2014 Activity

During October 2014, we issued $600 million aggregate principal amount of 4.25% senior secured notes due 2019 and $1.400 billion aggregate principal amount of 5.25% senior secured notes due 2025. During November 2014, we used a portion of the proceeds from the October 2014 debt issuances to redeem all $1.400 billion aggregate principal amount of our outstanding 7 1/4% senior secured notes due 2020. The pretax loss on retirement of debt related to this redemption was $109 million.

During March 2014, we issued $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024, and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March 2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions was $226 million.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT (continued)

Senior Secured Credit Facilities And Other Senior Secured Debt

We have entered into the following senior secured credit facilities: (i) a $3.250 billion asset-based revolving credit facility maturing on March 7, 2019 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($2.880 billion outstanding at December 31, 2014) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on February 26, 2019 (none outstanding at December 31, 2014 without giving effect to certain outstanding letters of credit); (iii) a $482 million senior secured term loan A-2 facility maturing on May 2, 2016; (iv) a $717 million senior secured term loan A-4 facility maturing on February 2, 2016; (v) a $2.343 billion senior secured term loan B-4 facility maturing on May 1, 2018; and (vi) a $1.975 billion senior secured term loan B-5 facility maturing on March 31, 2017. We refer to the facilities described under (ii) through (vi) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”

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

Senior secured notes consist of (i) $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019; (ii) $600 million aggregate principal amount of 4.25% senior secured notes due 2019; (iii) $3.000 billion aggregate principal amount of 6.50% senior secured notes due 2020; (iv) $1.350 billion aggregate principal amount of 5.875% senior secured notes due 2022; (v) $1.250 billion aggregate principal amount of 4.75% senior secured notes due 2023; (vi) $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024; and (vii) $1.400 billion aggregate principal amount of 5.25% senior secured notes due 2025. Capital leases and other secured debt totaled $573 million at December 31, 2014.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2014, we had entered into effective interest rate swap agreements, in a total notional amount of $4.000 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facilities. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

Senior Unsecured Notes

Senior unsecured notes consist of (i) $6.041 billion aggregate principal amount of senior notes with maturities ranging from 2016 to 2033; (ii) an aggregate principal amount of $125 million medium-term notes maturing 2025; (iii) an aggregate principal amount of $886 million debentures with maturities ranging from 2015 to 2095; (iv) an aggregate principal amount of $1.525 billion senior notes due 2021 issued by HCA Holdings,

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT (continued)

Senior Unsecured Notes (continued)

Inc.; (v) an aggregate principal amount of $1.000 billion senior notes due 2021 issued by HCA Holdings, Inc.; and (vi) $2 million of unamortized debt discounts that reduce the indebtedness.

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

Our senior secured notes and the related guarantees are secured by first-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets, subject to certain exceptions, that secure our cash flow credit facility on a first-priority basis and are secured by second-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets that secure our ABL credit facility on a first-priority basis and our other cash flow credit facility on a second-priority basis.

Maturities of long-term debt in years 2016 through 2019, excluding amounts under the ABL credit facility, are $2.306 billion, $2.053 billion, $2.830 billion and $2.137 billion, respectively.

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are subject to claims for additional taxes and related interest and penalties. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us which may not be covered by insurance. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations or financial position.

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company cooperated with the government’s request and produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. On February 23, 2015, the United States District Court for the Southern District of Florida unsealed a qui tam action which had been filed under seal on February 16, 2012, and that alleges particular False Claims Act violations relating to two specific facilities that were among the subjects of the Miami U.S. Attorney’s Office investigation. On January 30, 2015, the U.S. Attorney’s Office filed with the District Court a formal notice that the Department of Justice had declined to intervene in that action. The U.S. Attorney’s Office in Miami is continuing its evaluation of the medical necessity of certain interventional cardiology services at the other hospitals for which the Company produced records. At this time, we cannot predict what effect, if any, the qui tam action, or any claims that might result from the U.S. Attorney’s continued review, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Hospital Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied.

In addition to the above described shareholder class actions, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions described above. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors has been consolidated with the earlier filed state derivative action. The plaintiffs in the consolidated action filed a consolidated complaint on December 4, 2013. The Company filed a motion to again stay the state derivative action pending developments in the class action, but the court has not yet acted on that motion.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys fees, for charitable activities in the Kansas City area. Final judgment in the case currently is anticipated for sometime in 2015. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. HCA plans to appeal the trial court’s ruling on the capital expenditures issues once the trial court enters judgment.

NOTE 11 — LEASES

We lease medical office buildings and certain equipment under operating lease agreements. Commitments relating to noncancellable operating leases for each of the next five years and thereafter are as follows (dollars in millions):

For the Year Ended December 31,
2015	$273
2016	257
2017	210
2018	165
2019	131
Thereafter	915

1,951
Less sublease income	(20)

$1,931

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — CAPITAL STOCK (continued)

Share Repurchase Transactions

During December 2014, the Company entered into an agreement to repurchase 7,612,921 shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC at a purchase price of $73.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on December 5, 2014, less a discount of 1%. The repurchase was made pursuant to the Company’s $1.0 billion repurchase program adopted by the Company’s board of directors in October 2014 which was completed during the fourth quarter of 2014 through market purchases of an additional 6,415,670 shares of our common stock at an average purchase price of $68.96 per share (14,028,591 total shares repurchased at an average purchase price of $71.29 per share).

During May 2014, certain of the Company’s stockholders, consisting principally of affiliates of, or funds sponsored by, Bain Capital Partners, LLC and Kohlberg Kravis Roberts & Co. (the “Selling Stockholders”), sold in an underwritten secondary offering, 15 million shares from their holdings of the Company’s common stock. The Selling Shareholders received all the proceeds from this offering. Concurrent with the closing of the secondary offering, we repurchased approximately $750 million of additional shares (14,554,628 shares) of our common stock from the Selling Stockholders at the net offering price ($51.53 per share).

During November 2013, the Selling Stockholders sold in an underwritten secondary offering, 30 million shares from their holdings of the Company’s common stock. The Selling Stockholders received all of the proceeds from this offering. Concurrent with the closing of the secondary offering, we repurchased approximately $500 million of additional shares (10,656,436 shares) of our common stock from the Selling Stockholders at the net offering price ($46.92 per share).

Distributions

During 2012, our Board of Directors declared three distributions to the Company’s stockholders and holders of certain vested share-based awards. The distributions totaled $6.50 per share and vested share-based award (subject to limitations for certain awards), or $3.142 billion in the aggregate. Pursuant to the terms of our share-based award plans, the holders of nonvested stock options and SARs received $6.50 per share reductions to the exercise price of the applicable share-based awards (subject to certain limitations for certain share-based awards that resulted in deferred distributions for a portion of the declared distribution, which will be paid upon the vesting of the applicable share-based award). The holders of nonvested RSUs will be paid the applicable distribution amounts upon the vesting of the applicable RSUs. There were no distributions declared during 2014 and 2013.

NOTE 13 — EMPLOYEE BENEFIT PLANS

We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $404 million for 2014, $374 million for 2013 and $371 million for 2012. Our contributions are funded periodically during each year.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — EMPLOYEE BENEFIT PLANS (continued)

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $20 million for 2014, $29 million for 2013 and $20 million for 2012. Accrued benefits liabilities under this plan totaled $145 million at December 31, 2014 and $137 million at December 31, 2013.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $31 million for 2014, $43 million for 2013 and $51 million for 2012. Accrued benefits liabilities under this plan totaled $231 million at December 31, 2014 and $214 million at December 31, 2013.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $13 million for 2014, $37 million for 2013, and $49 million for 2012. Accrued benefits liabilities under these plans totaled $172 million at December 31, 2014 and $81 million at December 31, 2013.

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. At December 31, 2014, the National Group included 82 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group included 77 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate seven hospitals in England, and these facilities are included in the Corporate and other group.

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

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
National Group	$17,325	$15,968	$15,505
American Group	17,532	16,487	16,115
Corporate and other	2,061	1,727	1,393

	$36,918	$34,182	$33,013

Equity in earnings of affiliates:
National Group	$(15)	$(9)	$(9)
American Group	(31)	(24)	(28)
Corporate and other	3	4	1

	$(43)	$(29)	$(36)

Adjusted segment EBITDA:
National Group	$3,847	$3,301	$3,325
American Group	4,025	3,662	3,575
Corporate and other	(444)	(389)	(369)

	$7,428	$6,574	$6,531

Depreciation and amortization:
National Group	$749	$718	$694
American Group	840	835	816
Corporate and other	231	200	169

	$1,820	$1,753	$1,679

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Years Ended December 31,
	2014	2013	2012
Adjusted segment EBITDA	$7,428	$6,574	$6,531
Depreciation and amortization	1,820	1,753	1,679
Interest expense	1,743	1,848	1,798
Losses (gains) on sales of facilities	(29)	10	(15)
Losses on retirement of debt	335	17	—
Legal claim costs	78	—	175

Income before income taxes	$3,481	$2,946	$2,894

	December 31,
	2014	2013	2012
Assets:
National Group	$10,588	$10,206	$9,451
American Group	15,091	13,911	13,744
Corporate and other	5,520	4,714	4,880

	$31,199	$28,831	$28,075

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2011	$991	$3,988	$272	$5,251
Acquisitions	48	200	40	288
Foreign currency translation, amortization and other	(4)	1	3	—

Balance at December 31, 2012	1,035	4,189	315	5,539
Acquisitions	68	13	297	378
Foreign currency translation, amortization and other	1	(12)	(3)	(14)

Balance at December 31, 2013	1,104	4,190	609	5,903
Acquisitions	72	428	48	548
Foreign currency translation, amortization and other	(6)	(4)	(25)	(35)

Balance at December 31, 2014	$1,170	$4,614	$632	$6,416

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2011	$7	$(25)	$(169)	$(253)	$(440)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	4	—	—	—	4
Foreign currency translation adjustments, net of $13 of income taxes	—	24	—	—	24
Defined benefit plans, net of $33 income tax benefit	—	—	(56)	—	(56)
Change in fair value of derivative instruments, net of $55 income tax benefit	—	—	—	(96)	(96)
Expense reclassified into operations from other comprehensive income, net of $17 and $44, respectively, income tax benefits	—	—	29	78	107

Balances at December 31, 2012	11	(1)	(196)	(271)	(457)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(4)	—	—	—	(4)
Foreign currency translation adjustments, net of $6 of income taxes	—	12	—	—	12
Defined benefit plans, net of $50 of income taxes	—	—	84	—	84
Change in fair value of derivative instruments, net of $1 of income taxes	—	—	—	2	2
Expense reclassified into operations from other comprehensive income, net of $14 and $49, respectively, income tax benefits	—	—	24	82	106

Balances at December 31, 2013	7	11	(88)	(187)	(257)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	6	—	—	—	6
Foreign currency translation adjustments, net of $27 income tax benefit	—	(47)	—	—	(47)
Defined benefit plans, net of $59 income tax benefit	—	—	(99)	—	(99)
Change in fair value of derivative instruments, net of $13 of income tax benefit	—	—	—	(23)	(23)
Expense reclassified into operations from other comprehensive income, net of $8 and $48, respectively, income tax benefits	—	—	13	84	97

Balances at December 31, 2014	$13	$(36)	$(174)	$(126)	$(323)

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2014	2013
Professional liability risks	$329	$330
Interest	357	392
Taxes other than income	255	252
Other	796	939

	$1,737	$1,913

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$4,106	$3,770	$(3,030)	$4,846
Year ended December 31, 2013	4,846	3,858	(3,216)	5,488
Year ended December 31, 2014	5,488	3,169	(3,646)	5,011

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

Our condensed consolidating balance sheets at December 31, 2014 and 2013 and condensed consolidating statements of comprehensive income and cash flows for each of the three years in the period ended December 31, 2014, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$20,533	$19,554	$—	$40,087
Provision for doubtful accounts	—	—	1,777	1,392	—	3,169

Revenues	—	—	18,756	18,162	—	36,918

Salaries and benefits	—	—	8,574	8,067	—	16,641
Supplies	—	—	3,280	2,982	—	6,262
Other operating expenses	20	—	3,138	3,597	—	6,755
Electronic health record incentive income	—	—	(85)	(40)	—	(125)
Equity in earnings of affiliates	(1,937)	—	(7)	(36)	1,937	(43)
Depreciation and amortization	—	—	888	932	—	1,820
Interest expense	184	2,175	(559)	(57)	—	1,743
Gains on sales of facilities	—	—	(25)	(4)	—	(29)
Losses on retirement of debt	—	335	—	—	—	335
Legal claim costs	—	78	—	—	—	78
Management fees	—	—	(662)	662	—	—

	(1,733)	2,588	14,542	16,103	1,937	33,437

Income (loss) before income taxes	1,733	(2,588)	4,214	2,059	(1,937)	3,481
Provision (benefit) for income taxes	(76)	(961)	1,533	612	—	1,108

Net income (loss)	1,809	(1,627)	2,681	1,447	(1,937)	2,373
Net income attributable to noncontrolling interests	—	—	87	411	—	498

Net income (loss) attributable to HCA Holdings, Inc.	$1,809	$(1,627)	$2,594	$1,036	$(1,937)	$1,875

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,809	$(1,566)	$2,508	$995	$(1,937)	$1,809

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87	$479	$—	$566
Accounts receivable, net	—	—	2,812	2,882	—	5,694
Inventories	—	—	756	523	—	1,279
Deferred income taxes	366	—	—	—	—	366
Other	118	—	376	531	—	1,025

	484	—	4,031	4,415	—	8,930

Property and equipment, net	—	—	7,871	6,484	—	14,355
Investments of insurance subsidiaries	—	—	—	494	—	494
Investments in and advances to affiliates	22,293	—	16	149	(22,293)	165
Goodwill and other intangible assets	—	—	1,705	4,711	—	6,416
Deferred loan costs	26	193	—	—	—	219
Other	435	—	27	158	—	620

	$23,238	$193	$13,650	$16,411	$(22,293)	$31,199

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$—	$1,272	$762	$—	$2,035
Accrued salaries	—	—	783	587	—	1,370
Other accrued expenses	45	317	517	858	—	1,737
Long-term debt due within one year	—	231	56	51	—	338

	46	548	2,628	2,258	—	5,480

Long-term debt	2,525	26,317	185	280	—	29,307
Intercompany balances	28,008	(10,261)	(21,582)	3,835	—	—
Professional liability risks	—	—	—	1,078	—	1,078
Income taxes and other liabilities	553	487	605	187	—	1,832

	31,132	17,091	(18,164)	7,638	—	37,697
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,894)	(16,898)	31,693	7,498	(22,293)	(7,894)
Noncontrolling interests	—	—	121	1,275	—	1,396

	(7,894)	(16,898)	31,814	8,773	(22,293)	(6,498)

	$23,238	$193	$13,650	$16,411	$(22,293)	$31,199

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,809	$(1,627)	$2,681	$1,447	$(1,937)	$2,373
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(11)	(12)	(1,972)	(1,438)	—	(3,433)
Provision for doubtful accounts	—	—	1,777	1,392	—	3,169
Depreciation and amortization	—	—	888	932	—	1,820
Income taxes	(83)	—	—	—	—	(83)
Gains on sales of facilities	—	—	(25)	(4)	—	(29)
Losses on retirement of debt	—	335	—	—	—	335
Legal claim costs	—	78	—	—	—	78
Amortization of deferred loan costs	3	39	—	—	—	42
Share-based compensation	163	—	—	—	—	163
Equity in earnings of affiliates	(1,937)	—	—	—	1,937	—
Other	—	18	—	(5)	—	13

Net cash (used in) provided by operating activities	(56)	(1,169)	3,349	2,324	—	4,448

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,189)	(987)	—	(2,176)
Acquisition of hospitals and health care entities	—	—	(34)	(732)	—	(766)
Disposal of hospitals and health care entities	—	—	41	10	—	51
Change in investments	—	—	32	(69)	—	(37)
Other	—	—	—	10	—	10

Net cash used in investing activities	—	—	(1,150)	(1,768)	—	(2,918)

Cash flows from financing activities:
Issuance of long-term debt	—	5,500	—	2	—	5,502
Net change in revolving bank credit facilities	—	440	—	—	—	440
Repayment of long-term debt	—	(5,086)	(50)	(28)	—	(5,164)
Distributions to noncontrolling interests	—	—	(65)	(377)	—	(442)
Payment of debt issuance costs	—	(73)	—	—	—	(73)
Repurchase of common stock	(1,750)	—	—	—	—	(1,750)
Distributions to stockholders	(7)	—	—	—	—	(7)
Income tax benefits	134	—	—	—	—	134
Changes in intercompany balances with affiliates, net	1,678	388	(2,109)	43	—	—
Other	1	—	—	(19)	—	(18)

Net cash provided by (used in) financing activities	56	1,169	(2,224)	(379)	—	(1,378)

Change in cash and cash equivalents	—	—	(25)	177	—	152
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$87	$479	$—	$566

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

Reconciliations of the HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit presentation to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit presentation for the years ended December 31, 2014, 2013 and 2012 are as follows (dollars in millions):

	2014	2013	2012
Presentation in HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit:
Share-based benefit plans	$321	$139	$169
Other	(6)	(6)	(17)

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Holdings, Inc., net of contributions to HCA Holdings, Inc.	$315	$133	$152

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the table above, the separate consolidated financial statements of Healthtrust are not presented.

HCA HOLDINGS, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

(Dollars in millions)

	2014
	First		Second		Third		Fourth
Revenues	$8,832		$9,230		$9,220		$9,636
Net income	$454	(a)	$632	(b)	$611	(c)	$676	(d)
Net income attributable to HCA Holdings, Inc.	$347	(a)	$483	(b)	$518	(c)	$527	(d)
Basic earnings per share	$0.78		$1.10		$1.20		$1.22
Diluted earnings per share	$0.76		$1.07		$1.16		$1.19

	2013
	First		Second		Third		Fourth
Revenues	$8,440		$8,450		$8,456		$8,836
Net income	$438	(e)	$537	(f)	$467	(g)	$554	(h)
Net income attributable to HCA Holdings, Inc.	$344	(e)	$423	(f)	$365	(g)	$424	(h)
Basic earnings per share	$0.77		$0.95		$0.82		$0.96
Diluted earnings per share	$0.74		$0.91		$0.79		$0.92

(a)	First quarter results include $13 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $49 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).
(b)	Second quarter results include $7 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $143 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements).
(c)	Third quarter results include $9 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(d)	Fourth quarter results include $7 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $68 million of loss on retirement of debt (See Note 9 of the notes to consolidated financial statements).
(e)	First quarter results include $11 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $11 million of loss on retirement of debt (See Note 9 of the notes to consolidated financial statements).
(f)	Second quarter results include $3 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(g)	Third quarter results include $1 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(h)	Fourth quarter results include $2 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).