Form 10-Q
period 2015-03-31
HCA Holdings, Inc.
filed 2015-05-05
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2015
Voting common stock, $.01 par value	414,320,500 shares

HCA HOLDINGS, INC.

Form 10-Q

March 31, 2015

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

Unaudited

(Dollars in millions, except per share amounts)

	2015	2014
Revenues before provision for doubtful accounts	$10,322	$9,683
Provision for doubtful accounts	646	851

Revenues	9,676	8,832

Salaries and benefits	4,398	4,050
Supplies	1,638	1,532
Other operating expenses	1,717	1,645
Electronic health record incentive income	(19)	(30)
Equity in earnings of affiliates	(19)	(9)
Depreciation and amortization	473	447
Interest expense	419	460
Gains on sales of facilities	(9)	(21)
Legal claim costs	—	78

	8,598	8,152

Income before income taxes	1,078	680
Provision for income taxes	358	226

Net income	720	454
Net income attributable to noncontrolling interests	129	107

Net income attributable to HCA Holdings, Inc.	$591	$347

Per share data:
Basic earnings per share	$1.41	$0.78
Diluted earnings per share	$1.36	$0.76
Shares used in earnings per share calculations (in millions):
Basic	420.148	442.150
Diluted	435.309	457.449

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

Unaudited

(Dollars in millions)

	2015	2014
Net income	$720	$454
Other comprehensive (loss) income before taxes:
Foreign currency translation	(51)	10

Unrealized gains on available-for-sale securities	1	4

Defined benefit plans	—	—
Pension costs included in salaries and benefits	6	4

	6	4

Change in fair value of derivative financial instruments	(23)	(10)
Interest costs included in interest expense	31	33

	8	23

Other comprehensive (loss) income before taxes	(36)	41
Income taxes (benefits) related to other comprehensive income items	(15)	16

Other comprehensive (loss) income	(21)	25

Comprehensive income	699	479
Comprehensive income attributable to noncontrolling interests	129	107

Comprehensive income attributable to HCA Holdings, Inc.	$570	$372

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$586	$566
Accounts receivable, less allowance for doubtful accounts of $4,692 and $5,011	5,928	5,694
Inventories	1,287	1,279
Deferred income taxes	304	366
Other	1,025	1,025

	9,130	8,930

Property and equipment, at cost	33,293	32,980
Accumulated depreciation	(18,901)	(18,625)

	14,392	14,355

Investments of insurance subsidiaries	435	494
Investments in and advances to affiliates	181	165
Goodwill and other intangible assets	6,415	6,416
Other	735	620

	$31,288	$30,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,973	$2,035
Accrued salaries	1,180	1,370
Other accrued expenses	1,982	1,737
Long-term debt due within one year	2,037	338

	7,172	5,480

Long-term debt, less debt issuance costs of $220 and $219	27,406	29,088
Professional liability risks	1,095	1,078
Income taxes and other liabilities	1,837	1,832

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 419,179,100 shares in 2015 and 420,477,900 shares in 2014	4	4
Accumulated other comprehensive loss	(344)	(323)
Retained deficit	(7,280)	(7,575)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,620)	(7,894)
Noncontrolling interests	1,398	1,396

	(6,222)	(6,498)

	$31,288	$30,980

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

Unaudited

(Dollars in millions)

	2015	2014
Cash flows from operating activities:
Net income	$720	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(895)	(1,125)
Provision for doubtful accounts	646	851

Accounts receivable, net	(249)	(274)
Inventories and other assets	(106)	(123)
Accounts payable and accrued expenses	(312)	(313)
Depreciation and amortization	473	447
Income taxes	438	144
Gains on sales of facilities	(9)	(21)
Legal claim costs	—	78
Amortization of debt issuance costs	10	14
Share-based compensation	48	37
Other	5	—

Net cash provided by operating activities	1,018	443

Cash flows from investing activities:
Purchase of property and equipment	(446)	(400)
Acquisition of hospitals and health care entities	(28)	(19)
Disposal of hospitals and health care entities	15	23
Change in investments	22	(13)
Other	5	—

Net cash used in investing activities	(432)	(409)

Cash flows from financing activities:
Issuances of long-term debt	1,000	3,502
Net change in revolving bank credit facilities	(260)	(2,440)
Repayment of long-term debt	(791)	(542)
Distributions to noncontrolling interests	(132)	(87)
Payment of debt issuance costs	(11)	(48)
Repurchases of common stock	(366)	—
Distributions to stockholders	(6)	(7)
Income tax benefits	38	50
Other	(38)	(26)

Net cash (used in) provided by financing activities	(566)	402

Change in cash and cash equivalents	20	436
Cash and cash equivalents at beginning of period	566	414

Cash and cash equivalents at end of period	$586	$850

Interest payments	$487	$523
Income tax (refunds) payments, net	$(118)	$32

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2015, these affiliates owned and operated 168 hospitals, 113 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $74 million and $68 million for the quarters ended March 31, 2015 and 2014, respectively. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other for the quarters ended March 31, 2015 and 2014 are summarized in the following table (dollars in millions):

	2015	Ratio	2014	Ratio
Medicare	$2,234	23.1%	$2,125	24.1%
Managed Medicare	1,052	10.9	899	10.2
Medicaid	452	4.7	444	5.0
Managed Medicaid	549	5.7	421	4.8
Managed care and other insurers	5,216	53.9	4,710	53.3
International (managed care and other insurers)	321	3.3	326	3.7

	9,824	101.6	8,925	101.1
Uninsured	68	0.7	388	4.4
Other	430	4.4	370	4.2

Revenues before provision for doubtful accounts	10,322	106.7	9,683	109.7
Provision for doubtful accounts	(646)	(6.7)	(851)	(9.7)

Revenues	$9,676	100.0%	$8,832	100.0%

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard was originally scheduled to become effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption was originally not to be permitted under US GAAP. During April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, but would permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and forthcoming exposure drafts, which amend the new revenue standard, that a deferral may be necessary to provide adequate time to effectively implement the new standard. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements (continued)

to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. We have elected to adopt the new presentation for our March 31, 2015 condensed consolidated financial statements, and the applicable prior year amounts have been reclassified in accordance with ASU 2015-03.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarter ended March 31, 2015, we paid $28 million to acquire other nonhospital health care entities. During the quarter ended March 31, 2014, we paid $13 million to acquire a hospital and $6 million to acquire other nonhospital health care entities.

During the quarter ended March 31, 2015, we received proceeds of $15 million and recognized net pretax gains of $9 million related to sales of real estate and other investments. During the quarter ended March 31, 2014, we received proceeds of $23 million and recognized net pretax gains of $21 million related to sales of real estate and other investments.

NOTE 3 — INCOME TAXES

During 2014, the IRS Examination Division began an audit of HCA Holdings Inc.’s 2011 and 2012 federal income tax returns. We are also subject to examination by state and foreign taxing authorities.

Our liability for unrecognized tax benefits was $544 million, including accrued interest of $62 million, as of March 31, 2015 ($548 million and $58 million, respectively, as of December 31, 2014). Unrecognized tax benefits of $215 million ($205 million as of December 31, 2014) would affect the effective rate, if recognized. The provision for income taxes reflects $4 million ($3 million, net of tax) of interest expense related to taxing authority examinations for the quarter ended March 31, 2014.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2015 and 2014 (dollars and shares in millions, except per share amounts):

	2015	2014
Net income attributable to HCA Holdings, Inc.	$591	$347

Weighted average common shares outstanding	420.148	442.150
Effect of dilutive incremental shares	15.161	15.299

Shares used for diluted earnings per share	435.309	457.449

Earnings per share:
Basic earnings per share	$1.41	$0.78
Diluted earnings per share	$1.36	$0.76

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2015 and December 31, 2014 follows (dollars in millions):

	March 31, 2015
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$471	$18	$(1)	$488
Money market funds	38	—	—	38

	509	18	(1)	526
Equity securities	1	3	—	4

	$510	$21	$(1)	530

Amounts classified as current assets				(95)

Investment carrying value				$435

	December 31, 2014
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$477	$18	$(1)	$494
Money market funds	61	—	—	61

	538	18	(1)	555
Equity securities	1	2	—	3

	$539	$20	$(1)	558

Amounts classified as current assets				(64)

Investment carrying value				$494

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

At March 31, 2015 and December 31, 2014, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss). Amounts classified as current assets at March 31, 2015 include $43 million to be distributed to the Company from an insurance subsidiary.

Scheduled maturities of investments in debt securities at March 31, 2015 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$71	$71
Due after one year through five years	204	208
Due after five years through ten years	124	132
Due after ten years	110	115

	$509	$526

The average expected maturity of the investments in debt securities at March 31, 2015 was 4.0 years, compared to the average scheduled maturity of 5.7 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2015 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$3,000	December 2016	$(154)
Pay-fixed interest rate swaps	1,000	December 2017	(37)

During the next 12 months, we estimate $116 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the quarter ended March 31, 2015 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$15	Interest expense	$31

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2015, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2015, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $197 million.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at March 31, 2015 and December 31, 2014, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2015
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$488	$—	$482	$6
Money market funds	38	38	—	—

	526	38	482	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	530	42	482	6
Less amounts classified as current assets	(95)	(38)	(57)	—

	$435	$4	$425	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$191	$—	$191	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

	December 31, 2014
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

The estimated fair value of our long-term debt was $31.384 billion and $30.861 billion at March 31, 2015 and December 31, 2014, respectively, compared to carrying amounts, excluding debt issuance costs, aggregating $29.663 billion and $29.645 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2015 and December 31, 2014, including related interest rates at March 31, 2015, follows (dollars in millions):

	March 31, 2015	December 31, 2014
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$2,620	$2,880
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.2%)	5,497	5,517
Senior secured first lien notes (effective interest rate of 5.5%)	11,100	11,100
Other senior secured debt (effective interest rate of 6.1%)	621	573

First lien debt	19,838	20,070
Senior unsecured notes (effective interest rate of 7.1%)	9,825	9,575
Less debt issuance costs	220	219

Total debt (average life of 6.2 years, rates averaging 5.6%)	29,443	29,426
Less amounts due within one year	2,037	338

	$27,406	$29,088

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT (continued)

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company cooperated with the government’s request and produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. On February 24, 2015, the United States District Court for the Southern District of Florida unsealed a qui tam action which had been filed under seal on February 16, 2012 and alleges particular FCA violations relating to two specific facilities that were among the subjects of the Miami U.S. Attorney’s Office investigation. On January 30, 2015, the U.S. Attorney’s Office filed with the District Court a formal notice that the Department of Justice had declined to intervene in that action. An additional qui tam action relating to these topics was unsealed and voluntarily dismissed by the relator. The U.S. Attorney’s Office in Miami is continuing its evaluation of the medical necessity of certain interventional cardiology services at the other hospitals for which the Company produced records. At this time, we cannot predict what effect, if any, the qui tam action, or any claims that might result from the U.S. Attorney’s continued review, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

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

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation (continued)

lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Trial has been set for January 2016.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Health Midwest Litigation (continued)

quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys fees for the plaintiff for the accounting phase of the case. Final judgment in the case currently is anticipated for sometime in 2015. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. HCA plans to appeal the trial court’s ruling on the capital expenditures issues once the trial court enters judgment.

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2014	420.478	$4	$—	$(323)	$(7,575)	$1,396	$(6,498)
Comprehensive income	—	—	—	(21)	591	129	699
Repurchase of common stock	(5.205)	—	(70)	—	(296)	—	(366)
Distributions	—	—	—	—	—	(132)	(132)
Share-based benefit plans	3.906	—	68	—	—	—	68
Other	—	—	2	—	—	5	7

Balances at March 31, 2015	419.179	$4	$—	$(344)	$(7,280)	$1,398	$(6,222)

During the first quarter of 2015 and pursuant to the Company’s $1.0 billion repurchase program adopted by the Company’s board of directors in February 2015, we repurchased 5,205,394 shares of our common stock at an average price of $70.24 per share through market purchases.

On April 18, 2015, the Company entered into an agreement to repurchase 3,806,460 shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC (“the Bain Entities”) and certain charitable organizations that received shares of common stock as charitable contributions from certain partners and other employees of the Bain Entities at a purchase price of $77.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 17, 2015, less a discount of 1% (the “Share Repurchase”). The Share Repurchase was made pursuant to the Company’s existing $1.0 billion repurchase program.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2014	$13	$(36)	$(174)	$(126)	$(323)
Unrealized gains on available-for-sale securities	1	—	—	—	1
Foreign currency translation adjustments, net of $20 income tax benefit	—	(31)	—	—	(31)
Change in fair value of derivative instruments, net of $8 income tax benefit	—	—	—	(15)	(15)
Expense reclassified into operations from other comprehensive income, net of $2 and $11, respectively, income tax benefits	—	—	4	20	24

Balances at March 31, 2015	$14	$(67)	$(170)	$(121)	$(344)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2015 and 2014 are summarized in the following table (dollars in millions):

	2015	2014
Revenues:
National Group	$4,650	$4,162
American Group	4,501	4,152
Corporate and other	525	518

	$9,676	$8,832

Equity in earnings of affiliates:
National Group	$(3)	$(3)
American Group	(8)	(7)
Corporate and other	(8)	1

	$(19)	$(9)

Adjusted segment EBITDA:
National Group	$1,079	$857
American Group	948	850
Corporate and other	(66)	(63)

	$1,961	$1,644

Depreciation and amortization:
National Group	$189	$187
American Group	221	205
Corporate and other	63	55

	$473	$447

Adjusted segment EBITDA	$1,961	$1,644
Depreciation and amortization	473	447
Interest expense	419	460
Gains on sales of facilities	(9)	(21)
Legal claim costs	—	78

Income before income taxes	$1,078	$680

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

Our summarized condensed consolidating comprehensive income statements for the quarters ended March 31, 2015 and 2014, condensed consolidating balance sheets at March 31, 2015 and December 31, 2014 and condensed consolidating statements of cash flows for the quarters ended March 31, 2015 and 2014, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,201	$5,121	$—	$10,322
Provision for doubtful accounts	—	—	296	350	—	646

Revenues	—	—	4,905	4,771	—	9,676

Salaries and benefits	—	—	2,217	2,181	—	4,398
Supplies	—	—	854	784	—	1,638
Other operating expenses	6	—	820	891	—	1,717
Electronic health record incentive income	—	—	(13)	(6)	—	(19)
Equity in earnings of affiliates	(602)	—	(1)	(18)	602	(19)
Depreciation and amortization	—	—	230	243	—	473
Interest expense	46	595	(174)	(48)	—	419
Gains on sales of facilities	—	—	(9)	—	—	(9)
Management fees	—	—	(178)	178	—	—

	(550)	595	3,746	4,205	602	8,598

Income (loss) before income taxes	550	(595)	1,159	566	(602)	1,078
Provision (benefit) for income taxes	(20)	(224)	428	174	—	358

Net income (loss)	570	(371)	731	392	(602)	720
Net income attributable to noncontrolling interests	—	—	23	106	—	129

Net income (loss) attributable to HCA Holdings, Inc.	$570	$(371)	$708	$286	$(602)	$591

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$570	$(366)	$712	$256	$(602)	$570

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$111	$475	$—	$586
Accounts receivable, net	—	—	2,923	3,005	—	5,928
Inventories	—	—	762	525	—	1,287
Deferred income taxes	304	—	—	—	—	304
Other	—	—	375	650	—	1,025

	304	—	4,171	4,655	—	9,130

Property and equipment, net	—	—	7,882	6,510	—	14,392
Investments of insurance subsidiaries	—	—	—	435	—	435
Investments in and advances to affiliates	22,895	—	16	165	(22,895)	181
Goodwill and other intangible assets	—	—	1,704	4,711	—	6,415
Other	531	—	21	183	—	735

	$23,730	$—	$13,794	$16,659	$(22,895)	$31,288

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4	$—	$1,224	$745	$—	$1,973
Accrued salaries	—	—	669	511	—	1,180
Other accrued expenses	399	233	494	856	—	1,982
Long-term debt due within one year	—	1,931	57	49	—	2,037

	403	2,164	2,444	2,161	—	7,172

Long-term debt, net	2,500	24,391	222	293	—	27,406
Intercompany balances	27,903	(9,776)	(21,842)	3,715	—	—
Professional liability risks	—	—	—	1,095	—	1,095
Income taxes and other liabilities	544	485	453	355	—	1,837

	31,350	17,264	(18,723)	7,619	—	37,510

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,620)	(17,264)	32,405	7,754	(22,895)	(7,620)
Noncontrolling interests	—	—	112	1,286	—	1,398

	(7,620)	(17,264)	32,517	9,040	(22,895)	(6,222)

	$23,730	$—	$13,794	$16,659	$(22,895)	$31,288

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87	$479	$—	$566
Accounts receivable, net	—	—	2,812	2,882	—	5,694
Inventories	—	—	756	523	—	1,279
Deferred income taxes	366	—	—	—	—	366
Other	118	—	376	531	—	1,025

	484	—	4,031	4,415	—	8,930

Property and equipment, net	—	—	7,871	6,484	—	14,355
Investments of insurance subsidiaries	—	—	—	494	—	494
Investments in and advances to affiliates	22,293	—	16	149	(22,293)	165
Goodwill and other intangible assets	—	—	1,705	4,711	—	6,416
Other	435	—	27	158	—	620

	$23,212	$—	$13,650	$16,411	$(22,293)	$30,980

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$—	$1,272	$762	$—	$2,035
Accrued salaries	—	—	783	587	—	1,370
Other accrued expenses	45	317	517	858	—	1,737
Long-term debt due within one year	—	231	56	51	—	338

	46	548	2,628	2,258	—	5,480

Long-term debt, net	2,499	26,124	185	280	—	29,088
Intercompany balances	28,008	(10,261)	(21,582)	3,835	—	—
Professional liability risks	—	—	—	1,078	—	1,078
Income taxes and other liabilities	553	487	605	187	—	1,832

	31,106	16,898	(18,164)	7,638	—	37,478

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,894)	(16,898)	31,693	7,498	(22,293)	(7,894)
Noncontrolling interests	—	—	121	1,275	—	1,396

	(7,894)	(16,898)	31,814	8,773	(22,293)	(6,498)

	$23,212	$—	$13,650	$16,411	$(22,293)	$30,980

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$570	$(371)	$731	$392	$(602)	$720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	17	(79)	(739)	(512)	—	(1,313)
Provision for doubtful accounts	—	—	296	350	—	646
Depreciation and amortization	—	—	230	243	—	473
Income taxes	438	—	—	—	—	438
Gains on sales of facilities	—	—	(9)	—	—	(9)
Amortization of debt issuance costs	1	9	—	—	—	10
Share-based compensation	48	—	—	—	—	48
Equity in earnings of affiliates	(602)	—	—	—	602	—
Other	16	—	—	(11)	—	5

Net cash provided by (used in) operating activities	488	(441)	509	462	—	1,018

Cash flows from investing activities:
Purchase of property and equipment	—	—	(182)	(264)	—	(446)
Acquisition of hospitals and health care entities	—	—	(10)	(18)	—	(28)
Disposition of hospitals and health care entities	—	—	14	1	—	15
Change in investments	—	—	6	16	—	22
Other	—	—	—	5	—	5

Net cash used in investing activities	—	—	(172)	(260)	—	(432)

Cash flows from financing activities:
Issuance of long-term debt	—	1,000	—	—	—	1,000
Net change in revolving credit facilities	—	(260)	—	—	—	(260)
Repayment of long-term debt	—	(771)	(12)	(8)	—	(791)
Distributions to noncontrolling interests	—	—	(32)	(100)	—	(132)
Payment of debt issuance costs	—	(11)	—	—	—	(11)
Repurchases of common stock	(366)	—	—	—	—	(366)
Distributions to stockholders	(6)	—	—	—	—	(6)
Changes in intercompany balances with affiliates, net	(116)	483	(269)	(98)	—	—
Income tax benefits	38	—	—	—	—	38
Other	(38)	—	—	—	—	(38)

Net cash (used in) provided by financing activities	(488)	441	(313)	(206)	—	(566)

Change in cash and cash equivalents	—	—	24	(4)	—	20
Cash and cash equivalents at beginning of period	—	—	87	479	—	566

Cash and cash equivalents at end of period	$—	$—	$111	$475	$—	$586

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$372	$(388)	$577	$296	$(403)	$454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	20	(95)	(934)	(552)	—	(1,561)
Provision for doubtful accounts	—	—	537	314	—	851
Depreciation and amortization	—	—	218	229	—	447
Income taxes	144	—	—	—	—	144
Gains on sales of facilities	—	—	(21)	—	—	(21)
Legal claim costs	—	78	—	—	—	78
Amortization of debt issuance costs	1	13	—	—	—	14
Share-based compensation	37	—	—	—	—	37
Equity in earnings of affiliates	(403)	—	—	—	403	—
Other	—	2	—	(2)	—	—

Net cash provided by (used in) operating activities	171	(390)	377	285	—	443

Cash flows from investing activities:
Purchase of property and equipment	—	—	(217)	(183)	—	(400)
Acquisition of hospitals and health care entities	—	—	—	(19)	—	(19)
Disposition of hospitals and health care entities	—	—	19	4	—	23
Change in investments	—	—	(3)	(10)	—	(13)

Net cash used in investing activities	—	—	(201)	(208)	—	(409)

Cash flows from financing activities:
Issuance of long-term debt	—	3,502	—	—	—	3,502
Net change in revolving bank credit facilities	—	(2,440)	—	—	—	(2,440)
Repayment of long-term debt	—	(522)	(12)	(8)	—	(542)
Distributions to noncontrolling interests	—	—	(17)	(70)	—	(87)
Payment of debt issuance costs	—	(48)	—	—	—	(48)
Distributions to stockholders	(7)	—	—	—	—	(7)
Changes in intercompany balances with affiliates, net	(195)	(102)	223	74	—	—
Income tax benefits	50	—	—	—	—	50
Other	(19)	—	—	(7)	—	(26)

Net cash (used in) provided by financing activities	(171)	390	194	(11)	—	402

Change in cash and cash equivalents	—	—	370	66	—	436
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$482	$368	$—	$850

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding estimated Electronic Health Record (“EHR”) incentive income and related EHR operating expenses, expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Reform Law”), possible delays in or complications related to implementation of the Health Reform Law, court challenges, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, including Ebola, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, and (22) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Based on the Congressional Budget Office’s March 2015 projection, by 2025, the Health Reform Law will expand coverage to 27 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms. Most of the provisions of the Health Reform Law that seek to decrease the number of uninsured became effective January 1, 2014. However, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed and will not be fully implemented until January 1, 2016. In addition, a number of states have opted out of the Medicaid expansion, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately implement the Medicaid expansion provisions of the law.

First Quarter 2015 Operations Summary

Revenues increased to $9.676 billion in the first quarter of 2015 from $8.832 billion in the first quarter of 2014. Net income attributable to HCA Holdings, Inc. totaled $591 million, or $1.36 per diluted share, for the quarter ended March 31, 2015, compared to $347 million, or $0.76 per diluted share, for the quarter ended March 31, 2014. First quarter 2015 results include net gains on sales of facilities of $9 million, or $0.01 per diluted share. First quarter 2014 results include net gains on sales of facilities of $21 million, or $0.03 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 435.309 million shares for the quarter ended March 31, 2015 and 457.449 million shares for the quarter ended March 31, 2014. During 2014 and the first quarter of 2015, we repurchased 28.583 million and 5.205 million shares of our common stock, respectively.

Revenues increased 9.5% on a consolidated basis and increased 8.5% on a same facility basis for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. The increase in consolidated revenues can be attributed primarily to the combined impact of a 1.5% increase in revenue per equivalent admission and a 7.9% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 1.6% increase in same facility revenue per equivalent admission and a 6.8% increase in same facility equivalent admissions.

During the quarter ended March 31, 2015, consolidated admissions and same facility admissions increased 5.8% and 5.1%, respectively, compared to the quarter ended March 31, 2014. Inpatient surgeries increased 3.0% on both a consolidated basis and a same facility basis during the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. Outpatient surgeries increased 1.9% on a consolidated basis and 1.4% on a same facility basis during the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. Emergency department visits increased 12.3% on a consolidated basis and 11.5% on a same facility basis during the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

For the quarter ended March 31, 2015, the provision for doubtful accounts declined $205 million, compared to the quarter ended March 31, 2014. The self-pay revenue deductions for charity care and uninsured discounts declined $33 million and increased $225 million, respectively, during the first quarter of 2015, compared to the first quarter of 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

First Quarter 2015 Operations Summary (continued)

percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 29.6% for the first quarter of 2015, compared to 31.6% for the first quarter of 2014. Same facility uninsured admissions declined 12.5% for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014. We believe these favorable trends are primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs.

Electronic health record incentive income declined $11 million, from $30 million in the first quarter of 2014 to $19 million in the first quarter of 2015. Share-based compensation expense increased $11 million, from $37 million in the first quarter of 2014 to $48 million in the first quarter of 2015.

Cash flows from operating activities increased $575 million from $443 million for the first quarter of 2014 to $1.018 billion for the first quarter of 2015. The increase is related primarily to the combined impact of a $266 million increase in net income and a $294 million benefit from changes in income taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 9.5% from $8.832 billion in the first quarter of 2014 to $9.676 billion in the first quarter of 2015. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other for the quarters ended March 31, 2015 and 2014 are summarized in the following table (dollars in millions):

	2015	Ratio	2014	Ratio
Medicare	$2,234	23.1%	$2,125	24.1%
Managed Medicare	1,052	10.9	899	10.2
Medicaid	452	4.7	444	5.0
Managed Medicaid	549	5.7	421	4.8
Managed care and other insurers	5,216	53.9	4,710	53.3
International (managed care and other insurers)	321	3.3	326	3.7

	9,824	101.6	8,925	101.1
Uninsured	68	0.7	388	4.4
Other	430	4.4	370	4.2

Revenues before provision for doubtful accounts	10,322	106.7	9,683	109.7
Provision for doubtful accounts	(646)	(6.7)	(851)	(9.7)

Revenues	$9,676	100.0%	$8,832	100.0%

Consolidated and same facility revenue per equivalent admission increased 1.5% and 1.6%, respectively, in the first quarter of 2015, compared to the first quarter of 2014. Consolidated and same facility equivalent admissions increased 7.9% and 6.8%, respectively, in the first quarter of 2015, compared to the first quarter of 2014. Consolidated and same facility admissions increased 5.8% and 5.1%, respectively, in the first quarter of 2015, compared to the first quarter of 2014. Consolidated and same facility outpatient surgeries increased 1.9% and 1.4%, respectively, in the first quarter of 2015, compared to the first quarter of 2014. Consolidated and same facility inpatient surgeries each increased 3.0% in the first quarter of 2015, compared to the first quarter of 2014. Consolidated and same facility emergency department visits increased 12.3% and 11.5%, respectively, in the first quarter of 2015, compared to the first quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At March 31, 2015, our allowance for doubtful accounts represented approximately 92% of the $5.111 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters ended March 31, 2015 and 2014 follows (dollars in millions):

	2015	Ratio	2014	Ratio
Charity care	$892	22%	$925	23%
Uninsured discounts	2,526	62	2,301	56
Provision for doubtful accounts	646	16	851	21

Totals	$4,064	100%	$4,077	100%

Same facility uninsured admissions declined by 4,198 admissions, or 12.5%, in the first quarter of 2015, compared to the first quarter of 2014. Same facility uninsured admissions in 2014, compared to 2013, declined 8.8% in the fourth quarter of 2014, declined 14.8% in the third quarter of 2014, declined 14.7% in the second quarter of 2014 and increased 2.1% in the first quarter of 2014. We believe these declines were primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2015 and 2014 are set forth in the following table.

	2015	2014
Medicare	32%	33%
Managed Medicare	15	14
Medicaid	6	8
Managed Medicaid	12	9
Managed care and other insurers	29	28
Uninsured	6	8

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2015 and 2014 are set forth in the following table.

	2015	2014
Medicare	29%	30%
Managed Medicare	13	11
Medicaid	6	6
Managed Medicaid	6	5
Managed care and other insurers	46	46
Uninsured	—	2

	100%	100%

At March 31, 2015, we had 80 hospitals in the states of Texas and Florida. During the first quarter of 2015, 56% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 67% of our uninsured admissions during the first quarter of 2015.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare & Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Medicaid Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $77 million ($26 million DSRIP related and $51 million indigent care related) and $113 million ($21 million DSRIP related and $92 million indigent care related) during the first quarters of 2015 and 2014, respectively, of Medicaid supplemental payments.

On October 1, 2014, the Texas Health and Human Services Commission issued a notice to hospitals participating in the Texas Medicaid Waiver Program indicating that a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. During the third quarter of 2014, we ceased recognizing the estimated Medicaid revenues related to certain components of the Texas Medicaid Waiver Program.

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

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments, beginning in 2011, for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. We recognized $19 million and $30 million of electronic health record incentive income, primarily related to Medicare, during the first quarters of 2015 and 2014, respectively. At March 31, 2015, we had $28 million of deferred EHR incentive income, which represents payments received for which EHR incentive income has not been recognized.

For 2015, we estimate EHR incentive income will be recognized in the range of $40 million to $50 million. Actual incentive payments could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of our ability to continue to demonstrate meaningful use of EHR technology could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters ended March 31, 2015 and 2014 (dollars in millions):

	2015		2014
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$10,322		$9,683
Provision for doubtful accounts	646		851

Revenues	9,676	100.0	8,832	100.0

Salaries and benefits	4,398	45.5	4,050	45.9
Supplies	1,638	16.9	1,532	17.3
Other operating expenses	1,717	17.7	1,645	18.6
Electronic health record incentive income	(19)	(0.2)	(30)	(0.3)
Equity in earnings of affiliates	(19)	(0.2)	(9)	(0.1)
Depreciation and amortization	473	5.0	447	5.0
Interest expense	419	4.3	460	5.2
Gains on sales of facilities	(9)	(0.1)	(21)	(0.2)
Legal claim costs	—	—	78	0.9

	8,598	88.9	8,152	92.3

Income before income taxes	1,078	11.1	680	7.7
Provision for income taxes	358	3.7	226	2.6

Net income	720	7.4	454	5.1
Net income attributable to noncontrolling interests	129	1.3	107	1.2

Net income attributable to HCA Holdings, Inc.	$591	6.1	$347	3.9

% changes from prior year:
Revenues	9.5%		4.6%
Income before income taxes	58.6		6.3
Net income attributable to HCA Holdings, Inc.	70.5		0.8
Admissions(a)	5.8		0.2
Equivalent admissions(b)	7.9		0.7
Revenue per equivalent admission	1.5		3.9
Same facility % changes from prior year(c):
Revenues	8.5		3.4
Admissions(a)	5.1		(0.6)
Equivalent admissions(b)	6.8		(0.3)
Revenue per equivalent admission	1.6		3.7

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended March 31, 2015 and 2014

Net income attributable to HCA Holdings, Inc. totaled $591 million, or $1.36 per diluted share, for the first quarter of 2015 compared to $347 million, or $0.76 per diluted share, for the first quarter of 2014. First quarter 2015 results include net gains on sales of facilities of $9 million, or $0.01 per diluted share. First quarter 2014 results include net gains on sales of facilities of $21 million, or $0.03 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 435.309 million shares for the quarter ended March 31, 2015 and 457.449 million shares for the quarter ended March 31, 2014. During 2014 and the first quarter of 2015, we repurchased 28.583 million and 5.205 million shares of our common stock, respectively.

For the first quarter of 2015, consolidated and same facility admissions increased 5.8% and 5.1%, respectively, compared to the first quarter of 2014. Consolidated and same facility outpatient surgical volumes increased 1.9% and 1.4%, respectively, during the first quarter of 2015, compared to the first quarter of 2014. Consolidated and same facility inpatient surgeries each increased 3.0% in the first quarter of 2015, compared to the first quarter of 2014. Consolidated and same facility emergency department visits increased 12.3% and 11.5%, respectively, during the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

Revenues before provision for doubtful accounts increased 6.6% for the first quarter of 2015 compared to the first quarter of 2014. The provision for doubtful accounts declined $205 million from $851 million in the first quarter of 2014 to $646 million in the first quarter of 2015. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts declined $33 million and increased $225 million, respectively, during the first quarter of 2015, compared to the first quarter of 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 29.6% for the first quarter of 2015, compared to 31.6% for the first quarter of 2014. We believe this decline is primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. At March 31, 2015, our allowance for doubtful accounts represented approximately 92% of the $5.111 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 9.5% due to the combined impact of revenue per equivalent admission growth of 1.5% and a 7.9% increase in equivalent admissions for the first quarter of 2015 compared to the first quarter of 2014. Same facility revenues increased 8.5% due to the combined impact of a 1.6% increase in same facility revenue per equivalent admission and a 6.8% increase in same facility equivalent admissions for the first quarter of 2015 compared to the first quarter of 2014.

Salaries and benefits, as a percentage of revenues, were 45.5% in the first quarter of 2015 and 45.9% in the first quarter of 2014. Salaries and benefits per equivalent admission increased 0.6% in the first quarter of 2015 compared to the first quarter of 2014. Same facility labor rate increases averaged 2.5% for the first quarter of 2015 compared to the first quarter of 2014.

Supplies, as a percentage of revenues, were 16.9% in the first quarter of 2015 and 17.3% in the first quarter of 2014. Supply costs per equivalent admission declined 0.9% in the first quarter of 2015 compared to the first quarter of 2014. Supply costs per equivalent admission increased 0.5% for pharmacy supplies and declined 0.3% for medical devices and 1.2% for general medical and surgical items in the first quarter of 2015 compared to the first quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended March 31, 2015 and 2014 (continued)

Other operating expenses, as a percentage of revenues, were 17.7% in the first quarter of 2015 and 18.6% in the first quarter of 2014. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $92 million and $96 million for the first quarters of 2015 and 2014, respectively.

We recognized $19 million and $30 million of electronic health record incentive income primarily related to Medicare incentives during the first quarters of 2015 and 2014, respectively.

Equity in earnings of affiliates was $19 million and $9 million in the first quarters of 2015 and 2014, respectively.

Depreciation and amortization increased $26 million, from $447 million in the first quarter of 2014 to $473 million in the first quarter of 2015.

Interest expense declined from $460 million in the first quarter of 2014 to $419 million in the first quarter of 2015. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $29.412 billion for the first quarter of 2015 compared to $28.302 billion for the first quarter of 2014. The average effective interest rate for our long term-debt declined from 6.6% for the quarter ended March 31, 2014 to 5.8% for the quarter ended March 31, 2015.

During the first quarters of 2015 and 2014, we recorded net gains on sales of facilities of $9 million and $21 million, respectively.

We recorded $78 million of legal claim costs during the first quarter of 2014 to increase the estimate of our legal liability in the previously disclosed lawsuit alleging we did not make the full level of capital expenditures and uncompensated care agreed to in the connection with the purchase of the hospitals from Health Midwest in 2003.

The effective tax rates were 37.7% and 39.4% for the first quarters of 2015 and 2014, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $107 million for the first quarter of 2014 to $129 million for the first quarter of 2015. The increase in net income attributable to noncontrolling interests related primarily to increases in operating results of hospital joint ventures in a Texas market and an Oklahoma market.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.018 billion in the first quarter of 2015 compared to $443 million in the first quarter of 2014. The $575 million increase in cash provided by operating activities in the first quarter of 2015 compared to the first quarter of 2014 related primarily to a $266 million increase in net income and a $294 million benefit from changes in income taxes. The combined interest payments and net tax payments in the first quarter of 2015 and 2014 were $369 million and $555 million, respectively. Working capital totaled $1.958 billion at March 31, 2015 and $3.450 billion at December 31, 2014. The $1.492 billion decline in working capital related primarily to a $1.699 billion increase in long-term debt due within one year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Cash used in investing activities was $432 million in the first quarter of 2015 compared to $409 million in the first quarter of 2014. Excluding acquisitions, capital expenditures were $446 million in the first quarter of 2015 and $400 million in the first quarter of 2014. We expended $28 million to acquire nonhospital health care facilities during the first quarter of 2015. We expended $13 million for the acquisition of a hospital facility and $6 million to acquire nonhospital health care entities during the first quarter of 2014. Capital expenditures, excluding acquisitions, are expected to approximate $2.5 billion in 2015. At March 31, 2015, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.1 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $15 million and $23 million from sales of real estate and other investments during the first quarters of 2015 and 2014, respectively. We received $22 million of net cash flows from our investments in the first quarter of 2015 and paid $13 million to increase investments during the first quarter of 2014.

Cash used in financing activities totaled $566 million in the first quarter of 2015 compared to $402 million of cash provided by financing activities in the first quarter of 2014. During the first quarter of 2015, net cash flows used in financing activities included a net decline of $51 million in our indebtedness, repurchases of common stock of $366 million, distributions to noncontrolling interests of $132 million, payments of debt issuance costs of $11 million, distributions to stockholders of $6 million and receipts of $38 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first quarter of 2014, net cash flows provided by financing activities included a net increase of $520 million in our indebtedness, distributions to noncontrolling interests of $87 million, payments of debt issuance costs of $48 million, distributions to stockholders of $7 million and receipts of $50 million of income tax benefits for certain items (primarily related to employee exercises of stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $29.443 billion at March 31, 2015. Our interest expense was $419 million for the first quarter of 2015 and $460 million for the first quarter of 2014. The decline in interest expense was due to the decline in the average interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.587 billion and $2.337 billion available as of March 31, 2015 and April 30, 2015, respectively) and anticipated access to public and private debt markets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $530 million and $558 million at March 31, 2015 and December 31, 2014, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $277 million and $347 million at March 31, 2015 and December 31, 2014, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.120 billion and $1.035 billion at March 31, 2015 and December 31, 2014, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $325 million. We estimate that approximately $273 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $526 million and $4 million, respectively, at March 31, 2015. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2015, we had a net unrealized gain of $20 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $4.119 billion of long-term debt at March 31, 2015 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.324 billion at March 31, 2015 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.6% for the quarter ended March 31, 2014 to 5.8% for the quarter ended March 31, 2015.

The estimated fair value of our total long-term debt was $31.384 billion at March 31, 2015. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $41 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data

	2015	2014
Number of hospitals in operation at:
March 31	168	165
June 30		165
September 30		165
December 31		166
Number of freestanding outpatient surgical centers in operation at:
March 31	113	115
June 30		115
September 30		113
December 31		113
Licensed hospital beds at(a):
March 31	43,500	43,000
June 30		43,025
September 30		43,241
December 31		43,356
Weighted average licensed beds(b):
Quarter:
First	43,451	42,958
Second		43,020
Third		43,226
Fourth		43,321
Year		43,132
Average daily census(c):
Quarter:
First	26,039	24,414
Second		23,468
Third		23,372
Fourth		24,094
Year		23,835
Admissions(d):
Quarter:
First	470,900	445,100
Second		442,800
Third		449,400
Fourth		458,000
Year		1,795,300
Equivalent admissions(e):
Quarter:
First	769,400	713,000
Second		734,200
Third		751,300
Fourth		760,200
Year		2,958,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data (continued)

	2015	2014
Average length of stay (days)(f):
Quarter:
First	5.0	4.9
Second		4.8
Third		4.8
Fourth		4.8
Emergency room visits(g):
Quarter:
First	1,982,000	1,765,000
Second		1,849,800
Third		1,886,700
Fourth		1,949,200
Year		7,450,700
Outpatient surgeries(h):
Quarter:
First	214,500	210,500
Second		225,000
Third		222,700
Fourth		233,400
Year		891,600
Inpatient surgeries(i):
Quarter:
First	130,100	126,300
Second		128,700
Third		131,300
Fourth		132,600
Year		518,900
Days revenues in accounts receivable(j):
Quarter:
First	55	56
Second		54
Third		55
Fourth		54
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	38%	37%
Second		38%
Third		38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at March 31, 2015(l):
Medicare and Medicaid	15%	1%	1%
Managed care and other discounted	24	5	6
Uninsured	13	7	28

Total	52%	13%	35%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.620 billion (each 1% is equivalent to approximately $106 million of gross accounts receivable).

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company cooperated with the government’s request and produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. On February 24, 2015, the United States District Court for the Southern District of Florida unsealed a qui tam action which had been filed under seal on February 16, 2012 and alleges particular FCA violations relating to two specific facilities that were among the subjects of the Miami U.S. Attorney’s Office investigation. On January 30, 2015, the U.S. Attorney’s Office filed with the District Court a formal notice that the Department of Justice had declined to intervene in that action. An additional qui tam action relating to these topics was unsealed and voluntarily dismissed by the relator. The U.S. Attorney’s Office in Miami is continuing its evaluation of the medical necessity of certain interventional cardiology services at the other hospitals for which the Company produced records. At this time, we cannot predict what effect, if any, the qui tam action, or any claims that might result from the U.S. Attorney’s continued review, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

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

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Trial has been set for January 2016.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys fees for the plaintiff for the accounting phase of the case. Final judgment in the case currently is anticipated for sometime in 2015. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. HCA plans to appeal the trial court’s ruling on the capital expenditures issues once the trial court enters judgment.

ITEM 1A.    RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2014, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2015, our Board of Directors authorized a share repurchase program for up to $1 billion of our outstanding common stock. Repurchases made during the first quarter of 2015, as detailed below, were made pursuant to this authorization. The repurchases were made in the open market.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2015 through March 31, 2015 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2015 through January 31, 2015	—	$—	—	$—
February 1, 2015 through February 28, 2015	4,064,352	$69.22	4,064,352	$719
March 1, 2015 through March 31, 2015	1,141,042	$73.87	1,141,042	$634

Total for First Quarter 2015	5,205,394	$70.24	5,205,394	$634

ITEM 5.    OTHER INFORMATION

Voting Results from 2015 Annual Meeting of Stockholders

At our Annual Meeting of Stockholders (the “Annual Meeting”) held on April 30, 2015 at our corporate headquarters in Nashville, Tennessee, a total of 378,257,449 shares of our common stock, out of a total of 419,503,619 shares of common stock outstanding and entitled to vote, were present in person or represented by proxies. The following proposals were voted on and approved by our stockholders at the Annual Meeting:

1. Election to the Company’s Board of Directors of the following 11 director nominees for a one-year term:

	For	Withheld	Broker Non-Votes
R. Milton Johnson	343,518,448	13,663,356	21,075,645
Robert J. Dennis	347,706,957	9,474,847	21,075,645
Nancy-Ann DeParle	353,397,085	3,784,719	21,075,645
Thomas F. Frist III	341,115,948	16,065,856	21,075,645
William R. Frist	341,425,345	15,756,459	21,075,645
Ann H. Lamont	346,214,318	10,967,486	21,075,645
Jay O. Light	347,800,213	9,381,591	21,075,645
Geoffrey G. Meyers	348,592,317	8,589,487	21,075,645
Michael W. Michelson	341,116,547	16,065,257	21,075,645
Wayne J. Riley, M.D.	351,600,997	5,580,807	21,075,645
John W. Rowe, M.D.	353,443,884	3,737,920	21,075,645

2. Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2015:

For	Against	Abstentions	Broker Non-Votes
368,841,829	7,242,429	2,173,191	0

3. Adoption of a non-binding advisory resolution on the Company’s executive compensation as described in the Company’s 2015 proxy statement:

For	Against	Abstentions	Broker Non-Votes
292,887,103	60,000,937	4,293,764	21,075,645

Board of Directors Compensation Program

On April 30, 2015, our Board of Directors approved a revised Board of Directors Compensation program, effective immediately, pursuant to which each independent director will receive quarterly payment of the following cash compensation, as applicable (prorated for partial years):

•	$100,000 annual retainer for service as a Board member;

•	$30,000 annual retainer for service as the non-management and independent presiding director;

•	$15,000 annual retainer for service as a member of the Audit and Compliance Committee;

•	$10,000 annual retainer for service as a member on each of the Compensation Committee, Nominating and Corporate Governance Committee or Patient Safety and Quality of Care Committee;

•	$30,000 annual retainer for service as Chair of the Audit and Compliance Committee;

•	$20,000 annual retainer for service as Chair of the Compensation Committee; and

•	$17,500 annual retainer for service as Chair of each of the Nominating and Corporate Governance Committee or Patient Safety and Quality of Care Committee.

In addition to the director compensation described above, each independent director will receive an annual board equity award with a value of $175,000, awarded upon joining the Board of Directors (prorated at the time of hire for months of service) and at each annual meeting of the stockholders thereafter. These equity grants consist of restricted share units ultimately payable in shares of our common stock. These restricted share units vest as to 100% of the award on the first anniversary of the grant date, subject to the director’s continued service on our Board of Directors. The restricted share units will also immediately vest upon the occurrence of a Change in Control (as defined in the applicable grant agreement). The directors may elect to defer receipt of shares under the restricted share units. Directors will also be reimbursed for their reasonable expenses incurred in connection with their service.

ITEM 6.    EXHIBITS

(a) List of Exhibits:

10.1	—	HCA Holdings, Inc. 2015 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2015 and incorporated herein by reference).*

10.2	—	Form 2015 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2015 and incorporated herein by reference).*

10.3	—	Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters ended March 31, 2015 and 2014, filed with the SEC on May 5, 2015, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, (ii) the condensed consolidated income statements for the quarters ended March 31, 2015 and 2014, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2015 and 2014, (iv) the condensed consolidated statements of cash flows for the quarters ended March 31, 2015 and 2014 and (v) the notes to condensed consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/s/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: May 5, 2015