Form 10-Q
period 2015-06-30
HCA Holdings, Inc.
filed 2015-08-05
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2015
Voting common stock, $.01 par value	415,192,000 shares

HCA HOLDINGS, INC.

Form 10-Q

June 30, 2015

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2015	2014	2015	2014
Revenues before provision for doubtful accounts	$10,932	$9,958	$21,254	$19,641
Provision for doubtful accounts	1,035	728	1,681	1,579

Revenues	9,897	9,230	19,573	18,062

Salaries and benefits	4,492	4,098	8,890	8,148
Supplies	1,670	1,532	3,308	3,064
Other operating expenses	1,755	1,644	3,472	3,289
Electronic health record incentive income	(18)	(35)	(37)	(65)
Equity in earnings of affiliates	(10)	(9)	(29)	(18)
Depreciation and amortization	469	454	942	901
Interest expense	425	427	844	887
Losses (gains) on sales of facilities	5	(11)	(4)	(32)
Losses on retirement of debt	125	226	125	226
Legal claim costs	—	—	—	78

	8,913	8,326	17,511	16,478

Income before income taxes	984	904	2,062	1,584
Provision for income taxes	319	272	677	498

Net income	665	632	1,385	1,086
Net income attributable to noncontrolling interests	158	149	287	256

Net income attributable to HCA Holdings, Inc.	$507	$483	$1,098	$830

Per share data:
Basic earnings per share	$1.22	$1.10	$2.63	$1.88
Diluted earnings per share	$1.18	$1.07	$2.54	$1.82
Shares used in earnings per share calculations (in millions):
Basic	416.407	438.833	418.267	440.482
Diluted	429.369	453.009	432.329	455.220

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2015	2014	2015	2014
Net income	$665	$632	$1,385	$1,086
Other comprehensive income before taxes:
Foreign currency translation	64	30	13	40

Unrealized (losses) gains on available-for-sale securities	(5)	4	(4)	8

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	5	4	11	8

	5	4	11	8

Change in fair value of derivative financial instruments	(7)	(19)	(30)	(29)
Interest costs included in interest expense	31	32	62	65

	24	13	32	36

Other comprehensive income before taxes	88	51	52	92
Income taxes related to other comprehensive income items	34	18	19	34

Other comprehensive income	54	33	33	58

Comprehensive income	719	665	1,418	1,144
Comprehensive income attributable to noncontrolling interests	158	149	287	256

Comprehensive income attributable to HCA Holdings, Inc.	$561	$516	$1,131	$888

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$673	$566
Accounts receivable, less allowance for doubtful accounts of $4,798 and $5,011	5,804	5,694
Inventories	1,348	1,279
Deferred income taxes	376	366
Other	1,092	1,025

	9,293	8,930

Property and equipment, at cost	33,803	32,980
Accumulated depreciation	(19,243)	(18,625)

	14,560	14,355

Investments of insurance subsidiaries	404	494
Investments in and advances to affiliates	182	165
Goodwill and other intangible assets	6,484	6,416
Other	787	620

	$31,710	$30,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,884	$2,035
Accrued salaries	1,282	1,370
Other accrued expenses	1,770	1,737
Long-term debt due within one year	1,374	338

	6,310	5,480

Long-term debt, less net debt issuance costs of $167 and $219	28,363	29,088
Professional liability risks	1,132	1,078
Income taxes and other liabilities	1,860	1,832

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 416,348,900 shares in 2015 and 420,477,900 shares in 2014	4	4
Accumulated other comprehensive loss	(290)	(323)
Retained deficit	(7,120)	(7,575)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,406)	(7,894)
Noncontrolling interests	1,451	1,396

	(5,955)	(6,498)

	$31,710	$30,980

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Unaudited

(Dollars in millions)

	2015	2014
Cash flows from operating activities:
Net income	$1,385	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in cash from operating assets and liabilities:
Accounts receivable	(1,784)	(1,827)
Provision for doubtful accounts	1,681	1,579

Accounts receivable, net	(103)	(248)
Inventories and other assets	(195)	(219)
Accounts payable and accrued expenses	(117)	(105)
Depreciation and amortization	942	901
Income taxes	(101)	(94)
Gains on sales of facilities	(4)	(32)
Losses on retirement of debt	125	226
Legal claim costs	—	78
Amortization of debt issuance costs	19	23
Share-based compensation	103	77
Other	21	—

Net cash provided by operating activities	2,075	1,693

Cash flows from investing activities:
Purchase of property and equipment	(1,004)	(913)
Acquisition of hospitals and health care entities	(95)	(27)
Disposal of hospitals and health care entities	22	32
Change in investments	67	43
Other	1	1

Net cash used in investing activities	(1,009)	(864)

Cash flows from financing activities:
Issuances of long-term debt	4,048	3,502
Net change in revolving bank credit facilities	(300)	340
Repayment of long-term debt	(3,644)	(3,482)
Distributions to noncontrolling interests	(237)	(197)
Payment of debt issuance costs	(33)	(49)
Repurchases of common stock	(940)	(750)
Income tax benefits	197	75
Other	(50)	(24)

Net cash used in financing activities	(959)	(585)

Change in cash and cash equivalents	107	244
Cash and cash equivalents at beginning of period	566	414

Cash and cash equivalents at end of period	$673	$658

Interest payments	$810	$899
Income tax payments, net	$581	$517

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2015, these affiliates owned and operated 168 hospitals, 112 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $84 million and $67 million for the quarters ended June 30, 2015 and 2014, respectively, and $158 million and $135 million for the six months ended June 30, 2015 and 2014, respectively. Operating results for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other payers for the quarters and six months ended June 30, 2015 and 2014 are summarized in the following table (dollars in millions):

	Quarter
	2015	Ratio	2014	Ratio
Medicare	$2,144	21.7%	$2,040	22.1%
Managed Medicare	1,016	10.3	906	9.8
Medicaid	408	4.1	588	6.4
Managed Medicaid	571	5.8	452	4.9
Managed care and other insurers	5,461	55.1	4,959	53.8
International (managed care and other insurers)	327	3.3	334	3.6

	9,927	100.3	9,279	100.6
Uninsured	558	5.6	318	3.4
Other	447	4.5	361	3.9

Revenues before provision for doubtful accounts	10,932	110.4	9,958	107.9
Provision for doubtful accounts	(1,035)	(10.4)	(728)	(7.9)

Revenues	$9,897	100.0%	$9,230	100.0%

	Six Months
	2015	Ratio	2014	Ratio
Medicare	$4,378	22.4%	$4,165	23.1%
Managed Medicare	2,068	10.6	1,805	10.0
Medicaid	860	4.4	1,032	5.7
Managed Medicaid	1,120	5.7	873	4.8
Managed care and other insurers	10,677	54.5	9,669	53.5
International (managed care and other insurers)	648	3.3	660	3.7

	19,751	100.9	18,204	100.8
Uninsured	626	3.2	706	3.9
Other	877	4.5	731	4.0

Revenues before provision for doubtful accounts	21,254	108.6	19,641	108.7
Provision for doubtful accounts	(1,681)	(8.6)	(1,579)	(8.7)

Revenues	$19,573	100.0%	$18,062	100.0%

The decline in Medicaid revenues for the quarter and the six months ended June 30, 2015 compared to the quarter and six months ended June 30, 2014 was primarily due to our recording of an adjustment to Medicaid revenues during the quarter ended June 30, 2014 of $142 million, or $0.20 per diluted share, related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard was originally scheduled to become effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption was originally not to be permitted under US GAAP. In July 2015, the FASB decided to defer the effective date of the new revenue standard by one year, but will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and forthcoming exposure drafts, which amend the new revenue standard, that a deferral was necessary to provide adequate time to effectively implement the new standard. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. We elected to adopt the new presentation in the first quarter of 2015, and the applicable prior year amounts have been reclassified in accordance with ASU 2015-03.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2015, we paid $15 million to acquire a hospital and $80 million to acquire other nonhospital health care entities. During the six months ended June 30, 2014, we paid $14 million to acquire a hospital and $13 million to acquire other nonhospital health care entities.

During the six months ended June 30, 2015, we received proceeds of $22 million and recognized net pretax gains of $4 million related to sales of real estate and other investments. During the six months ended June 30, 2014, we received proceeds of $32 million and recognized net pretax gains of $32 million related to sales of real estate and other investments.

NOTE 3 — INCOME TAXES

During 2014, the IRS Examination Division began an audit of HCA Holdings Inc.’s 2011 and 2012 federal income tax returns. We are also subject to examination by state and foreign taxing authorities.

Our liability for unrecognized tax benefits was $546 million, including accrued interest of $67 million, as of June 30, 2015 ($548 million and $58 million, respectively, as of December 31, 2014). Unrecognized tax benefits of $224 million ($205 million as of December 31, 2014) would affect the effective rate, if recognized. The provision for income taxes reflects $4 million ($2 million, net of tax) of interest expense related to taxing authority examinations for each of the quarters ended June 30, 2015 and 2014. The provision for income taxes

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES (continued)

reflects $4 million and $8 million ($2 million and $5 million, net of tax) of interest expense related to taxing authority examinations for the six months ended June 30, 2015 and 2014, respectively. The provision for income taxes for the quarter and six months ended June 30, 2014 also reflects a reduction of $22 million related primarily to resolutions of prior year examinations.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2015 and 2014 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2015	2014	2015	2014
Net income attributable to HCA Holdings, Inc.	$507	$483	$1,098	$830

Weighted average common shares outstanding	416.407	438.833	418.267	440.482
Effect of dilutive incremental shares	12.962	14.176	14.062	14.738

Shares used for diluted earnings per share	429.369	453.009	432.329	455.220

Earnings per share:
Basic earnings per share	$1.22	$1.10	$2.63	$1.88
Diluted earnings per share	$1.18	$1.07	$2.54	$1.82

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2015 and December 31, 2014 follows (dollars in millions):

	June 30, 2015
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$433	$14	$(1)	$446
Money market funds	32	—	—	32

	465	14	(1)	478
Equity securities	1	2	—	3

	$466	$16	$(1)	481

Amounts classified as current assets				(77)

Investment carrying value				$404

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

At June 30, 2015 and December 31, 2014, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss). Amounts classified as current assets at June 30, 2015 include $25 million to be distributed to the Company from an insurance subsidiary.

Scheduled maturities of investments in debt securities at June 30, 2015 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$79	$80
Due after one year through five years	165	168
Due after five years through ten years	121	126
Due after ten years	100	104

	$465	$478

The average expected maturity of the investments in debt securities at June 30, 2015 was 3.9 years, compared to the average scheduled maturity of 5.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2015 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$3,000	December 2016	$(134)
Pay-fixed interest rate swaps	1,000	December 2017	(33)

During the next 12 months, we estimate $115 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the six months ended June 30, 2015 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$19	Interest expense	$62

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2015, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2015, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $170 million.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at June 30, 2015 and December 31, 2014, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2015
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$446	$—	$440	$6
Money market funds	32	32	—	—

	478	32	440	6
Equity securities	3	3	—	—

Investments of insurance subsidiaries	481	35	440	6
Less amounts classified as current assets	(77)	(32)	(45)	—

	$404	$3	$395	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$167	$—	$167	$—

	December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$494	$—	$488	$6
Money market funds	61	61	—	—

	555	61	488	6
Equity securities	3	3	—	—

Investments of insurance subsidiaries	558	64	488	6
Less amounts classified as current assets	(64)	(61)	(3)	—

	$494	$3	$485	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$199	$—	$199	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The estimated fair value of our long-term debt was $31.255 billion and $30.861 billion at June 30, 2015 and December 31, 2014, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $29.904 billion and $29.645 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2015 and December 31, 2014, including related interest rates at June 30, 2015, follows (dollars in millions):

	June 30, 2015	December 31, 2014
Senior secured asset-based revolving credit facility (effective interest rate of 1.4%)	$2,580	$2,880
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 4.9%)	5,696	5,517
Senior secured first lien notes (effective interest rate of 5.5%)	11,100	11,100
Other senior secured debt (effective interest rate of 6.0%)	626	573

First lien debt	20,002	20,070
Senior unsecured notes (effective interest rate of 6.6%)	9,902	9,575
Less net debt issuance costs	167	219

Total debt (average life of 6.3 years, rates averaging 5.4%)	29,737	29,426
Less amounts due within one year	1,374	338

	$28,363	$29,088

2015 Activity

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 10, 2020. The pretax loss on retirement of debt was $3 million.

During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of 7 3/4% senior notes due 2021 of HCA Holdings, Inc. The pretax loss on retirement of debt related to this redemption was $122 million.

During January 2015, we issued $1.000 billion aggregate principal amount of 5.375% senior notes due 2025. We used a portion of the net proceeds to repay at maturity $750 million aggregate principal amount of 6.375% senior unsecured notes due 2015.

2014 Activity

During October 2014, we issued $600 million aggregate principal amount of 4.25% senior secured notes due 2019 and $1.400 billion aggregate principal amount of 5.25% senior secured notes due 2025. During November

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT (continued)

2014 Activity (continued)

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

As initially disclosed in 2010, the Civil Division of the Department of Justice (“DOJ”) contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the Centers for Medicare & Medicaid Services criteria. In connection with this nationwide review, the DOJ indicated that it would be reviewing certain ICD billing and medical records at 95 HCA hospitals. On July 27, 2015, HCA entered into a settlement agreement to resolve this matter. The settlement agreement requires payments from HCA totaling approximately $15.8 million (which amount was accrued in a prior period), and the government releases claims at a number of HCA hospitals relating to ICD implants for the period October 1, 2003 through March 31, 2015. HCA makes no admission of wrongdoing in the settlement. The settlement resolves the government’s review of this matter.

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Hospital Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings, which are ongoing. A decision is anticipated in early 2016.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation (continued)

such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Trial is currently set for January 2016.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Health Midwest Litigation (continued)

use that amount, net of attorneys fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys fees for the plaintiff for the accounting phase of the case. Parties have filed post-trial motions, and rulings on the motions as well as any final judgment are anticipated for sometime in late 2015. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. If the court denies HCA’s post-trial motion and enters judgment on the capital expenditures issues, HCA plans to pursue an appeal.

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2014	420.478	$4	$—	$(323)	$(7,575)	$1,396	$(6,498)
Comprehensive income	—	—	—	33	1,098	287	1,418
Repurchase of common stock	(12.552)	—	(297)	—	(643)	—	(940)
Distributions	—	—	—	—	—	(237)	(237)
Share-based benefit plans	8.423	—	311	—	—	—	311
Other	—	—	(14)	—	—	5	(9)

Balances at June 30, 2015	416.349	$4	$—	$(290)	$(7,120)	$1,451	$(5,955)

On April 18, 2015, the Company entered into an agreement to repurchase 3,806,460 shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC (“the Bain Entities”) and certain charitable organizations that received shares of common stock as charitable contributions from certain partners and other employees of the Bain Entities at a purchase price of $77.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 17, 2015, less a discount of 1% (the “Share Repurchase”). The Share Repurchase was made pursuant to the Company’s February 2015 $1.0 billion repurchase program. During the six months ended June 30, 2015, we repurchased 8,745,784 shares of our common stock at an average price of $73.84 per share through market purchases, resulting in total repurchases pursuant to the February 2015 authorization of 12,552,244 shares of our common stock at an average price of $74.88 per share. At June 30, 2015, we had $60 million of repurchase authorization available under the $1.0 billion February 2015 authorization.

During May 2015, our Board of Directors authorized an additional share repurchase program for up to $1.0 billion of our outstanding common stock. At June 30, 2015, no repurchases had been made pursuant to this May 2015 authorization.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2014	$13	$(36)	$(174)	$(126)	$(323)
Unrealized losses on available-for-sale securities, net of $1 income tax benefit	(3)	—	—	—	(3)
Foreign currency translation adjustments, net of $5 of income taxes	—	8	—	—	8
Change in fair value of derivative instruments, net of $11 income tax benefit	—	—	—	(19)	(19)
Expense reclassified into operations from other comprehensive income, net of $3 and $23, respectively, income tax benefits	—	—	8	39	47

Balances at June 30, 2015	$10	$(28)	$(166)	$(106)	$(290)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 83 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 79 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2015 and 2014 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2015	2014	2015	2014
Revenues:
National Group	$4,698	$4,270	$9,348	$8,432
American Group	4,699	4,447	9,200	8,599
Corporate and other	500	513	1,025	1,031

	$9,897	$9,230	$19,573	$18,062

Equity in earnings of affiliates:
National Group	$(4)	$(3)	$(7)	$(6)
American Group	(8)	(8)	(16)	(15)
Corporate and other	2	2	(6)	3

	$(10)	$(9)	$(29)	$(18)

Adjusted segment EBITDA:
National Group	$1,086	$946	$2,165	$1,803
American Group	1,043	1,133	1,991	1,983
Corporate and other	(121)	(79)	(187)	(142)

	$2,008	$2,000	$3,969	$3,644

Depreciation and amortization:
National Group	$188	$190	$377	$377
American Group	222	210	443	415
Corporate and other	59	54	122	109

	$469	$454	$942	$901

Adjusted segment EBITDA	$2,008	$2,000	$3,969	$3,644
Depreciation and amortization	469	454	942	901
Interest expense	425	427	844	887
Losses (gains) on sales of facilities	5	(11)	(4)	(32)
Losses on retirement of debt	125	226	125	226
Legal claim costs	—	—	—	78

Income before income taxes	$984	$904	$2,062	$1,584

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

During November 2010, HCA Holdings, Inc. issued $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021. During May 2015, we redeemed all $1.525 billion aggregate principal amount of 7 3/4% unsecured senior notes due 2021. During December 2012, HCA Holdings, Inc. issued $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

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

Our summarized condensed consolidating comprehensive income statements for the quarters and six months ended June 30, 2015 and 2014, condensed consolidating balance sheets at June 30, 2015 and December 31, 2014 and condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,597	$5,335	$—	$10,932
Provision for doubtful accounts	—	—	550	485	—	1,035

Revenues	—	—	5,047	4,850	—	9,897

Salaries and benefits	—	—	2,250	2,242	—	4,492
Supplies	—	—	869	801	—	1,670
Other operating expenses	(4)	—	838	921	—	1,755
Electronic health record incentive income	—	—	(12)	(6)	—	(18)
Equity in earnings of affiliates	(603)	—	(2)	(8)	603	(10)
Depreciation and amortization	—	—	223	246	—	469
Interest expense	38	604	(168)	(49)	—	425
Losses on sales of facilities	—	—	5	—	—	5
Losses on retirement of debt	122	3	—	—	—	125
Management fees	—	—	(178)	178	—	—

	(447)	607	3,825	4,325	603	8,913

Income (loss) before income taxes	447	(607)	1,222	525	(603)	984
Provision (benefit) for income taxes	(60)	(234)	462	151	—	319

Net income (loss)	507	(373)	760	374	(603)	665
Net income attributable to noncontrolling interests	—	—	24	134	—	158

Net income (loss) attributable to HCA Holdings, Inc.	$507	$(373)	$736	$240	$(603)	$507

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$561	$(358)	$740	$275	$(657)	$561

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,079	$4,879	$—	$9,958
Provision for doubtful accounts	—	—	394	334	—	728

Revenues	—	—	4,685	4,545	—	9,230

Salaries and benefits	—	—	2,118	1,980	—	4,098
Supplies	—	—	805	727	—	1,532
Other operating expenses	5	—	789	850	—	1,644
Electronic health record incentive income	—	—	(24)	(11)	—	(35)
Equity in earnings of affiliates	(516)	—	(1)	(8)	516	(9)
Depreciation and amortization	—	—	224	230	—	454
Interest expense	46	536	(112)	(43)	—	427
Gains on sales of facilities	—	—	(11)	—	—	(11)
Losses on retirement of debt	—	226	—	—	—	226
Management fees	—	—	(176)	176	—	—

	(465)	762	3,612	3,901	516	8,326

Income (loss) before income taxes	465	(762)	1,073	644	(516)	904
Provision (benefit) for income taxes	(18)	(277)	381	186	—	272

Net income (loss)	483	(485)	692	458	(516)	632
Net income attributable to noncontrolling interests	—	—	18	131	—	149

Net income (loss) attributable to HCA Holdings, Inc.	$483	$(485)	$674	$327	$(516)	$483

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$516	$(477)	$677	$349	$(549)	$516

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$10,798	$10,456	$—	$21,254
Provision for doubtful accounts	—	—	846	835	—	1,681

Revenues	—	—	9,952	9,621	—	19,573

Salaries and benefits	—	—	4,467	4,423	—	8,890
Supplies	—	—	1,723	1,585	—	3,308
Other operating expenses	2	—	1,658	1,812	—	3,472
Electronic health record incentive income	—	—	(25)	(12)	—	(37)
Equity in earnings of affiliates	(1,226)	—	(3)	(26)	1,226	(29)
Depreciation and amortization	—	—	453	489	—	942
Interest expense	84	1,199	(342)	(97)	—	844
Gains on sales of facilities	—	—	(4)	—	—	(4)
Losses on retirement of debt	122	3	—	—	—	125
Management fees	—	—	(356)	356	—	—

	(1,018)	1,202	7,571	8,530	1,226	17,511

Income (loss) before income taxes	1,018	(1,202)	2,381	1,091	(1,226)	2,062
Provision (benefit) for income taxes	(80)	(458)	890	325	—	677

Net income (loss)	1,098	(744)	1,491	766	(1,226)	1,385
Net income attributable to noncontrolling interests	—	—	47	240	—	287

Net income (loss) attributable to HCA Holdings, Inc.	$1,098	$(744)	$1,444	$526	$(1,226)	$1,098

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,131	$(724)	$1,452	$531	$(1,259)	$1,131

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$10,109	$9,532	$—	$19,641
Provision for doubtful accounts	—	—	931	648	—	1,579

Revenues	—	—	9,178	8,884	—	18,062

Salaries and benefits	—	—	4,217	3,931	—	8,148
Supplies	—	—	1,619	1,445	—	3,064
Other operating expenses	10	—	1,562	1,717	—	3,289
Electronic health record incentive income	—	—	(46)	(19)	—	(65)
Equity in earnings of affiliates	(894)	—	(2)	(16)	894	(18)
Depreciation and amortization	—	—	442	459	—	901
Interest expense	92	1,093	(234)	(64)	—	887
Gains on sales of facilities	—	—	(32)	—	—	(32)
Losses on retirement of debt	—	226	—	—	—	226
Legal claim costs	—	78	—	—	—	78
Management fees	—	—	(350)	350	—	—

	(792)	1,397	7,176	7,803	894	16,478

Income (loss) before income taxes	792	(1,397)	2,002	1,081	(894)	1,584
Provision (benefit) for income taxes	(38)	(524)	733	327	—	498

Net income (loss)	830	(873)	1,269	754	(894)	1,086
Net income attributable to noncontrolling interests	—	—	47	209	—	256

Net income (loss) attributable to HCA Holdings, Inc.	$830	$(873)	$1,222	$545	$(894)	$830

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$888	$(851)	$1,227	$576	$(952)	$888

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$130	$543	$—	$673
Accounts receivable, net	—	—	2,907	2,897	—	5,804
Inventories	—	—	807	541	—	1,348
Deferred income taxes	376	—	—	—	—	376
Other	57	—	421	614	—	1,092

	433	—	4,265	4,595	—	9,293

Property and equipment, net	—	—	7,968	6,592	—	14,560
Investments of insurance subsidiaries	—	—	—	404	—	404
Investments in and advances to affiliates	23,262	—	16	166	(23,262)	182
Goodwill and other intangible assets	—	—	1,704	4,780	—	6,484
Other	571	—	21	195	—	787

	$24,266	$—	$13,974	$16,732	$(23,262)	$31,710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$7	$—	$1,149	$728	$—	$1,884
Accrued salaries	—	—	721	561	—	1,282
Other accrued expenses	29	359	507	875	—	1,770
Long-term debt due within one year	—	1,264	59	51	—	1,374

	36	1,623	2,436	2,215	—	6,310

Long-term debt, net	982	26,865	225	291	—	28,363
Intercompany balances	30,108	(11,233)	(22,244)	3,369	—	—
Professional liability risks	—	—	—	1,132	—	1,132
Income taxes and other liabilities	546	467	459	388	—	1,860

	31,672	17,722	(19,124)	7,395	—	37,665
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,406)	(17,722)	32,976	8,008	(23,262)	(7,406)
Noncontrolling interests	—	—	122	1,329	—	1,451

	(7,406)	(17,722)	33,098	9,337	(23,262)	(5,955)

	$24,266	$—	$13,974	$16,732	$(23,262)	$31,710

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$87	$479	$—	$566
Accounts receivable, net	—	—	2,812	2,882	—	5,694
Inventories	—	—	756	523	—	1,279
Deferred income taxes	366	—	—	—	—	366
Other	118	—	376	531	—	1,025

	484	—	4,031	4,415	—	8,930

Property and equipment, net	—	—	7,871	6,484	—	14,355
Investments of insurance subsidiaries	—	—	—	494	—	494
Investments in and advances to affiliates	21,970	—	16	149	(21,970)	165
Goodwill and other intangible assets	—	—	1,705	4,711	—	6,416
Other	435	—	27	158	—	620

	$22,889	$—	$13,650	$16,411	$(21,970)	$30,980

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$—	$1,272	$762	$—	$2,035
Accrued salaries	—	—	783	587	—	1,370
Other accrued expenses	45	317	517	858	—	1,737
Long-term debt due within one year	—	231	56	51	—	338

	46	548	2,628	2,258	—	5,480

Long-term debt, net	2,499	26,124	185	280	—	29,088
Intercompany balances	27,685	(10,141)	(21,405)	3,861	—	—
Professional liability risks	—	—	—	1,078	—	1,078
Income taxes and other liabilities	553	487	605	187	—	1,832

	30,783	17,018	(17,987)	7,664	—	37,478

Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,894)	(17,018)	31,516	7,472	(21,970)	(7,894)
Noncontrolling interests	—	—	121	1,275	—	1,396

	(7,894)	(17,018)	31,637	8,747	(21,970)	(6,498)

	$22,889	$—	$13,650	$16,411	$(21,970)	$30,980

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,098	$(744)	$1,491	$766	$(1,226)	$1,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	21	22	(1,360)	(779)	—	(2,096)
Provision for doubtful accounts	—	—	846	835	—	1,681
Depreciation and amortization	—	—	453	489	—	942
Income taxes	(101)	—	—	—	—	(101)
Gains on sales of facilities	—	—	(4)	—	—	(4)
Losses on retirement of debt	122	3	—	—	—	125
Amortization of debt issuance costs	2	17	—	—	—	19
Share-based compensation	103	—	—	—	—	103
Equity in earnings of affiliates	(1,226)	—	—	—	1,226	—
Other	34	—	(2)	(11)	—	21

Net cash provided by (used in) operating activities	53	(702)	1,424	1,300	—	2,075

Cash flows from investing activities:
Purchase of property and equipment	—	—	(470)	(534)	—	(1,004)
Acquisition of hospitals and health care entities	—	—	(16)	(79)	—	(95)
Disposition of hospitals and health care entities	—	—	14	8	—	22
Change in investments	—	—	6	61	—	67
Other	—	—	(6)	7	—	1

Net cash used in investing activities	—	—	(472)	(537)	—	(1,009)

Cash flows from financing activities:
Issuance of long-term debt	—	4,048	—	—	—	4,048
Net change in revolving credit facilities	—	(300)	—	—	—	(300)
Repayment of long-term debt	(1,632)	(1,971)	(24)	(17)	—	(3,644)
Distributions to noncontrolling interests	—	—	(46)	(191)	—	(237)
Payment of debt issuance costs	—	(33)	—	—	—	(33)
Repurchases of common stock	(940)	—	—	—	—	(940)
Changes in intercompany balances with affiliates, net	2,354	(1,042)	(839)	(473)	—	—
Income tax benefits	197	—	—	—	—	197
Other	(32)	—	—	(18)	—	(50)

Net cash (used in) provided by financing activities	(53)	702	(909)	(699)	—	(959)

Change in cash and cash equivalents	—	—	43	64	—	107
Cash and cash equivalents at beginning of period	—	—	87	479	—	566

Cash and cash equivalents at end of period	$—	$—	$130	$543	$—	$673

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$830	$(873)	$1,269	$754	$(894)	$1,086
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	13	(32)	(1,258)	(874)	—	(2,151)
Provision for doubtful accounts	—	—	931	648	—	1,579
Depreciation and amortization	—	—	442	459	—	901
Income taxes	(94)	—	—	—	—	(94)
Gains on sales of facilities	—	—	(32)	—	—	(32)
Losses on retirement of debt	—	226	—	—	—	226
Legal claim costs	—	78	—	—	—	78
Amortization of deferred loan costs	2	21	—	—	—	23
Share-based compensation	77	—	—	—	—	77
Equity in earnings of affiliates	(894)	—	—	—	894	—
Other	—	1	—	(1)	—	—

Net cash (used in) provided by operating activities	(66)	(579)	1,352	986	—	1,693

Cash flows from investing activities:
Purchase of property and equipment	—	—	(583)	(330)	—	(913)
Acquisition of hospitals and health care entities	—	—	(2)	(25)	—	(27)
Disposition of hospitals and health care entities	—	—	25	7	—	32
Change in investments	—	—	26	17	—	43
Other	—	—	—	1	—	1

Net cash used in investing activities	—	—	(534)	(330)	—	(864)

Cash flows from financing activities:
Issuance of long-term debt	—	3,502	—	—	—	3,502
Net change in revolving credit facilities	—	340	—	—	—	340
Repayment of long-term debt	—	(3,441)	(25)	(16)	—	(3,482)
Distributions to noncontrolling interests	—	—	(27)	(170)	—	(197)
Payment of debt issuance costs	—	(49)	—	—	—	(49)
Repurchase of common stock	(750)	—	—	—	—	(750)
Changes in intercompany balances with affiliates, net	756	227	(663)	(320)	—	—
Income tax benefits	75	—	—	—	—	75
Other	(15)	—	—	(9)	—	(24)

Net cash provided by (used in) financing activities	66	579	(715)	(515)	—	(585)

Change in cash and cash equivalents	—	—	103	141	—	244
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$215	$443	$—	$658

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Based on the Congressional Budget Office’s March 2015 projection, by 2025, the Health Reform Law will expand coverage to 25 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms. In King v. Burwell, the Supreme Court upheld subsidies for enrollees on the federally-facilitated exchanges and settled a significant challenge to the Health Reform Law’s effectiveness in reducing the number of uninsured individuals. Most of the provisions of the Health Reform Law that seek to decrease the number of uninsured became effective January 1, 2014. However, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed and will not be fully implemented until January 1, 2016. In addition, a number of states have opted out of the Medicaid expansion, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately implement the Medicaid expansion provisions of the law.

Second Quarter 2015 Operations Summary

Revenues increased to $9.897 billion in the second quarter of 2015 from $9.230 billion in the second quarter of 2014. Net income attributable to HCA Holdings, Inc. totaled $507 million, or $1.18 per diluted share, for the quarter ended June 30, 2015, compared to $483 million, or $1.07 per diluted share, for the quarter ended June 30, 2014. Second quarter 2015 results include net losses on sales of facilities of $5 million, or $0.01 per diluted share, and losses on retirement of debt of $125 million, or $0.18 per diluted share. Second quarter 2014 results include losses on retirement of debt of $226 million, or $0.32 per diluted share, and net gains on sales of facilities of $11 million, or $0.02 per diluted share of 2014. Results for the second quarter of 2014 also include $142 million, or $0.20 per diluted share, of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. All revenue amounts and revenue-related statistics for the quarter ended June 30, 2014 include the impact of this $142 million increase in Medicaid revenues. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 429.369 million shares for the quarter ended June 30, 2015 and 453.009 million shares for the quarter ended June 30, 2014. During 2014 and the first six months of 2015, we repurchased 28.583 million and 12.552 million shares of our common stock, respectively.

Revenues increased 7.2% on a consolidated basis and increased 6.2% on a same facility basis for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. The increase in consolidated revenues can be attributed primarily to the combined impact of a 1.2% increase in revenue per equivalent admission and a 6.0% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 1.2% increase in same facility revenue per equivalent admission and a 4.9% increase in same facility equivalent admissions.

During the quarter ended June 30, 2015, consolidated admissions and same facility admissions increased 4.8% and 4.1%, respectively, compared to the quarter ended June 30, 2014. Inpatient surgeries increased 2.4% on a consolidated basis and 2.0% on a same facility basis during the quarter ended June 30, 2015, compared to the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Second Quarter 2015 Operations Summary (continued)

quarter ended June 30, 2014. Outpatient surgeries increased 1.5% on a consolidated basis and 1.0% on a same facility basis during the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014. Emergency department visits increased 8.5% on a consolidated basis and 7.4% on a same facility basis during the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

For the quarter ended June 30, 2015, the provision for doubtful accounts increased $307 million, compared to the quarter ended June 30, 2014. The self-pay revenue deductions for charity care and uninsured discounts declined $6 million and increased $306 million, respectively, during the second quarter of 2015, compared to the second quarter of 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 30.7% for the second quarter of 2015, compared to 29.0% for the second quarter of 2014. Same facility uninsured admissions increased 8.7% for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

Electronic health record incentive income declined $17 million, from $35 million in the second quarter of 2014 to $18 million in the second quarter of 2015. Share-based compensation expense increased $15 million, from $40 million in the second quarter of 2014 to $55 million in the second quarter of 2015.

Cash flows from operating activities declined $193 million from $1.250 billion for the second quarter of 2014 to $1.057 billion for the second quarter of 2015. The decline is related primarily to the net impact of a $114 million increase from changes in working capital items and a $301 million decline related to income taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 7.2% from $9.230 billion in the second quarter of 2014 to $9.897 billion in the second quarter of 2015. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other payers for the quarters and six months ended June 30, 2015 and 2014 are summarized in the following table (dollars in millions):

	Quarter
	2015	Ratio	2014	Ratio
Medicare	$2,144	21.7%	$2,040	22.1%
Managed Medicare	1,016	10.3	906	9.8
Medicaid	408	4.1	588	6.4
Managed Medicaid	571	5.8	452	4.9
Managed care and other insurers	5,461	55.1	4,959	53.8
International (managed care and other insurers)	327	3.3	334	3.6

	9,927	100.3	9,279	100.6
Uninsured	558	5.6	318	3.4
Other	447	4.5	361	3.9

Revenues before provision for doubtful accounts	10,932	110.4	9,958	107.9
Provision for doubtful accounts	(1,035)	(10.4)	(728)	(7.9)

Revenues	$9,897	100.0%	$9,230	100.0%

	Six Months
	2015	Ratio	2014	Ratio
Medicare	$4,378	22.4%	$4,165	23.1%
Managed Medicare	2,068	10.6	1,805	10.0
Medicaid	860	4.4	1,032	5.7
Managed Medicaid	1,120	5.7	873	4.8
Managed care and other insurers	10,677	54.5	9,669	53.5
International (managed care and other insurers)	648	3.3	660	3.7

	19,751	100.9	18,204	100.8
Uninsured	626	3.2	706	3.9
Other	877	4.5	731	4.0

Revenues before provision for doubtful accounts	21,254	108.6	19,641	108.7
Provision for doubtful accounts	(1,681)	(8.6)	(1,579)	(8.7)

Revenues	$19,573	100.0%	$18,062	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Consolidated and same facility revenue per equivalent admission each increased 1.2% in the second quarter of 2015, compared to the second quarter of 2014. Same facility revenue per equivalent admission increased 2.8% in the second quarter of 2015, compared to the second quarter of 2014, after adjusting second quarter 2014 revenues to exclude the impact of the $142 million increase to revenues related to the Texas Medicaid Waiver Program. Consolidated and same facility equivalent admissions increased 6.0% and 4.9%, respectively, in the second quarter of 2015, compared to the second quarter of 2014. Consolidated and same facility admissions increased 4.8% and 4.1%, respectively, in the second quarter of 2015, compared to the second quarter of 2014. Consolidated and same facility outpatient surgeries increased 1.5% and 1.0%, respectively, in the second quarter of 2015, compared to the second quarter of 2014. Consolidated and same facility inpatient surgeries increased 2.4% and 2.0%, respectively, in the second quarter of 2015, compared to the second quarter of 2014. Consolidated and same facility emergency department visits increased 8.5% and 7.4%, respectively, in the second quarter of 2015, compared to the second quarter of 2014.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At June 30, 2015, our allowance for doubtful accounts represented approximately 92% of the $5.232 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and six months ended June 30, 2015 and 2014 follows (dollars in millions):

	Quarter				Six Months
	2015	Ratio	2014	Ratio	2015	Ratio	2014	Ratio
Charity care	$894	20%	$900	24%	$1,786	21%	$1,825	23%
Uninsured discounts	2,448	56	2,142	57	4,974	59	4,443	57
Provision for doubtful accounts	1,035	24	728	19	1,681	20	1,579	20

Totals	$4,377	100%	$3,770	100%	$8,441	100%	$7,847	100%

Same facility uninsured admissions increased by 2,619 admissions, or 8.7%, in the second quarter of 2015, compared to the second quarter of 2014. Same facility uninsured admissions declined by 12.5%, in the first quarter of 2015, compared to the first quarter of 2014. Same facility uninsured admissions in 2014, compared to 2013, declined 8.8% in the fourth quarter of 2014, declined 14.8% in the third quarter of 2014, declined 14.7% in the second quarter of 2014 and increased 2.1% in the first quarter of 2014. We believe the declines, compared to the prior year quarter, for the second quarter of 2014 through the first quarter of 2015 were primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. We believe the reversal during the second quarter of 2015, of the trend of declines during the previous four quarters, was primarily due to the anniversary of the benefit from the health insurance exchanges and Medicaid expansion programs that we began realizing during the second quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2015 and 2014 are set forth in the following table.

	Quarter		Six Months
	2015	2014	2015	2014
Medicare	30%	32%	31%	32%
Managed Medicare	15	14	15	14
Medicaid	6	8	6	8
Managed Medicaid	12	9	12	9
Managed care and other insurers	30	30	29	30
Uninsured	7	7	7	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2015 and 2014 are set forth in the following table.

	Quarter		Six Months
	2015	2014	2015	2014
Medicare	27%	28%	29%	29%
Managed Medicare	12	11	12	11
Medicaid	5	8	6	7
Managed Medicaid	6	5	5	5
Managed care and other insurers	47	48	47	47
Uninsured	3	—	1	1

	100%	100%	100%	100%

At June 30, 2015, we had 81 hospitals in the states of Texas and Florida. During the second quarter of 2015, 56% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 68% of our uninsured admissions during the second quarter of 2015.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare & Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Medicaid Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $88 million ($22 million DSRIP related and $66 million indigent care related) and $210 million ($22 million DSRIP related and $188 million indigent care related) during the second quarters of 2015 and 2014, respectively, and $165 million ($48 million DSRIP related and $117 million indigent care related) and $323 million ($43 million DSRIP related and $280 million indigent care related) during the first six months of 2015 and 2014, respectively, of Medicaid supplemental payments. During the second quarter of 2014, we recorded $142 million of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care related component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013.

On October 1, 2014, the Texas Health and Human Services Commission issued a notice to hospitals participating in the Texas Medicaid Waiver Program indicating that a review conducted by CMS identified certain local government/hospital affiliations it believes may be inconsistent with the waiver. During the third quarter of 2014, we ceased recognizing the estimated Medicaid revenues related to certain components of the Texas Medicaid Waiver Program. During the second quarter of 2015, based upon updated information from CMS and the receipt of the final payment for the program year ended September 30, 2014, we recognized estimated Medicaid net revenues of $17 million related to the affected components of the Texas Medicaid Waiver Program.

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

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. We recognized $18 million and $35 million of electronic health record incentive income, primarily related to Medicare, during the second quarters of 2015 and 2014, respectively. We recognized $37 million and $65 million of electronic health record incentive income, primarily related to Medicare, during the first six months of 2015 and 2014, respectively. At June 30, 2015, we had $11 million of deferred EHR incentive income, which represents payments received for which EHR incentive income has not been recognized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and six months ended June 30, 2015 and 2014 (dollars in millions):

	Quarter
	2015		2014
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$10,932		$9,958
Provision for doubtful accounts	1,035		728

Revenues	9,897	100.0	9,230	100.0

Salaries and benefits	4,492	45.4	4,098	44.4
Supplies	1,670	16.9	1,532	16.6
Other operating expenses	1,755	17.7	1,644	17.8
Electronic health record incentive income	(18)	(0.2)	(35)	(0.4)
Equity in earnings of affiliates	(10)	(0.1)	(9)	(0.1)
Depreciation and amortization	469	4.8	454	4.9
Interest expense	425	4.3	427	4.6
Losses (gains) on sales of facilities	5	—	(11)	(0.1)
Losses on retirement of debt	125	1.3	226	2.5

	8,913	90.1	8,326	90.2

Income before income taxes	984	9.9	904	9.8
Provision for income taxes	319	3.2	272	3.0

Net income	665	6.7	632	6.8
Net income attributable to noncontrolling interests	158	1.6	149	1.6

Net income attributable to HCA Holdings, Inc.	$507	5.1	$483	5.2

% changes from prior year:
Revenues	7.2%		9.2%
Income before income taxes	8.9		12.3
Net income attributable to HCA Holdings, Inc.	4.9		14.3
Admissions(a)	4.8		2.3
Equivalent admissions(b)	6.0		3.6
Revenue per equivalent admission	1.2		5.4
Same facility % changes from prior year(c):
Revenues	6.2		7.7
Admissions(a)	4.1		1.2
Equivalent admissions(b)	4.9		2.2
Revenue per equivalent admission	1.2		5.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2015		2014
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$21,254		$19,641
Provision for doubtful accounts	1,681		1,579

Revenues	19,573	100.0	18,062	100.0

Salaries and benefits	8,890	45.4	8,148	45.1
Supplies	3,308	16.9	3,064	17.0
Other operating expenses	3,472	17.7	3,289	18.2
Electronic health record incentive income	(37)	(0.2)	(65)	(0.4)
Equity in earnings of affiliates	(29)	(0.1)	(18)	(0.1)
Depreciation and amortization	942	4.9	901	5.0
Interest expense	844	4.3	887	4.9
Gains on sales of facilities	(4)	—	(32)	(0.2)
Losses on retirement of debt	125	0.6	226	1.3
Legal claim costs	—	—	78	0.4

	17,511	89.5	16,478	91.2

Income before income taxes	2,062	10.5	1,584	8.8
Provision for income taxes	677	3.4	498	2.8

Net income	1,385	7.1	1,086	6.0
Net income attributable to noncontrolling interests	287	1.5	256	1.4

Net income attributable to HCA Holdings, Inc.	$1,098	5.6	$830	4.6

% changes from prior year:
Revenues	8.4%		6.9%
Income before income taxes	30.2		9.6
Net income attributable to HCA Holdings, Inc.	32.3		8.2
Admissions(a)	5.3		1.2
Equivalent admissions(b)	6.9		2.2
Revenue per equivalent admission	1.3		4.7
Same facility % changes from prior year(c):
Revenues	7.4		5.6
Admissions(a)	4.6		0.3
Equivalent admissions(b)	5.9		0.9
Revenue per equivalent admission	1.4		4.6

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended June 30, 2015 and 2014

Net income attributable to HCA Holdings, Inc. totaled $507 million, or $1.18 per diluted share, for the second quarter of 2015 compared to $483 million, or $1.07 per diluted share, for the second quarter of 2014. Second quarter 2015 results include losses on retirement of debt of $125 million, or $0.18 per diluted share, and net losses on sales of facilities of $5 million, or $0.01 per diluted share. Second quarter 2014 results include net losses on retirement of debt of $226 million, or $0.32 per diluted share, and net gains on sales of facilities of $11 million, or $0.02 per diluted share. During the second quarter of 2014, we also recorded $142 million, or $0.20 per diluted share, of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. All revenue amounts and revenue-related statistics for the quarter ended June 30, 2014 include the impact of this $142 million increase in Medicaid revenues. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 429.369 million shares for the quarter ended June 30, 2015 and 453.009 million shares for the quarter ended June 30, 2014. During 2014 and the first six months of 2015, we repurchased 28.583 million and 12.552 million shares of our common stock, respectively.

For the second quarter of 2015, consolidated and same facility admissions increased 4.8% and 4.1%, respectively, compared to the second quarter of 2014. Consolidated and same facility outpatient surgical volumes increased 1.5% and 1.0%, respectively, during the second quarter of 2015, compared to the second quarter of 2014. Consolidated and same facility inpatient surgeries increased 2.4% and 2.0%, respectively, in the second quarter of 2015, compared to the second quarter of 2014. Consolidated and same facility emergency department visits increased 8.5% and 7.4%, respectively, during the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

Revenues before provision for doubtful accounts increased 9.8% for the second quarter of 2015 compared to the second quarter of 2014. The provision for doubtful accounts increased $307 million from $728 million in the second quarter of 2014 to $1.035 billion in the second quarter of 2015. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts declined $6 million and increased $306 million, respectively, during the second quarter of 2015, compared to the second quarter of 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.7% for the second quarter of 2015, compared to 29.0% for the second quarter of 2014. We believe this increase, which represents a reversal from the trend of declines during the previous four quarters, is primarily attributed to the anniversary of the benefits we began realizing during the second quarter of 2014 related to the health insurance exchanges and Medicaid expansion programs. At June 30, 2015, our allowance for doubtful accounts represented approximately 92% of the $5.232 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 7.2% due to the combined impact of revenue per equivalent admission growth of 1.2% and a 6.0% increase in equivalent admissions for the second quarter of 2015 compared to the second quarter of 2014. Same facility revenues increased 6.2% due to the combined impact of a 1.2% increase in same facility revenue per equivalent admission and a 4.9% increase in same facility equivalent admissions for the second quarter of 2015 compared to the second quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended June 30, 2015 and 2014 (continued)

Salaries and benefits, as a percentage of revenues, were 45.4% in the second quarter of 2015 and 44.4% in the second quarter of 2014. Salaries and benefits per equivalent admission increased 3.4% in the second quarter of 2015 compared to the second quarter of 2014. Same facility labor rate increases averaged 2.9% for the second quarter of 2015 compared to the second quarter of 2014.

Supplies, as a percentage of revenues, were 16.9% in the second quarter of 2015 and 16.6% in the second quarter of 2014. Supply costs per equivalent admission increased 2.9% in the second quarter of 2015 compared to the second quarter of 2014. Supply costs per equivalent admission increased 6.3% for pharmacy supplies, 2.1% for medical devices and 2.3% for general medical and surgical items in the second quarter of 2015 compared to the second quarter of 2014.

Other operating expenses, as a percentage of revenues, were 17.7% in the second quarter of 2015 and 17.8% in the second quarter of 2014. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $102 million and $96 million for the second quarters of 2015 and 2014, respectively.

We recognized $18 million and $35 million of electronic health record incentive income primarily related to Medicare incentives during the second quarters of 2015 and 2014, respectively.

Equity in earnings of affiliates was $10 million and $9 million in the second quarters of 2015 and 2014, respectively.

Depreciation and amortization increased $15 million, from $454 million in the second quarter of 2014 to $469 million in the second quarter of 2015.

Interest expense was $425 million in the second quarter of 2015 and $427 million in the second quarter of 2014. The small decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $29.623 billion for the second quarter of 2015 compared to $28.703 billion for the second quarter of 2014. The average effective interest rate for our long-term debt declined from 6.0% for the quarter ended June 30, 2014 to 5.8% for the quarter ended June 30, 2015.

During the second quarters of 2015 and 2014, we recorded net losses on sales of facilities of $5 million and net gains on sales of facilities of $11 million, respectively.

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 10, 2020. The pretax loss on retirement of debt was $3 million. During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of 7 3/4% senior notes due 2021 of HCA Holdings, Inc. The pretax loss on retirement of debt related to this redemption was $122 million.

During March 2014, we issued $3.500 billion aggregate principal amount of notes, comprised of $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024 and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended June 30, 2015 and 2014 (continued)

2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7  7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions was $226 million.

The effective tax rates were 38.7% and 36.0% for the second quarters of 2015 and 2014, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the second quarter of 2014 was reduced by $22 million related primarily to resolutions of prior year examinations. Excluding the effect of this adjustment, the effective rate for the second quarter of 2014 would have been 38.9%.

Net income attributable to noncontrolling interests increased from $149 million for the second quarter of 2014 to $158 million for the second quarter of 2015. The increase in net income attributable to noncontrolling interests related primarily to joint ventures in our United Kingdom market and our group purchasing organization.

Six Months Ended June 30, 2015 and 2014

Net income attributable to HCA Holdings, Inc. totaled $1.098 billion, or $2.54 per diluted share, in the six months ended June 30, 2015 compared to $830 million, or $1.82 per diluted share, in the six months ended June 30, 2014. The first six months of 2015 results include losses on retirement of debt of $125 million, or $0.18 per diluted share, and net gains on sales of facilities of $4 million. The first six months of 2014 results include losses on retirement of debt of $226 million, or $0.31 per diluted share, net gains on sales of facilities of $32 million, or $0.04 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. During the first six months of 2014, we also recorded $142 million, or $0.20 per diluted share, of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. All revenue amounts and revenue-related statistics for the six months ended June 30, 2014 include the impact of this $142 million increase in Medicaid revenues. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 432.329 million shares and 455.220 million shares for the six months ended June 30, 2015 and 2014, respectively. During 2014 and the first six months of 2015, we repurchased 28.583 million and 12.552 million shares of our common stock, respectively.

For the first six months of 2015, consolidated and same facility admissions increased 5.3% and 4.6%, respectively, compared to the first six months of 2014. Consolidated and same facility outpatient surgical volumes increased 1.7% and 1.3%, respectively, during the first six months of 2015, compared to the first six months of 2014. Consolidated and same facility inpatient surgeries increased 2.7% and 2.6%, respectively, in the first six months of 2015, compared to the first six months of 2014. Consolidated and same facility emergency department visits increased 10.4% and 9.4%, respectively, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Revenues before provision for doubtful accounts increased 8.2% for the first six months of 2015 compared to the first six months of 2014. Provision for doubtful accounts increased $102 million from $1.579 billion in the first six months of 2014 to $1.681 billion in the first six months of 2015. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts declined $39 million and increased $531 million, respectively, during the first six months of 2015,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Six Months Ended June 30, 2014 and 2013 (continued)

compared to the first six months of 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.1% for the first six months of 2015, compared to 30.3% for the first six months of 2014. At June 30, 2015, our allowance for doubtful accounts represented approximately 92% of the $5.232 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 8.4% due to the combined impact of revenue per equivalent admission growth of 1.3% and an increase of 6.9% in equivalent admissions for the first six months of 2015 compared to the first six months of 2014. Same facility revenues increased 7.4% due primarily to the combined impact of a 1.4% increase in same facility revenue per equivalent admission and a 5.9% increase in same facility equivalent admissions for the first six months of 2015 compared to the first six months of 2014.

Salaries and benefits, as a percentage of revenues, were 45.4% in the first six months of 2015 and 45.1% in the first six months of 2014. Salaries and benefits per equivalent admission increased 2.0% in the first six months of 2015 compared to the first six months of 2014. Same facility labor rate increases averaged 2.7% for the first six months of 2015 compared to the first six months of 2014.

Supplies, as a percentage of revenues, were 16.9% in the first six months of 2015 and 17.0% in the first six months of 2014. Supply cost per equivalent admission increased 0.9% in the first six months of 2015 compared to the first six months of 2014. Supply costs per equivalent admission increased 1.0% for medical devices, 3.5% for pharmacy supplies and 0.5% for general medical and surgical items in the first six months of 2015 compared to the first six months of 2014.

Other operating expenses, as a percentage of revenues, declined to 17.7% in the first six months of 2015 from 18.2% in the first six months of 2014. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $194 million and $192 million for the first six months of 2015 and 2014, respectively.

We recognized $37 million and $65 million of electronic health record incentive income primarily related to Medicare incentives during the first six months of 2015 and 2014, respectively.

Equity in earnings of affiliates was $29 million and $18 million in the first six months of 2015 and 2014, respectively.

Depreciation and amortization increased $41 million, from $901 million in the first six months of 2014 to $942 million in the first six months of 2015.

Interest expense declined from $887 million in the first six months of 2014 to $844 million in the first six months of 2015 due primarily to a decline in the average interest rate. Our average debt balance was $29.528 billion for the first six months of 2015 compared to $28.481 billion for the first six months of 2014. The average effective interest rate for our long term debt declined from 6.3% for the six months ended June 30, 2014 to 5.8% for the six months ended June 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Six Months Ended June 30, 2014 and 2013 (continued)

During the first six months of 2015 and 2014, we recorded net gains on sales of facilities of $4 million and $32 million, respectively.

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 10, 2020. The pretax loss on retirement of debt was $3 million. During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of 7 3/4% senior notes due 2021 of HCA Holdings, Inc. The pretax loss on retirement of debt related to this redemption was $122 million.

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

The effective tax rates were 38.1% and 37.5% for the first six months of 2015 and 2014, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $256 million for the first six months of 2014 to $287 million for the first six months of 2015. The increase in net income attributable to noncontrolling interests related primarily to joint ventures in our United Kingdom market, a Texas market and an Oklahoma market.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.075 billion in the first six months of 2015 compared to $1.693 billion in the first six months of 2014. The $382 million increase in cash provided by operating activities in the first six months of 2015 compared to the first six months of 2014 related primarily to the $299 million increase in net income. The combined interest payments and net tax payments in the first six months of 2015 and 2014 were $1.391 billion and $1.416 billion, respectively. Working capital totaled $2.983 billion at June 30, 2015 and $3.450 billion at December 31, 2014.

Cash used in investing activities was $1.009 billion in the first six months of 2015 compared to $864 million in the first six months of 2014. Excluding acquisitions, capital expenditures were $1.004 billion in the first six months of 2015 and $913 million in the first six months of 2014. We expended $15 million for the acquisition of a hospital facility and $80 million to acquire nonhospital health care facilities during the first six months of 2015. We expended $14 million for the acquisition of a hospital facility and $13 million to acquire nonhospital health

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

care entities during the first six months of 2014. Capital expenditures, excluding acquisitions, are expected to approximate $2.5 billion in 2015. At June 30, 2015, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.1 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $22 million and $32 million from sales of real estate and other investments during the first six months of 2015 and 2014, respectively. We received $67 million and $43 million of net cash flows from our investments in the first six months of 2015 and 2014, respectively.

Cash used in financing activities totaled $959 million in the first six months of 2015 compared to $585 million in the first six months of 2014. During the first six months of 2015, net cash flows used in financing activities included a net increase of $104 million in our indebtedness, repurchases of common stock of $940 million, distributions to noncontrolling interests of $237 million, payments of debt issuance costs of $33 million and receipts of $197 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first six months of 2014, net cash flows used in financing activities included a net increase of $360 million in our indebtedness, repurchase of common stock of $750 million, distributions to noncontrolling interests of $197 million, payments of debt issuance costs of $49 million and receipts of $75 million of income tax benefits for certain items (primarily related to employee exercises of stock options).

We are a highly leveraged company with significant debt service requirements. Our debt totaled $29.737 billion at June 30, 2015. Our interest expense was $844 million for the first six months of 2015 and $887 million for the first six months of 2014. The decline in interest expense was due to the decline in the average interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.627 billion and $2.857 billion available as of June 30, 2015 and July 31, 2015, respectively) and anticipated access to public and private debt markets.

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 10, 2020. The pretax loss on retirement of debt was $3 million.

During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of 7 3/4% senior notes due 2021 of HCA Holdings, Inc. The pretax loss on retirement of debt related to this redemption was $122 million.

During January 2015, we issued $1.000 billion aggregate principal amount of 5.375% senior notes due 2025. We used a portion of the net proceeds to repay at maturity $750 million aggregate principal amount of 6.375% senior unsecured notes due 2015.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $481 million and $558 million at June 30, 2015 and December 31, 2014, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $278 million and $347 million at June 30, 2015 and December 31, 2014, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.161 billion and $1.035 billion at June 30, 2015 and December 31, 2014, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $332 million. We estimate that approximately $280 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $478 million and $3 million, respectively, at June 30, 2015. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2015, we had a net unrealized gain of $15 million on the insurance subsidiaries’ investment securities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

With respect to our interest-bearing liabilities, approximately $4.278 billion of long-term debt at June 30, 2015 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.459 billion at June 30, 2015 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.3% for the six months ended June 30, 2014 to 5.8% for the six months ended June 30, 2015.

The estimated fair value of our total long-term debt was $31.255 billion at June 30, 2015. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $43 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies are currently insignificant to our results of operations and financial position.

Tax Examinations

The IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns during 2014. We are also subject to examination by state and foreign taxing authorities.

Management believes HCA Holdings, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data

	2015	2014
Number of hospitals in operation at:
March 31	168	165
June 30	168	165
September 30		165
December 31		166
Number of freestanding outpatient surgical centers in operation at:
March 31	113	115
June 30	112	115
September 30		113
December 31		113
Licensed hospital beds at(a):
March 31	43,500	43,000
June 30	43,647	43,025
September 30		43,241
December 31		43,356
Weighted average licensed beds(b):
Quarter:
First	43,451	42,958
Second	43,619	43,020
Third		43,226
Fourth		43,321
Year		43,132
Average daily census(c):
Quarter:
First	26,039	24,414
Second	24,920	23,468
Third		23,372
Fourth		24,094
Year		23,835
Admissions(d):
Quarter:
First	470,900	445,100
Second	464,200	442,800
Third		449,400
Fourth		458,000
Year		1,795,300
Equivalent admissions(e):
Quarter:
First	769,400	713,000
Second	778,200	734,200
Third		751,300
Fourth		760,200
Year		2,958,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Data (continued)

	2015	2014
Average length of stay (days)(f):
Quarter:
First	5.0	4.9
Second	4.9	4.8
Third		4.8
Fourth		4.8
Emergency room visits(g):
Quarter:
First	1,982,000	1,765,000
Second	2,007,400	1,849,800
Third		1,886,700
Fourth		1,949,200
Year		7,450,700
Outpatient surgeries(h):
Quarter:
First	214,500	210,500
Second	228,300	225,000
Third		222,700
Fourth		233,400
Year		891,600
Inpatient surgeries(i):
Quarter:
First	130,100	126,300
Second	131,800	128,700
Third		131,300
Fourth		132,600
Year		518,900
Days revenues in accounts receivable(j):
Quarter:
First	55	56
Second	53	54
Third		55
Fourth		54
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	38%	37%
Second	40%	38%
Third		38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at June 30, 2015(l):
Medicare and Medicaid	14%	1%	1%
Managed care and other discounted	24	5	6
Uninsured	15	7	27

Total	53%	13%	34%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.602 billion (each 1% is equivalent to approximately $106 million of gross accounts receivable).

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

As initially disclosed in 2010, the Civil Division of the Department of Justice (“DOJ”) contacted the Company in connection with its nationwide review of whether, in certain cases, hospital charges to the federal government relating to implantable cardio-defibrillators (“ICDs”) met the CMS criteria. In connection with this nationwide review, the DOJ indicated that it would be reviewing certain ICD billing and medical records at 95 HCA hospitals. On July 27, 2015, HCA entered into a settlement agreement to resolve this matter. The settlement agreement requires payments from HCA totaling approximately $15.8 million (which amount was accrued in a prior period), and the government releases claims at a number of HCA hospitals relating to ICD implants for the period October 1, 2003 through March 31, 2015. HCA makes no admission of wrongdoing in the settlement. The settlement resolves the government’s review of this matter.

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Hospital Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings, which are ongoing. A decision is anticipated in early 2016.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Trial is currently set for January 2016.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys fees for the plaintiff for the accounting phase of the case. Parties have filed post-trial motions, and rulings on the motions as well as any final judgment are anticipated for sometime in late 2015. At this time, we cannot predict what effect, if any, the final judgment could have on the Company. If the court denies HCA’s post-trial motion and enters judgment on the capital expenditures issues, HCA plans to pursue an appeal.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2015, our Board of Directors authorized a share repurchase program for up to $1 billion of our outstanding common stock. On May 4, 2015, our Board of Directors authorized another share repurchase program for up to $1 billion of our outstanding common stock. Repurchases made during the second quarter of 2015, as detailed below, were made pursuant to the February 2015 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2015 through June 30, 2015 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2015 through April 30, 2015	5,385,905	$77.23	5,385,905	$218
May 1, 2015 through May 31, 2015	955,727	$77.75	955,727	$1,144
June 1, 2015 through June 30, 2015	1,005,218	$83.58	1,005,218	$1,060

Total for second quarter 2015	7,346,850	$78.17	7,346,850	$1,060

On April 18, 2015, the Company entered into an agreement to repurchase 3,806,460 shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC (“the Bain Entities”) and certain charitable organizations that received shares of common stock as charitable contributions from certain partners and other employees of the Bain Entities at a purchase price of $77.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 17, 2015, less a discount of 1%.

ITEM 6.    EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 12, dated as of May 20, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 20, 2015 and incorporated herein by reference).

4.2	—

Joinder Agreement No. 1, dated as of June 10, 2015, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 15, 2015 and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and six months ended June 30, 2015 and 2014, filed with the SEC on August 5, 2015, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2015 and 2014, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2015 and 2014, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: August 5, 2015