Form 10-Q
period 2015-09-30
HCA Holdings, Inc.
filed 2015-10-29
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 23, 2015
Voting common stock, $.01 par value	407,667,700 shares

HCA HOLDINGS, INC.

Form 10-Q

September 30, 2015

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2015	2014	2015	2014
Revenues before provision for doubtful accounts	$11,014	$9,978	$32,268	$29,619
Provision for doubtful accounts	1,158	758	2,839	2,337

Revenues	9,856	9,220	29,429	27,282

Salaries and benefits	4,619	4,211	13,509	12,359
Supplies	1,644	1,539	4,952	4,603
Other operating expenses	1,796	1,688	5,268	4,977
Electronic health record incentive income	(9)	(32)	(46)	(97)
Equity in earnings of affiliates	(9)	(14)	(38)	(32)
Depreciation and amortization	482	460	1,424	1,361
Interest expense	411	427	1,255	1,314
Losses (gains) on sales of facilities	2	12	(2)	(20)
Losses on retirement of debt	—	—	125	226
Legal claim costs	77	—	77	78

	9,013	8,291	26,524	24,769

Income before income taxes	843	929	2,905	2,513
Provision for income taxes	270	318	947	816

Net income	573	611	1,958	1,697
Net income attributable to noncontrolling interests	124	93	411	349

Net income attributable to HCA Holdings, Inc.	$449	$518	$1,547	$1,348

Per share data:
Basic earnings per share	$1.08	$1.20	$3.71	$3.08
Diluted earnings per share	$1.05	$1.16	$3.60	$2.98
Shares used in earnings per share calculations (in millions):
Basic	414.939	432.617	417.146	437.832
Diluted	426.441	447.260	430.354	452.538

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2015	2014	2015	2014
Net income	$573	$611	$1,958	$1,697
Other comprehensive income (loss) before taxes:
Foreign currency translation	(54)	(58)	(41)	(18)

Unrealized gains (losses) on available-for-sale securities	2	2	(2)	10

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	6	3	17	11

	6	3	17	11

Change in fair value of derivative financial instruments	(17)	8	(47)	(21)
Interest costs included in interest expense	31	34	93	99

	14	42	46	78

Other comprehensive income (loss) before taxes	(32)	(11)	20	81
Income taxes (benefits) related to other comprehensive income items	(13)	(4)	6	30

Other comprehensive income (loss)	(19)	(7)	14	51

Comprehensive income	554	604	1,972	1,748
Comprehensive income attributable to noncontrolling interests	124	93	411	349

Comprehensive income attributable to HCA Holdings, Inc.	$430	$511	$1,561	$1,399

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$588	$566
Accounts receivable, less allowance for doubtful accounts of $5,111 and $5,011	5,827	5,694
Inventories	1,379	1,279
Deferred income taxes	412	366
Other	1,015	1,025

	9,221	8,930

Property and equipment, at cost	34,207	32,980
Accumulated depreciation	(19,503)	(18,625)

	14,704	14,355

Investments of insurance subsidiaries	409	494
Investments in and advances to affiliates	186	165
Goodwill and other intangible assets	6,540	6,416
Other	836	620

	$31,896	$30,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,877	$2,035
Accrued salaries	1,358	1,370
Other accrued expenses	1,701	1,737
Long-term debt due within one year	1,377	338

	6,313	5,480

Long-term debt, less net debt issuance costs of $160 and $219	28,375	29,088
Professional liability risks	1,117	1,078
Income taxes and other liabilities	1,903	1,832

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 412,638,300 shares in 2015 and 420,477,900 shares in 2014	4	4
Accumulated other comprehensive loss	(309)	(323)
Retained deficit	(6,989)	(7,575)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,294)	(7,894)
Noncontrolling interests	1,482	1,396

	(5,812)	(6,498)

	$31,896	$30,980

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Unaudited

(Dollars in millions)

	2015	2014
Cash flows from operating activities:
Net income	$1,958	$1,697
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in cash from operating assets and liabilities:
Accounts receivable	(2,976)	(2,655)
Provision for doubtful accounts	2,839	2,337

Accounts receivable, net	(137)	(318)
Inventories and other assets	(205)	(248)
Accounts payable and accrued expenses	(152)	(42)
Depreciation and amortization	1,424	1,361
Income taxes	(148)	(61)
Gains on sales of facilities	(2)	(20)
Losses on retirement of debt	125	226
Legal claim costs	77	78
Amortization of debt issuance costs	27	33
Share-based compensation	171	118
Other	38	(3)

Net cash provided by operating activities	3,176	2,821

Cash flows from investing activities:
Purchase of property and equipment	(1,571)	(1,482)
Acquisition of hospitals and health care entities	(184)	(97)
Disposal of hospitals and health care entities	27	38
Change in investments	94	22
Other	3	7

Net cash used in investing activities	(1,631)	(1,512)

Cash flows from financing activities:
Issuances of long-term debt	4,048	3,502
Net change in revolving bank credit facilities	(270)	(160)
Repayment of long-term debt	(3,702)	(3,525)
Distributions to noncontrolling interests	(367)	(325)
Payment of debt issuance costs	(34)	(49)
Repurchases of common stock	(1,386)	(750)
Income tax benefits	231	119
Other	(43)	(20)

Net cash used in financing activities	(1,523)	(1,208)

Change in cash and cash equivalents	22	101
Cash and cash equivalents at beginning of period	566	414

Cash and cash equivalents at end of period	$588	$515

Interest payments	$1,349	$1,441
Income tax payments, net	$864	$758

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2015, these affiliates owned and operated 168 hospitals, 114 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $79 million and $71 million for the quarters ended September 30, 2015 and 2014, respectively, and $237 million and $206 million for the nine months ended September 30, 2015 and 2014, respectively. Operating results for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other payers for the quarters and nine months ended September 30, 2015 and 2014 are summarized in the following table (dollars in millions):

	Quarter
	2015	Ratio	2014	Ratio
Medicare	$2,122	21.5%	$2,120	23.0%
Managed Medicare	1,031	10.5	901	9.8
Medicaid	402	4.1	372	4.0
Managed Medicaid	553	5.6	510	5.5
Managed care and other insurers	5,457	55.4	5,073	55.0
International (managed care and other insurers)	316	3.2	323	3.5

	9,881	100.3	9,299	100.8
Uninsured	695	7.0	313	3.4
Other	438	4.4	366	4.0

Revenues before provision for doubtful accounts	11,014	111.7	9,978	108.2
Provision for doubtful accounts	(1,158)	(11.7)	(758)	(8.2)

Revenues	$9,856	100.0%	$9,220	100.0%

	Nine Months
	2015	Ratio	2014	Ratio
Medicare	$6,500	22.1%	$6,285	23.0%
Managed Medicare	3,099	10.5	2,706	9.9
Medicaid	1,262	4.3	1,404	5.1
Managed Medicaid	1,673	5.7	1,383	5.1
Managed care and other insurers	16,134	54.8	14,742	54.0
International (managed care and other insurers)	964	3.3	983	3.6

	29,632	100.7	27,503	100.7
Uninsured	1,321	4.5	1,019	3.7
Other	1,315	4.5	1,097	4.0

Revenues before provision for doubtful accounts	32,268	109.7	29,619	108.4
Provision for doubtful accounts	(2,839)	(9.7)	(2,337)	(8.4)

Revenues	$29,429	100.0%	$27,282	100.0%

The decline in Medicaid revenues for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to our recording of an adjustment to increase Medicaid revenues during the quarter ended June 30, 2014 by $142 million, or $0.20 per diluted share, related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013.

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

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2015, we paid $15 million to acquire a hospital and $169 million to acquire other nonhospital health care entities. During the nine months ended September 30, 2014, we paid $14 million to acquire a hospital and $83 million to acquire other nonhospital health care entities.

During the nine months ended September 30, 2015, we received proceeds of $27 million and recognized net pretax gains of $2 million related to sales of real estate and other investments. During the nine months ended September 30, 2014, we received proceeds of $38 million and recognized net pretax gains of $20 million related to sales of real estate and other investments.

NOTE 3 — INCOME TAXES

During 2014, the IRS Examination Division began an audit of HCA Holdings Inc.’s 2011 and 2012 federal income tax returns. We are also subject to examination by state and foreign taxing authorities.

Our liability for unrecognized tax benefits was $541 million, including accrued interest of $69 million, as of September 30, 2015 ($548 million and $58 million, respectively, as of December 31, 2014). Unrecognized tax benefits of $228 million ($205 million as of December 31, 2014) would affect the effective rate, if recognized. The provision for income taxes reflects $2 million and $3 million ($1 million and $2 million, respectively, net of tax) of interest expense related to taxing authority examinations for the quarters ended September 30, 2015 and

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES (continued)

2014, respectively. The provision for income taxes reflects $6 million and $11 million ($4 million and $7 million, net of tax) of interest expense related to taxing authority examinations for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2015 and 2014 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2015	2014	2015	2014
Net income attributable to HCA Holdings, Inc.	$449	$518	$1,547	$1,348

Weighted average common shares outstanding	414.939	432.617	417.146	437.832
Effect of dilutive incremental shares	11.502	14.643	13.208	14.706

Shares used for diluted earnings per share	426.441	447.260	430.354	452.538

Earnings per share:
Basic earnings per share	$1.08	$1.20	$3.71	$3.08
Diluted earnings per share	$1.05	$1.16	$3.60	$2.98

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2015 and December 31, 2014 follows (dollars in millions):

	September 30, 2015
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$429	$16	$(1)	$444
Money market funds	13	—	—	13

	442	16	(1)	457
Equity securities	1	2	—	3

	$443	$18	$(1)	460

Amounts classified as current assets				(51)

Investment carrying value				$409

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

At September 30, 2015 and December 31, 2014, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at September 30, 2015 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$61	$61
Due after one year through five years	172	177
Due after five years through ten years	108	114
Due after ten years	101	105

	$442	$457

The average expected maturity of the investments in debt securities at September 30, 2015 was 4.2 years, compared to the average scheduled maturity of 5.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2015 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$3,000	December 2016	$(118)
Pay-fixed interest rate swaps	1,000	December 2017	(35)

During the next 12 months, we estimate $115 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the nine months ended September 30, 2015 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$30	Interest expense	$93

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2015, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2015, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $155 million.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at September 30, 2015 and December 31, 2014, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2015
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$444	$—	$438	$6
Money market funds	13	13	—	—

	457	13	438	6
Equity securities	3	3	—	—

Investments of insurance subsidiaries	460	16	438	6
Less amounts classified as current assets	(51)	(13)	(38)	—

	$409	$3	$400	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$153	$—	$153	$—

	December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$494	$—	$488	$6
Money market funds	61	61	—	—

	555	61	488	6
Equity securities	3	3	—	—

Investments of insurance subsidiaries	558	64	488	6
Less amounts classified as current assets	(64)	(61)	(3)	—

	$494	$3	$485	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$199	$—	$199	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The estimated fair value of our long-term debt was $30.765 billion and $30.861 billion at September 30, 2015 and December 31, 2014, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $29.912 billion and $29.645 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2015 and December 31, 2014, including related interest rates at September 30, 2015, follows (dollars in millions):

	September 30, 2015	December 31, 2014
Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$2,610	$2,880
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 4.9%)	5,668	5,517
Senior secured first lien notes (effective interest rate of 5.5%)	11,100	11,100
Other senior secured debt (effective interest rate of 5.9%)	632	573

First lien debt	20,010	20,070
Senior unsecured notes (effective interest rate of 6.6%)	9,902	9,575
Less net debt issuance costs	(160)	(219)

Total debt (average life of 6.1 years, rates averaging 5.4%)	29,752	29,426
Less amounts due within one year	1,377	338

	$28,375	$29,088

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company cooperated with the government’s request and produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. On February 24, 2015, the United States District Court for the Southern District of Florida unsealed a qui tam action which had been filed under seal on February 16, 2012 and alleges particular FCA violations relating to two specific facilities that were among the subjects of the Miami U.S. Attorney’s Office investigation. On January 30, 2015, the U.S. Attorney’s Office filed with the District Court a formal notice that the Department of Justice had declined to intervene in that action. The relator subsequently dismissed this qui tam action without prejudice. An additional qui tam action relating to these topics was unsealed and voluntarily dismissed by the relator. The U.S. Attorney’s Office in Miami is continuing its evaluation of the medical necessity of certain interventional cardiology services at the other hospitals for which the Company produced records. At this time, we cannot predict what effect, if any, the

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Government Investigations, Claims and Litigation (continued)

qui tam actions, or any claims that might result from the U.S. Attorney’s continued review, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

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

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Plaintiffs and defendants have each filed motions for summary judgment and to strike certain of the expert witnesses. If the case is not otherwise resolved, trial is likely to occur in 2016.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue, and granted the plaintiff’s motion for an award of additional pre-judgment interest. As a result of the court’s ruling on pre-judgment interest, the Company recognized $77 million of legal claim costs in its condensed consolidated income statements for the quarter and nine months ended September 30, 2015, and will continue to accrue

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Health Midwest Litigation (continued)

interest at 9% per annum until the matter is resolved. At September 30, 2015, the Company had an accrued liability of $382 million in connection with this litigation. Once final judgment is entered, the Company plans to pursue an appeal.

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2014	420.478	$4	$—	$(323)	$(7,575)	$1,396	$(6,498)
Comprehensive income	—	—	—	14	1,547	411	1,972
Repurchase of common stock	(17.629)	—	(425)	—	(961)	—	(1,386)
Distributions	—	—	—	—	—	(367)	(367)
Share-based benefit plans	9.789	—	433	—	—	—	433
Other	—	—	(8)	—	—	42	34

Balances at September 30, 2015	412.638	$4	$—	$(309)	$(6,989)	$1,482	$(5,812)

On April 18, 2015, the Company entered into an agreement to repurchase 3,806,460 shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC (“the Bain Entities”) and certain charitable organizations that received shares of common stock as charitable contributions from certain partners and other employees of the Bain Entities at a purchase price of $77.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 17, 2015, less a discount of 1% (the “Share Repurchase”). The Share Repurchase was made pursuant to the authorization of our Board of Directors in February 2015 to repurchase up to $1.0 billion of our outstanding common stock. During May 2015, our Board of Directors authorized an additional share repurchase program for up to $1.0 billion of our outstanding common stock. During the nine months ended September 30, 2015, we repurchased 13,822,818 shares of our common stock at an average price of $78.96 per share through market purchases, resulting in total repurchases pursuant to the February 2015 and May 2015 authorizations of 17,629,278 shares of our common stock at an average price of $78.60 per share. At September 30, 2015, we had no repurchase authorization remaining under the $1.0 billion February 2015 authorization and $614 million of repurchase authorization available under the $1.0 billion May 2015 authorization.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2014	$13	$(36)	$(174)	$(126)	$(323)
Unrealized losses on available-for-sale securities, net of income tax benefit	(2)	—	—	—	(2)
Foreign currency translation adjustments, net of $17 income tax benefit	—	(24)	—	—	(24)
Change in fair value of derivative instruments, net of $17 income tax benefit	—	—	—	(30)	(30)
Expense reclassified into operations from other comprehensive income, net of $6 and $34, respectively, income tax benefits	—	—	11	59	70

Balances at September 30, 2015	$11	$(60)	$(163)	$(97)	$(309)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2015 and 2014 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2015	2014	2015	2014
Revenues:
National Group	$4,580	$4,334	$13,928	$12,766
American Group	4,772	4,350	13,972	12,949
Corporate and other	504	536	1,529	1,567

	$9,856	$9,220	$29,429	$27,282

Equity in earnings of affiliates:
National Group	$(1)	$(6)	$(8)	$(12)
American Group	(9)	(8)	(25)	(23)
Corporate and other	1	—	(5)	3

	$(9)	$(14)	$(38)	$(32)

Adjusted segment EBITDA:
National Group	$919	$952	$3,084	$2,755
American Group	1,035	959	3,026	2,942
Corporate and other	(139)	(83)	(326)	(225)

	$1,815	$1,828	$5,784	$5,472

Depreciation and amortization:
National Group	$195	$187	$572	$564
American Group	219	212	662	627
Corporate and other	68	61	190	170

	$482	$460	$1,424	$1,361

Adjusted segment EBITDA	$1,815	$1,828	$5,784	$5,472
Depreciation and amortization	482	460	1,424	1,361
Interest expense	411	427	1,255	1,314
Losses (gains) on sales of facilities	2	12	(2)	(20)
Losses on retirement of debt	—	—	125	226
Legal claim costs	77	—	77	78

Income before income taxes	$843	$929	$2,905	$2,513

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

Our summarized condensed consolidating comprehensive income statements for the quarters and nine months ended September 30, 2015 and 2014, condensed consolidating balance sheets at September 30, 2015 and December 31, 2014 and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,721	$5,293	$—	$11,014
Provision for doubtful accounts	—	—	689	469	—	1,158

Revenues	—	—	5,032	4,824	—	9,856

Salaries and benefits	—	—	2,357	2,262	—	4,619
Supplies	—	—	853	791	—	1,644
Other operating expenses	7	—	865	924	—	1,796
Electronic health record incentive income	—	—	(6)	(3)	—	(9)
Equity in earnings of affiliates	(464)	—	(1)	(8)	464	(9)
Depreciation and amortization	—	—	230	252	—	482
Interest expense	16	608	(156)	(57)	—	411
Losses (gains) on sales of facilities	—	—	(1)	3	—	2
Legal claim costs	—	77	—	—	—	77
Management fees	—	—	(178)	178	—	—

	(441)	685	3,963	4,342	464	9,013

Income (loss) before income taxes	441	(685)	1,069	482	(464)	843
Provision (benefit) for income taxes	(8)	(258)	394	142	—	270

Net income (loss)	449	(427)	675	340	(464)	573
Net income attributable to noncontrolling interests	—	—	21	103	—	124

Net income (loss) attributable to HCA Holdings, Inc.	$449	$(427)	$654	$237	$(464)	$449

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$430	$(418)	$657	$206	$(445)	$430

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,133	$4,845	$—	$9,978
Provision for doubtful accounts	—	—	457	301	—	758

Revenues	—	—	4,676	4,544	—	9,220

Salaries and benefits	—	—	2,176	2,035	—	4,211
Supplies	—	—	797	742	—	1,539
Other operating expenses	4	—	804	880	—	1,688
Electronic health record incentive income	—	—	(22)	(10)	—	(32)
Equity in earnings of affiliates	(549)	—	(3)	(11)	549	(14)
Depreciation and amortization	—	—	225	235	—	460
Interest expense	46	536	(115)	(40)	—	427
Losses (gains) on sales of facilities	—	—	16	(4)	—	12
Management fees	—	—	(178)	178	—	—

	(499)	536	3,700	4,005	549	8,291

Income (loss) before income taxes	499	(536)	976	539	(549)	929
Provision (benefit) for income taxes	(19)	(205)	365	177	—	318

Net income (loss)	518	(331)	611	362	(549)	611
Net income attributable to noncontrolling interests	—	—	18	75	—	93

Net income (loss) attributable to HCA Holdings, Inc.	$518	$(331)	$593	$287	$(549)	$518

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$511	$(303)	$595	$250	$(542)	$511

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$16,519	$15,749	$—	$32,268
Provision for doubtful accounts	—	—	1,535	1,304	—	2,839

Revenues	—	—	14,984	14,445	—	29,429

Salaries and benefits	—	—	6,824	6,685	—	13,509
Supplies	—	—	2,576	2,376	—	4,952
Other operating expenses	9	—	2,523	2,736	—	5,268
Electronic health record incentive income	—	—	(31)	(15)	—	(46)
Equity in earnings of affiliates	(1,690)	—	(4)	(34)	1,690	(38)
Depreciation and amortization	—	—	683	741	—	1,424
Interest expense	100	1,807	(498)	(154)	—	1,255
Losses (gains) on sales of facilities	—	—	(5)	3	—	(2)
Losses on retirement of debt	122	3	—	—	—	125
Legal claim costs	—	77	—	—	—	77
Management fees	—	—	(534)	534	—	—

	(1,459)	1,887	11,534	12,872	1,690	26,524

Income (loss) before income taxes	1,459	(1,887)	3,450	1,573	(1,690)	2,905
Provision (benefit) for income taxes	(88)	(716)	1,284	467	—	947

Net income (loss)	1,547	(1,171)	2,166	1,106	(1,690)	1,958
Net income attributable to noncontrolling interests	—	—	68	343	—	411

Net income (loss) attributable to HCA Holdings, Inc.	$1,547	$(1,171)	$2,098	$763	$(1,690)	$1,547

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,561	$(1,142)	$2,109	$737	$(1,704)	$1,561

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$15,242	$14,377	$—	$29,619
Provision for doubtful accounts	—	—	1,388	949	—	2,337

Revenues	—	—	13,854	13,428	—	27,282

Salaries and benefits	—	—	6,393	5,966	—	12,359
Supplies	—	—	2,416	2,187	—	4,603
Other operating expenses	14	—	2,366	2,597	—	4,977
Electronic health record incentive income	—	—	(68)	(29)	—	(97)
Equity in earnings of affiliates	(1,443)	—	(5)	(27)	1,443	(32)
Depreciation and amortization	—	—	667	694	—	1,361
Interest expense	138	1,629	(349)	(104)	—	1,314
Gains on sales of facilities	—	—	(16)	(4)	—	(20)
Losses on retirement of debt	—	226	—	—	—	226
Legal claim costs	—	78	—	—	—	78
Management fees	—	—	(528)	528	—	—

	(1,291)	1,933	10,876	11,808	1,443	24,769

Income (loss) before income taxes	1,291	(1,933)	2,978	1,620	(1,443)	2,513
Provision (benefit) for income taxes	(57)	(729)	1,098	504	—	816

Net income (loss)	1,348	(1,204)	1,880	1,116	(1,443)	1,697
Net income attributable to noncontrolling interests	—	—	65	284	—	349

Net income (loss) attributable to HCA Holdings, Inc.	$1,348	$(1,204)	$1,815	$832	$(1,443)	$1,348

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,399	$(1,154)	$1,822	$826	$(1,494)	$1,399

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$109	$479	$—	$588
Accounts receivable, net	—	—	2,874	2,953	—	5,827
Inventories	—	—	821	558	—	1,379
Deferred income taxes	412	—	—	—	—	412
Other	13	—	428	574	—	1,015

	425	—	4,232	4,564	—	9,221

Property and equipment, net	—	—	8,078	6,626	—	14,704
Investments of insurance subsidiaries	—	—	—	409	—	409
Investments in and advances to affiliates	23,674	—	17	169	(23,674)	186
Goodwill and other intangible assets	—	—	1,703	4,837	—	6,540
Other	625	—	24	187	—	836

	$24,724	$—	$14,054	$16,792	$(23,674)	$31,896

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$9	$—	$1,165	$703	$—	$1,877
Accrued salaries	—	—	770	588	—	1,358
Other accrued expenses	14	245	540	902	—	1,701
Long-term debt due within one year	—	1,264	61	52	—	1,377

	23	1,509	2,536	2,245	—	6,313

Long-term debt, net	982	26,874	222	297	—	28,375
Intercompany balances	30,472	(10,757)	(22,877)	3,162	—	—
Professional liability risks	—	—	—	1,117	—	1,117
Income taxes and other liabilities	541	534	428	400	—	1,903

	32,018	18,160	(19,691)	7,221	—	37,708
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,294)	(18,160)	33,626	8,208	(23,674)	(7,294)
Noncontrolling interests	—	—	119	1,363	—	1,482

	(7,294)	(18,160)	33,745	9,571	(23,674)	(5,812)

	$24,724	$—	$14,054	$16,792	$(23,674)	$31,896

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,547	$(1,171)	$2,166	$1,106	$(1,690)	$1,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(22)	(56)	(1,959)	(1,296)	—	(3,333)
Provision for doubtful accounts	—	—	1,535	1,304	—	2,839
Depreciation and amortization	—	—	683	741	—	1,424
Income taxes	(148)	—	—	—	—	(148)
Losses (gains) on sales of facilities	—	—	(5)	3	—	(2)
Losses on retirement of debt	122	3	—	—	—	125
Legal claim costs	—	77	—	—	—	77
Amortization of debt issuance costs	3	24	—	—	—	27
Share-based compensation	171	—	—	—	—	171
Equity in earnings of affiliates	(1,690)	—	—	—	1,690	—
Other	49	3	—	(14)	—	38

Net cash provided by (used in) operating activities	32	(1,120)	2,420	1,844	—	3,176

Cash flows from investing activities:
Purchase of property and equipment	—	—	(764)	(807)	—	(1,571)
Acquisition of hospitals and health care entities	—	—	(51)	(133)	—	(184)
Disposition of hospitals and health care entities	—	—	19	8	—	27
Change in investments	—	—	2	92	—	94
Other	—	—	(6)	9	—	3

Net cash used in investing activities	—	—	(800)	(831)	—	(1,631)

Cash flows from financing activities:
Issuance of long-term debt	—	4,048	—	—	—	4,048
Net change in revolving credit facilities	—	(270)	—	—	—	(270)
Repayment of long-term debt	(1,632)	(2,001)	(45)	(24)	—	(3,702)
Distributions to noncontrolling interests	—	—	(70)	(297)	—	(367)
Payment of debt issuance costs	—	(34)	—	—	—	(34)
Repurchases of common stock	(1,386)	—	—	—	—	(1,386)
Changes in intercompany balances with affiliates, net	2,784	(623)	(1,483)	(678)	—	—
Income tax benefits	231	—	—	—	—	231
Other	(29)	—	—	(14)	—	(43)

Net cash (used in) provided by financing activities	(32)	1,120	(1,598)	(1,013)	—	(1,523)

Change in cash and cash equivalents	—	—	22	—	—	22
Cash and cash equivalents at beginning of period	—	—	87	479	—	566

Cash and cash equivalents at end of period	$—	$—	$109	$479	$—	$588

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,348	$(1,204)	$1,880	$1,116	$(1,443)	$1,697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	18	(151)	(1,660)	(1,152)	—	(2,945)
Provision for doubtful accounts	—	—	1,388	949	—	2,337
Depreciation and amortization	—	—	667	694	—	1,361
Income taxes	(61)	—	—	—	—	(61)
Gains on sales of facilities	—	—	(16)	(4)	—	(20)
Losses on retirement of debt	—	226	—	—	—	226
Legal claim costs	—	78	—	—	—	78
Amortization of deferred loan costs	2	31	—	—	—	33
Share-based compensation	118	—	—	—	—	118
Equity in earnings of affiliates	(1,443)	—	—	—	1,443	—
Other	—	3	—	(6)	—	(3)

Net cash (used in) provided by operating activities	(18)	(1,017)	2,259	1,597	—	2,821

Cash flows from investing activities:
Purchase of property and equipment	—	—	(893)	(589)	—	(1,482)
Acquisition of hospitals and health care entities	—	—	(7)	(90)	—	(97)
Disposition of hospitals and health care entities	—	—	31	7	—	38
Change in investments	—	—	22	—	—	22
Other	—	—	—	7	—	7

Net cash used in investing activities	—	—	(847)	(665)	—	(1,512)

Cash flows from financing activities:
Issuance of long-term debt	—	3,502	—	—	—	3,502
Net change in revolving credit facilities	—	(160)	—	—	—	(160)
Repayment of long-term debt	—	(3,462)	(35)	(28)	—	(3,525)
Distributions to noncontrolling interests	—	—	(45)	(280)	—	(325)
Payment of debt issuance costs	—	(49)	—	—	—	(49)
Repurchase of common stock	(750)	—	—	—	—	(750)
Changes in intercompany balances with affiliates, net	654	1,186	(1,331)	(509)	—	—
Income tax benefits	119	—	—	—	—	119
Other	(5)	—	—	(15)	—	(20)

Net cash provided by (used in) financing activities	18	1,017	(1,411)	(832)	—	(1,208)

Change in cash and cash equivalents	—	—	1	100	—	101
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$113	$402	$—	$515

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

Third Quarter 2015 Operations Summary

Revenues increased to $9.856 billion in the third quarter of 2015 from $9.220 billion in the third quarter of 2014. Net income attributable to HCA Holdings, Inc. totaled $449 million, or $1.05 per diluted share, for the quarter ended September 30, 2015, compared to $518 million, or $1.16 per diluted share, for the quarter ended September 30, 2014. Third quarter 2015 results include legal claim costs of $77 million, or $0.12 per diluted share, and net losses on sales of facilities of $2 million. Third quarter 2014 results include net losses on sales of facilities of $12 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 426.441 million shares for the quarter ended September 30, 2015 and 447.260 million shares for the quarter ended September 30, 2014. During 2014 and the first nine months of 2015, we repurchased 28.583 million and 17.629 million shares of our common stock, respectively.

Revenues increased 6.9% on a consolidated basis and increased 5.5% on a same facility basis for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. The increase in consolidated revenues can be attributed primarily to the combined impact of a 2.0% increase in revenue per equivalent admission and a 4.8% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 1.9% increase in same facility revenue per equivalent admission and a 3.6% increase in same facility equivalent admissions.

During the quarter ended September 30, 2015, consolidated admissions and same facility admissions increased 3.8% and 2.9%, respectively, compared to the quarter ended September 30, 2014. Inpatient surgeries increased 2.0% on a consolidated basis and 1.6% on a same facility basis during the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Outpatient surgeries increased 1.7% on a consolidated basis and 1.2% on a same facility basis during the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014. Emergency department visits increased 7.2% on a consolidated basis and 5.8% on a same facility basis during the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

For the quarter ended September 30, 2015, the provision for doubtful accounts increased $400 million, compared to the quarter ended September 30, 2014. The self-pay revenue deductions for charity care and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Third Quarter 2015 Operations Summary (continued)

uninsured discounts declined $106 million and increased $677 million, respectively, during the third quarter of 2015, compared to the third quarter of 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 33.1% for the third quarter of 2015, compared to 29.8% for the third quarter of 2014. Same facility uninsured admissions increased 13.6% for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

Electronic health record incentive income declined $23 million, from $32 million in the third quarter of 2014 to $9 million in the third quarter of 2015. Share-based compensation expense increased $27 million, from $41 million in the third quarter of 2014 to $68 million in the third quarter of 2015.

Cash flows from operating activities declined $27 million from $1.128 billion for the third quarter of 2014 to $1.101 billion for the third quarter of 2015. The decline is related primarily to a $42 million increase in net income tax payments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 6.9% from $9.220 billion in the third quarter of 2014 to $9.856 billion in the third quarter of 2015. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (includes the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other payers for the quarters and nine months ended September 30, 2015 and 2014 are summarized in the following table (dollars in millions):

	Quarter
	2015	Ratio	2014	Ratio
Medicare	$2,122	21.5%	$2,120	23.0%
Managed Medicare	1,031	10.5	901	9.8
Medicaid	402	4.1	372	4.0
Managed Medicaid	553	5.6	510	5.5
Managed care and other insurers	5,457	55.4	5,073	55.0
International (managed care and other insurers)	316	3.2	323	3.5

	9,881	100.3	9,299	100.8
Uninsured	695	7.0	313	3.4
Other	438	4.4	366	4.0

Revenues before provision for doubtful accounts	11,014	111.7	9,978	108.2
Provision for doubtful accounts	(1,158)	(11.7)	(758)	(8.2)

Revenues	$9,856	100.0%	$9,220	100.0%

	Nine Months
	2015	Ratio	2014	Ratio
Medicare	$6,500	22.1%	$6,285	23.0%
Managed Medicare	3,099	10.5	2,706	9.9
Medicaid	1,262	4.3	1,404	5.1
Managed Medicaid	1,673	5.7	1,383	5.1
Managed care and other insurers	16,134	54.8	14,742	54.0
International (managed care and other insurers)	964	3.3	983	3.6

	29,632	100.7	27,503	100.7
Uninsured	1,321	4.5	1,019	3.7
Other	1,315	4.5	1,097	4.0

Revenues before provision for doubtful accounts	32,268	109.7	29,619	108.4
Provision for doubtful accounts	(2,839)	(9.7)	(2,337)	(8.4)

Revenues	$29,429	100.0%	$27,282	100.0%

The increases in uninsured revenues for the quarter and nine months ended September 30, 2015 compared to the respective prior year periods are primarily due to increases in uninsured admissions and fluctuations in the number of accounts that are pending the determination of eligibility for Medicaid coverage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Consolidated and same facility revenue per equivalent admission increased 2.0% and 1.9%, respectively, in the third quarter of 2015, compared to the third quarter of 2014. Consolidated and same facility equivalent admissions increased 4.8% and 3.6%, respectively, in the third quarter of 2015, compared to the third quarter of 2014. Consolidated and same facility admissions increased 3.8% and 2.9%, respectively, in the third quarter of 2015, compared to the third quarter of 2014. Consolidated and same facility outpatient surgeries increased 1.7% and 1.2%, respectively, in the third quarter of 2015, compared to the third quarter of 2014. Consolidated and same facility inpatient surgeries increased 2.0% and 1.6%, respectively, in the third quarter of 2015, compared to the third quarter of 2014. Consolidated and same facility emergency department visits increased 7.2% and 5.8%, respectively, in the third quarter of 2015, compared to the third quarter of 2014.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At September 30, 2015, our allowance for doubtful accounts represented approximately 94% of the $5.426 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and nine months ended September 30, 2015 and 2014 follows (dollars in millions):

	Quarter				Nine Months
	2015	Ratio	2014	Ratio	2015	Ratio	2014	Ratio
Charity care	$929	19%	$1,035	26%	$2,715	20%	$2,860	24%
Uninsured discounts	2,796	57	2,119	54	7,770	58	6,562	56
Provision for doubtful accounts	1,158	24	758	20	2,839	22	2,337	20

Totals	$4,883	100%	$3,912	100%	$13,324	100%	$11,759	100%

Same facility uninsured admissions increased by 4,450 admissions, or 13.6%, in the third quarter of 2015, compared to the third quarter of 2014. Same facility uninsured admissions increased by 8.7%, in the second quarter of 2015, compared to the second quarter of 2014. Same facility uninsured admissions declined by 12.5%, in the first quarter of 2015, compared to the first quarter of 2014. Same facility uninsured admissions in 2014, compared to 2013, declined 8.8% in the fourth quarter of 2014, declined 14.8% in the third quarter of 2014, declined 14.7% in the second quarter of 2014 and increased 2.1% in the first quarter of 2014. We believe the declines, compared to the prior year quarter, for the second quarter of 2014 through the first quarter of 2015 were primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. We believe the reversal during the second and third quarters of 2015, of the trend of declines during the previous four quarters, was primarily due to the anniversary of the benefits from the health insurance exchanges and Medicaid expansion programs that we began realizing during the second quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2015 and 2014 are set forth in the following table.

	Quarter		Nine Months
	2015	2014	2015	2014
Medicare	30%	31%	31%	32%
Managed Medicare	14	14	15	14
Medicaid	6	7	6	7
Managed Medicaid	12	11	12	10
Managed care and other insurers	30	30	29	30
Uninsured	8	7	7	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2015 and 2014 are set forth in the following table.

	Quarter		Nine Months
	2015	2014	2015	2014
Medicare	26%	31%	28%	30%
Managed Medicare	12	11	12	11
Medicaid	6	5	6	6
Managed Medicaid	5	5	5	5
Managed care and other insurers	46	48	47	47
Uninsured	5	—	2	1

	100%	100%	100%	100%

At September 30, 2015, we had 81 hospitals in the states of Texas and Florida. During the third quarter of 2015, 56% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 68% of our uninsured admissions during the third quarter of 2015.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare & Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Thus, Texas is operating pursuant to a Waiver Program. The Texas Medicaid Waiver Program includes two primary components: the continuation of an indigent care component and the establishment of a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $87 million ($22 million DSRIP related and $65 million indigent care related) and $23 million (all DSRIP related) during the third quarters of 2015 and 2014, respectively, and $252 million ($70 million DSRIP related and $182 million indigent care related) and $346 million ($66 million DSRIP related and $280 million indigent care related) during the first nine months of 2015 and 2014, respectively, of Medicaid supplemental payments. During the third quarter of 2014, we recorded a reduction of $68 million to Medicaid revenues related to the Texas Medicaid Waiver Program. During the second quarter of 2014, we recorded a $142 million increase to Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013.

In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and CMS, and some states have made waiver requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. We recognized $9 million and $32 million of electronic health record incentive income, primarily related to Medicare, during the third quarters of 2015 and 2014, respectively. We recognized $46 million and $97 million of electronic health record incentive income, primarily related to Medicare, during the first nine months of 2015 and 2014, respectively.

For 2015, we estimate EHR incentive income will be recognized in the range of $46 million to $50 million. Actual incentive payments could vary from these estimates due to certain factors such as availability of federal funding for both Medicare and Medicaid incentive payments and our ability to continue to demonstrate meaningful use of certified EHR technology. The failure of our ability to continue to demonstrate meaningful use of EHR technology could have a material, adverse effect on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Quarter
	2015		2014
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$11,014		$9,978
Provision for doubtful accounts	1,158		758

Revenues	9,856	100.0	9,220	100.0
Salaries and benefits	4,619	46.9	4,211	45.7
Supplies	1,644	16.7	1,539	16.7
Other operating expenses	1,796	18.2	1,688	18.3
Electronic health record incentive income	(9)	(0.1)	(32)	(0.3)
Equity in earnings of affiliates	(9)	(0.1)	(14)	(0.2)
Depreciation and amortization	482	4.8	460	5.0
Interest expense	411	4.2	427	4.6
Losses on sales of facilities	2	—	12	0.1
Legal claim costs	77	0.8	—	—

	9,013	91.4	8,291	89.9

Income before income taxes	843	8.6	929	10.1
Provision for income taxes	270	2.8	318	3.5

Net income	573	5.8	611	6.6
Net income attributable to noncontrolling interests	124	1.2	93	1.0

Net income attributable to HCA Holdings, Inc.	$449	4.6	$518	5.6

% changes from prior year:
Revenues	6.9%		9.0%
Income before income taxes	(9.2)		32.4
Net income attributable to HCA Holdings, Inc.	(13.4)		42.0
Admissions(a)	3.8		3.9
Equivalent admissions(b)	4.8		5.5
Revenue per equivalent admission	2.0		3.3
Same facility % changes from prior year(c):
Revenues	5.5		8.1
Admissions(a)	2.9		2.8
Equivalent admissions(b)	3.6		4.1
Revenue per equivalent admission	1.9		3.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2015		2014
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$32,268		$29,619
Provision for doubtful accounts	2,839		2,337

Revenues	29,429	100.0	27,282	100.0
Salaries and benefits	13,509	45.9	12,359	45.3
Supplies	4,952	16.8	4,603	16.9
Other operating expenses	5,268	17.9	4,977	18.2
Electronic health record incentive income	(46)	(0.2)	(97)	(0.4)
Equity in earnings of affiliates	(38)	(0.1)	(32)	(0.1)
Depreciation and amortization	1,424	4.8	1,361	5.1
Interest expense	1,255	4.3	1,314	4.8
Gains on sales of facilities	(2)	—	(20)	(0.1)
Losses on retirement of debt	125	0.4	226	0.8
Legal claim costs	77	0.3	78	0.3

	26,524	90.1	24,769	90.8

Income before income taxes	2,905	9.9	2,513	9.2
Provision for income taxes	947	3.2	816	3.0

Net income	1,958	6.7	1,697	6.2
Net income attributable to noncontrolling interests	411	1.4	349	1.3

Net income attributable to HCA Holdings, Inc.	$1,547	5.3	$1,348	4.9

% changes from prior year:
Revenues	7.9%		7.6%
Income before income taxes	15.6		17.1
Net income attributable to HCA Holdings, Inc.	14.7		19.1
Admissions(a)	4.8		2.1
Equivalent admissions(b)	6.2		3.3
Revenue per equivalent admission	1.6		4.2
Same facility % changes from prior year(c):
Revenues	6.7		6.4
Admissions(a)	4.1		1.1
Equivalent admissions(b)	5.2		2.0
Revenue per equivalent admission	1.4		4.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2015 and 2014

Net income attributable to HCA Holdings, Inc. totaled $449 million, or $1.05 per diluted share, for the third quarter of 2015 compared to $518 million, or $1.16 per diluted share, for the third quarter of 2014. Third quarter 2015 results include legal claim costs of $77 million, or $0.12 per diluted share, and net losses on sales of facilities of $2 million. During the quarter ended September 30, 2014, we recorded $94 million, or $0.13 per diluted share, of Medicare revenues as the estimated settlement amount for certain claims denied by RAC entities conducting reviews on behalf of CMS and currently pending in the appeals process. CMS offered an administrative agreement to providers willing to withdraw their pending appeals in exchange for a timely partial payment (generally, 68% of the claim amount, subject to certain adjustments). We also recorded a reduction of $68 million, or $0.09 per diluted share, to Medicaid revenues related to the Texas Medicaid Waiver Program. All revenue amounts and revenue-related statistics for the third quarter of 2014 include the impact of these changes in estimates and the resulting $26 million net increase in revenues. Third quarter 2014 results include net losses on sales of facilities of $12 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 426.441 million shares for the quarter ended September 30, 2015 and 447.260 million shares for the quarter ended September 30, 2014. During 2014 and the first nine months of 2015, we repurchased 28.583 million and 17.629 million shares of our common stock, respectively.

For the third quarter of 2015, consolidated and same facility admissions increased 3.8% and 2.9%, respectively, compared to the third quarter of 2014. Consolidated and same facility outpatient surgical volumes increased 1.7% and 1.2%, respectively, during the third quarter of 2015, compared to the third quarter of 2014. Consolidated and same facility inpatient surgeries increased 2.0% and 1.6%, respectively, in the third quarter of 2015, compared to the third quarter of 2014. Consolidated and same facility emergency department visits increased 7.2% and 5.8%, respectively, during the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

Revenues before provision for doubtful accounts increased 10.4% for the third quarter of 2015 compared to the third quarter of 2014. The provision for doubtful accounts increased $400 million from $758 million in the third quarter of 2014 to $1.158 billion in the third quarter of 2015. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts declined $106 million and increased $677 million, respectively, during the third quarter of 2015, compared to the third quarter of 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 33.1% for the third quarter of 2015, compared to 29.8% for the third quarter of 2014. We believe this increase, which represents a reversal from the trend of declines during the four quarters preceeding the second quarter of 2015, is primarily attributed to the anniversary of the benefits we began realizing during the second quarter of 2014 related to the health insurance exchanges and Medicaid expansion programs. At September 30, 2015, our allowance for doubtful accounts represented approximately 94% of the $5.426 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 6.9% due primarily to the combined impact of revenue per equivalent admission growth of 2.0% and a 4.8% increase in equivalent admissions for the third quarter of 2015 compared to the third quarter of 2014. Same facility revenues increased 5.5% due to the combined impact of a 1.9% increase in same facility revenue per equivalent admission and a 3.6% increase in same facility equivalent admissions for the third quarter of 2015 compared to the third quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Quarters Ended September 30, 2015 and 2014 (continued)

Salaries and benefits, as a percentage of revenues, were 46.9% in the third quarter of 2015 and 45.7% in the third quarter of 2014. Salaries and benefits per equivalent admission increased 4.7% in the third quarter of 2015 compared to the third quarter of 2014. Same facility labor rate increases averaged 2.8% for the third quarter of 2015 compared to the third quarter of 2014. Contract labor increased $55 million, or 35.5%, in the third quarter of 2015 compared to the third quarter of 2014.

Supplies, as a percentage of revenues, were 16.7% in each of the third quarters of 2015 and 2014. Supply costs per equivalent admission increased 2.0% in the third quarter of 2015 compared to the third quarter of 2014. Supply costs per equivalent admission increased 6.9% for pharmacy supplies, 1.9% for medical devices and 0.3% for general medical and surgical items in the third quarter of 2015 compared to the third quarter of 2014.

Other operating expenses, as a percentage of revenues, were 18.2% in the third quarter of 2015 and 18.3% in the third quarter of 2014. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $72 million and $96 million for the third quarters of 2015 and 2014, respectively. During the third quarter of 2015, we recorded a reduction of $29 million to our provision for professional liability risks related to the receipt of updated actuarial information.

We recognized $9 million and $32 million of electronic health record incentive income primarily related to Medicare incentives during the third quarters of 2015 and 2014, respectively.

Equity in earnings of affiliates was $9 million and $14 million in the third quarters of 2015 and 2014, respectively.

Depreciation and amortization increased $22 million, from $460 million in the third quarter of 2014 to $482 million in the third quarter of 2015.

Interest expense was $411 million in the third quarter of 2015 and $427 million in the third quarter of 2014. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $29.696 billion for the third quarter of 2015 compared to $28.350 billion for the third quarter of 2014. The average effective interest rate for our long-term debt declined from 6.0% for the quarter ended September 30, 2014 to 5.5% for the quarter ended September 30, 2015.

During the third quarters of 2015 and 2014, we recorded net losses on sales of facilities of $2 million and $12 million, respectively.

We recorded $77 million of legal claim costs during the third quarter of 2015 for additional court-awarded interest costs related to the previously disclosed lawsuit alleging we did not make the full level of capital expenditures agreed to in connection with the purchase of hospitals from Health Midwest in 2003.

The effective tax rates were 37.6% and 38.0% for the third quarters of 2015 and 2014, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $93 million for the third quarter of 2014 to $124 million for the third quarter of 2015. The increase in net income attributable to noncontrolling interests related primarily to joint ventures in two of our Texas markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Months Ended September 30, 2015 and 2014

Net income attributable to HCA Holdings, Inc. totaled $1.547 billion, or $3.60 per diluted share, in the nine months ended September 30, 2015 compared to $1.348 billion, or $2.98 per diluted share, in the nine months ended September 30, 2014. The first nine months of 2015 results include losses on retirement of debt of $125 million, or $0.18 per diluted share, legal claim costs of $77 million, or $0.11 per diluted share, and net gains on sales of facilities of $2 million. The first nine months of 2014 results include losses on retirement of debt of $226 million, or $0.32 per diluted share, net gains on sales of facilities of $20 million, or $0.03 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 430.354 million shares and 452.538 million shares for the nine months ended September 30, 2015 and 2014, respectively. During 2014 and the first nine months of 2015, we repurchased 28.583 million and 17.629 million shares of our common stock, respectively.

For the first nine months of 2015, consolidated and same facility admissions increased 4.8% and 4.1%, respectively, compared to the first nine months of 2014. Consolidated and same facility outpatient surgical volumes increased 1.7% and 1.3%, respectively, during the first nine months of 2015, compared to the first nine months of 2014. Consolidated and same facility inpatient surgeries increased 2.5% and 2.3%, respectively, in the first nine months of 2015, compared to the first nine months of 2014. Consolidated and same facility emergency department visits increased 9.3% and 8.2%, respectively, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Revenues before provision for doubtful accounts increased 8.9% for the first nine months of 2015 compared to the first nine months of 2014. Provision for doubtful accounts increased $502 million from $2.337 billion in the first nine months of 2014 to $2.839 billion in the first nine months of 2015. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts declined $145 million and increased $1.208 billion, respectively, during the first nine months of 2015, compared to the first nine months of 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.2% for the first nine months of 2015, compared to 30.1% for the first nine months of 2014. At September 30, 2015, our allowance for doubtful accounts represented approximately 94% of the $5.426 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 7.9% due primarily to the combined impact of revenue per equivalent admission growth of 1.6% and an increase of 6.2% in equivalent admissions for the first nine months of 2015 compared to the first nine months of 2014. Same facility revenues increased 6.7% due primarily to the combined impact of a 1.4% increase in same facility revenue per equivalent admission and a 5.2% increase in same facility equivalent admissions for the first nine months of 2015 compared to the first nine months of 2014.

Salaries and benefits, as a percentage of revenues, were 45.9% in the first nine months of 2015 and 45.3% in the first nine months of 2014. Salaries and benefits per equivalent admission increased 2.9% in the first nine months of 2015 compared to the first nine months of 2014. Same facility labor rate increases averaged 2.7% for the first nine months of 2015 compared to the first nine months of 2014. Contract labor increased $130 million, or 28.2%, for the first nine months of 2015 compared to the first nine months of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Months Ended September 30, 2015 and 2014 (continued)

Supplies, as a percentage of revenues, were 16.8% in the first nine months of 2015 and 16.9% in the first nine months of 2014. Supply cost per equivalent admission increased 1.3% in the first nine months of 2015 compared to the first nine months of 2014. Supply costs per equivalent admission increased 1.3% for medical devices, 4.6% for pharmacy supplies and 0.4% for general medical and surgical items in the first nine months of 2015 compared to the first nine months of 2014.

Other operating expenses, as a percentage of revenues, declined to 17.9% in the first nine months of 2015 from 18.2% in the first nine months of 2014. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $266 million and $288 million for the first nine months of 2015 and 2014, respectively. During the first nine months of 2015, we recorded a reduction of $29 million to our provision for professional liability risks related to the receipt of updated actuarial information.

We recognized $46 million and $97 million of electronic health record incentive income primarily related to Medicare incentives during the first nine months of 2015 and 2014, respectively.

Equity in earnings of affiliates was $38 million and $32 million in the first nine months of 2015 and 2014, respectively.

Depreciation and amortization increased $63 million, from $1.361 billion in the first nine months of 2014 to $1.424 billion in the first nine months of 2015.

Interest expense declined from $1.314 billion in the first nine months of 2014 to $1.255 billion in the first nine months of 2015 due primarily to a decline in the average interest rate. Our average debt balance was $29.574 billion for the first nine months of 2015 compared to $28.401 billion for the first nine months of 2014. The average effective interest rate for our long term debt declined from 6.2% for the nine months ended September 30, 2014 to 5.7% for the nine months ended September 30, 2015.

During the first nine months of 2015 and 2014, we recorded net gains on sales of facilities of $2 million and $20 million, respectively.

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

During March 2014, we issued $3.500 billion aggregate principal amount of notes, comprised of $1.500 billion aggregate principal amount of 3.75% senior secured notes due 2019 and $2.000 billion aggregate principal amount of 5.00% senior secured notes due 2024 and repaid at maturity all $500 million aggregate principal amount of our outstanding 5.75% senior unsecured notes. During April 2014, we used proceeds from the March 2014 debt issuance to redeem all $1.500 billion aggregate principal amount of our outstanding 8 1/2 % senior secured notes due 2019 and all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020. The pretax loss on retirement of debt related to these redemptions was $226 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Months Ended September 30, 2015 and 2014 (continued)

We recorded $77 million of legal claim costs during the first nine months of 2015 for additional court-awarded interest costs, and we recorded $78 million of legal claim costs during the first nine months of 2014 to increase the estimate of our legal liability. Both amounts relate to the previously disclosed lawsuit alleging we did not make the full level of capital expenditures agreed to in connection with the purchase of hospitals from Health Midwest in 2003.

The effective tax rates were 38.0% and 37.7% for the first nine months of 2015 and 2014, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $349 million for the first nine months of 2014 to $411 million for the first nine months of 2015. The increase in net income attributable to noncontrolling interests related primarily to joint ventures in our United Kingdom market, a Texas market and an Oklahoma market.

Liquidity and Capital Resources

Cash provided by operating activities totaled $3.176 billion in the first nine months of 2015 compared to $2.821 billion in the first nine months of 2014. The $355 million increase in cash provided by operating activities in the first nine months of 2015 compared to the first nine months of 2014 related primarily to the $261 million increase in net income and net positive changes in working capital items of $114 million. The combined interest payments and net tax payments in the first nine months of 2015 and 2014 were $2.213 billion and $2.199 billion, respectively. Working capital totaled $2.908 billion at September 30, 2015 and $3.450 billion at December 31, 2014.

Cash used in investing activities was $1.631 billion in the first nine months of 2015 compared to $1.512 billion in the first nine months of 2014. Excluding acquisitions, capital expenditures were $1.571 billion in the first nine months of 2015 and $1.482 billion in the first nine months of 2014. We expended $15 million for the acquisition of a hospital facility and $169 million to acquire nonhospital health care facilities during the first nine months of 2015. We expended $14 million for the acquisition of a hospital facility and $83 million to acquire nonhospital health care entities during the first nine months of 2014. Capital expenditures, excluding acquisitions, are expected to approximate $2.4 billion in 2015. At September 30, 2015, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.4 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received $27 million and $38 million from sales of real estate and other investments during the first nine months of 2015 and 2014, respectively. We received $94 million and $22 million of net cash flows from our investments in the first nine months of 2015 and 2014, respectively.

Cash used in financing activities totaled $1.523 billion in the first nine months of 2015 compared to $1.208 billion in the first nine months of 2014. During the first nine months of 2015, net cash flows used in financing activities included a net increase of $76 million in our indebtedness, repurchases of common stock of $1.386 billion, distributions to noncontrolling interests of $367 million, payments of debt issuance costs of $34 million and receipts of $231 million of income tax benefits for certain items (primarily related to employee exercises of stock options). During the first nine months of 2014, net cash flows used in financing activities included a net decline of $183 million in our indebtedness, repurchase of common stock of $750 million, distributions to noncontrolling interests of $325 million, payments of debt issuance costs of $49 million and receipts of $119 million of income tax benefits for certain items (primarily related to employee exercises of stock options).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

We are a highly leveraged company with significant debt service requirements. Our debt totaled $29.752 billion at September 30, 2015. Our interest expense was $1.255 billion for the first nine months of 2015 and $1.314 billion for the first nine months of 2014. The decline in interest expense was due to the decline in the average interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.587 billion and $2.427 billion available as of September 30, 2015 and October 23, 2015, respectively) and anticipated access to public and private debt markets.

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 10, 2020. The pretax loss on retirement of debt was $3 million.

During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of 7 3/4 % senior notes due 2021 of HCA Holdings, Inc. The pretax loss on retirement of debt related to this redemption was $122 million.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $460 million and $558 million at September 30, 2015 and December 31, 2014, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $261 million and $347 million at September 30, 2015 and December 31, 2014, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.159 billion and $1.035 billion at September 30, 2015 and December 31, 2014, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $330 million. We estimate that approximately $279 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $457 million and $3 million, respectively, at September 30, 2015. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2015, we had a net unrealized gain of $17 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $4.279 billion of long-term debt at September 30, 2015 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.473 billion at September 30, 2015 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.2% for the nine months ended September 30, 2014 to 5.7% for the nine months ended September 30, 2015.

The estimated fair value of our total long-term debt was $30.765 billion at September 30, 2015. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $43 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Operating Data

	2015	2014
Number of hospitals in operation at:
March 31	168	165
June 30	168	165
September 30	168	165
December 31		166
Number of freestanding outpatient surgical centers in operation at:
March 31	113	115
June 30	112	115
September 30	114	113
December 31		113
Licensed hospital beds at(a):
March 31	43,500	43,000
June 30	43,647	43,025
September 30	43,731	43,241
December 31		43,356
Weighted average licensed beds(b):
Quarter:
First	43,451	42,958
Second	43,619	43,020
Third	43,700	43,226
Fourth		43,321
Year		43,132
Average daily census(c):
Quarter:
First	26,039	24,414
Second	24,920	23,468
Third	24,573	23,372
Fourth		24,094
Year		23,835
Admissions(d):
Quarter:
First	470,900	445,100
Second	464,200	442,800
Third	466,400	449,400
Fourth		458,000
Year		1,795,300

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2015	2014
Equivalent admissions(e):
Quarter:
First	769,400	713,000
Second	778,200	734,200
Third	787,300	751,300
Fourth		760,200
Year		2,958,700
Average length of stay (days)(f):
Quarter:
First	5.0	4.9
Second	4.9	4.8
Third	4.8	4.8
Fourth		4.8
Emergency room visits(g):
Quarter:
First	1,982,000	1,765,000
Second	2,007,400	1,849,800
Third	2,023,100	1,886,700
Fourth		1,949,200
Year		7,450,700
Outpatient surgeries(h):
Quarter:
First	214,500	210,500
Second	228,300	225,000
Third	226,400	222,700
Fourth		233,400
Year		891,600
Inpatient surgeries(i):
Quarter:
First	130,100	126,300
Second	131,800	128,700
Third	134,000	131,300
Fourth		132,600
Year		518,900
Days revenues in accounts receivable(j):
Quarter:
First	55	56
Second	53	54
Third	54	55
Fourth		54
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	38%	37%
Second	40%	38%
Third	40%	38%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at September 30, 2015(l):
Medicare and Medicaid	13%	1%	1%
Managed care and other discounted	25	5	6
Uninsured	17	7	25

Total	55%	13%	32%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the quarter divided by the revenues per day. “Revenues” used in this computation are net of the provision for doubtful accounts.
(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.938 billion (each 1% is equivalent to approximately $109 million of gross accounts receivable).

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

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company cooperated with the government’s request and produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. On February 24, 2015, the United States District Court for the Southern District of Florida unsealed a qui tam action which had been filed under seal on February 16, 2012 and alleges particular FCA violations relating to two specific facilities that were among the subjects of the Miami U.S. Attorney’s Office investigation. On January 30, 2015, the U.S. Attorney’s Office filed with the District Court a formal notice that the Department of Justice had declined to intervene in that action. The relator subsequently dismissed this qui tam action without prejudice. An additional qui tam action relating to these topics was unsealed and voluntarily dismissed by the relator. The U.S. Attorney’s Office in Miami is continuing its evaluation of the medical necessity of certain interventional cardiology services at the other hospitals for which the Company produced records. At this time, we cannot predict what effect, if any, the qui tam actions, or any claims that might result from the U.S. Attorney’s continued review, including any potential claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

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

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Plaintiffs and defendants have each filed motions for summary judgment and to strike certain of the expert witnesses. If the case is not otherwise resolved, trial is likely to occur in 2016.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitments. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and is accruing interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue, and granted the plaintiff’s motion for an award of additional pre-judgment interest. As a result of the court’s ruling on pre-judgment interest, the Company recognized $77 million of legal claim costs in its condensed consolidated income statements for the quarter and nine months ended September 30, 2015, and will continue to accrue interest at 9% per annum until the matter is resolved. At September 30, 2015, the Company had an accrued liability of $382 million in connection with this litigation. Once final judgment is entered, the Company plans to pursue an appeal.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2015, our Board of Directors authorized a share repurchase program for up to $1 billion of our outstanding common stock. This authorization was completed in July 2015. On May 4, 2015, our Board of Directors authorized another share repurchase program for up to $1 billion of our outstanding common stock. Repurchases made during the third quarter of 2015, as detailed below, were made through market purchases pursuant to the February 2015 and May 2015 authorizations. On October 26, 2015, our Board of Directors authorized an additional share repurchase program for up to $3 billion of our outstanding common stock.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2015 through September 30, 2015 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2015 through July 31, 2015	1,254,629	$92.48	1,254,629	$944
August 1, 2015 through August 31, 2015	2,054,016	$88.65	2,054,016	$762
September 1, 2015 through September 30, 2015	1,768,389	$83.46	1,768,389	$614

Total for third quarter 2015	5,077,034	$87.79	5,077,034	$614

ITEM 6.    EXHIBITS

(a) List of Exhibits:

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and nine months ended September 30, 2015 and 2014, filed with the SEC on October 29, 2015, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2015 and 2014, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2015 and 2014, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: October 29, 2015