Form 10-K
period 2015-12-31
HCA Holdings, Inc.
filed 2016-02-26
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2016, there were 396,958,400 outstanding shares of the Registrant’s common stock. As of June 30, 2015, the aggregate market value of the common stock held by nonaffiliates was approximately $29.839 billion. For purposes of the foregoing calculation only, Hercules Holding II, LLC and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

General

HCA Holdings, Inc. is one of the leading health care services companies in the United States. At December 31, 2015, we operated 168 hospitals, comprised of 164 general, acute care hospitals; three psychiatric hospitals; and one rehabilitation hospital. In addition, we operated 116 freestanding surgery centers. Our facilities are located in 20 states and England.

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

Our primary objective is to provide a comprehensive array of quality health care services in the most cost-effective manner possible. Our general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by our general, acute care hospitals, freestanding surgery centers, freestanding emergency care facilities, urgent care facilities, walk-in clinics, diagnostic centers and rehabilitation facilities. Our psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.

Our common stock is traded on the New York Stock Exchange (symbol “HCA”). Through our predecessors, we commenced operations in 1968. The Company was incorporated in Delaware in October 2010. Our principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and our telephone number is (615) 344-9551.

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

Health Care Facilities

We currently own, manage or operate hospitals, freestanding surgery centers, freestanding emergency care facilities, urgent care facilities, walk-in clinics, diagnostic and imaging centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers, physician practices and various other facilities.

At December 31, 2015, we owned and operated 164 general, acute care hospitals with 43,275 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

At December 31, 2015, we operated three psychiatric hospitals with 396 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

We also operate outpatient health care facilities, which include freestanding ambulatory surgery centers (“ASCs”), freestanding emergency care facilities, urgent care facilities, walk-in clinics, diagnostic and imaging centers, comprehensive rehabilitation and physical therapy centers, radiation and oncology therapy centers, physician practices and various other facilities. These outpatient services are an integral component of our strategy to develop comprehensive health care networks in select communities. Most of our ASCs are operated through partnerships or limited liability companies, with majority ownership of each partnership or limited liability company typically held by a general partner or member that is an affiliate of HCA.

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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through the American Health Benefit Exchanges (“Exchanges”), beginning in 2014), private insurers and directly from patients. Our revenues from third-party payers and the uninsured for the years ended December 31, 2015, 2014 and 2013 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2015	Ratio	2014	Ratio	2013	Ratio
Medicare	$8,654	21.8%	$8,354	22.6%	$7,951	23.3%
Managed Medicare	4,133	10.4	3,614	9.8	3,279	9.6
Medicaid	1,705	4.3	1,848	5.0	1,480	4.3
Managed Medicaid	2,234	5.6	1,923	5.2	1,570	4.6
Managed care and other insurers	21,882	55.2	20,066	54.4	18,654	54.6
International (managed care and other insurers)	1,295	3.3	1,311	3.6	1,175	3.4

	39,903	100.6	37,116	100.6	34,109	99.8
Uninsured	1,927	4.9	1,494	4.0	2,677	7.8
Other	1,761	4.4	1,477	4.0	1,254	3.7

Revenues before provision for doubtful accounts	43,591	109.9	40,087	108.6	38,040	111.3
Provision for doubtful accounts	(3,913)	(9.9)	(3,169)	(8.6)	(3,858)	(11.3)

Revenues	$39,678	100.0%	$36,918	100.0%	$34,182	100.0%

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

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans, including plans offered through the Exchanges. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care under our charity care policy. In implementing the uninsured discount policy, we may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions began on March 1, 2013, with the Centers for Medicare & Medicaid Services (“CMS”) imposing a 2% reduction on Medicare claims beginning on April 1, 2013. These reductions have been extended through 2025.

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

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), provides for annual decreases to the market basket, including the following reductions for each of the following federal fiscal years: 0.2% in 2016 and 0.75% in 2017, 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019. The American Taxpayer Relief Act of 2012 requires a negative documentation and coding adjustment for four years beginning in federal fiscal year 2014. It is estimated that this documentation and coding adjustment will reduce Medicare inpatient PPS payments by $10.5 billion. A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

For federal fiscal year 2015, CMS increased the MS-DRG rate by 1.4%. This increase reflected a 2.9% market basket increase, the 0.2% reduction required by the Health Reform Law, a negative 0.5% productivity adjustment, and a negative 0.8% prospective documentation and coding adjustment. For federal fiscal year 2016, CMS increased the MS-DRG rate by 0.9%. This increase reflects a 2.4% market basket increase, the 0.2% reduction required by the Health Reform Law, a negative 0.5% productivity adjustment, and a negative 0.8% prospective documentation and coding adjustment. There is also a negative 0.2% adjustment to offset projected spending increases associated with admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, for admissions on or after October 1, 2013, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need less than two midnights of hospital care will be subject to medical review on a case-by-case basis. Quality Improvement Organizations (“QIOs”) are handling the reviews of short inpatient stays and will refer claim denials to Medicare Administrative Contractors (“MACs”) for payment adjustments. Enforcement through Recovery Audit Contractor (“RAC”) audits is expected to begin in 2016.

CMS has implemented or is implementing a number of programs and requirements intended to transform Medicare from a passive payer to an active purchaser of quality goods and services. For example, hospitals receive a 2% reduction to their market basket updates if they fail to submit data for patient care quality indicators to the Secretary of the Department of Health and Human Services (“HHS”). As of federal fiscal year 2015, hospitals that do not participate lose an additional one-quarter of the percentage increase in their payment updates. All of our hospitals paid under the Medicare inpatient PPS are participating in the quality initiative by submitting the requested quality data. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle all of our hospitals to the full market basket adjustment.

Further, Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission and it is the only condition resulting in the assignment of the higher paying MS-DRG. In this situation, the case is paid as though the secondary diagnosis was not present. There are currently 14 categories of conditions on the list of HACs. In addition, CMS has established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. The Health Reform Law provides for reduced payments based on a hospital’s HAC rates. As of federal fiscal year 2015, the 25% of hospitals with the worst risk-adjusted HAC rates in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Each federal fiscal year, inpatient payments are reduced if a hospital experiences “excess” readmissions within the 30-day time period from the date of discharge for conditions designated by CMS. For federal fiscal year 2016, these conditions are heart attack, heart failure, pneumonia, chronic obstructive pulmonary disease, total hip arthroplasty and total knee arthroplasty. Hospitals with what CMS defines as excess readmissions for these conditions receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments are reduced is determined by comparing the hospital’s performance for each condition using three years of discharge data to a risk-adjusted national average, subject to a cap established by CMS. As of federal fiscal year 2015, the reduction in payments to hospitals with excess readmissions is capped at 3%. Each hospital’s performance is publicly reported by CMS.

The Health Reform Law additionally establishes a hospital value-based purchasing program to further link payments to quality and efficiency. For federal fiscal year 2016, CMS will reduce the inpatient PPS payment amount for all discharges by 1.75%; the reduction increases to 2% for 2017 and subsequent years. The total amount collected from these reductions is pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: clinical care; efficiency and cost reduction; safety and patient and caregiver experience of care. CMS estimates that $1.5 billion will be available to hospitals as incentive payments in federal fiscal year 2016 under the value-based purchasing program.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. For federal fiscal year 2015, CMS established an outlier threshold of $24,626, and for federal fiscal year 2016, CMS decreased the outlier threshold to $22,539. We do not anticipate that the decrease to the outlier threshold for federal fiscal year 2016 will have a material impact on our results of operations.

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

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. The Health

Reform Law provides for reductions to the market basket update, including reductions of 0.2% in calendar year 2016 and 0.75% in calendar years 2017, 2018 and 2019. For each calendar year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019. For calendar year 2015, CMS increased APC payment rates by 2.2%, which represented the full market basket update of 2.9%, a negative 0.5% productivity adjustment and the negative 0.2% adjustment required by the Health Reform Law. For calendar year 2016, CMS has issued a final rule that it estimates will result in a 0.4% reduction in payments for hospital outpatient services. The change is based on a market basket increase of 2.4%, a negative 0.5% productivity adjustment and the negative 0.2% adjustment required by the Health Reform Law, along with other policy changes, including a 2.0% reduction to address what CMS views as inflated payments in past years for laboratory tests packaged with payments for hospital outpatient services. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Health Reform Law also provides for reductions to the market basket update, including reductions of 0.2% in federal fiscal year 2016 and 0.75% in federal fiscal years 2017, 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the IRF PPS by $5.7 billion from 2010 to 2019. For federal fiscal year 2015, CMS updated inpatient rehabilitation rates by 2.2%, which reflected a 2.9% market basket increase, a negative 0.5% productivity adjustment and a 0.2% reduction required by the Health Reform Law. For federal fiscal year 2016, CMS has issued a final rule it estimates will result in an overall update to inpatient rehabilitation rates of 1.8%, which reflects a new inpatient rehabilitation-specific 2.4% market basket increase, a negative 0.5% productivity adjustment, a 0.2% reduction required by the Health Reform Law and a 0.1% increase to aggregate payments due to updating the outlier threshold. In addition, IRFs are required to report quality measures to CMS or they will receive a 2% reduction to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2015, we had one rehabilitation hospital and 50 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis (the “IPF PPS”), which is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. The rehabilitation, psychiatric and long-term care market basket update is used to update the IPF

PPS. The Health Reform Law also provides for reductions to the market basket update, including the following reductions for the following federal fiscal years: 0.2% in 2016 and 2017, and 0.75% in 2018, 2019 and 2020. For each payment year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the IPF PPS by $4.3 billion from 2010 to 2019. For federal fiscal year 2015, CMS increased inpatient psychiatric payment rates by 2.1%, including a market basket increase of 2.9%, reduced by a 0.5% productivity adjustment and 0.3% as required by the Health Reform Law. For federal fiscal year 2016, CMS issued a final rule that it estimates will increase inpatient psychiatric payment rates by 1.5%, which reflects a new inpatient psychiatric-specific market basket increase of 2.4%, reduced by a 0.5% productivity adjustment and 0.2% as required by the Health Reform Law, along with other payment adjustments. Inpatient psychiatric facilities are required to report quality measures to CMS or will receive a 2% reduction to the market basket update. As of December 31, 2015, we had three psychiatric hospitals and 54 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. For each federal fiscal year, the Health Reform Law provides for an annual reduction to the ASC payment system by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2015, CMS increased ASC payments by 1.4%, which included a consumer price index update of 1.9% and a negative 0.5% productivity adjustment. For calendar year 2016, CMS issued a final rule that provides for a 0.3% increase in ASC payments, which reflects a consumer price index update of 0.8% and a negative 0.5% productivity adjustment. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures will receive a 2% reduction in reimbursement.

Physician Services

Physician services are reimbursed under the physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made. The Protecting Access to Medicare Act of 2014 (“PAMA”) provides for annual reductions in PFS expenditures resulting from adjustments to relative values of misvalued codes. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. Historically, the aggregated amount was multiplied by a conversion factor (calculated by using the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. However, in April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) repealed the SGR physician payment methodology, effectively eliminating a payment reduction that was scheduled for physicians and other practitioners. Instead of tying payments to the SGR, MACRA provides for 0.5% annual updates for calendar years 2016 through 2019.

In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (“MIPS”) beginning in 2019, under which physicians will receive payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records (“EHRs”). While consolidating certain existing physician incentive programs, MIPS also requires CMS to provide, beginning in 2019, incentive payments for physicians and other eligible professionals that participate in alternative payment models.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes is not anticipated to have a material financial impact for 2016. Based on the Health Reform Law’s mandate, HHS submitted recommendations on reform to the Medicare wage index system, but Congress has not yet acted on the proposed reforms.

Medicare reimburses hospitals for a portion (65%) of bad debts resulting from deductible and coinsurance amounts that are uncollectable from Medicare beneficiaries.

CMS has implemented contractor reform whereby CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to 12 MACs, which are geographically assigned and service both Part A and Part B providers within a given jurisdiction. While chain providers had the option of having all hospitals use one home office MAC, we chose to use the MACs assigned to the geographic areas in which our hospitals are located. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

CMS contracts with third parties to promote the integrity of the Medicare program through review of quality concerns and detection and correction of improper payments. QIOs, for example, are groups of physicians and other health care quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the RAC program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The compensation for the RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. CMS has implemented the RAC program on a permanent, nationwide basis as required by statute; however, CMS recently reduced the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS plans to expand the RAC program to Medicare Advantage, as required by the Health Reform Law.

We have established policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable through administrative and judicial processes, and we pursue reversal of adverse determinations at appropriate appeal levels. We incur additional costs related to responding to RAC requests and denials, including costs associated with responding to requests for records and pursuing the reversal of payment denials and losses associated with overpayments that are not reversed upon appeal. Amounts that have not been reversed upon appeal have not been significant, but the number and amount of claims subject to RAC review have steadily increased. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. Depending upon the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Managed Medicare

Under the Managed Medicare program, the federal government contracts with private health plans to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 increased reimbursement to managed Medicare plans and expanded Medicare beneficiaries’ health care options. The Health Reform Law reduces, on a gradual basis through 2017, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law requires managed Medicare plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law also implements fee payment adjustments based on service benchmarks and quality ratings. Overall, the changes are expected to reduce payments to managed Medicare plans. In addition, the Health Reform Law expands the RAC program to include managed Medicare plans. In light of the current economic environment and the Health Reform Law, managed Medicare plans may experience reduced premium payments from CMS, which may lead to increased beneficiary premiums or limits on benefits which, in turn, may cause decreased enrollment in such plans.

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

Certain states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. However, for children, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law until October 1, 2019.

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

Accountable Care Organizations and Bundled Payment Initiatives

An Accountable Care Organization (“ACO”) is a network of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program (“MSSP”), which was established pursuant to the Health Reform Law, and the Next Generation ACO Model. As of January 2016, CMS has approved over 475 ACOs to participate in various Medicare ACO initiatives.

The Health Reform Law created the Center for Medicare & Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative implemented by the Center for Medicare & Medicaid Innovation is a voluntary bundled payment initiative known as the Bundled Payment for Care Improvement (“BPCI”) initiative. The BPCI initiative is comprised of four broadly defined models of care and links payments to participating providers for services provided during an episode of care. As required by the Health Reform Law, HHS established a separate five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations enter into payment arrangements that include financial and performance accountability for episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care.

Beginning in April 2016, hospitals located in markets selected by CMS, including many of our facilities, will be required to participate in the Comprehensive Care for Joint Replacement (“CJR”) model, a five-year bundled payment initiative focused on knee and hip replacements. Unlike the BPCI initiative, which is voluntary, the CJR initiative is mandatory in the selected geographic areas. The model aims to support better and more efficient care for beneficiaries by encouraging hospitals, physicians, and post-acute care providers to work together to improve quality and coordination of care from the initial hospitalization through recovery. The CJR model tests bundled payment and quality measurements by evaluating participating hospitals against quality standards and Medicare spending targets established by CMS for each episode of care. An episode of care begins with a patient’s hospital admission, ends 90 days post-discharge, and includes all related items and services that are paid under Medicare Part A and Part B for all Medicare fee-for-service beneficiaries, subject to exclusions enumerated by CMS. At the end of a model performance year, actual episode spending is compared to the Medicare target episode price for the responsible hospital. Depending on whether overall CMS spending per episode exceeds or falls below the target and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS.

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

Disproportionate Share Hospital Payments

In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate Share Hospital (“DSH”) payments are determined annually based on certain statistical information required by HHS and are paid as a percentage addition to MS-DRG payments.

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

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law, as modified by the Bipartisan Budget Act of 2013, provides for reductions to the Medicaid DSH hospital program in federal fiscal years 2016 through 2020. Subsequent legislation has delayed the implementation of the reductions until fiscal year 2018 and extended the reductions through fiscal year 2025. Under current law, Medicaid DSH will be reduced annually as follows: 2018 ($2 billion); 2019 ($3 billion); 2020 ($4 billion); 2021 ($5 billion); 2022 ($6 billion); 2023 ($7 billion); and 2024 and 2025 ($8 billion each). CMS issued a final rule in 2013 establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. Under that rule, states largely retained the ability to manage the reduced allotments and to allocate these cuts among providers within the state. However, due to the delays in the onset of the reductions, a new methodology will be required prior to fiscal year 2017.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 30% of our total admissions for each of the years ended December 31, 2015, 2014 and 2013, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases that were expected to yield 4.0% to 5.0% from managed care payers during 2015, there can be no assurance that we will continue to receive increases in the future. It is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases or the impact of plans offered through the Exchanges on us.

Uninsured and Self-Pay Patients

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2015, approximately 83% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements and incentives for individuals to obtain, and large employers to provide, insurance coverage. These mandates are reducing the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain and maintain coverage as a result of the law, the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals, any changes to the payer mix and any increases in plan structures that result in higher patient responsibility amounts.

Electronic Health Record Incentives

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for Medicare and Medicaid incentive payments for eligible hospitals and for eligible professionals that adopt and meaningfully use certified EHR technology and provides for penalties for eligible hospitals and eligible professionals that do not adopt and meaningfully use EHR technology. Through December 2015, approximately $32 billion in incentive payments have been made through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals.

Under the Medicare incentive program, eligible hospitals that demonstrate meaningful use will receive incentive payments for up to four fiscal years. As of federal fiscal year 2015, acute care hospitals that have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period receive reduced market basket updates under inpatient PPS.

Eligible professionals who demonstrate meaningful use are entitled to incentive payments for up to five payment years. As of calendar year 2015, eligible professionals who have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period face Medicare payment reductions.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Number of hospitals at end of period	168	166	165	162	163
Number of freestanding outpatient surgery centers at end of period	116	113	115	112	108
Number of licensed beds at end of period(a)	43,771	43,356	42,896	41,804	41,594
Weighted average licensed beds(b)	43,620	43,132	42,133	41,795	39,735
Admissions(c)	1,868,800	1,795,300	1,744,100	1,740,700	1,620,400
Equivalent admissions(d)	3,122,700	2,958,700	2,844,700	2,832,100	2,595,900
Average length of stay (days)(e)	4.9	4.8	4.8	4.7	4.8
Average daily census(f)	25,084	23,835	22,853	22,521	21,123
Occupancy rate(g)	58%	55%	54%	54%	53%
Emergency room visits(h)	8,050,200	7,450,700	6,968,100	6,912,000	6,143,500
Outpatient surgeries(i)	909,400	891,600	881,900	873,600	799,200
Inpatient surgeries(j)	529,900	518,900	508,800	506,500	484,500

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(d)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(e)	Represents the average number of days admitted patients stay in our hospitals.
(f)	Represents the average number of patients in our hospital beds each day.
(g)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(h)	Represents the number of patients treated in our emergency rooms.
(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

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

Federal Health Care Program Regulations

Participation in any federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal health care programs may be terminated, or civil and/or criminal penalties may be imposed. The Bipartisan Budget Act of 2015 requires civil monetary penalties to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the consumer price index.

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

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” reimbursable by Medicare or Medicaid unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. “Designated health services” include inpatient and outpatient hospital services, clinical laboratory services and radiology services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. Civil monetary penalties will increase by up to 150% in 2016, and annually thereafter, as described above.

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

Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act. The Bipartisan Budget Act of 2015 requires these penalties to increase by up to 150% by August 1, 2016, and annually thereafter, as described above. In some cases, violations of the Civil Monetary Penalty Law may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state health care programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-kickback Statute. Further, individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds under the Medicare Integrity Program.

The Federal False Claims Act and Similar State Laws

We are subject to state and federal laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. One of the most prominent of these laws is the FCA, which may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government’s behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. In addition, the FCA covers payments made in connection with the Exchanges created under the Health Reform Law, if those payments include any federal funds. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. If a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Civil monetary penalties will increase by up to 150% in 2016, and annually thereafter, as described above.

There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, may create liability. Submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the FCA. Whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. False claims under the FCA also include the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. Effective March 14, 2016, an overpayment is deemed to be identified when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA and implementing regulations require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. As required by the Health Reform Law, HHS is in the process of adopting standards for additional electronic transactions and establishing operating rules to promote uniformity in the implementation of each standardized electronic transaction. In addition, HIPAA requires that each provider use a National Provider Identifier. CMS published a final rule requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Health plans and providers, including our hospitals, were required to transition to the ICD-10 code sets by October 1, 2015, which required significant administrative changes.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $50,000 per violation for a maximum of $1,500,000 in a calendar year for violations of the same requirement. HHS is required to perform compliance audits and has announced its intent to perform audits in 2016. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We enforce a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations and under which a HIPAA compliance group monitors our compliance. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, including $30 million in federal fiscal year 2016. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Expanded Coverage

The Health Reform Law will expand coverage through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion

The primary public program coverage expansion is occurring through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The Health Reform Law requires all state Medicaid programs to provide, and the federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL and to apply a “5% income disregard” to the eligibility standard, so that eligibility is effectively extended to those with incomes up to 138% of the FPL. However, states may opt out of the expansion without losing existing federal Medicaid funding. States that choose not to implement the Medicaid expansion are foregoing funding established by the Health Reform Law to cover most of the expansion costs. A number of states, including Texas and Florida, have chosen not to participate in the expanded Medicaid program, but these states could choose to implement the expansion at a later date. For states that do not participate, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state.

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

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. However, for children, the Health Reform Law requires states to at least maintain Medicaid eligibility standards that were established prior to the enactment of the law until October 1, 2019.

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

Larger employers are subject to new requirements and incentives to provide health insurance benefits to their full time employees. Employers with 50 or more employees that do not offer health insurance will be subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

The Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. Individuals are required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is the greater of $695 or 2.5% of income in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance through the Exchanges is subsidized by the federal government. Those with lower incomes are eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.

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

Public Program Spending

As discussed in Item 1, “Business — Sources of Revenue,” the Health Reform Law provides for spending reductions for Medicare, Medicaid and other federal health care programs. It also increasingly ties payment for services to quality outcomes, provides for the creation of ACOs, and creates incentives and other initiatives to better coordinate patient care across settings and over time.

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

Impact of Health Reform Law on the Company

The expansion of health insurance coverage under the Health Reform Law may result in an increase in the number of patients using our facilities who have either private or public program coverage. In addition, the Health Reform Law provides for initiatives that create possible sources of additional revenue, such as ACOs. However, any positive effects of the Health Reform Law could be offset, and the Company could be significantly impacted, by reductions to the Medicare and Medicaid programs. Although the Health Reform Law has had a net positive effect on the Company to date, before considering the impact of Medicare reductions that began in 2010, substantial uncertainty remains regarding the ongoing net effect of the Health Reform Law on the Company because the resolution of a number of material factors remains unclear as discussed in Item 1A. “Risk Factors”.

General Economic and Demographic Factors

The health care industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. We anticipate that the federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on federal health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures, increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in our collecting patient receivables for copayment and deductible amounts. The Health Reform Law seeks to decrease over time the number of uninsured individuals, but it is difficult to predict the full impact of the Health Reform Law.

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

Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $25 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

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

Employees and Medical Staffs

At December 31, 2015, we had approximately 233,000 employees, including approximately 59,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2015, certain employees at 38 of our domestic hospitals are represented by various labor unions. While no elections are expected in 2016, it is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

Executive Officers of the Registrant

As of January 31, 2016, our executive officers were as follows:

Name	Age	Position(s)
R. Milton Johnson	59	Chairman, Chief Executive Officer and Director
David G. Anderson	68	Senior Vice President — Finance
Victor L. Campbell	69	Senior Vice President
Ravi S. Chari, M.D.	50	Senior Vice President — Clinical Excellence
Michael S. Cuffe, M.D.	50	President — Physician Services Group
Jana J. Davis	57	Senior Vice President — Corporate Affairs
Jane D. Englebright	57	Senior Vice President and Chief Nursing Officer
Jon M. Foster	54	President — American Group
Charles J. Hall	62	President — National Group
Samuel N. Hazen	55	Chief Operating Officer
A. Bruce Moore, Jr.	55	President — Service Line and Operations Integration
Sandra L. Morgan	53	Senior Vice President — Provider Relations
P. Martin Paslick	56	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	54	President — Clinical Services Group and Chief Medical Officer
William B. Rutherford	52	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	59	Senior Vice President and Chief Development Officer
Joseph N. Steakley	61	Senior Vice President — Internal Audit Services
John M. Steele	60	Senior Vice President — Human Resources
Donald W. Stinnett	59	Senior Vice President and Controller
Juan Vallarino	55	Senior Vice President — Employer and Payer Engagement
Robert A. Waterman	62	Senior Vice President, General Counsel and Chief Labor Relations Officer
Alan R. Yuspeh	66	Senior Vice President and Chief Ethics and Compliance Officer

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

David G. Anderson has served as Senior Vice President — Finance since July 1999 and also served as Treasurer of the Company from November 1996 to July 2014. Mr. Anderson also served as Vice President — Finance from September 1993 to July 1999. From March 1993 until September 1993, Mr. Anderson served as Vice President — Finance and Treasurer of Galen Health Care, Inc. From July 1988 to March 1993, Mr. Anderson served as Vice President — Finance and Treasurer of Humana Inc. Mr. Anderson is a member of the board of directors of Avenue Financial Holdings, Inc.

Victor L. Campbell has served as Senior Vice President of the Company since February 1994. He is responsible for government and investor relations. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell serves on the board of the Coalition to Protect America’s Health Care, as a member of the American Hospital Association’s President’s Forum, and on the board and executive committee of the Federation of American Hospitals.

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

Dr. Jonathan B. Perlin was appointed President — Clinical Services Group and Chief Medical Officer in November 2007. Dr. Perlin had served as Chief Medical Officer and Senior Vice President — Quality of the Company from August 2006 to November 2007. Prior to joining the Company, Dr. Perlin served as Under Secretary for Health in the U.S. Department of Veterans Affairs since April 2004. Dr. Perlin joined the Veterans Health Administration in November 1999 where he served in various capacities, including as Deputy Under Secretary for Health from July 2002 to April 2004, and as Chief Quality and Performance Officer from November 1999 to September 2002. He also served as Senior Advisor to the Acting Secretary of the U.S. Department of Veterans Affairs from July 2014 to September 2014 and is the immediate past Chairman for the American Hospital Association.

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

We are highly leveraged. As of December 31, 2015, our total indebtedness was $30.488 billion. As of December 31, 2015, we had availability of $1.959 billion under our senior secured revolving credit facility and $220 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations;

•

requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our unhedged borrowings are at variable rates of interest;

•	limiting our ability to make strategic acquisitions or causing us to make nonstrategic divestitures;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, share repurchases, product or service line development, debt service requirements, acquisitions and general corporate or other purposes; and

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

In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flows by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.

We may find it necessary or prudent to refinance our outstanding indebtedness, the terms of which may not be favorable to us. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the then current global economic and financial conditions. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

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

Under our asset-based revolving credit facility, when (and for as long as) the combined availability under our asset-based revolving credit facility and our senior secured revolving credit facility is less than a specified amount for a certain period of time or, if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the asset-based revolving credit facility and to collateralize letters of credit issued thereunder.

Under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance we will continue to meet those ratios. A breach of any of these covenants could result in a default under both the cash flow credit facility and the asset-based revolving credit facility. Upon the occurrence of an event of default under these senior secured credit facilities, the lenders thereunder could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit, which would also result in an event of default under a significant portion of our outstanding indebtedness. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged a significant portion of our assets under our senior secured credit facilities and that collateral is also pledged as collateral under our first lien notes. If any of the lenders under the senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance there will be sufficient assets to repay the senior secured credit facilities, the first lien notes and our other indebtedness.

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

In addition, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals face competition from competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Our hospitals compete with specialty hospitals and with both our own and unaffiliated freestanding surgery centers for market share in certain high margin services and for quality physicians and personnel. If ASCs are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ASCs. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Further, if our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ASCs, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2015, our allowance for doubtful accounts represented approximately 94.5% of the $5.636 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $15.565 billion for 2013 to $15.943 billion for 2014 and to $18.287 billion for 2015.

Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including conditions impacting the overall economy and high unemployment. The Health Reform Law contains provisions that seek to decrease, over time, the number of uninsured individuals through reforms, most of which became effective January 1, 2014, but it is difficult to predict the full impact of the Health Reform Law. For example, a number of states have opted out of the Medicaid expansion. Further, certain provisions have been delayed. For example, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, was not fully implemented until January 1, 2016. Even after full implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for individuals residing in states that choose not to implement the Medicaid expansion, for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and for certain others who may not have insurance coverage. Further, implementation of the Health Reform Law could result in some patients terminating their current insurance plans in favor of lower cost Medicaid plans or other insurance coverage with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 42.1% of our revenues from the Medicare and Medicaid programs in 2015. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These reductions have been extended by Congress through 2025. We are unable to predict what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts. These reductions are in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, CMS has established what is referred to as the “two midnight rule.” Under the rule, for admissions on or after October 1, 2013, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need fewer than two midnights of hospital care will be subject to medical review on a case-by-case basis. QIOs are handling the reviews of short inpatient stays, and enforcement through RAC audits potentially will begin in 2016.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. The economic downturn increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely may continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and CHIP in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs, which could result in Medicaid supplemental payments being reduced or eliminated. Currently, Texas operates a Medicaid Waiver Program pursuant to a waiver that expires on September 30, 2016. Texas has submitted an application to extend its Waiver Program, but CMS has not yet issued a decision. We cannot predict whether the Texas Medicaid Waiver Program will be extended, continue in its current form or guarantee that revenues recognized from the program will not decrease.

The Health Reform Law made changes to the Medicaid program and will likely cause additional changes in the future. For example, the Health Reform Law provides for material reductions to Medicaid DSH funding. The Health Reform Law may require further state legislative and regulatory changes in order for states to comply with federal mandates and to participate in grants and other incentive opportunities. A number of states have opted out of the Medicaid expansion provisions of the Health Reform Law, but these states could choose to implement the expansion at a later date. It is unclear how many states will ultimately implement the Medicaid expansion provisions of the law.

In some cases, commercial third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from commercial third-party payers.

Current or future health care reform and deficit reduction efforts, changes in laws or regulations regarding government health care programs, other changes in the administration of government health care programs and changes by commercial third-party payers in response to health care reform and other changes to government health care programs could have a material, adverse effect on our financial position and results of operations.

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

The expansion of health insurance coverage under the Health Reform Law may result in an increase in the number of patients using our facilities who have either private or public program coverage, and our facilities may benefit from Health Reform Law initiatives that create possible sources of additional revenue. However, any positive effects of the Health Reform Law could be offset and the Company could be significantly impacted by reductions to the Medicare and Medicaid programs. Although the Health Reform Law has had a net positive effect on the Company to date, before considering the impact of Medicare reductions that began in 2010, substantial uncertainty remains regarding the ongoing net effect of the Health Reform Law on the Company because the resolution of a number of material factors remains unclear, including the following:

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

•	the possibility of enactment of additional federal or state health care reforms and possible changes to the Health Reform Law;

•	the success and long-term viability of the Exchanges, which may be impacted by whether a sufficient number of payers participate in the Exchanges;

•	our ability to participate in health insurance plans offered through the Exchanges and the terms of our participation as well as treatment of out of network claims;

•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law;

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•

the rate paid to hospitals by private payers for newly covered individuals and individuals with existing coverage including those covered through health insurance plans offered through the Exchanges, some of whom may have been previously covered by employer-sponsored plans;

•	the rate paid by state governments and private payers pursuant to contracts with the state under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing provisions of the Health Reform Law on our hospitals’ revenues and the effects of other quality programs;

•	the percentage of individuals in the Exchanges who select restricted network plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented (42.1% of our revenues in 2015 were from Medicare and Medicaid);

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the implementation and amounts of Medicare DSH reductions and the allocation of the Medicaid DSH reductions to our hospitals;

•	the effect of ACO efforts to coordinate care and reduce costs, including the possibility that they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•

whether the Company’s revenues from Medicaid supplemental programs developed through a federally approved waiver program will be adversely affected because there may be reductions in available state and local government funding for the programs or the programs may be discontinued or modified; and

•	the impact of court challenges, the 2016 federal election and efforts to repeal or revise the Health Reform Law.

If our volume of patients with commercial insurance declines or we are unable to retain and negotiate favorable contracts with nongovernment payers, including managed care plans, our revenues may be reduced.

Nongovernment payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid or other government health care programs. Reimbursement rates are set forth by contract when our facilities are in-network, and payers utilize plan structures to encourage or require the use of in-network providers. Revenues derived from nongovernment payers (domestic only) accounted for 55.2%, 54.4% and 54.6% of our revenues for 2015, 2014 and 2013, respectively. As a result, our ability to maintain or increase patient volumes covered by nongovernment payers and to maintain and obtain favorable contracts with nongovernment payers significantly affects the revenues and operating results of our facilities.

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

Among these laws are the federal Anti-kickback Statute, the federal Stark Law, the FCA and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals, other health care facilities and employed physicians or who are the recipients of referrals, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

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

Governmental agencies and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and Medicaid claims. RAC denials are appealable; however, there are currently significant delays in the assignment of new Medicare appeals to Administrative Law Judges, which negatively impacts our ability to appeal RAC payment denials. In 2014, HHS offered to pay hospitals 68% of the net allowable amount associated with inpatient status claims denials in exchange for the withdrawal of all medical claims appealed. We accepted the settlement offer and executed an administrative agreement with HHS.

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

Changes to physician utilization practices and treatment methodologies, governmental or managed care controls designed to reduce inpatient services or surgical procedures and other factors outside our control that impact demand for medical services may reduce our revenues.

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

Volume, admission and case-mix trends may be impacted by other factors beyond our control, such as changes in volume of certain high acuity services, variations in the prevalence and severity of outbreaks of influenza and other illnesses and medical conditions, seasonal and severe weather conditions, changes in treatment regimens and medical technology and other advances. These factors may reduce the demand for services we offer and decrease the reimbursement that we receive. Significant limits on the scope of services reimbursed, cost controls, changes to physician utilization practices, treatment methodologies, reimbursement rates and fees and other factors beyond our control could have a material, adverse effect on our business, financial position and results of operations.

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

There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. As of federal fiscal year 2015, the 25% of hospitals with the worst risk-adjusted HAC rates in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments.

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

As required by the Health Reform Law, HHS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 1.75% in federal fiscal year 2016. This percentage increases to 2% in federal fiscal year 2017 and for subsequent years. HHS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS estimates that it will distribute $1.5 billion to hospitals in federal fiscal year 2016 based on their achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.

Beginning in April 2016, hospitals located in markets selected by CMS will be required to participate in the CJR model, a five-year mandatory bundled payment initiative focused on knee and hip replacements. Participating hospitals will be evaluated against quality standards and Medicare spending targets established by CMS for each episode of care. Depending on whether overall CMS spending per episode exceeds or falls below the target and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Mandatory participation in demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.

Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has announced aggressive goals for adopting alternative payment models, which may include additional mandatory bundled or other alternative payment programs, and commercial insurers may also transition away from fee-for-service payment models. We are unable at this time to predict our future reductions and payments under these programs or how this trend will affect our results of operations, but it could negatively impact our revenues.

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

A cybersecurity incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. In addition, we have made significant investments in technology to adopt and utilize EHR and to become meaningful users of health information technology. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data through technology, processes, and our people. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in (i) business interruptions and delays; (ii) the loss, misappropriation, corruption or unauthorized access of data; (iii) litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; and (iv) federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

If we fail to continue to demonstrate meaningful use of certified electronic health record systems, or if the transition to the ICD-10 coding system affects our billing or collections, our operations could be adversely affected.

As of 2015, eligible hospitals and eligible professionals that have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period are subject to reduced payments from Medicare. Failure to continue to demonstrate meaningful use of certified EHR technology could have a material, adverse effect on our financial position and results of operations.

Health plans and providers, including our hospitals, were required to transition by October 1, 2015 to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. The transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified to MS-DRGs or commercial payer payment groupings with lower levels of reimbursement than assigned under the previous system.

The emergence and effects related to a pandemic, epidemic or outbreak of an infectious disease could adversely affect our operations.

If a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in health care facilities, especially hospitals that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. If any of our facilities were involved, or perceived as being involved, in treating patients from such an infectious disease, patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic, epidemic or outbreak might adversely affect our operations by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. We have disaster plans in place and operate pursuant to infectious disease protocols, but the potential emergence of a pandemic, epidemic or outbreak is difficult to predict and could adversely affect our operations.

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

We operated 168 hospitals at December 31, 2015, and 81 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 47% of our consolidated revenues for the year ended December 31, 2015. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

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

We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. Many of these actions seek large sums of money as damages and involve significant defense costs. We insure a portion of our professional liability risks through a 100% owned subsidiary. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover insured claims arising out of the operation of our facilities. Our 100% owned liability insurance subsidiary has entered into certain reinsurance contracts; however, the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We are exposed to market risk related to changes in the market values of securities and interest rate changes.

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $478 million and $4 million, respectively, at December 31, 2015. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2015, we had a net unrealized gain of $20 million on the insurance subsidiaries’ investment securities.

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

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of or funds sponsored by Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co., BAML Capital Partners and HCA founder, Dr. Thomas F. Frist, Jr. (collectively, the “Investors”) and by members of management and certain other investors. Through their investment in Hercules Holding II, LLC, certain of the Investors continue to hold a significant interest in our outstanding common stock (approximately 21% as of January 31, 2016). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II, LLC, certain representatives of the Investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of the Investors potentially have the ability to influence our decisions to enter into corporate transactions

(and the terms thereof) and prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.

Additionally, the Investors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2015:

State	Hospitals	Beds
Alaska	1	250
California	5	1,725
Colorado	7	2,371
Florida	43	11,540
Georgia	7	1,609
Idaho	2	484
Indiana	1	278
Kansas	4	1,360
Kentucky	2	384
Louisiana	4	1,021
Mississippi	1	130
Missouri	5	1,014
Nevada	3	1,164
New Hampshire	2	295
Oklahoma	2	772
South Carolina	3	843
Tennessee	13	2,435
Texas	38	11,019
Utah	8	950
Virginia	11	3,263
International
England	6	864

	168	43,771

In addition to the hospitals listed in the above table, we directly or indirectly operate 116 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and two of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes.

We maintain our headquarters in approximately 1,800,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

Item 3.    Legal Proceedings

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are subject to claims for additional taxes and related interest and penalties. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us which may not be covered by insurance. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations, financial position or liquidity.

Government Investigations, Claims and Litigation

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations, financial position or liquidity.

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company cooperated with the government’s request and produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. The Company subsequently learned that the government’s inquiries related to three qui tam actions. On February 24, 2015, the United States District Court for the Southern District of Florida unsealed a qui tam action that had been filed under seal on February 16, 2012 and alleged particular FCA violations relating to two specific facilities that were among the subjects of the Miami U.S. Attorney’s Office investigation. On January 30, 2015, the U.S. Attorney’s Office filed with the District Court a formal notice that the Department of Justice declined to intervene in that action. The relator subsequently dismissed this qui tam action without prejudice. A second qui tam action relating to these topics was unsealed on March 12, 2015 and dismissed without prejudice by the relator on March 18, 2015. A third qui tam action, which made allegations relating to another facility that was a subject of the Miami U.S. Attorney’s Office inquiry was unsealed in December 2015 after the government formally declined to intervene. The Company settled this qui tam action on December 17, 2015 with a payment of $2.625 million to resolve claims, penalties and attorneys’ fees. It is the Company’s understanding that the dismissal of the two qui tam actions and settlement of the third resolves the investigation of which the government notified the Company in July 2012.

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings. In November 2015, following consideration of additional evidence, the Authority issued a Provisional Decision that again found there were adverse effects on competition in the private hospital market in central London. The Provisional Decision modified some of the Authority’s earlier factual conclusions and acknowledged certain mitigating factors for some of the effects noted in the prior decision. The Provisional Decision also offers some additional potential remedies, and the Authority is now consulting on remedies for the adverse competitive effects. A Provisional Decision on Remedies is expected during the first quarter of 2016, with a Final Report anticipated in May 2016. If dissatisfied with the Final Report, HCA will have an opportunity to appeal to the Competitive Appeal Tribunal.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Following the close of discovery, plaintiffs and defendants each filed motions for summary judgment and to strike certain of the expert witnesses. As described below, a preliminary agreement to settle the shareholder class actions has been reached.

In addition to the above described consolidated shareholder class action, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions described above. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors has been consolidated with the earlier filed state derivative action. The plaintiffs in the consolidated action filed a consolidated complaint on December 4, 2013. The Company filed a motion to again stay the state derivative action pending developments in the class action, but the court did not act on the motion.

On November 3, 2015, the Company reached a preliminary agreement in principle to settle the Schuh shareholder class action and the Sutton, Schroeder and Bagot derivative actions. The preliminary settlement agreement provided for a resolution of all of the pending claims in the shareholder class action and the derivative suits, without any admission or concession of wrongdoing by the Company or the other defendants, and was contingent upon, among other things, execution of final settlement documents, successful negotiation of certain non-monetary terms, approval by the Company’s Board of Directors, notification to the Schuh shareholder class, and preliminary and final approval of the settlements by the state and federal courts in Tennessee. The federal court gave preliminary approval to the shareholder class action settlement on January 13, 2016, provided for class notification, and set a hearing for final approval of the settlement for April 11, 2016. The state court in Bagot gave preliminary approval to the settlement of the derivative claims on January 28, 2016 and set a hearing for final approval on April 12, 2016.

The monetary terms of the settlement in the Schuh case include a payment by HCA of $215 million in return for a full release of all claims against all defendants, including the Company, its officers and directors, the underwriters and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The terms of the settlement of the derivative cases include receipt by the Company of $19 million from insurance policies covering the claims asserted in the derivative cases, certain corporate governance reforms and agreement by the Company to pay attorneys’ fees in the aggregate amount of $5.5 million in return for releases of all claims against all defendants. In the fourth quarter of 2015, HCA recorded legal claim costs, net of expected insurance recoveries, of $120 million for the expected settlements of the shareholder action, the derivative cases and related costs.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. At December 31, 2015, the Company had an accrued liability of $438 million for the damages, costs and interest related to this litigation. On January 15, 2016, the Company filed a Notice of Appeal in the Missouri Court of Appeals for the Western District. The schedule for hearing the appeal has not yet been set.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During May 2015 and October 2015, our Board of Directors authorized share repurchase programs for up to $1 billion and $3 billion, respectively, of our outstanding common stock. Repurchases made during the fourth quarter of 2015, as detailed below, were made pursuant to the $1 billion May 2015 (which was completed during the quarter) and the $3 billion October 2015 share repurchase authorizations and were made in the open market.

The following table provides certain information with respect to our repurchases of common stock from October 1, 2015 through December 31, 2015 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2015 through October 31, 2015	6,469,102	$74.18	6,469,102	$3,134
November 1, 2015 through November 30, 2015	2,283,523	$68.02	2,283,523	$2,979
December 1, 2015 through December 31, 2015	5,609,305	$67.10	5,609,305	$2,603

Total for Fourth Quarter 2015	14,361,930	$70.44	14,361,930	$2,603

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). There were no dividends or distributions declared during 2015 or 2014.

The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE for our common stock.

	Sales Price
	High	Low
2015
First Quarter	$78.44	$66.63
Second Quarter	93.09	73.02
Third Quarter	95.49	43.91
Fourth Quarter	81.39	63.32
2014
First Quarter	$52.68	$46.02
Second Quarter	58.55	47.79
Third Quarter	73.94	53.61
Fourth Quarter	75.82	62.50

At the close of business on February 12, 2016, there were approximately 350 holders of record of our common stock.

	3/10/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
HCA Holdings Inc.	100.00	71.02	121.66	192.39	295.95	272.72
S&P 500	100.00	96.44	111.88	148.11	168.39	170.72
S&P Health Care	100.00	108.76	128.21	181.37	227.32	242.98

The graph shows the cumulative total return to our stockholders beginning as of March 10, 2011, the day our stock began trading on the NYSE, and through December 31, 2015, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on March 10, 2011 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

HCA HOLDINGS, INC.

SELECTED FINANCIAL DATA

AS OF AND FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions, except per share amounts)

	2015	2014	2013	2012	2011
Summary of Operations:
Revenues before provision for doubtful accounts	$43,591	$40,087	$38,040	$36,783	$32,506
Provision for doubtful accounts	3,913	3,169	3,858	3,770	2,824

Revenues	39,678	36,918	34,182	33,013	29,682

Salaries and benefits	18,115	16,641	15,646	15,089	13,440
Supplies	6,638	6,262	5,970	5,717	5,179
Other operating expenses	7,103	6,755	6,237	6,048	5,470
Electronic health record incentive income	(47)	(125)	(216)	(336)	(210)
Equity in earnings of affiliates	(46)	(43)	(29)	(36)	(258)
Depreciation and amortization	1,904	1,820	1,753	1,679	1,465
Interest expense	1,665	1,743	1,848	1,798	2,037
Losses (gains) on sales of facilities	5	(29)	10	(15)	(142)
Losses on retirement of debt	135	335	17	—	481
Legal claim costs	249	78	—	175	—
Gain on acquisition of controlling interest in equity investment	—	—	—	—	(1,522)
Termination of management agreement	—	—	—	—	181

	35,721	33,437	31,236	30,119	26,121

Income before income taxes	3,957	3,481	2,946	2,894	3,561
Provision for income taxes	1,261	1,108	950	888	719

Net income	2,696	2,373	1,996	2,006	2,842
Net income attributable to noncontrolling interests	567	498	440	401	377

Net income attributable to HCA Holdings, Inc.	$2,129	$1,875	$1,556	$1,605	$2,465

Per common share data:
Basic earnings per share	$5.14	$4.30	$3.50	$3.65	$5.17
Diluted earnings per share	$4.99	$4.16	$3.37	$3.49	$4.97
Cash dividends declared per share	$—	$—	$—	$6.50	$—
Financial Position:
Assets	$32,744	$30,980	$28,594	$27,785	$26,608
Working capital	3,716	3,450	2,342	1,591	1,679
Long-term debt, net, including amounts due within one year	30,488	29,426	28,139	28,640	26,762
Noncontrolling interests	1,553	1,396	1,342	1,319	1,244
Stockholders’ deficit	(6,046)	(6,498)	(6,928)	(8,341)	(7,014)
Cash Flow Data:
Cash provided by operating activities	$4,734	$4,448	$3,680	$4,175	$3,933
Cash used in investing activities	(2,583)	(2,918)	(2,346)	(2,063)	(2,995)
Capital expenditures	(2,375)	(2,176)	(1,943)	(1,862)	(1,679)
Cash used in financing activities	(1,976)	(1,378)	(1,625)	(1,780)	(976)

	2015	2014	2013	2012	2011
Operating Data:
Number of hospitals at end of period	168	166	165	162	163
Number of freestanding outpatient surgical centers at end of period	116	113	115	112	108
Number of licensed beds at end of period(a)	43,771	43,356	42,896	41,804	41,594
Weighted average licensed beds(b)	43,620	43,132	42,133	41,795	39,735
Admissions(c)	1,868,800	1,795,300	1,744,100	1,740,700	1,620,400
Equivalent admissions(d)	3,122,700	2,958,700	2,844,700	2,832,100	2,595,900
Average length of stay (days)(e)	4.9	4.8	4.8	4.7	4.8
Average daily census(f)	25,084	23,835	22,853	22,521	21,123
Occupancy(g)	58%	55%	54%	54%	53%
Emergency room visits(h)	8,050,200	7,450,700	6,968,100	6,912,000	6,143,500
Outpatient surgeries(i)	909,400	891,600	881,900	873,600	799,200
Inpatient surgeries(j)	529,900	518,900	508,800	506,500	484,500
Days revenues in accounts receivable(k)	53	54	54	51	52
Outpatient revenues as a % of patient revenues(l)	40%	38%	38%	38%	37%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(d)

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

(e)	Represents the average number of days admitted patients stay in our hospitals.
(f)	Represents the average number of patients in our hospital beds each day.
(g)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(h)	Represents the number of patients treated in our emergency rooms.
(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), possible delays in or complications related to implementation of the Health Reform Law, court challenges, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) our ongoing ability to demonstrate meaningful use of certified EHR technology, and (22) other risk factors described in this annual

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements (continued)

report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2015 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $2.129 billion, or $4.99 per diluted share, for 2015, compared to $1.875 billion, or $4.16 per diluted share, for 2014. The 2015 results include losses on retirement of debt of $135 million, or $0.20 per diluted share, legal claim costs of $249 million, or $0.37 per diluted share, and net losses on sales of facilities of $5 million. The 2014 results include net gains on sales of facilities of $29 million, or $0.04 per diluted share, losses on retirement of debt of $335 million, or $0.47 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 426.721 million shares and 450.352 million shares for the years ended December 31, 2015 and 2014, respectively. During 2015, we repurchased 31.991 million shares of our common stock.

Revenues increased to $39.678 billion for 2015 from $36.918 billion for 2014. Revenues increased 7.5% and 6.4%, respectively, on a consolidated basis and on a same facility basis for 2015, compared to 2014. The consolidated revenues increase can be primarily attributed to the combined impact of a 1.8% increase in revenue per equivalent admission and a 5.5% increase in equivalent admissions. The same facility revenues increase resulted primarily from a 1.7% increase in same facility revenue per equivalent admission and a 4.6% increase in same facility equivalent admissions.

During 2015, consolidated admissions increased 4.1% and same facility admissions increased 3.4%, compared to 2014. Inpatient surgical volumes increased 2.1% on both a consolidated and same facility basis during 2015, compared to 2014. Outpatient surgical volumes increased 2.0% on a consolidated basis and increased 1.6% on a same facility basis during 2015, compared to 2014. Emergency room visits increased 8.0% on a consolidated basis and increased 7.0% on a same facility basis during 2015, compared to 2014.

For 2015, the provision for doubtful accounts increased $744 million, compared to 2014. The self-pay revenue deductions for charity care and uninsured discounts declined $93 million and increased $1.693 billion, respectively, for 2015, compared to 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.5% for 2015, compared to 30.2% for 2014. Same facility uninsured admissions increased 4.5% and same facility uninsured emergency room visits increased 1.2% for 2015, compared to 2014. Same facility uninsured admissions declined 9.4% and same facility uninsured emergency room visits declined 6.6% for 2014, compared to 2013. We believe the reversal of the 2014 declines during 2015 was primarily due to the anniversary of the benefits from the health insurance exchanges and Medicaid expansion programs that we began realizing during the second quarter of 2014.

Interest expense totaled $1.665 billion for 2015, compared to $1.743 billion for 2014. The $78 million decline in interest expense for 2015 was due primarily to a decline in the average interest rate.

Cash flows from operating activities increased $286 million, from $4.448 billion for 2014 to $4.734 billion for 2015. The increase in cash flows from operating activities was primarily related to the net impact of an increase in net income of $323 million and net negative changes in working capital items of $59 million.

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

Grow Our Presence in Existing Markets. We believe we are well positioned in a number of large and growing markets that will allow us the opportunity to generate long-term, attractive growth through the expansion of our presence in these markets. We plan to continue recruiting and strategically collaborating with the physician community and adding attractive service lines such as cardiology, emergency services, oncology and women’s services. Additional components of our growth strategy include expanding our footprint through developing various outpatient access points, including surgery centers, urgent care clinics, freestanding emergency departments and walk-in clinics.

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

Continue to Leverage Our Scale and Market Positions to Enhance Profitability. We believe there is significant opportunity to continue to grow the profitability of our company by fully leveraging the scale and scope of our franchise. We are currently pursuing next generation performance improvement initiatives such as contracting for services on a multistate basis and expanding our support infrastructure for additional clinical and support functions, such as physician credentialing, medical transcription and electronic medical recordkeeping. We believe our centrally managed business processes and ability to leverage cost-saving practices across our extensive network will enable us to continue to manage costs effectively. We continue to invest in our Parallon subsidiary group to leverage key components of our support infrastructure, including revenue cycle management, health care group purchasing, supply chain management and staffing functions and are offering many of these services to other hospital companies.

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

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to patients who are financially unable to pay for the health care services they receive. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements or incentives for individuals to obtain, and large employers to provide, insurance coverage. These mandates are reducing the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are continuing to develop regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain and maintain coverage as a result of the law, the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals and overall changes in the payer mix.

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

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $48 million, $50 million and $41 million in 2015, 2014 and 2013, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $85 million, $53 million and $68 million in 2015, 2014 and 2013, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements will result in increases to revenues generally similar to the amounts recorded during these years.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At December 31, 2015 and 2014, the allowance for doubtful accounts represented approximately 94.5% of the $5.636 billion and 91.4% of the $5.482 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2015	2014	2013
Charity care	$3,682	$3,775	$3,497
Uninsured discounts	10,692	8,999	8,210
Provision for doubtful accounts	3,913	3,169	3,858

Totals	$18,287	$15,943	$15,565

The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care was 31.5% for 2015, 30.2% for 2014 and 31.3% for 2013. We believe the decline from 2013 to 2014 was primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. We believe the increase from 2014 to 2015 was primarily due to the anniversary of the benefits from the health insurance exchanges and Medicaid expansion programs that we began realizing during 2014.

Days revenues in accounts receivable were 53 days, 54 days and 54 days at December 31, 2015, 2014 and 2013, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, increases in patient responsibility amounts under certain health care coverages, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

The approximate breakdown of accounts receivable by payer classification as of December 31, 2015 and 2014 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at December 31, 2015:
Medicare and Medicaid	12%	1%	1%
Managed care and other insurers	25	5	5
Uninsured	22	6	23

Total	59%	12%	29%

Accounts receivable aging at December 31, 2014:
Medicare and Medicaid	13%	1%	2%
Managed care and other insurers	23	5	5
Uninsured	17	7	27

Total	53%	13%	34%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $25 million per occurrence. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $344 million, $395 million and $314 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.294 billion to $1.548 billion at December 31, 2015 and $1.229 billion to $1.469 billion at December 31, 2014. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $20 million or reduce the reserve estimate by $19 million. A 2% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $78 million or reduce the reserve estimate by $73 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,700 individual claims at both December 31, 2015 and 2014 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.465 billion and $1.407 billion at December 31, 2015 and 2014, respectively. The current portion of these reserves, $350 million and $329 million at December 31, 2015 and 2014, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $44 million and $25 million receivable under reinsurance and excess insurance contracts at December 31, 2015 and 2014, respectively) were $1.421 billion and $1.382 billion at December 31, 2015 and 2014, respectively. The estimated total net reserves for professional liability risks at December 31, 2015 and 2014 are comprised of $863 million and $746 million, respectively, of case reserves for known claims and $558 million and $636 million, respectively, of reserves for incurred but not reported claims.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2015	2014	2013
Net reserves for professional liability claims, January 1	$1,382	$1,255	$1,248
Provision for current year claims	408	359	343
Unfavorable (favorable) development related to prior years’ claims	(64)	36	(29)

Total provision	344	395	314

Payments for current year claims	7	13	7
Payments for prior years’ claims	298	255	300

Total claim payments	305	268	307

Net reserves for professional liability claims, December 31	$1,421	$1,382	$1,255

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

Revenues increased 7.5% to $39.678 billion for 2015 from $36.918 billion for 2014 and increased 8.0% for 2014 from $34.182 billion for 2013. The increase in revenues in 2015 can be primarily attributed to the combined

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

impact of a 1.8% increase in revenue per equivalent admission and a 5.5% increase in equivalent admissions compared to the prior year. The increase in revenues in 2014 can be primarily attributed to the combined impact of a 3.8% increase in revenue per equivalent admission and a 4.0% increase in equivalent admissions compared to 2013. We recorded $142 million of Medicaid revenues during the second quarter of 2014 related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. We recorded $94 million of Medicare revenues during the third quarter of 2014 as the settlement amount for certain claims denied by Recovery Audit Contractor (“RAC”) entities conducting reviews on behalf of CMS and pending in the appeals process. CMS offered an administrative agreement to providers willing to withdraw their pending appeals in exchange for a timely partial payment (generally, 68% of the claim amount, subject to certain adjustments), which we accepted during 2014. All revenue amounts and revenue-related statistics for the year ended December 31, 2014 include the impact of these two items that resulted in increases to revenues.

Same facility revenues increased 6.4% for the year ended December 31, 2015 compared to the year ended December 31, 2014 and increased 6.9% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The 6.4% increase for 2015 can be primarily attributed to the combined impact of a 1.7% increase in same facility revenue per equivalent admission and a 4.6% increase in same facility equivalent admissions. The 6.9% increase for 2014 can be primarily attributed to the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 2.9% increase in same facility equivalent admissions.

Consolidated admissions increased 4.1% in 2015 compared to 2014 and increased 2.9% in 2014 compared to 2013. Consolidated inpatient surgeries increased 2.1% and consolidated outpatient surgeries increased 2.0% during 2015 compared to 2014. Consolidated inpatient surgeries increased 2.0% and consolidated outpatient surgeries increased 1.1% during 2014 compared to 2013. Consolidated emergency room visits increased 8.0% during 2015 compared to 2014 and increased 6.9% during 2014 compared to 2013.

Same facility admissions increased 3.4% in 2015 compared to 2014 and increased 2.1% in 2014 compared to 2013. Same facility inpatient surgeries increased 2.1% and same facility outpatient surgeries increased 1.6% during 2015 compared to 2014. Same facility inpatient surgeries increased 1.3% and same facility outpatient surgeries declined 0.1% during 2014 compared to 2013. Same facility emergency room visits increased 7.0% during 2015 compared to 2014 and increased 5.8% during 2014 compared to 2013.

Same facility uninsured emergency room visits increased 1.2% and same facility uninsured admissions increased 4.5% during 2015 compared to 2014. We believe these increases were primarily due to the anniversary of the declines experienced during 2014 as some previously uninsured patients obtained medical coverage through health insurance exchanges and Medicaid expansion programs. Same facility uninsured emergency room visits declined 6.6% and same facility uninsured admissions declined 9.4% during 2014 compared to 2013. We believe these declines were primarily due to some previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers, and the uninsured for the years ended December 31, 2015, 2014 and 2013 are set forth below.

	Years Ended December 31,
	2015	2014	2013
Medicare	30%	32%	32%
Managed Medicare	15	14	13
Medicaid	6	7	8
Managed Medicaid	12	10	9
Managed care and other insurers	30	30	30
Uninsured	7	7	8

	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers, and the uninsured for the years ended December 31, 2015, 2014 and 2013 are set forth below.

	Years Ended December 31,
	2015	2014	2013
Medicare	28%	29%	29%
Managed Medicare	12	11	10
Medicaid	6	7	6
Managed Medicaid	5	5	4
Managed care and other insurers	47	47	46
Uninsured	2	1	5

	100%	100%	100%

We believe the decline in inpatient revenues related to the uninsured, from 2013 to 2014 and 2015, is primarily due to increases in discounts provided to the uninsured (uninsured discounts were $10.692 billion, $8.999 billion and $8.210 billion for 2015, 2014 and 2013, respectively).

At December 31, 2015, we owned and operated 43 hospitals and 33 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $9.059 billion, $8.336 billion and $7.551 billion for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, we owned and operated 38 hospitals and 25 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $9.517 billion, $8.706 billion and $8.192 billion for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, respectively, 56%, 56% and 55% of our admissions and 47%, 46% and 46% of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 68%, 66% and 62% of our uninsured admissions during 2015, 2014 and 2013, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

for Medicare & Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Although Texas currently operates its Medicaid Waiver Program pursuant to this waiver, the current waiver expires on September 30, 2016. Texas has submitted an application to extend its Waiver Program, but CMS has not issued a decision on the extension request. We cannot predict whether the Texas Medicaid Waiver Program will be extended, be revised or that revenues recognized from the program will not decline.

The Texas Waiver Program includes two primary components: an indigent care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $347 million ($95 million DSRIP related and $252 million indigent care related), $488 million ($97 million DSRIP related and $391 million indigent care related) and $393 million ($76 million DSRIP related and $317 million indigent care related) during 2015, 2014 and 2013, respectively, of Medicaid supplemental payments.

In the second quarter of 2014, we recorded $142 million of Medicaid revenues related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. On October 1, 2014, the Texas Health and Human Services Commission (“THHSC”) issued a notice to hospitals participating in the Texas Medicaid Waiver Program indicating that a review conducted by CMS identified certain local government/hospital affiliations it believed may be inconsistent with the waiver. In addition, CMS notified THHSC that it would defer the federal portion of the Medicaid payments associated with the affiliations while it completes the review, a measure that has since been lifted. During the fourth quarter of 2014, due to the updated information and the receipt of a program payment during December, we reversed the $68 million reduction to Medicaid revenues recorded in the third quarter of 2014.

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

During 2015, 2014 and 2013, respectively, we recognized $47 million, $125 million and $216 million of electronic health record incentive income related to Medicare ($46 million, $118 million and $183 million) and Medicaid ($1 million, $7 million and $33 million) incentive programs. For 2016, we estimate EHR incentive income will not exceed $10 million.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	2015		2014		2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$43,591		$40,087		$38,040
Provision for doubtful accounts	3,913		3,169		3,858

Revenues	39,678	100.0	36,918	100.0	34,182	100.0

Salaries and benefits	18,115	45.7	16,641	45.1	15,646	45.8
Supplies	6,638	16.7	6,262	17.0	5,970	17.5
Other operating expenses	7,103	17.9	6,755	18.2	6,237	18.2
Electronic health record incentive income	(47)	(0.1)	(125)	(0.3)	(216)	(0.6)
Equity in earnings of affiliates	(46)	(0.1)	(43)	(0.1)	(29)	(0.1)
Depreciation and amortization	1,904	4.8	1,820	5.0	1,753	5.1
Interest expense	1,665	4.2	1,743	4.7	1,848	5.4
Losses (gains) on sales of facilities	5	—	(29)	(0.1)	10	—
Losses on retirement of debt	135	0.3	335	0.9	17	0.1
Legal claim costs	249	0.6	78	0.2	—	—

	35,721	90.0	33,437	90.6	31,236	91.4

Income before income taxes	3,957	10.0	3,481	9.4	2,946	8.6
Provision for income taxes	1,261	3.2	1,108	3.0	950	2.8

Net income	2,696	6.8	2,373	6.4	1,996	5.8
Net income attributable to noncontrolling interests	567	1.4	498	1.3	440	1.2

Net income attributable to HCA Holdings, Inc.	$2,129	5.4	$1,875	5.1	$1,556	4.6

% changes from prior year:
Revenues	7.5%		8.0%		3.5%
Income before income taxes	13.7		18.2		1.8
Net income attributable to HCA Holdings, Inc.	13.6		20.5		(3.1)
Admissions(a)	4.1		2.9		0.2
Equivalent admissions(b)	5.5		4.0		0.4
Revenue per equivalent admission	1.8		3.8		3.1
Same facility % changes from prior year(c):
Revenues	6.4		6.9		3.1
Admissions(a)	3.4		2.1		0.1
Equivalent admissions(b)	4.6		2.9		0.1
Revenue per equivalent admission	1.7		3.9		3.0

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2015 and 2014

Net income attributable to HCA Holdings, Inc. totaled $2.129 billion, or $4.99 per diluted share, for the year ended December 31, 2015 compared to $1.875 billion, or $4.16 per diluted share, for the year ended December 31, 2014. Financial results for 2015 include losses on retirement of debt of $135 million, or $0.20 per diluted share, legal claim costs of $249 million, or $0.37 per diluted share, and net losses on sales of facilities of $5 million. Financial results for the year ended December 31, 2014 include net gains on sales of facilities of $29 million, or $0.04 per diluted share, losses on retirement of debt of $335 million, or $0.47 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 426.721 million shares and 450.352 million shares for the years ended December 31, 2015 and 2014, respectively. During 2015, we repurchased 31.991 million shares of our common stock.

During 2015, consolidated admissions increased 4.1% and same facility admissions increased 3.4% compared to 2014. Consolidated and same facility inpatient surgeries each increased 2.1% during 2015 compared to 2014. Consolidated outpatient surgeries increased 2.0%, and same facility outpatient surgeries increased 1.6% during 2015 compared to 2014. Emergency room visits increased 8.0% on a consolidated basis and increased 7.0% on a same facility basis during 2015 compared to 2014.

Revenues before provision for doubtful accounts increased 8.7% to $43.591 billion for 2015 from $40.087 billion for 2014. The provision for doubtful accounts increased $744 million from $3.169 billion in 2014 to $3.913 billion in 2015. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts declined $93 million and increased $1.693 billion, respectively, during 2015 compared to 2014. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 31.5% for 2015 compared to 30.2% for 2014. At December 31, 2015, our allowance for doubtful accounts represented approximately 94.5% of the $5.636 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 7.5% to $39.678 billion for 2015 from $36.918 billion for 2014. The increase in revenues was due primarily to the combined impact of a 1.8% increase in revenue per equivalent admission and a 5.5% increase in equivalent admissions compared to 2014. Same facility revenues increased 6.4% due primarily to the combined impact of a 1.7% increase in same facility revenue per equivalent admission and a 4.6% increase in same facility equivalent admissions compared to 2014. We recorded $142 million of Medicaid revenues during the second quarter of 2014 related to the receipt of reimbursements in excess of our estimates for the indigent care component of the Texas Medicaid Waiver Program for the program year ended September 30, 2013. We recorded $94 million of Medicare revenues during the third quarter of 2014 as the settlement amount for certain claims denied by Recovery Audit Contractor (“RAC”) entities conducting reviews on behalf of CMS and pending in the appeals process. CMS offered an administrative agreement to providers willing to withdraw their pending appeals in exchange for a timely partial payment (generally, 68% of the claim amount, subject to certain adjustments), which we accepted during 2014. All revenue amounts and revenue-related statistics for the year ended December 31, 2014 include the impact of these two items that resulted in increases to revenues.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2015 and 2014 (continued)

Salaries and benefits, as a percentage of revenues, were 45.7% in 2015 and 45.1% in 2014. Salaries and benefits per equivalent admission increased 3.1% in 2015 compared to 2014. Same facility labor rate increases averaged 2.8% for 2015 compared to 2014. Share-based compensation expense increased from $163 million in 2014 to $239 million in 2015, and we expect the 2016 expense will increase by approximately $40 million.

Supplies, as a percentage of revenues, were 16.7% in 2015 and 17.0% in 2014. Supply costs per equivalent admission increased 0.4% in 2015 compared to 2014. Supply costs per equivalent admission increased 1.0% for medical devices and 4.0% for pharmacy supplies and declined 1.0% for general medical and surgical items in 2015 compared to 2014.

Other operating expenses, as a percentage of revenues, was 17.9% in 2015 and 18.2% in 2014. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $344 million and $395 million for 2015 and 2014, respectively, and the expense decline in 2015 was primarily due to favorable development related to prior years’ claims.

During 2015 and 2014, respectively, we recognized $47 million and $125 million of electronic health record incentive income related to Medicare ($46 million and $118 million) and Medicaid ($1 million and $7 million) incentive programs. We expect that income related to Medicare and Medicaid incentive payments will not exceed $10 million for 2016.

Equity in earnings of affiliates was $46 million for 2015 and $43 million for 2014.

Depreciation and amortization, as a percentage of revenues, was 4.8% in 2015 and 5.0% in 2014. Depreciation expense was $1.880 billion for 2015 and $1.798 billion for 2014.

Interest expense declined to $1.665 billion for 2015 from $1.743 billion for 2014. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $29.718 billion for 2015 compared to $28.529 billion for 2014. The average interest rate for our long-term debt declined from 6.1% for 2014 to 5.6% for 2015.

Net losses on sales of facilities were $5 million for 2015 and related to sales of real estate and other investments. Net gains on sales of facilities were $29 million for 2014 and related to the sale of a hospital facility and sales of real estate and other investments.

During 2015, we redeemed all $1.525 billion aggregate principal amount of 7 3/4% senior notes due 2021 and all $1.000 billion aggregate principal amount of our outstanding 6.500% senior notes due 2016. We also entered into a joinder agreement to retire certain of our existing senior secured term loans. The pretax losses on retirement of debt related to these redemptions were $135 million. During 2014, we redeemed all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019, all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020, and all $1.400 billion aggregate principal amount of our outstanding 7 1/4% senior secured notes due 2020. The pretax losses on retirement of debt related to these redemptions were $335 million.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2015 and 2014 (continued)

We recorded $120 million of legal claim costs during 2015 to settle a securities class action lawsuit and related derivative actions. We also recorded $129 million of legal claim costs during 2015 related to the Health Midwest litigation for additional court-awarded interest costs. We recorded $78 million of legal claim costs during 2014 related to the Health Midwest litigation.

The effective tax rate was 37.2% for both 2015 and 2014. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $498 million for 2014 to $567 million for 2015. The increase in net income attributable to noncontrolling interests related primarily to joint ventures in our United Kingdom market, a Texas market and an Oklahoma market.

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

Revenues before provision for doubtful accounts increased 5.4% to $40.087 billion for 2014 from $38.040 billion for 2013. The provision for doubtful accounts declined $689 million from $3.858 billion in 2013 to $3.169 billion in 2014. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $278 million and $789 million, respectively, during 2014 compared to 2013. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 30.2% for 2014 compared to 31.3% for 2013. At December 31, 2014, our allowance for doubtful accounts represented approximately 91.4% of the $5.482 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

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

Salaries and benefits, as a percentage of revenues, were 45.1% in 2014 and 45.8% in 2013. Salaries and benefits per equivalent admission increased 2.3% in 2014 compared to 2013. Same facility labor rate increases averaged 2.3% for 2014 compared to 2013. Share-based compensation expense increased from $113 million in 2013 to $163 million in 2014.

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

Interest expense declined to $1.743 billion for 2014 from $1.848 billion for 2013. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $28.529 billion for 2014 compared to $28.113 billion for 2013. The average interest rate for our long-term debt declined from 6.6% for 2013 to 6.1% for 2014.

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

During 2014, we redeemed all $1.500 billion aggregate principal amount of our outstanding 8 1/2% senior secured notes due 2019, all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020, and all $1.400 billion aggregate principal amount of our outstanding 7 1/4% senior secured notes due 2020. The pretax losses on retirement of debt related to these redemptions were $335 million. During 2013, we redeemed all $201 million aggregate principal amount of our outstanding 9 7/8% senior secured second lien notes due 2017. The pretax loss on retirement of debt related to this redemption was $17 million.

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

Cash provided by operating activities totaled $4.734 billion in 2015 compared to $4.448 billion in 2014 and $3.680 billion in 2013. Working capital totaled $3.716 billion at December 31, 2015 and $3.450 billion at December 31, 2014. The $286 million increase in cash provided by operating activities for 2015, compared to 2014, was primarily related to the net impact of an increase in net income of $323 million and net negative changes in working capital items of $59 million. The $768 million increase in cash provided by operating activities for 2014, compared to 2013, was primarily related to the net impact of an increase in net income of $377 million, net positive changes in working capital items of $150 million, a net benefit of $357 million related to gains (losses) on sales of facilities, losses on retirement of debt and legal claim costs, and a negative impact of $226 million related to income taxes. Cash payments for interest and income taxes increased $21 million for 2015 compared to 2014 and increased $289 million for 2014 compared to 2013.

Cash used in investing activities was $2.583 billion, $2.918 billion and $2.346 billion in 2015, 2014 and 2013, respectively. Excluding acquisitions, capital expenditures were $2.375 billion in 2015, $2.176 billion in 2014 and $1.943 billion in 2013. We expended $351 million, $766 million and $481 million for acquisitions of

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

hospitals and health care entities during 2015, 2014 and 2013, respectively. Planned capital expenditures are expected to approximate $2.7 billion in 2016. At December 31, 2015, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $2.1 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

During 2015, we received cash of $73 million from sales of a hospital, real estate and other investments. We also received net cash proceeds of $63 million related to net changes in our investments. During 2014, we received cash of $51 million from sales of a hospital, real estate and other investments. We also expended cash of $37 million related to net changes in our investments. During 2013, we received cash of $33 million from sales of a hospital, real estate and other investments. We also received net cash proceeds of $36 million related to net changes in our investments.

Cash used in financing activities totaled $1.976 billion in 2015, $1.378 billion in 2014 and $1.625 billion in 2013. During 2015, we had a net increase of $778 million in our indebtedness and used cash of $2.397 billion for repurchases of common stock. During 2014, we had a net increase of $778 million in our indebtedness and used cash of $1.750 billion for repurchases of common stock. During 2013, we had a decline of $692 million in our indebtedness and used cash of $500 million for repurchases of common stock. During 2015, 2014 and 2013, we made distributions to noncontrolling interests of $495 million, $442 million and $435 million, respectively. We paid debt issuance costs of $50 million, $73 million and $5 million for 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, we received income tax benefits of $235 million, $134 million and $113 million, respectively, for certain items (primarily exercises of stock options) that were deductible expenses for tax purposes, but were recognized as adjustments to stockholders’ deficit for financial reporting purposes. We, or our affiliates, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. At December 31, 2015, $2.603 billion of share repurchase authorization remained available under the $3.000 billion share repurchase program authorized by our board of directors during October 2015. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.179 billion as of December 31, 2015 and $2.299 billion as of January 31, 2016) and anticipated access to public and private debt and equity markets.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $482 million and $558 million at December 31, 2015 and 2014, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $261 million and $347 million at December 31, 2015 and 2014, respectively. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.160 billion and $1.035 billion at December 31, 2015 and 2014, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $334 million. We estimate that approximately $284 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Activities

We are a highly leveraged company with significant debt service requirements. Our debt totaled $30.488 billion and $29.426 billion at December 31, 2015 and 2014, respectively. Our interest expense was $1.665 billion for 2015 and $1.743 billion for 2014.

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

During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of our outstanding 7 3/ 4% senior notes due 2021. The pretax loss on retirement of debt related to this redemption was $122 million.

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 10, 2020. The pretax loss on retirement of debt was $3 million.

During November 2015, we issued $1.000 billion aggregate principal amount of 5.875% senior notes due 2026. We used the net proceeds to redeem all $1.000 billion aggregate principal amount of our outstanding 6.500% senior notes due 2016. The pretax loss on retirement of debt related to this redemption was $10 million.

During December 2015, we issued $500 million aggregate principal amount of 5.875% senior notes due 2026. We used the net proceeds for general corporate purposes.

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2015, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$32,220	$1,422	$3,273	$7,379	$20,146
Loans outstanding under the senior secured credit facilities, including interest(b)	9,404	450	4,704	4,250	—
Professional liability claims(c)	1,465	350	552	305	258
Operating leases(d)	2,073	283	483	331	976
Purchase and other obligations(d)	33	25	8	—	—

Total contractual obligations	$45,195	$2,530	$9,020	$12,265	$21,380

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(e)	$33	$26	$6	$1	$—
Letters of credit(f)	41	36	5	—	—
Physician commitments(g)	37	26	11	—	—

Total commercial commitments	$111	$88	$22	$1	$—

(a)	We have not included obligations related to unrecognized tax benefits of $554 million at December 31, 2015, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.
(b)	Estimates of interest payments assume that interest rates and borrowing spreads at December 31, 2015, remain constant during the period presented.
(c)	The estimation of the timing of payments for professional liability claims beyond a year can vary significantly. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated.
(d)	Amounts relate to future operating lease obligations, purchase obligations and other obligations and are not recorded in our consolidated balance sheet. Amounts also include physician commitments that are recorded in our consolidated balance sheet.
(e)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers who have provided surety bonds to cover self-insured workers’ compensation claims, utility and construction deposits and damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.
(f)	Amounts relate primarily to various insurance programs for which we have letters of credit outstanding.
(g)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2015.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $478 million and $4 million, respectively, at December 31, 2015. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2015, we had a net unrealized gain of $20 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $4.671 billion of long-term debt at December 31, 2015 was subject to variable rates of interest, while the remaining balance in long-term debt of $25.817 billion at December 31, 2015 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 6.1% for 2014 to 5.6% for 2015.

The estimated fair value of our total long-term debt was $31.411 billion at December 31, 2015. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $47 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues were 21.8%, 22.6% and 23.3% of our revenues for 2015, 2014 and 2013, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). HCA Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2016

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2016 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials to be filed in connection with our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2015 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) )
Equity compensation plans approved by security holders	31,004,900	(1)	$27.73	(1)	36,198,700
Equity compensation plans not approved by security holders	—		—		—

Total	31,004,900		$27.73		36,198,700

(1)	Includes 5,301,700 restricted share units which vest solely based upon continued employment over a specific period of time and 1,740,100 restricted share units and 1,371,300 performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The weighted average exercise price does not take these restricted share units and performance share units into account.
*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Merger Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc., and HCA Merger Sub LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).

3.1		—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).

3.2		—	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 19, 2016 (File No. 001-11239), and incorporated herein by reference).

4.1		—

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

Pledge Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 24, 2006 (File No. 001-11239), and incorporated herein by reference).

4.4	(a)	—

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

4.4	(b)	—

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

4.4	(c)	—

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

4.4	(d)	—

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

4.4	(e)	—

Extension Amendment No. 1 to the Credit Agreement, dated as of April 6, 2010, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2010 (File No. 001-11239), and incorporated herein by reference).

4.4	(f)	—

Amended and Restated Joinder Agreement No. 1, dated as of November 8, 2010, by and among each of the financial institutions listed as a “Replacement-1 Revolving Credit Lender” on Schedule A thereto, HCA Inc., Bank of America, N.A., as Administrative Agent and as Collateral Agent, and the other parties listed on the signature pages thereto (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-11239), and incorporated herein by reference).

4.4	(g)	—

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

4.4	(h)	—

Extension Amendment No. 1, dated as of April 25, 2012, by and among HCA Inc., HCA UK Capital Limited, each of the U.S. Guarantors, each of the European Guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2012, and incorporated herein by reference).

4.4	(i)	—

Joinder Agreement, dated as of April 25, 2013, by and among HCA Inc., as borrower, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 1, 2013, and incorporated herein by reference).

4.4	(j)	—

Joinder Agreement No. 2, dated as of May 3, 2013, by and among HCA Inc., as borrower, Bank of America, N. A., as administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2013, and incorporated herein by reference).

4.4	(k)	—

Joinder Agreement No. 3, dated as of May 22, 2013, by and among HCA Inc., as borrower, Bank of America, N. A., as administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 28, 2013, and incorporated herein by reference).

4.4	(l)	—

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

4.4	(m)	—

Joinder Agreement No. 1, dated as of June 10, 2015, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 15, 2015, and incorporated herein by reference).

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

4.7	(a)	—

$2,500,000,000 Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.7	(b)	—

Restatement Agreement, dated as of March 7, 2014, to the Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2014, and incorporated herein by reference).

4.7	(c)	—

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

Registration Rights Agreement, dated as of November 22, 2010, among HCA Holdings, Inc., Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).

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

4.14	—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.15	—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.16	—	Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.17	—	Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.18	—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-11239), and incorporated herein by reference).

4.19		—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.20		—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.21		—

7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 6, 2003 (File No. 001-11239), and incorporated herein by reference).

4.22	(a)	—

6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006 (File No. 001-11239), and incorporated herein by reference).

4.22	(b)	—

6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006 (File No. 001-11239), and incorporated herein by reference).

4.23		—

Indenture, dated as of November 23, 2010, among HCA Holdings, Inc., Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).

4.24		—	Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.25		—

Supplemental Indenture No. 1, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.26		—

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

4.27		—	Form of 7.50% Senior Notes Due 2022 (included in Exhibit 4.25).

4.28		—	Form of 6.50% Senior Secured Notes Due 2020 (included in Exhibit 4.26).

4.29		—

Supplemental Indenture No. 3, dated as of October 3, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.30		—	Form of 8.00% Senior Notes Due 2018 (included in Exhibit 4.29).

4.31		—

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

4.32		—	Form of 5.875% Senior Secured Notes due 2022 (included in Exhibit 4.31).

4.33	—

Supplemental Indenture No. 5, dated as of October 23, 2012, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Unsecured Notes) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.34	—

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

4.35	—	Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.33).

4.36	—	Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.34).

4.37	—

Indenture, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.38	—

Supplemental Indenture No. 1, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.39	—	Form of 6.25% Senior Notes due 2021 (included in Exhibit 4.38).

4.40	—

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

4.41	—

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

4.42	—	Form of 3.75% Senior Secured Notes due 2019 (included in Exhibit 4.40).

4.43	—	Form of 5.00% Senior Secured Notes due 2024 (included in Exhibit 4.41).

4.44	—

Additional Receivables Intercreditor Agreement, dated as of March 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed March 21, 2014, and incorporated herein by reference).

4.45	—

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

4.46	—

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

4.47	—	Form of 4.25% Senior Secured Notes due 2019 (included in Exhibit 4.45).

4.48	—	Form of 5.25% Senior Secured Notes due 2025 (included in Exhibit 4.46).

4.49	—

Additional Receivables Intercreditor Agreement, dated as of October 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed October 17, 2014, and incorporated herein by reference).

4.50	—

Supplemental Indenture No. 11, dated as of January 16, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 16, 2015, and incorporated herein by reference).

4.51	—	Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.50).

4.52	—

Supplemental Indenture No. 12, dated as of May 20, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 20, 2015, and incorporated herein by reference).

4.53	—

Supplemental Indenture No. 13, dated as of November 13, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2015, and incorporated herein by reference).

4.54	—	Form of 5.875% Senior Notes due 2026 (included in Exhibit 4.53).

4.55	—

Supplemental Indenture No. 14, dated as of December 8, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 8, 2015, and incorporated herein by reference).

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

Form of Omnibus Amendment to HCA Holdings, Inc.’s Management Stockholder’s Agreements (filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).

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

Form of 2x Time Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-11239), and incorporated herein by reference).*

10.16		—	Form of Stock Option Agreement (2011) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).*

10.17	(a)	—

Form of Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2012, and incorporated herein by reference).*

10.17	(b)	—

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

Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.22		—

Amended and Restated HCA Restoration Plan, effective December 22, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.23	(a)	—

Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.23	(b)	—

Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.23	(c)	—

Employment Agreement dated November 16, 2006 (Charles J. Hall) (filed as Exhibit 10.28(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).*

10.23	(d)	—

Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson) (filed as Exhibit 10.29(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.23	(e)	—

Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.23	(f)	—

Second Amendment to Employment Agreement effective January 1, 2014 (R. Milton Johnson) (filed as Exhibit 10.28(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.23	(g)	—

Third Amendment to Employment Agreement effective December 31, 2014 (R. Milton Johnson) (filed as Exhibit 10.23(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference).*

10.23	(h)	—

Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference).*

10.23	(i)	—	Fourth Amendment to Employment Agreement effective January 27, 2016 (R. Milton Johnson).*

10.23	(j)	—	Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen).*

10.23	(k)	—	Amendment to Employment Agreement effective January 27, 2016 (Charles J. Hall).*

10.24	(a)	—

Form of Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC dated as of November 17, 2006, among Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 8-A, filed April 29, 2008 (File No. 000-18406) and incorporated herein by reference).

10.24	(b)	—

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

Assignment and Assumption Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc. and HCA Merger Sub LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).

10.27		—

Omnibus Amendment to Various Stock and Option Plans and the Management Stockholders’ Agreement, dated November 22, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).*

10.28		—

Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended, effective February 16, 2011 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

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

Form of Director Restricted Share Unit Agreement (Initial Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.39	—

Form of Director Restricted Share Unit Agreement (Annual Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.40	—	HCA Holdings, Inc. 2014 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2014, and incorporated herein by reference).*

10.41	—	Form of 2014 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2014, and incorporated herein by reference).*

10.42	—	HCA Holdings, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2014, and incorporated herein by reference).*

10.43	—

Share Repurchase Agreement, dated as of May 14, 2014, by and between HCA Holdings, Inc. and Hercules Holding II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2014, and incorporated herein by reference).

10.44	—

Share Repurchase Agreement, dated December 5, 2014, among HCA Holdings, Inc. and Bain Capital Integral Investors 2006, LLC, BCIP TCV, LLC and Bain Capital Hercules Investors, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).

10.45	—

Form of 2015 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2015, and incorporated herein by reference).*

10.46	—

Form of 2015 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference).*

10.47	—	HCA Holdings, Inc. 2015 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2015, and incorporated herein by reference).*

10.48	—	Form of 2015 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2015, and incorporated herein by reference).*

10.49	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference).*

10.50	—	Form of 2016 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

10.51	—	Form of 2016 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

21	—	List of Subsidiaries.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2015 and 2014, (ii) the consolidated income statements for the years ended December 31, 2015, 2014 and 2013, (iii) the consolidated comprehensive income statements for the years ended December 31, 2015, 2014 and 2013, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2015, 2014 and 2013, (v) the consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the notes to consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HOLDINGS, INC.

By:	/s/ R. MILTON JOHNSON
R. Milton Johnson
Chairman and Chief Executive Officer

Dated: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. MILTON JOHNSON R. Milton Johnson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ WILLIAM B. RUTHERFORD William B. Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016

/s/ ROBERT J. DENNIS Robert J. Dennis	Director	February 26, 2016

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 26, 2016

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	February 26, 2016

/s/ WILLIAM R. FRIST William R. Frist	Director	February 26, 2016

/s/ ANN H. LAMONT Ann H. Lamont	Director	February 26, 2016

/s/ JAY O. LIGHT Jay O. Light	Director	February 26, 2016

/s/ GEOFFREY G. MEYERS Geoffrey G. Meyers	Director	February 26, 2016

/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 26, 2016

/s/ WAYNE J. RILEY Wayne J. Riley	Director	February 26, 2016

/s/ JOHN W. ROWE John W. Rowe	Director	February 26, 2016

HCA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited the accompanying consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of FASB Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, and the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the December 31, 2015 consolidated balance sheet as a result of the adoption of FASB Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2016

HCA HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in millions, except per share amounts)

	2015	2014	2013
Revenues before the provision for doubtful accounts	$43,591	$40,087	$38,040
Provision for doubtful accounts	3,913	3,169	3,858

Revenues	39,678	36,918	34,182

Salaries and benefits	18,115	16,641	15,646
Supplies	6,638	6,262	5,970
Other operating expenses	7,103	6,755	6,237
Electronic health record incentive income	(47)	(125)	(216)
Equity in earnings of affiliates	(46)	(43)	(29)
Depreciation and amortization	1,904	1,820	1,753
Interest expense	1,665	1,743	1,848
Losses (gains) on sales of facilities	5	(29)	10
Losses on retirement of debt	135	335	17
Legal claim costs	249	78	—

	35,721	33,437	31,236

Income before income taxes	3,957	3,481	2,946
Provision for income taxes	1,261	1,108	950

Net income	2,696	2,373	1,996
Net income attributable to noncontrolling interests	567	498	440

Net income attributable to HCA Holdings, Inc.	$2,129	$1,875	$1,556

Per share data:
Basic earnings per share	$5.14	$4.30	$3.50
Diluted earnings per share	$4.99	$4.16	$3.37
Shares used in earnings per share calculations (in millions):
Basic	414.193	435.668	445.066
Diluted	426.721	450.352	461.913

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in millions)

	2015	2014	2013
Net income	$2,696	$2,373	$1,996
Other comprehensive income (loss) before taxes:
Foreign currency translation	(63)	(74)	18

Unrealized gains (losses) on available-for-sale securities	1	9	(7)

Defined benefit plans	30	(158)	134
Pension costs included in salaries and benefits	32	21	38

	62	(137)	172

Change in fair value of derivative financial instruments	(36)	(36)	3
Interest costs included in interest expense	125	132	131

	89	96	134

Other comprehensive income (loss) before taxes	89	(106)	317
Income taxes (benefits) related to other comprehensive income items	31	(40)	117

Other comprehensive income (loss)	58	(66)	200

Comprehensive income	2,754	2,307	2,196
Comprehensive income attributable to noncontrolling interests	567	498	440

Comprehensive income attributable to HCA Holdings, Inc.	$2,187	$1,809	$1,756

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(Dollars in millions)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$741	$566
Accounts receivable, less allowance for doubtful accounts of $5,326 and $5,011	5,889	5,694
Inventories	1,439	1,279
Deferred income taxes	—	366
Other	1,163	1,025

	9,232	8,930
Property and equipment, at cost:
Land	1,524	1,524
Buildings	12,533	11,941
Equipment	19,335	18,496
Construction in progress	1,222	1,019

	34,614	32,980
Accumulated depreciation	(19,600)	(18,625)

	15,014	14,355

Investments of insurance subsidiaries	432	494
Investments in and advances to affiliates	178	165
Goodwill and other intangible assets	6,731	6,416
Other	1,157	620

	$32,744	$30,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,170	$2,035
Accrued salaries	1,233	1,370
Other accrued expenses	1,880	1,737
Long-term debt due within one year	233	338

	5,516	5,480

Long-term debt, less net debt issuance costs of $167 and $219	30,255	29,088
Professional liability risks	1,115	1,078
Income taxes and other liabilities	1,904	1,832
Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 398,738,700 shares — 2015 and 420,477,900 shares — 2014	4	4
Accumulated other comprehensive loss	(265)	(323)
Retained deficit	(7,338)	(7,575)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,599)	(7,894)
Noncontrolling interests	1,553	1,396

	(6,046)	(6,498)

	$32,744	$30,980

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2012	443.200	$4	$1,753	$(457)	$(10,960)	$1,319	$(8,341)
Comprehensive income				200	1,556	440	2,196
Repurchase of common stock	(10.656)		(500)				(500)
Share-based benefit plans	7.060		139				139
Distributions						(435)	(435)
Other			(6)		1	18	13

Balances, December 31, 2013	439.604	4	1,386	(257)	(9,403)	1,342	(6,928)
Comprehensive income				(66)	1,875	498	2,307
Repurchase of common stock	(28.583)		(1,701)		(49)		(1,750)
Share-based benefit plans	9.457		321				321
Distributions						(442)	(442)
Other			(6)		2	(2)	(6)

Balances, December 31, 2014	420.478	4	—	(323)	(7,575)	1,396	(6,498)
Comprehensive income				58	2,129	567	2,754
Repurchase of common stock	(31.991)		(505)		(1,892)		(2,397)
Share-based benefit plans	10.252		523				523
Distributions						(495)	(495)
Acquisition of entities with noncontrolling interests						85	85
Other			(18)				(18)

Balances, December 31, 2015	398.739	$4	$—	$(265)	$(7,338)	$1,553	$(6,046)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in millions)

	2015	2014	2013
Cash flows from operating activities:
Net income	$2,696	$2,373	$1,996
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(4,114)	(3,645)	(4,395)
Provision for doubtful accounts	3,913	3,169	3,858

Accounts receivable, net	(201)	(476)	(537)
Inventories and other assets	(314)	(232)	(19)
Accounts payable and accrued expenses	192	444	142
Depreciation and amortization	1,904	1,820	1,753
Income taxes	(160)	(83)	143
Losses (gains) on sales of facilities	5	(29)	10
Losses on retirement of debt	135	335	17
Legal claim costs	149	78	—
Amortization of debt issuance costs	35	42	55
Share-based compensation	239	163	113
Other	54	13	7

Net cash provided by operating activities	4,734	4,448	3,680

Cash flows from investing activities:
Purchase of property and equipment	(2,375)	(2,176)	(1,943)
Acquisition of hospitals and health care entities	(351)	(766)	(481)
Disposal of hospitals and health care entities	73	51	33
Change in investments	63	(37)	36
Other	7	10	9

Net cash used in investing activities	(2,583)	(2,918)	(2,346)

Cash flows from financing activities:
Issuances of long-term debt	5,548	5,502	—
Net change in revolving bank credit facilities	150	440	970
Repayment of long-term debt	(4,920)	(5,164)	(1,662)
Distributions to noncontrolling interests	(495)	(442)	(435)
Payment of debt issuance costs	(50)	(73)	(5)
Repurchases of common stock	(2,397)	(1,750)	(500)
Income tax benefits	235	134	113
Other	(47)	(25)	(106)

Net cash used in financing activities	(1,976)	(1,378)	(1,625)

Change in cash and cash equivalents	175	152	(291)
Cash and cash equivalents at beginning of period	566	414	705

Cash and cash equivalents at end of period	$741	$566	$414

Interest payments	$1,650	$1,758	$1,832
Income tax payments, net	$1,186	$1,057	$694

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2015, these affiliates owned and operated 168 hospitals, 116 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The term “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $327 million, $285 million and $287 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Years Ended December 31,
	2015	Ratio	2014	Ratio	2013	Ratio
Medicare	$8,654	21.8%	$8,354	22.6%	$7,951	23.3%
Managed Medicare	4,133	10.4	3,614	9.8	3,279	9.6
Medicaid	1,705	4.3	1,848	5.0	1,480	4.3
Managed Medicaid	2,234	5.6	1,923	5.2	1,570	4.6
Managed care and other insurers	21,882	55.2	20,066	54.4	18,654	54.6
International (managed care and other insurers)	1,295	3.3	1,311	3.6	1,175	3.4

	39,903	100.6	37,116	100.6	34,109	99.8
Uninsured	1,927	4.9	1,494	4.0	2,677	7.8
Other	1,761	4.4	1,477	4.0	1,254	3.7

Revenues before provision for doubtful accounts	43,591	109.9	40,087	108.6	38,040	111.3
Provision for doubtful accounts	(3,913)	(9.9)	(3,169)	(8.6)	(3,858)	(11.3)

Revenues	$39,678	100.0%	$36,918	100.0%	$34,182	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $48 million, $50 million and $41 million in 2015, 2014 and 2013, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $85 million, $53 million and $68 million in 2015, 2014 and 2013, respectively.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition,

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Revenues (continued)

to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Patients treated at hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view charity care, uninsured discounts and the provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2015	Ratio	2014	Ratio	2013	Ratio
Charity care	$3,682	20%	$3,775	24%	$3,497	22%
Uninsured discounts	10,692	59	8,999	56	8,210	53
Provision for doubtful accounts	3,913	21	3,169	20	3,858	25

Total uncompensated care	$18,287	100%	$15,943	100%	$15,565	100%

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2015	2014	2013
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$33,760	$31,478	$29,606

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	14.5%	15.5%	16.3%

Total uncompensated care	$18,287	$15,943	$15,565
Multiply by the cost-to-charges ratio	14.5%	15.5%	16.3%

Estimated cost of total uncompensated care	$2,652	$2,471	$2,537

The sum of charity care, uninsured discounts and the provision for doubtful accounts, as a percentage of the sum of revenues, charity care, uninsured discounts and the provision for doubtful accounts was 31.5% for 2015, 30.2% for 2014 and 31.3% for 2013.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Recent Pronouncements (continued)

replaces nearly all existing United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard was originally scheduled to become effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption was originally not to be permitted under US GAAP. In July 2015, the FASB decided to defer the effective date of the new revenue standard by one year, but will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and forthcoming exposure drafts, which amend the new revenue standard, that a deferral was necessary to provide adequate time to effectively implement the new standard. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. We elected to adopt the new presentation in 2015, and the applicable prior year amounts have been reclassified in accordance with ASU 2015-03.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The FASB determined that this simplification could reduce cost and complexity without decreasing the usefulness of information provided to financial statement users. We elected to adopt the new presentation prospectively at December 31, 2015 and the applicable prior period amounts were not retrospectively adjusted.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $517 million and $511 million at December 31, 2015 and 2014, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate to “uninsured” amounts due directly from patients (including copayment and deductible amounts from patients who have health care coverage). Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2015 and 2014, the allowance for doubtful accounts represented approximately 94.5% and 91.4%, respectively, of the $5.636 billion and $5.482 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts receivable were 53 days, 54 days and 54 days at December 31, 2015, 2014 and 2013, respectively. Changes in general economic conditions, patient accounting service center operations, payer mix, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $1.880 billion in 2015, $1.798 billion in 2014 and $1.733 billion in 2013. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Investments of Insurance Subsidiaries

At December 31, 2015 and 2014, the investments of our 100% owned insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2015, 2014 and 2013. Since January 1, 2000, we have recognized total goodwill impairments of $102 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

During 2015, goodwill increased by $323 million related to acquisitions and declined by $2 million related to foreign currency translation and other adjustments. During 2014, goodwill increased by $542 million related to acquisitions and declined by $13 million related to foreign currency translation and other adjustments.

During 2015, identifiable intangible assets increased by $22 million related to acquisitions and declined by $22 million due to amortization, foreign currency translation and other adjustments. During 2014, identifiable intangible assets declined by $22 million due to amortization. Identifiable intangible assets are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of identifiable intangible assets at December 31, 2015 and 2014 was $184 million and $162 million, respectively, and accumulated amortization was $60 million and $38 million, respectively. During 2015, indefinite-lived identifiable intangible assets declined by $6 million related to a reclassification. During 2014, indefinite-lived identifiable intangible assets increased by $6 million related to acquisitions. The gross carrying amount of indefinite-lived identifiable intangible assets at December 31, 2015 and 2014 was $269 million and $275 million, respectively. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Debt Issuance Costs

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of debt issuance costs at December 31, 2015 and 2014 was $318 million and $375 million, respectively, and accumulated amortization was $151 million and $156 million, respectively. Amortization of debt issuance costs is included in interest expense and was $35 million, $42 million and $55 million for 2015, 2014 and 2013, respectively.

Professional Liability Claims

Reserves for professional liability risks were $1.465 billion and $1.407 billion at December 31, 2015 and 2014, respectively. The current portion of the reserves, $350 million and $329 million at December 31, 2015 and 2014, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $344 million, $395 million and $314 million for 2015, 2014 and 2013, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,700 individual claims at both December 31, 2015 and 2014 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2015 and 2014, $305 million and $268 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

A portion of our professional liability risks is insured through a 100% owned insurance subsidiary. Subject to a $15 million per occurrence self-insured retention, our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $25 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $35 million and $20 million at December 31, 2015 and 2014, respectively, recorded in “other assets,” and $9 million and $5 million at December 31, 2015 and 2014, respectively, recorded in “other current assets.”

Financial Instruments

Derivative financial instruments are employed to manage interest rate risks, and are not used for trading or speculative purposes. We recognize our interest rate swap derivative instruments in the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically in stockholders’ equity, as a component of other comprehensive income (loss), provided the derivative financial instrument qualifies for

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Financial Instruments (continued)

hedge accounting. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income (loss), and subsequently reclassified to earnings to offset the impact of the forecasted transactions when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income (loss) is recognized in earnings and generally the derivative is terminated.

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

We recognized $47 million ($46 million Medicare and $1 million Medicaid), $125 million ($118 million Medicare and $7 million Medicaid) and $216 million ($183 million Medicare and $33 million Medicaid) of electronic health record incentive income during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2014, we had $39 million (none at December 31, 2015) of deferred EHR incentive income, which represented initial incentive payments received for which EHR incentive income had not been recognized.

Noncontrolling Interests in Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plan

The 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (the “Stock Incentive Plan”), is designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel and to motivate them to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. Portions of the options, stock appreciation rights (“SARs”) and restricted share units (“RSUs”) granted under the Stock Incentive Plan vest

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Incentive Plan (continued)

solely based upon continued employment over a specific period of time, and portions of the options, SARs and RSUs, and all performance share units (“PSUs”) vest based both upon continued employment over a specific period of time and upon the achievement of predetermined financial targets over time. We granted 1,746,300 and 3,445,000 SARs and 3,105,000 and 3,832,100 RSUs and PSUs under the Stock Incentive Plan during 2015 and 2014, respectively. At December 31, 2015, there were 15,291,000 stock options and SARs outstanding and exercisable, and there were 25,386,000 shares available for future grants under the Stock Incentive Plan.

Employee Stock Purchase Plan

The HCA Holdings, Inc. Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders of the Company during the April 2014 Annual Meeting with 12,000,000 shares of our common stock reserved for issuance thereunder. The ESPP provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2015, 10,812,700 shares of common stock were reserved for issuance under the ESPP provisions. During 2015 and 2014, the Company recognized $8 million and $2 million of compensation expense related to the ESPP, respectively.

Stock Option, SAR, RSU and PSU Activity

The fair value of each stock option and SAR award is estimated on the grant date, using valuation models and the weighted average assumptions indicated in the following table. Awards under the Stock Incentive Plan generally vest based on continued employment (“Time Stock Options and SARs” and “Time RSUs”) and based upon continued employment and the achievement of certain financial targets (“Performance Stock Options and SARs”, “Performance RSUs” and “PSUs”). PSUs have a three-year cumulative earnings per share target, and the number of PSUs earned can vary from zero (for actual performance of less than 80% of target) to two times the original PSU grant (for actual performance of 120% or more of target). Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical exercise behavior data and other factors to estimate the expected term of the options and SARs. The expected term of the share-based award is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical exercise behavior data.

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

	2015	2014	2013
Risk-free interest rate	1.59%	1.96%	1.20%
Expected volatility	36%	37%	45%
Expected life, in years	6.25	6.25	6.25
Expected dividend yield	—	—	—

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR, RSU and PSU Activity (continued)

Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2015, 2014 and 2013 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options and SARs outstanding, December 31, 2012	19,191	22,051	41,242	$11.56
Granted	2,432	2,432	4,864	37.49
Exercised	(4,498)	(5,843)	(10,341)	8.49
Cancelled	(316)	(263)	(579)	25.50

Options and SARs outstanding, December 31, 2013	16,809	18,377	35,186	15.82
Granted	1,723	1,722	3,445	48.56
Exercised	(3,322)	(5,234)	(8,556)	9.15
Cancelled	(159)	(121)	(280)	29.54

Options and SARs outstanding, December 31, 2014	15,051	14,744	29,795	21.39
Granted	1,746	—	1,746	69.16
Exercised	(4,093)	(3,988)	(8,081)	12.77
Cancelled	(539)	(329)	(868)	32.59

Options and SARs outstanding, December 31, 2015	12,165	10,427	22,592	27.73	5.3 years	$950

Options and SARs exercisable, December 31, 2015	7,648	7,643	15,291	$18.74	4.2 years	$780

The weighted average fair values of stock options and SARs granted during 2015, 2014 and 2013 were $26.10, $19.13 and $16.68 per share, respectively. The total intrinsic value of stock options and SARs exercised in the year ended December 31, 2015 was $544 million. As of December 31, 2015, the unrecognized compensation cost related to nonvested stock options and SARs was $87 million.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR, RSU and PSU Activity (continued)

Information regarding Time RSUs, Performance RSUs and PSUs activity during 2015, 2014 and 2013 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2012	3,074	1,410	—	4,484	$27.03
Granted	3,305	1,554	—	4,859	37.43
Vested	(831)	(352)	—	(1,183)	27.30
Cancelled	(449)	(213)	—	(662)	31.91

RSUs and PSUs outstanding, December 31, 2013	5,099	2,399	—	7,498	33.30
Granted	2,603	1,229	—	3,832	48.53
Vested	(1,423)	(692)	—	(2,115)	32.56
Cancelled	(384)	(155)	—	(539)	38.30

RSUs and PSUs outstanding, December 31, 2014	5,895	2,781	—	8,676	39.89
Granted	1,694	—	1,411	3,105	69.43
Vested	(1,953)	(928)	—	(2,881)	37.61
Cancelled	(334)	(113)	(40)	(487)	47.26

RSUs and PSUs outstanding, December 31, 2015	5,302	1,740	1,371	8,413	51.15

As of December 31, 2015, the unrecognized compensation cost related to RSUs and PSUs was $342 million.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

During 2015, we paid $15 million to acquire a hospital, and we paid $336 million to acquire nonhospital health care entities. During 2014, we paid $161 million to acquire three hospitals, and we paid $605 million to acquire nonhospital health care entities. During 2013, we paid $146 million to acquire three hospitals, and we paid $335 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $323 million, $542 million and $253 million in 2015, 2014 and 2013, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2015, we received proceeds of $73 million and recognized a net pretax loss of $5 million ($3 million after tax) related to the sale of a hospital facility and sales of real estate and other investments. During 2014, we received proceeds of $51 million and recognized a net pretax gain of $29 million ($18 million after tax) related to the sale of a hospital facility and sales of real estate and other investments. During 2013, we received proceeds of $33 million and recognized a net pretax loss of $10 million ($7 million after tax) related to the sale of a hospital facility and sales of real estate and other investments.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2015	2014	2013
Current:
Federal	$1,259	$916	$827
State	119	102	86
Foreign	40	52	44
Deferred:
Federal	(163)	3	(53)
State	(27)	(5)	20
Foreign	33	40	26

	$1,261	$1,108	$950

The provision for income taxes reflects $10 million and $9 million ($7 million and $6 million net of tax, respectively) of interest expense related to taxing authority examinations and $4 million ($3 million net of tax) of reductions in interest related to taxing authority examinations for the years ended December 31, 2015, 2014 and 2013, respectively. Our foreign pretax income was $178 million, $238 million and $187 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	2.3	2.3
Change in liability for uncertain tax positions	0.2	0.5	0.5
Tax exempt interest income	(0.1)	(0.1)	(0.2)
Other items, net	0.5	(0.5)	0.3

Effective income tax rate on income applicable to HCA Holdings, Inc.	37.2	37.2	37.9
Income attributable to noncontrolling interests from consolidated partnerships	(5.3)	(5.4)	(5.7)

Effective income tax rate on income before income taxes	31.9%	31.8%	32.2%

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2015		2014
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$222	$—	$226
Allowances for professional liability and other risks	443	—	403	—
Accounts receivable	363	—	341	—
Compensation	334	—	272	—
Other	845	820	756	745

	$1,985	$1,042	$1,772	$971

At December 31, 2015, federal and state net operating loss carryforwards (expiring in years 2018 through 2034) available to offset future taxable income approximated $105 million and $144 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2015	2014
Balance at January 1	$503	$445
Additions based on tax positions related to the current year	13	3
Additions for tax positions of prior years	22	72
Reductions for tax positions of prior years	(45)	(11)
Settlements	—	(1)
Lapse of applicable statutes of limitations	(6)	(5)

Balance at December 31	$487	$503

During 2014, the IRS Examination Division began an audit of HCA Holding’s Inc.’s 2011 and 2012 federal income tax returns. We are also subject to examination by state and foreign taxing authorities.

Our liability for unrecognized tax benefits was $554 million, including accrued interest of $73 million and excluding $6 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2015 ($548 million, $58 million and $13 million, respectively, as of December 31, 2014). Unrecognized tax benefits of $233 million ($205 million as of December 31, 2014) would affect the effective rate, if recognized.

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

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs, RSUs and PSUs, computed using the treasury stock method. During 2015, 2014 and 2013, we repurchased 31,991,200 shares, 28,583,200 shares and 10,656,400 shares, respectively, of our common stock. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (dollars and shares in millions, except per share amounts):

	2015	2014	2013
Net income attributable to HCA Holdings, Inc	$2,129	$1,875	$1,556

Weighted average common shares outstanding	414.193	435.668	445.066
Effect of dilutive incremental shares	12.528	14.684	16.847

Shares used for diluted earnings per share	426.721	450.352	461.913

Earnings per share:
Basic earnings per share	$5.14	$4.30	$3.50
Diluted earnings per share	$4.99	$4.16	$3.37

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2015
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$428	$17	$(1)	$444
Money market funds	34	—	—	34

	462	17	(1)	478
Equity securities	—	4	—	4

	$462	$21	$(1)	482

Amounts classified as current assets				(50)

Investment carrying value				$432

	2014
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$477	$18	$(1)	$494
Money market funds	61	—	—	61

	538	18	(1)	555
Equity securities	1	2	—	3

	$539	$20	$(1)	558

Amounts classified as current assets				(64)

Investment carrying value				$494

At December 31, 2015 and 2014, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at December 31, 2015 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$94	$94
Due after one year through five years	162	166
Due after five years through ten years	125	133
Due after ten years	81	85

	$462	$478

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

The average expected maturity of the investments in debt securities at December 31, 2015 was 3.8 years, compared to the average scheduled maturity of 5.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2015 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$3,000	December 2016	$(85)
Pay-fixed interest rate swaps	1,000	December 2017	(25)

During the next 12 months, we estimate $101 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the year ended December 31, 2015 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$22	Interest expense	$125

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2015, we have not been required to post any collateral related to these agreements. If we had breached these provisions at December 31, 2015, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $112 million.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at December 31, 2015 and 2014, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2015
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$444	$—	$438	$6
Money market funds	34	34	—	—

	478	34	438	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	482	38	438	6
Less amounts classified as current assets	(50)	(34)	(16)	—

	$432	$4	$422	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$110	$—	$110	$—

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

The estimated fair value of our long-term debt was $31.411 billion and $30.861 billion at December 31, 2015 and 2014, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $30.655 billion and $29.645 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 9 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2015, follows (dollars in millions):

	2015	2014
Senior secured asset-based revolving credit facility (effective interest rate of 1.8%)	$3,030	$2,880
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.0%)	5,639	5,517
Senior secured notes (effective interest rate of 5.5%)	11,100	11,100
Other senior secured debt (effective interest rate of 5.8%)	634	573

Senior secured debt	20,403	20,070
Senior unsecured notes (effective interest rate of 6.5%)	10,252	9,575
Net debt issuance costs	(167)	(219)

Total debt (average life of 6.2 years, rates averaging 5.4%)	30,488	29,426
Less amounts due within one year	233	338

	$30,255	$29,088

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT (continued)

2015 Activity

During December 2015, we issued $500 million aggregate principal amount of 5.875% senior notes due 2026. We used the net proceeds for general corporate purposes.

During November 2015, we issued $1.000 billion aggregate principal amount of 5.875% senior notes due 2026. We used the net proceeds to redeem all $1.000 billion aggregate principal amount of our outstanding 6.500% senior notes due 2016. The pretax loss on retirement of debt related to this redemption was $10 million.

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 10, 2020. The pretax loss on retirement of debt was $3 million.

During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of our outstanding 7 3/4% senior notes due 2021. The pretax loss on retirement of debt related to this redemption was $122 million.

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

Senior Secured Credit Facilities And Other Senior Secured Debt

We have entered into the following senior secured credit facilities: (i) a $3.250 billion asset-based revolving credit facility maturing on March 7, 2019 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($3.030 billion outstanding at December 31, 2015) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on February 26, 2019 (none outstanding at December 31, 2015 without giving effect to certain outstanding letters of credit); (iii) a $1.365 billion senior secured term loan A-5 facility maturing on June 10, 2020; (iv) a $2.319 billion senior secured term loan B-4 facility maturing on May 1, 2018; and (v) a $1.955 billion senior secured term loan B-5 facility maturing on March 31, 2017. We refer to the facilities described under (ii) through (v) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT (continued)

Senior Secured Credit Facilities And Other Senior Secured Debt (continued)

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

Senior secured notes consists of (i) $3.000 billion aggregate principal amount of 6.50% first lien notes due 2020; (ii) $1.350 billion aggregate principal amount of 5.875% first lien notes due 2022; (iii) $1.250 billion aggregate principal amount of 4.75% first lien notes due 2023; (iv) $1.500 billion aggregate principal amount of 3.75% first lien notes due 2019; (v) $2.000 billion aggregate principal amount of 5.00% first lien notes due 2024; (vi) $600 million aggregate principal amount of 4.25% first lien notes due 2019; and (vii) $1.400 billion aggregate principal amount of 5.25% first lien notes due 2025. Capital leases and other secured debt totaled $634 million at December 31, 2015.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2015, we had entered into effective interest rate swap agreements, in a total notional amount of $4.000 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facilities. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

Senior Unsecured Notes

Senior unsecured notes consist of (i) $8.391 billion aggregate principal amount of senior notes with maturities ranging from 2018 to 2033; (ii) an aggregate principal amount of $125 million medium-term notes maturing 2025; (iii) an aggregate principal amount of $736 million debentures with maturities ranging from 2023 to 2095; and (iv) an aggregate principal amount of $1.000 billion senior notes due 2021.

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

General Debt Information (continued)

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

Maturities of long-term debt in years 2017 through 2020, excluding amounts under the ABL credit facility, are $2.145 billion, $2.918 billion, $2.227 billion and $4.125 billion, respectively.

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are subject to claims for additional taxes and related interest and penalties. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us which may not be covered by insurance. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations, financial position or liquidity.

Government Investigations, Claims and Litigation

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations, financial position or liquidity.

In July 2012, the Civil Division of the U.S. Attorney’s Office in Miami requested information on reviews assessing the medical necessity of interventional cardiology services provided at any Company facility (other than peer reviews). The Company cooperated with the government’s request and produced medical records associated with particular reviews at eight hospitals, located primarily in Florida. The Company subsequently

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Government Investigations, Claims and Litigation (continued)

learned that the government’s inquiries related to three qui tam actions. On February 24, 2015, the United States District Court for the Southern District of Florida unsealed a qui tam action that had been filed under seal on February 16, 2012 and alleged particular FCA violations relating to two specific facilities that were among the subjects of the Miami U.S. Attorney’s Office investigation. On January 30, 2015, the U.S. Attorney’s Office filed with the District Court a formal notice that the Department of Justice declined to intervene in that action. The relator subsequently dismissed this qui tam action without prejudice. A second qui tam action relating to these topics was unsealed on March 12, 2015 and dismissed without prejudice by the relator on March 18, 2015. A third qui tam action, which made allegations relating to another facility that was a subject of the Miami U.S. Attorney’s Office inquiry, was unsealed in December 2015 after the government formally declined to intervene. The Company settled this qui tam action on December 17, 2015 with a payment of $2.625 million to resolve claims, penalties and attorneys’ fees. It is the Company’s understanding that the dismissal of the two qui tam actions and settlement of the third resolves the investigation of which the government notified the Company in July 2012.

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings. In November 2015, following consideration of additional evidence, the Authority issued a Provisional Decision that again found there were adverse effects on competition in the private hospital market in central London. The Provisional Decision modified some of the Authority’s earlier factual conclusions and acknowledged certain mitigating factors for some of the effects noted in the prior decision. The Provisional Decision also offers some additional potential remedies, and the Authority is now consulting on remedies for the adverse competitive effects. A Provisional Decision on Remedies is expected during the first quarter of 2016, with a Final Report anticipated in May 2016. If dissatisfied with the Final Report, HCA will have an opportunity to appeal to the Competitive Appeal Tribunal.

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

2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserts a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleges deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Following the close of discovery, plaintiffs and defendants each filed motions for summary judgment and to strike certain of the expert witnesses. As described below, a preliminary agreement to settle the shareholder class actions has been reached.

In addition to the above described consolidated shareholder class action, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleges breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions described above. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors has been consolidated with the earlier filed state derivative action. The plaintiffs in the consolidated action filed a consolidated complaint on December 4, 2013. The Company filed a motion to again stay the state derivative action pending developments in the class action, but the court did not act on the motion.

On November 3, 2015, the Company reached a preliminary agreement in principle to settle the Schuh shareholder class action and the Sutton, Schroeder and Bagot derivative actions. The preliminary settlement agreement provided for a resolution of all of the pending claims in the shareholder class action and the derivative suits, without any admission or concession of wrongdoing by the Company or the other defendants, and was contingent upon, among other things, execution of final settlement documents, successful negotiation of certain non-monetary terms, approval by the Company’s Board of Directors, notification to the Schuh shareholder class, and preliminary and final approval of the settlements by the state and federal courts in Tennessee. The federal

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation (continued)

court gave preliminary approval to the shareholder class action settlement on January 13, 2016, provided for class notification, and set a hearing for final approval of the settlement for April 11, 2016. The state court in Bagot gave preliminary approval to the settlement of the derivative claims on January 28, 2016 and set a hearing for final approval on April 12, 2016.

The monetary terms of the settlement in the Schuh case include a payment by HCA of $215 million in return for a full release of all claims against all defendants, including the Company, its officers and directors, the underwriters and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The terms of the settlement of the derivative cases include receipt by the Company of $19 million from insurance policies covering the claims asserted in the derivative cases, certain corporate governance reforms and agreement by the Company to pay attorneys’ fees in the aggregate amount of $5.5 million in return for releases of all claims against all defendants. In the fourth quarter of 2015, HCA recorded legal claim costs, net of expected insurance recoveries, of $120 million for the expected settlements of the shareholder action, the derivative cases and related costs.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. At December 31, 2015, the Company had an accrued liability of $438 million for the damages, costs and interest related to this litigation. On January 15, 2016, the Company filed a Notice of Appeal in the Missouri Court of Appeals for the Western District. The schedule for hearing the appeal has not yet been set.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — LEASES

We lease medical office buildings and certain equipment under operating lease agreements. Commitments relating to noncancellable operating leases for each of the next five years and thereafter are as follows (dollars in millions):

For the Year Ended December 31,
2016	$283
2017	267
2018	216
2019	182
2020	149
Thereafter	976

2,073
Less sublease income	(18)

$2,055

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

Share Repurchase Transactions

During October 2015, May 2015 and February 2015, our board of directors authorized share repurchase programs for up to $3.0 billion, $1.0 billion and $1.0 billion, respectively, of our outstanding common stock. During April 2015, the Company entered into an agreement to repurchase 3,806,500 shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC (the “Bain Entities”) and certain charitable organizations that received shares of common stock as charitable contributions from certain partners and other employees of the Bain Entities at a purchase price of $77.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 17, 2015, less a discount of 1% (the “Share Repurchase”). The Share Repurchase was made pursuant to the February 2015 authorization. During 2015, we repurchased 28,184,700 shares of our common stock at an average price of $74.62 per share through market purchases, resulting in total repurchases pursuant to the October 2015, May 2015 and February 2015 authorizations of 31,991,200 shares of our common stock at an average price of $74.93 per share. At December 31, 2015, we had no repurchase authorization remaining under the $1.0 billion May 2015 and $1.0 billion February 2015 authorizations and $2.603 billion of repurchase authorization available under the $3.0 billion October 2015 authorization.

During December 2014, the Company entered into an agreement to repurchase 7,612,900 shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC at a purchase price of $73.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on December 5, 2014, less a discount of 1%. The repurchase was made pursuant to the Company’s $1.0 billion repurchase program adopted by the Company’s board of directors in October 2014 which was completed during the fourth quarter of 2014 through market purchases of an additional 6,415,700 shares of our common stock at an average purchase price of $68.96 per share (14,028,600 total shares repurchased at an average purchase price of $71.29 per share).

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — CAPITAL STOCK (continued)

Share Repurchase Transactions (continued)

During May 2014, certain of the Company’s stockholders, consisting principally of affiliates of, or funds sponsored by, Bain Capital Partners, LLC and Kohlberg Kravis Roberts & Co. (the “Selling Stockholders”), sold in an underwritten secondary offering, 15 million shares from their holdings of the Company’s common stock. The Selling Shareholders received all the proceeds from this offering. Concurrent with the closing of the secondary offering, we repurchased approximately $750 million of additional shares (14,554,600 shares) of our common stock from the Selling Stockholders at the net offering price ($51.53 per share).

During November 2013, the Selling Stockholders sold, in an underwritten secondary offering, 30 million shares from their holdings of the Company’s common stock. The Selling Stockholders received all of the proceeds from this offering. Concurrent with the closing of the secondary offering, we repurchased approximately $500 million of additional shares (10,656,400 shares) of our common stock from the Selling Stockholders at the net offering price ($46.92 per share).

NOTE 13 — EMPLOYEE BENEFIT PLANS

We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $432 million for 2015, $404 million for 2014 and $374 million for 2013. Our contributions are funded periodically during each year.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $20 million for 2015, $31 million for 2014 and $29 million for 2013. Accrued benefits liabilities under this plan totaled $164 million at December 31, 2015 and $156 million at December 31, 2014.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $33 million for 2015, $31 million for 2014 and $43 million for 2013. Accrued benefits liabilities under this plan totaled $207 million at December 31, 2015 and $231 million at December 31, 2014.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $25 million for 2015, $13 million for 2014, and $37 million for 2013. Accrued benefits liabilities under these plans totaled $131 million at December 31, 2015 and $172 million at December 31, 2014.

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. At December 31, 2015, the National Group included 84 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group included 78 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

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

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
National Group	$18,756	$17,335	$15,975
American Group	18,872	17,532	16,487
Corporate and other	2,050	2,051	1,720

	$39,678	$36,918	$34,182

Equity in earnings of affiliates:
National Group	$(7)	$(15)	$(9)
American Group	(32)	(31)	(24)
Corporate and other	(7)	3	4

	$(46)	$(43)	$(29)

Adjusted segment EBITDA:
National Group	$4,271	$3,848	$3,303
American Group	4,207	4,025	3,662
Corporate and other	(563)	(445)	(391)

	$7,915	$7,428	$6,574

Depreciation and amortization:
National Group	$769	$749	$718
American Group	886	840	835
Corporate and other	249	231	200

	$1,904	$1,820	$1,753

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Years Ended December 31,
	2015	2014	2013
Adjusted segment EBITDA	$7,915	$7,428	$6,574
Depreciation and amortization	1,904	1,820	1,753
Interest expense	1,665	1,743	1,848
Losses (gains) on sales of facilities	5	(29)	10
Losses on retirement of debt	135	335	17
Legal claim costs	249	78	—

Income before income taxes	$3,957	$3,481	$2,946

	December 31,
	2015	2014	2013
Assets:
National Group	$11,332	$10,590	$10,208
American Group	15,240	15,091	13,911
Corporate and other	6,172	5,299	4,475

	$32,744	$30,980	$28,594

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2012	$1,035	$4,189	$315	$5,539
Acquisitions	68	13	297	378
Foreign currency translation, amortization and other	1	(12)	(3)	(14)

Balance at December 31, 2013	1,104	4,190	609	5,903
Acquisitions	72	428	48	548
Foreign currency translation, amortization and other	(6)	(4)	(25)	(35)

Balance at December 31, 2014	1,170	4,614	632	6,416
Acquisitions	318	27	—	345
Foreign currency translation, amortization and other	(7)	(3)	(20)	(30)

Balance at December 31, 2015	$1,481	$4,638	$612	$6,731

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2012	$11	$(1)	$(196)	$(271)	$(457)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(4)	—	—	—	(4)
Foreign currency translation adjustments, net of $6 of income taxes	—	12	—	—	12
Defined benefit plans, net of $50 of income taxes	—	—	84	—	84
Change in fair value of derivative instruments, net of $1 of income taxes	—	—	—	2	2
Expense reclassified into operations from other comprehensive income, net of $14 and $49, respectively, income tax benefits	—	—	24	82	106

Balances at December 31, 2013	7	11	(88)	(187)	(257)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	6	—	—	—	6
Foreign currency translation adjustments, net of $27 income tax benefit	—	(47)	—	—	(47)
Defined benefit plans, net of $59 income tax benefit	—	—	(99)	—	(99)
Change in fair value of derivative instruments, net of $13 income tax benefit	—	—	—	(23)	(23)
Expense reclassified into operations from other comprehensive income, net of $8 and $48, respectively, income tax benefits	—	—	13	84	97

Balances at December 31, 2014	13	(36)	(174)	(126)	(323)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	—	—	—	—	—
Foreign currency translation adjustments, net of $25 income tax benefit	—	(38)	—	—	(38)
Defined benefit plans, net of $11 of income taxes	—	—	19	—	19
Change in fair value of derivative instruments, net of $14 income tax benefit	—	—	—	(22)	(22)
Expense reclassified into operations from other comprehensive income, net of $12 and $46, respectively, income tax benefits	—	—	20	79	99

Balances at December 31, 2015	$13	$(74)	$(135)	$(69)	$(265)

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2015	2014
Professional liability risks	$350	$329
Interest	365	357
Taxes other than income	277	255
Other	888	796

	$1,880	$1,737

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$4,846	$3,858	$(3,216)	$5,488
Year ended December 31, 2014	5,488	3,169	(3,646)	5,011
Year ended December 31, 2015	5,011	3,913	(3,598)	5,326

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION

HCA Inc. is a 100% owned direct subsidiary of HCA Holdings, Inc. On November 23, 2010, HCA Holdings, Inc. issued $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021, which were redeemed in full during May 2015. On December 6, 2012, HCA Holdings, Inc. issued $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

Our condensed consolidating balance sheets at December 31, 2015 and 2014 and condensed consolidating statements of comprehensive income and cash flows for each of the three years in the period ended December 31, 2015, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$22,272	$21,319	$—	$43,591
Provision for doubtful accounts	—	—	2,099	1,814	—	3,913

Revenues	—	—	20,173	19,505	—	39,678

Salaries and benefits	—	—	9,131	8,984	—	18,115
Supplies	—	—	3,464	3,174	—	6,638
Other operating expenses	(2)	—	3,324	3,781	—	7,103
Electronic health record incentive income	—	—	(31)	(16)	—	(47)
Equity in earnings of affiliates	(2,352)	—	(6)	(40)	2,352	(46)
Depreciation and amortization	—	—	915	989	—	1,904
Interest expense	115	2,445	(766)	(129)	—	1,665
Losses (gains) on sales of facilities	—	—	(2)	7	—	5
Losses on retirement of debt	122	13	—	—	—	135
Legal claim costs	120	129	—	—	—	249
Management fees	—	—	(676)	676	—	—

	(1,997)	2,587	15,353	17,426	2,352	35,721

Income (loss) before income taxes	1,997	(2,587)	4,820	2,079	(2,352)	3,957
Provision (benefit) for income taxes	(132)	(962)	1,758	597	—	1,261

Net income (loss)	2,129	(1,625)	3,062	1,482	(2,352)	2,696
Net income attributable to noncontrolling interests	—	—	92	475	—	567

Net income (loss) attributable to HCA Holdings, Inc.	$2,129	$(1,625)	$2,970	$1,007	$(2,352)	$2,129

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$2,187	$(1,568)	$3,009	$969	$(2,410)	$2,187

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$20,533	$19,554	$—	$40,087
Provision for doubtful accounts	—	—	1,777	1,392	—	3,169

Revenues	—	—	18,756	18,162	—	36,918

Salaries and benefits	—	—	8,574	8,067	—	16,641
Supplies	—	—	3,280	2,982	—	6,262
Other operating expenses	20	—	3,138	3,597	—	6,755
Electronic health record incentive income	—	—	(85)	(40)	—	(125)
Equity in earnings of affiliates	(2,003)	—	(7)	(36)	2,003	(43)
Depreciation and amortization	—	—	888	932	—	1,820
Interest expense	184	2,175	(559)	(57)	—	1,743
Gains on sales of facilities	—	—	(25)	(4)	—	(29)
Losses on retirement of debt	—	335	—	—	—	335
Legal claim costs	—	78	—	—	—	78
Management fees	—	—	(662)	662	—	—

	(1,799)	2,588	14,542	16,103	2,003	33,437

Income (loss) before income taxes	1,799	(2,588)	4,214	2,059	(2,003)	3,481
Provision (benefit) for income taxes	(76)	(961)	1,533	612	—	1,108

Net income (loss)	1,875	(1,627)	2,681	1,447	(2,003)	2,373
Net income attributable to noncontrolling interests	—	—	87	411	—	498

Net income (loss) attributable to HCA Holdings, Inc.	$1,875	$(1,627)	$2,594	$1,036	$(2,003)	$1,875

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,809	$(1,566)	$2,508	$995	$(1,937)	$1,809

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$20,042	$17,998	$—	$38,040
Provision for doubtful accounts	—	—	2,262	1,596	—	3,858

Revenues	—	—	17,780	16,402	—	34,182

Salaries and benefits	—	—	8,387	7,259	—	15,646
Supplies	—	—	3,158	2,812	—	5,970
Other operating expenses	8	(2)	2,998	3,233	—	6,237
Electronic health record incentive income	—	—	(142)	(74)	—	(216)
Equity in earnings of affiliates	(1,675)	—	(2)	(27)	1,675	(29)
Depreciation and amortization	—	—	855	898	—	1,753
Interest expense	184	2,253	(523)	(66)	—	1,848
Losses (gains) on sales of facilities	—	—	20	(10)	—	10
Loss on retirement of debt	—	17	—	—	—	17
Management fees	—	—	(632)	632	—	—

	(1,483)	2,268	14,119	14,657	1,675	31,236

Income (loss) before income taxes	1,483	(2,268)	3,661	1,745	(1,675)	2,946
Provision (benefit) for income taxes	(73)	(860)	1,362	521	—	950

Net income (loss)	1,556	(1,408)	2,299	1,224	(1,675)	1,996
Net income attributable to noncontrolling interests	—	—	69	371	—	440

Net income (loss) attributable to HCA Holdings, Inc.	$1,556	$(1,408)	$2,230	$853	$(1,675)	$1,556

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,756	$(1,324)	$2,338	$861	$(1,875)	$1,756

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$155	$586	$—	$741
Accounts receivable, net	—	—	2,982	2,907	—	5,889
Inventories	—	—	852	587	—	1,439
Other	223	—	403	537	—	1,163

	223	—	4,392	4,617	—	9,232

Property and equipment, net	—	—	8,328	6,686	—	15,014
Investments of insurance subsidiaries	—	—	—	432	—	432
Investments in and advances to affiliates	24,380	—	14	164	(24,380)	178
Goodwill and other intangible assets	—	—	1,703	5,028	—	6,731
Other	943	—	19	195	—	1,157

	$25,546	$—	$14,456	$17,122	$(24,380)	$32,744

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2	$—	$1,375	$793	$—	$2,170
Accrued salaries	—	—	712	521	—	1,233
Other accrued expenses	172	340	458	910	—	1,880
Long-term debt due within one year	—	114	65	54	—	233

	174	454	2,610	2,278	—	5,516

Long-term debt, net	984	28,756	226	289	—	30,255
Intercompany balances	31,432	(11,171)	(23,435)	3,174	—	—
Professional liability risks	—	—	—	1,115	—	1,115
Income taxes and other liabilities	555	548	417	384	—	1,904

	33,145	18,587	(20,182)	7,240	—	38,790
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,599)	(18,587)	34,510	8,457	(24,380)	(7,599)
Noncontrolling interests	—	—	128	1,425	—	1,553

	(7,599)	(18,587)	34,638	9,882	(24,380)	(6,046)

	$25,546	$—	$14,456	$17,122	$(24,380)	$32,744

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,129	$(1,625)	$3,062	$1,482	$(2,352)	$2,696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(12)	44	(2,537)	(1,731)	—	(4,236)
Provision for doubtful accounts	—	—	2,099	1,814	—	3,913
Depreciation and amortization	—	—	915	989	—	1,904
Income taxes	(160)	—	—	—	—	(160)
Losses (gains) on sales of facilities	—	—	(2)	7	—	5
Losses on retirement of debt	122	13	—	—	—	135
Legal claim costs	20	129	—	—	—	149
Amortization of debt issuance costs	3	32	—	—	—	35
Share-based compensation	239	—	—	—	—	239
Equity in earnings of affiliates	(2,352)	—	—	—	2,352	—
Other	66	3	(4)	(11)	—	54

Net cash provided by (used in) operating activities	55	(1,404)	3,533	2,550	—	4,734

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,248)	(1,127)	—	(2,375)
Acquisition of hospitals and health care entities	—	—	(51)	(300)	—	(351)
Disposal of hospitals and health care entities	—	—	48	25	—	73
Change in investments	—	—	9	54	—	63
Other	—	—	(6)	13	—	7

Net cash used in investing activities	—	—	(1,248)	(1,335)	—	(2,583)

Cash flows from financing activities:
Issuance of long-term debt	—	5,548	—	—	—	5,548
Net change in revolving bank credit facilities	—	150	—	—	—	150
Repayment of long-term debt	(1,632)	(3,189)	(59)	(40)	—	(4,920)
Distributions to noncontrolling interests	—	—	(85)	(410)	—	(495)
Payment of debt issuance costs	—	(50)	—	—	—	(50)
Repurchases of common stock	(2,397)	—	—	—	—	(2,397)
Income tax benefits	235	—	—	—	—	235
Changes in intercompany balances with affiliates, net	3,767	(1,055)	(2,073)	(639)	—	—
Other	(28)	—	—	(19)	—	(47)

Net cash (used in) provided by financing activities	(55)	1,404	(2,217)	(1,108)	—	(1,976)

Change in cash and cash equivalents	—	—	68	107	—	175
Cash and cash equivalents at beginning of period	—	—	87	479	—	566

Cash and cash equivalents at end of period	$—	$—	$155	$586	$—	$741

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,875	$(1,627)	$2,681	$1,447	$(2,003)	$2,373
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(11)	(12)	(1,972)	(1,438)	—	(3,433)
Provision for doubtful accounts	—	—	1,777	1,392	—	3,169
Depreciation and amortization	—	—	888	932	—	1,820
Income taxes	(83)	—	—	—	—	(83)
Gains on sales of facilities	—	—	(25)	(4)	—	(29)
Losses on retirement of debt	—	335	—	—	—	335
Legal claim costs	—	78	—	—	—	78
Amortization of debt issuance costs	3	39	—	—	—	42
Share-based compensation	163	—	—	—	—	163
Equity in earnings of affiliates	(2,003)	—	—	—	2,003	—
Other	—	18	—	(5)	—	13

Net cash (used in) provided by operating activities	(56)	(1,169)	3,349	2,324	—	4,448

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,189)	(987)	—	(2,176)
Acquisition of hospitals and health care entities	—	—	(34)	(732)	—	(766)
Disposal of hospitals and health care entities	—	—	41	10	—	51
Change in investments	—	—	32	(69)	—	(37)
Other	—	—	—	10	—	10

Net cash used in investing activities	—	—	(1,150)	(1,768)	—	(2,918)

Cash flows from financing activities:
Issuance of long-term debt	—	5,500	—	2	—	5,502
Net change in revolving bank credit facilities	—	440	—	—	—	440
Repayment of long-term debt	—	(5,086)	(50)	(28)	—	(5,164)
Distributions to noncontrolling interests	—	—	(65)	(377)	—	(442)
Payment of debt issuance costs	—	(73)	—	—	—	(73)
Repurchases of common stock	(1,750)	—	—	—	—	(1,750)
Income tax benefits	134	—	—	—	—	134
Changes in intercompany balances with affiliates, net	1,678	388	(2,109)	43	—	—
Other	(6)	—	—	(19)	—	(25)

Net cash provided by (used in) financing activities	56	1,169	(2,224)	(379)	—	(1,378)

Change in cash and cash equivalents	—	—	(25)	177	—	152
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$87	$479	$—	$566

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,556	$(1,408)	$2,299	$1,224	$(1,675)	$1,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(11)	17	(2,320)	(1,958)	—	(4,272)
Provision for doubtful accounts	—	—	2,262	1,596	—	3,858
Depreciation and amortization	—	—	855	898	—	1,753
Income taxes	143	—	—	—	—	143
Losses (gains) on sales of facilities	—	—	20	(10)	—	10
Loss on retirement of debt	—	17	—	—	—	17
Amortization of debt issuance costs	3	52	—	—	—	55
Share-based compensation	113	—	—	—	—	113
Equity in earnings of affiliates	(1,675)	—	—	—	1,675	—
Other	—	9	2	(4)	—	7

Net cash provided by (used in) operating activities	129	(1,313)	3,118	1,746	—	3,680

Cash flows from investing activities:
Purchase of property and equipment	—	—	(921)	(1,022)	—	(1,943)
Acquisition of hospitals and health care entities	—	—	—	(481)	—	(481)
Disposal of hospitals and health care entities	—	—	17	16	—	33
Change in investments	—	—	(16)	52	—	36
Other	—	—	—	9	—	9

Net cash used in investing activities	—	—	(920)	(1,426)	—	(2,346)

Cash flows from financing activities:
Net change in revolving bank credit facilities	—	970	—	—	—	970
Repayment of long-term debt	—	(1,254)	(34)	(374)	—	(1,662)
Distributions to noncontrolling interests	—	—	(71)	(364)	—	(435)
Payment of debt issuance costs	—	(5)	—	—	—	(5)
Repurchases of common stock	(500)	—	—	—	—	(500)
Income tax benefits	113	—	—	—	—	113
Changes in intercompany balances with affiliates, net	342	1,602	(2,364)	420	—	—
Other	(106)	—	—	—	—	(106)

Net cash (used in) provided by financing activities	(151)	1,313	(2,469)	(318)	—	(1,625)

Change in cash and cash equivalents	(22)	—	(271)	2	—	(291)
Cash and cash equivalents at beginning of period	22	—	383	300	—	705

Cash and cash equivalents at end of period	$—	$—	$112	$302	$—	$414

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

Reconciliations of the HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit presentation to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit presentation for the years ended December 31, 2015, 2014 and 2013 are as follows (dollars in millions):

	2015	2014	2013
Presentation in HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit:
Share-based benefit plans	$523	$321	$139
Other	(18)	(6)	(6)

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Holdings, Inc., net of contributions to HCA Holdings, Inc.	$505	$315	$133

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the table above, the separate consolidated financial statements of Healthtrust are not presented.

HCA HOLDINGS, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

(Dollars in millions)

	2015
	First		Second		Third		Fourth
Revenues	$9,676		$9,897		$9,856		$10,249
Net income	$720	(a)	$665	(b)	$573	(c)	$738	(d)
Net income attributable to HCA Holdings, Inc.	$591	(a)	$507	(b)	$449	(c)	$582	(d)
Basic earnings per share	$1.41		$1.22		$1.08		$1.44
Diluted earnings per share	$1.36		$1.18		$1.05		$1.40

	2014
	First		Second		Third		Fourth
Revenues	$8,832		$9,230		$9,220		$9,636
Net income	$454	(e)	$632	(f)	$611	(g)	$676	(h)
Net income attributable to HCA Holdings, Inc.	$347	(e)	$483	(f)	$518	(g)	$527	(h)
Basic earnings per share	$0.78		$1.10		$1.20		$1.22
Diluted earnings per share	$0.76		$1.07		$1.16		$1.19

(a)	First quarter results include $6 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(b)	Second quarter results include $3 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $79 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements).
(c)	Third quarter results include $2 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $49 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).
(d)	Fourth quarter results include $4 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements), $7 million of loss on retirement of debt (See Note 9 of the notes to consolidated financial statements) and $108 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).
(e)	First quarter results include $13 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $49 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).
(f)	Second quarter results include $7 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $143 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements).
(g)	Third quarter results include $9 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(h)	Fourth quarter results include $7 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $68 million of loss on retirement of debt (See Note 9 of the notes to consolidated financial statements).