Form 10-Q
period 2016-03-31
HCA Holdings, Inc.
filed 2016-05-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2016
Voting common stock, $.01 par value	391,053,900 shares

HCA HOLDINGS, INC.

Form 10-Q

March 31, 2016

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

Unaudited

(Dollars in millions, except per share amounts)

	2016	2015
Revenues before provision for doubtful accounts	$11,050	$10,322
Provision for doubtful accounts	790	646

Revenues	10,260	9,676

Salaries and benefits	4,702	4,398
Supplies	1,714	1,638
Other operating expenses	1,857	1,717
Electronic health record incentive income	(4)	(19)
Equity in earnings of affiliates	(12)	(19)
Depreciation and amortization	479	473
Interest expense	416	419
Losses (gains) on sales of facilities	1	(9)
Legal claim costs	12	—

	9,165	8,598

Income before income taxes	1,095	1,078
Provision for income taxes	284	358

Net income	811	720
Net income attributable to noncontrolling interests	117	129

Net income attributable to HCA Holdings, Inc.	$694	$591

Per share data:
Basic earnings per share	$1.75	$1.41
Diluted earnings per share	$1.69	$1.36
Shares used in earnings per share calculations (in millions):
Basic	396.397	420.148
Diluted	410.575	435.309

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

Unaudited

(Dollars in millions)

	2016	2015
Net income	$811	$720
Other comprehensive income (loss) before taxes:
Foreign currency translation	(43)	(51)

Unrealized gains on available-for-sale securities	2	1

Defined benefit plans	—	—
Pension costs included in salaries and benefits	4	6

	4	6

Change in fair value of derivative financial instruments	(38)	(23)
Interest costs included in interest expense	28	31

	(10)	8

Other comprehensive loss before taxes	(47)	(36)
Income tax benefits related to other comprehensive income items	(18)	(15)

Other comprehensive loss	(29)	(21)

Comprehensive income	782	699
Comprehensive income attributable to noncontrolling interests	117	129

Comprehensive income attributable to HCA Holdings, Inc.	$665	$570

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$852	$741
Accounts receivable, less allowance for doubtful accounts of $5,205 and $5,326	5,880	5,889
Inventories	1,415	1,439
Other	1,054	1,163

	9,201	9,232

Property and equipment, at cost	34,978	34,614
Accumulated depreciation	(19,921)	(19,600)

	15,057	15,014

Investments of insurance subsidiaries	425	432
Investments in and advances to affiliates	174	178
Goodwill and other intangible assets	6,713	6,731
Other	1,206	1,157

	$32,776	$32,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,944	$2,170
Accrued salaries	1,309	1,233
Other accrued expenses	1,919	1,880
Long-term debt due within one year	226	233

	5,398	5,516

Long-term debt, less net debt issuance costs of $179 and $167	30,328	30,255
Professional liability risks	1,116	1,115
Income taxes and other liabilities	1,933	1,904

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 393,650,000 shares in 2016 and 398,738,700 shares in 2015	4	4
Accumulated other comprehensive loss	(294)	(265)
Retained deficit	(7,266)	(7,338)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,556)	(7,599)
Noncontrolling interests	1,557	1,553

	(5,999)	(6,046)

	$32,776	$32,744

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

Unaudited

(Dollars in millions)

	2016	2015
Cash flows from operating activities:
Net income	$811	$720
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(789)	(895)
Provision for doubtful accounts	790	646

Accounts receivable, net	1	(249)
Inventories and other assets	14	(106)
Accounts payable and accrued expenses	(371)	(312)
Depreciation and amortization	479	473
Income taxes	360	438
Losses (gains) on sales of facilities	1	(9)
Legal claim costs	12	—
Amortization of debt issuance costs	10	10
Share-based compensation	65	48
Other	17	5

Net cash provided by operating activities	1,399	1,018

Cash flows from investing activities:
Purchase of property and equipment	(509)	(446)
Acquisition of hospitals and health care entities	(9)	(28)
Disposal of hospitals and health care entities	4	15
Change in investments	11	22
Other	7	5

Net cash used in investing activities	(496)	(432)

Cash flows from financing activities:
Issuances of long-term debt	3,000	1,000
Net change in revolving bank credit facilities	(930)	(260)
Repayment of long-term debt	(2,011)	(791)
Distributions to noncontrolling interests	(111)	(132)
Payment of debt issuance costs	(22)	(11)
Repurchases of common stock	(621)	(366)
Other	(97)	(6)

Net cash used in financing activities	(792)	(566)

Change in cash and cash equivalents	111	20
Cash and cash equivalents at beginning of period	741	566

Cash and cash equivalents at end of period	$852	$586

Interest payments	$490	$487
Income tax refunds, net	$(76)	$(118)

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2016, these affiliates owned and operated 168 hospitals, 116 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $85 million and $74 million for the quarters ended March 31, 2016 and 2015, respectively. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (including the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other payers for the quarters ended March 31, 2016 and 2015 are summarized in the following table (dollars in millions):

	2016	Ratio	2015	Ratio
Medicare	$2,266	22.1%	$2,234	23.1%
Managed Medicare	1,104	10.8	1,052	10.9
Medicaid	427	4.2	452	4.7
Managed Medicaid	597	5.8	549	5.7
Managed care and other insurers	5,702	55.6	5,216	53.9
International (managed care and other insurers)	317	3.1	321	3.3

	10,413	101.6	9,824	101.6
Uninsured	189	1.8	68	0.7
Other	448	4.4	430	4.4

Revenues before provision for doubtful accounts	11,050	107.8	10,322	106.7
Provision for doubtful accounts	(790)	(7.8)	(646)	(6.7)

Revenues	$10,260	100.0%	$9,676	100.0%

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard was originally scheduled to become effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption was originally not to be permitted under US GAAP. In July 2015, the FASB decided to defer the effective date of the new revenue standard by one year, but will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and continuing amendments to the new revenue standard, that a deferral was necessary to provide adequate time to effectively implement the new standard. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The FASB determined that this simplification could reduce cost and complexity without decreasing the usefulness of information provided to financial statement users. We elected to adopt the new presentation prospectively at December 31, 2015.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 (calendar year 2019). Early adoption is permitted. ASU 2016-02’s transition provisions will be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. While we are currently evaluating the provisions of ASU 2016-02 to determine how our financial statements will be affected, we believe the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued Accounting Standards Update 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarified that a novation of a derivative contract in a hedge accounting relationship does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. We elected to adopt ASU 2016-05 prospectively effective January 1, 2016.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires changes to how companies account for certain aspects of share-based payments to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We elected to adopt ASU 2016-09 prospectively effective January 1, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarters ended March 31, 2016 and 2015, we paid $9 million and $28 million, respectively, to acquire other nonhospital health care entities. During the quarter ended March 31, 2016, we received proceeds of $4 million and recognized a net pretax loss of $1 million related to sales of real estate and other investments. During the quarter ended March 31, 2015, we received proceeds of $15 million and recognized net pretax gains of $9 million related to sales of real estate and other investments.

NOTE 3 — INCOME TAXES

During 2014, the IRS Examination Division began an audit of HCA Holdings, Inc.’s 2011 and 2012 federal income tax returns. We are also subject to examination by state and foreign taxing authorities.

Our liability for unrecognized tax benefits was $537 million, including accrued interest of $67 million, as of March 31, 2016 ($554 million and $73 million, respectively, as of December 31, 2015). Unrecognized tax benefits of $215 million ($233 million as of December 31, 2015) would affect the effective rate, if recognized. The provision for income taxes also reflects a $6 million ($4 million net of tax) reduction in interest expense related to taxing authority examinations for the quarter ended March 31, 2016.

Our provision for income taxes for the first quarter of 2016 included a tax benefit of $74 million related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, we no longer record excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefit for the first quarter of 2015, related to the settlement of employee equity awards, was $70 million and was recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, as previously required. We have elected to apply the change to the statement of cash flows presentation prospectively.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards and potential shares, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2016 and 2015 (dollars and shares in millions, except per share amounts):

	2016	2015
Net income attributable to HCA Holdings, Inc.	$694	$591

Weighted average common shares outstanding	396.397	420.148
Effect of dilutive incremental shares	14.178	15.161

Shares used for diluted earnings per share	410.575	435.309

Earnings per share:
Basic earnings per share	$1.75	$1.41
Diluted earnings per share	$1.69	$1.36

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2016 and December 31, 2015 follows (dollars in millions):

	March 31, 2016
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$415	$20	$(1)	$434
Money market funds	39	—	—	39

	454	20	(1)	473
Equity securities	1	3	—	4

	$455	$23	$(1)	477

Amounts classified as current assets				(52)

Investment carrying value				$425

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

	December 31, 2015
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$428	$17	$(1)	$444
Money market funds	34	—	—	34

	462	17	(1)	478
Equity securities	—	4	—	4

	$462	$21	$(1)	482

Amounts classified as current assets				(50)

Investment carrying value				$432

At March 31, 2016 and December 31, 2015, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at March 31, 2016 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$92	$92
Due after one year through five years	152	156
Due after five years through ten years	135	146
Due after ten years	75	79

	$454	$473

The average expected maturity of the investments in debt securities at March 31, 2016 was 3.8 years, compared to the average scheduled maturity of 5.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2016 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$3,000	December 2016	$(68)
Pay-fixed interest rate swaps	1,000	December 2017	(28)
Pay-fixed interest rate swaps (starting in December 2016)	2,000	December 2021	(24)

During the next 12 months, we estimate $89 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the quarter ended March 31, 2016 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$24	Interest expense	$28

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2016, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2016, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $122 million.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at March 31, 2016 and December 31, 2015, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2016
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$434	$—	$429	$5
Money market funds	39	39	—	—

	473	39	429	5
Equity securities	4	4	—	—

Investments of insurance subsidiaries	477	43	429	5
Less amounts classified as current assets	(52)	(39)	(13)	—

	$425	$4	$416	$5

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$120	$—	$120	$—

	December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$444	$—	$438	$6
Money market funds	34	34	—	—

	478	34	438	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	482	38	438	6
Less amounts classified as current assets	(50)	(34)	(16)	—

	$432	$4	$422	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$110	$—	$110	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

We had $1 million of settlements related to the investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the quarter ended March 31, 2016. The estimated fair value of our long-term debt was $31.858 billion and $31.411 billion at March 31, 2016 and December 31, 2015, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $30.733 billion and $30.655 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2016 and December 31, 2015, including related interest rates at March 31, 2016, follows (dollars in millions):

	March 31, 2016	December 31, 2015
Senior secured asset-based revolving credit facility (effective interest rate of 1.8%)	$2,100	$3,030
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.3%)	5,161	5,639
Senior secured first lien notes (effective interest rate of 5.5%)	12,600	11,100
Other senior secured debt (effective interest rate of 5.7%)	620	634

First lien debt	20,481	20,403
Senior unsecured notes (effective interest rate of 6.5%)	10,252	10,252
Net debt issuance costs	(179)	(167)

Total debt (average life of 6.6 years, rates averaging 5.5%)	30,554	30,488
Less amounts due within one year	226	233

	$30,328	$30,255

2016 Activity

During March 2016, we issued $1.500 billion aggregate principal amount of 5.250% senior secured notes due 2026. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.500 billion senior secured term loan facility maturing in March 2023.

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

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing in June 2020.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT (continued)

2015 Activity (continued)

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings. In November 2015, following consideration of additional evidence, the Authority issued a provisional decision that again found there were adverse effects on competition in the private hospital market in central London. The November 2015 provisional decision modified some of the Authority’s earlier factual conclusions and acknowledged certain mitigating factors for some of the effects noted in the prior decision. The November 2015 provisional decision also offered additional potential remedies, which continued to include divestment of one or more of HCA’s London hospitals. Following a period of consultation on the potential additional remedies, the Authority concluded, in a provisional decision issued March 22, 2016, that none of the additional remedies, including divestiture,

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Government Investigations, Claims and Litigation (continued)

would be both effective and proportionate. A final decision is anticipated in May or June of 2016. Should HCA or any other party disagree with the Authority’s final decision, there would be an opportunity to appeal to the Competitive Appeal Tribunal.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleged deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Following the close of discovery, plaintiffs and defendants each filed motions for summary judgment and to strike certain of the expert witnesses.

In addition to the above described consolidated shareholder class action, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleged breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions described above. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action, Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Securities Class Action Litigation (continued)

derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors was consolidated with the earlier filed state derivative action. The plaintiffs in the consolidated action filed a consolidated complaint on December 4, 2013. The Company filed a motion to again stay the state derivative action pending developments in the class action, but the court did not act on the motion.

On November 3, 2015, the Company reached a preliminary agreement in principle to settle the Schuh shareholder class action and the Sutton, Schroeder and Bagot derivative actions. The preliminary settlement agreement provided for a resolution of all of the pending claims in the shareholder class action and the derivative suits, without any admission or concession of wrongdoing by the Company or the other defendants, and was contingent upon, among other things, execution of final settlement documents, successful negotiation of certain non-monetary terms, approval by the Company’s Board of Directors, notification to the Schuh shareholder class, and preliminary and final approval of the settlements by the state and federal courts in Tennessee. The federal court gave preliminary approval to the shareholder class action settlement on January 13, 2016, provided for class notification, set a hearing for final approval of the settlement for April 11, 2016, and gave final approval of the settlement on that date. The state court in Bagot gave preliminary approval to the settlement of the derivative claims on January 28, 2016, set a hearing for final approval on April 12, 2016, and gave final approval of the settlement on that date. The federal derivative action will be dismissed by stipulation of the parties.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and, consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES AND LEGAL CLAIM COSTS (continued)

Health Midwest Litigation (continued)

stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. At March 31, 2016 and December 31, 2015, the Company had accrued liabilities of $448 million and $438 million, respectively, for the damages, costs and interest related to this litigation. On January 15, 2016, the Company filed a Notice of Appeal in the Missouri Court of Appeals for the Western District. The Court of Appeals has set a schedule that would complete the parties’ briefing by November 2016. Briefing will likely be followed by oral argument, which has not yet been scheduled.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2015	398.739	$4	$—	$(265)	$(7,338)	$1,553	$(6,046)
Comprehensive income	—	—	—	(29)	694	117	782
Repurchase of common stock	(8.921)	—	—	—	(621)	—	(621)
Distributions	—	—	—	—	—	(111)	(111)
Share-based benefit plans	3.832	—	(2)	—	—	—	(2)
Other	—	—	2	—	(1)	(2)	(1)

Balances at March 31, 2016	393.650	$4	$—	$(294)	$(7,266)	$1,557	$(5,999)

During the quarter ended March 31, 2016, we repurchased 8,921,200 shares of our common stock at an average price of $69.56 per share through market purchases pursuant to the $3.0 billion share repurchase program authorized during October 2015. At March 31, 2016, we had $1.983 billion of repurchase authorization available under the October 2015 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2015	$13	$(74)	$(135)	$(69)	$(265)
Unrealized gains on available-for-sale securities, net of income taxes	2	—	—	—	2
Foreign currency translation adjustments, net of $17 income tax benefit	—	(26)	—	—	(26)
Change in fair value of derivative instruments, net of $14 income tax benefit	—	—	—	(24)	(24)
Expense reclassified into operations from other comprehensive income, net of $2 and $11, respectively, income tax benefits	—	—	2	17	19

Balances at March 31, 2016	$15	$(100)	$(133)	$(76)	$(294)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 84 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 78 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2016 and 2015 are summarized in the following table (dollars in millions):

	2016	2015
Revenues:
National Group	$4,967	$4,650
American Group	4,780	4,501
Corporate and other	513	525

	$10,260	$9,676

Equity in earnings of affiliates:
National Group	$(2)	$(3)
American Group	(9)	(8)
Corporate and other	(1)	(8)

	$(12)	$(19)

Adjusted segment EBITDA:
National Group	$1,138	$1,081
American Group	983	949
Corporate and other	(118)	(69)

	$2,003	$1,961

Depreciation and amortization:
National Group	$197	$189
American Group	218	221
Corporate and other	64	63

	$479	$473

Adjusted segment EBITDA	$2,003	$1,961
Depreciation and amortization	479	473
Interest expense	416	419
Losses (gains) on sales of facilities	1	(9)
Legal claim costs	12	—

Income before income taxes	$1,095	$1,078

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

During November 2010, HCA Holdings, Inc. issued $1.525 billion aggregate principal amount of 7 3/4% senior unsecured notes due 2021, which were redeemed in full during May 2015. During December 2012, HCA Holdings, Inc. issued $1.000 billion aggregate principal amount of 6.250% senior unsecured notes due 2021. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

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

Our summarized condensed consolidating comprehensive income statements for the quarters ended March 31, 2016 and 2015, condensed consolidating balance sheets at March 31, 2016 and December 31, 2015 and condensed consolidating statements of cash flows for the quarters ended March 31, 2016 and 2015, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,673	$5,377	$—	$11,050
Provision for doubtful accounts	—	—	494	296	—	790

Revenues	—	—	5,179	5,081	—	10,260

Salaries and benefits	—	—	2,354	2,348	—	4,702
Supplies	—	—	898	816	—	1,714
Other operating expenses	2	—	860	995	—	1,857
Electronic health record incentive income	—	—	(3)	(1)	—	(4)
Equity in earnings of affiliates	(629)	—	(2)	(10)	629	(12)
Depreciation and amortization	—	—	227	252	—	479
Interest expense	16	650	(207)	(43)	—	416
Losses (gains) on sales of facilities	—	—	2	(1)	—	1
Legal claim costs	—	12	—	—	—	12
Management fees	—	—	(160)	160	—	—

	(611)	662	3,969	4,516	629	9,165

Income (loss) before income taxes	611	(662)	1,210	565	(629)	1,095
Provision (benefit) for income taxes	(83)	(244)	438	173	—	284

Net income (loss)	694	(418)	772	392	(629)	811
Net income attributable to noncontrolling interests	—	—	22	95	—	117

Net income (loss) attributable to HCA Holdings, Inc.	$694	$(418)	$750	$297	$(629)	$694

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$665	$(425)	$752	$273	$(600)	$665

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,201	$5,121	$—	$10,322
Provision for doubtful accounts	—	—	296	350	—	646

Revenues	—	—	4,905	4,771	—	9,676

Salaries and benefits	—	—	2,217	2,181	—	4,398
Supplies	—	—	854	784	—	1,638
Other operating expenses	6	—	820	891	—	1,717
Electronic health record incentive income	—	—	(13)	(6)	—	(19)
Equity in earnings of affiliates	(623)	—	(1)	(18)	623	(19)
Depreciation and amortization	—	—	230	243	—	473
Interest expense	46	595	(174)	(48)	—	419
Gains on sales of facilities	—	—	(9)	—	—	(9)
Management fees	—	—	(178)	178	—	—

	(571)	595	3,746	4,205	623	8,598

Income (loss) before income taxes	571	(595)	1,159	566	(623)	1,078
Provision (benefit) for income taxes	(20)	(224)	428	174	—	358

Net income (loss)	591	(371)	731	392	(623)	720
Net income attributable to noncontrolling interests	—	—	23	106	—	129

Net income (loss) attributable to HCA Holdings, Inc.	$591	$(371)	$708	$286	$(623)	$591

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$570	$(366)	$712	$256	$(602)	$570

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$221	$630	$—	$852
Accounts receivable, net	—	—	3,041	2,839	—	5,880
Inventories	—	—	834	581	—	1,415
Other	—	—	454	600	—	1,054

	1	—	4,550	4,650	—	9,201

Property and equipment, net	—	—	8,267	6,790	—	15,057

Investments of insurance subsidiaries	—	—	—	425	—	425
Investments in and advances to affiliates	24,980	—	18	156	(24,980)	174
Goodwill and other intangible assets	—	—	1,702	5,011	—	6,713
Other	973	—	19	214	—	1,206

	$25,954	$—	$14,556	$17,246	$(24,980)	$32,776

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$—	$1,199	$744	$—	$1,944
Accrued salaries	—	—	729	580	—	1,309
Other accrued expenses	303	271	450	895	—	1,919
Long-term debt due within one year	—	109	62	55	—	226

	304	380	2,440	2,274	—	5,398

Long-term debt, net	992	28,833	212	291	—	30,328
Intercompany balances	31,677	(10,764)	(23,936)	3,023	—	—
Professional liability risks	—	—	—	1,116	—	1,116
Income taxes and other liabilities	537	568	426	402	—	1,933

	33,510	19,017	(20,858)	7,106	—	38,775
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,556)	(19,017)	35,280	8,717	(24,980)	(7,556)
Noncontrolling interests	—	—	134	1,423	—	1,557

	(7,556)	(19,017)	35,414	10,140	(24,980)	(5,999)

	$25,954	$—	$14,556	$17,246	$(24,980)	$32,776

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$694	$(418)	$772	$392	$(629)	$811
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(36)	(67)	(740)	(303)	—	(1,146)
Provision for doubtful accounts	—	—	494	296	—	790
Depreciation and amortization	—	—	227	252	—	479
Income taxes	360	—	—	—	—	360
Losses (gains) on sales of facilities	—	—	2	(1)	—	1
Legal claim costs	—	12	—	—	—	12
Amortization of debt issuance costs	—	10	—	—	—	10
Share-based compensation	—	—	65	—	—	65
Equity in earnings of affiliates	(629)	—	—	—	629	—
Other	19	—	(4)	2	—	17

Net cash provided by (used in) operating activities	408	(463)	816	638	—	1,399

Cash flows from investing activities:
Purchase of property and equipment	—	—	(161)	(348)	—	(509)
Acquisition of hospitals and health care entities	—	—	—	(9)	—	(9)
Disposition of hospitals and health care entities	—	—	—	4	—	4
Change in investments	—	—	—	11	—	11
Other	—	—	—	7	—	7

Net cash used in investing activities	—	—	(161)	(335)	—	(496)

Cash flows from financing activities:
Issuance of long-term debt	—	3,000	—	—	—	3,000
Net change in revolving credit facilities	—	(930)	—	—	—	(930)
Repayment of long-term debt	—	(1,980)	(17)	(14)	—	(2,011)
Distributions to noncontrolling interests	—	—	(16)	(95)	—	(111)
Payment of debt issuance costs	—	(22)	—	—	—	(22)
Repurchases of common stock	(621)	—	—	—	—	(621)
Changes in intercompany balances with affiliates, net	311	395	(556)	(150)	—	—
Other	(97)	—	—	—	—	(97)

Net cash (used in) provided by financing activities	(407)	463	(589)	(259)	—	(792)

Change in cash and cash equivalents	1	—	66	44	—	111
Cash and cash equivalents at beginning of period	—	—	155	586	—	741

Cash and cash equivalents at end of period	$1	$—	$221	$630	$—	$852

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$570	$(371)	$731	$392	$(602)	$720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	17	(79)	(739)	(512)	—	(1,313)
Provision for doubtful accounts	—	—	296	350	—	646
Depreciation and amortization	—	—	230	243	—	473
Income taxes	438	—	—	—	—	438
Gains on sales of facilities	—	—	(9)	—	—	(9)
Amortization of debt issuance costs	1	9	—	—	—	10
Share-based compensation	—	—	48	—	—	48
Equity in earnings of affiliates	(602)	—	—	—	602	—
Other	16	—	—	(11)	—	5

Net cash provided by (used in) operating activities	440	(441)	557	462	—	1,018

Cash flows from investing activities:
Purchase of property and equipment	—	—	(182)	(264)	—	(446)
Acquisition of hospitals and health care entities	—	—	(10)	(18)	—	(28)
Disposition of hospitals and health care entities	—	—	14	1	—	15
Change in investments	—	—	6	16	—	22
Other	—	—	—	5	—	5

Net cash used in investing activities	—	—	(172)	(260)	—	(432)

Cash flows from financing activities:
Issuance of long-term debt	—	1,000	—	—	—	1,000
Net change in revolving credit facilities	—	(260)	—	—	—	(260)
Repayment of long-term debt	—	(771)	(12)	(8)	—	(791)
Distributions to noncontrolling interests	—	—	(32)	(100)	—	(132)
Payment of debt issuance costs	—	(11)	—	—	—	(11)
Repurchases of common stock	(366)	—	—	—	—	(366)
Changes in intercompany balances with affiliates, net	(68)	483	(317)	(98)	—	—
Other	(6)	—	—	—	—	(6)

Net cash (used in) provided by financing activities	(440)	441	(361)	(206)	—	(566)

Change in cash and cash equivalents	—	—	24	(4)	—	20
Cash and cash equivalents at beginning of period	—	—	87	479	—	566

Cash and cash equivalents at end of period	$—	$—	$111	$475	$—	$586

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the effects related to the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), possible delays in or complications related to implementation of the Health Reform Law, court challenges, the possible enactment of additional federal or state health care reforms and possible changes to the Health Reform Law and other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology, and (22) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Health Care Reform

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs in which reimbursement is tied to quality and integration. In addition, the Health Reform Law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The Health Reform Law is expanding coverage through a combination of public program expansion and private sector health insurance and other reforms. Most of the provisions of the Health Reform Law that seek to decrease the number of uninsured became effective January 1, 2014. However, the ongoing effect of the Health Reform Law is uncertain as a result of a number of factors, including the 2016 federal election, efforts to repeal or revise the law and uncertainty regarding how many states will ultimately implement the Medicaid expansion provisions of the law.

First Quarter 2016 Operations Summary

Revenues increased to $10.260 billion in the first quarter of 2016 from $9.676 billion in the first quarter of 2015. Net income attributable to HCA Holdings, Inc. totaled $694 million, or $1.69 per diluted share, for the quarter ended March 31, 2016, compared to $591 million, or $1.36 per diluted share, for the quarter ended March 31, 2015. First quarter 2016 results include a $74 million tax benefit, or $0.18 per diluted share, related to our early adoption of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. First quarter 2016 results also include legal claim costs of $12 million, or $0.02 per diluted share, and net losses on sales of facilities of $1 million. First quarter 2015 results include net gains on sales of facilities of $9 million, or $0.01 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 410.575 million shares for the quarter ended March 31, 2016 and 435.309 million shares for the quarter ended March 31, 2015. During 2015 and the first quarter of 2016, we repurchased 31.991 million and 8.921 million shares of our common stock, respectively.

Revenues increased 6.0% on a consolidated basis and increased 5.4% on a same facility basis for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. The increase in consolidated revenues can be attributed primarily to the combined impact of a 2.2% increase in revenue per equivalent admission and a 3.7% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 3.1% increase in same facility equivalent admissions.

During the quarter ended March 31, 2016, consolidated admissions and same facility admissions increased 1.8% and 1.6%, respectively, compared to the quarter ended March 31, 2015. Inpatient surgeries increased 1.3% on a consolidated basis and 1.4% on a same facility basis during the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Outpatient surgeries increased 5.6% on a consolidated basis and 4.4% on a same facility basis during the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. Emergency department visits increased 7.6% on a consolidated basis and 6.9% on a same facility basis during the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

For the quarter ended March 31, 2016, the provision for doubtful accounts increased $144 million, compared to the quarter ended March 31, 2015. The self-pay revenue deductions for charity care and uninsured discounts increased $63 million and $571 million, respectively, during the first quarter of 2016, compared to the first quarter of 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2016 Operations Summary (continued)

percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 32.1% for the first quarter of 2016, compared to 29.6% for the first quarter of 2015. Same facility uninsured admissions increased 10.6% for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

Electronic health record incentive income declined $15 million, from $19 million in the first quarter of 2015 to $4 million in the first quarter of 2016. Share-based compensation expense increased $17 million, from $48 million in the first quarter of 2015 to $65 million in the first quarter of 2016.

Cash flows from operating activities increased $381 million from $1.018 billion for the first quarter of 2015 to $1.399 billion for the first quarter of 2016. The increase is related primarily to the $91 million increase in net income and net positive changes in working capital items of $311 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 6.0% from $9.676 billion in the first quarter of 2015 to $10.260 billion in the first quarter of 2016. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (including the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other payers for the quarters ended March 31, 2016 and 2015 are summarized in the following table (dollars in millions):

	2016	Ratio	2015	Ratio
Medicare	$2,266	22.1%	$2,234	23.1%
Managed Medicare	1,104	10.8	1,052	10.9
Medicaid	427	4.2	452	4.7
Managed Medicaid	597	5.8	549	5.7
Managed care and other insurers	5,702	55.6	5,216	53.9
International (managed care and other insurers)	317	3.1	321	3.3

	10,413	101.6	9,824	101.6
Uninsured	189	1.8	68	0.7
Other	448	4.4	430	4.4

Revenues before provision for doubtful accounts	11,050	107.8	10,322	106.7
Provision for doubtful accounts	(790)	(7.8)	(646)	(6.7)

Revenues	$10,260	100.0%	$9,676	100.0%

Consolidated and same facility revenue per equivalent admission each increased 2.2% in the first quarter of 2016, compared to the first quarter of 2015. Consolidated and same facility equivalent admissions increased 3.7% and 3.1%, respectively, in the first quarter of 2016, compared to the first quarter of 2015. Consolidated and same facility admissions increased 1.8% and 1.6%, respectively, in the first quarter of 2016, compared to the first quarter of 2015. Consolidated and same facility outpatient surgeries increased 5.6% and 4.4%, respectively, in the first quarter of 2016, compared to the first quarter of 2015. Consolidated and same facility inpatient surgeries increased 1.3% and 1.4%, respectively, in the first quarter of 2016, compared to the first quarter of 2015. Consolidated and same facility emergency department visits increased 7.6% and 6.9%, respectively, in the first quarter of 2016, compared to the first quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At March 31, 2016, our allowance for doubtful accounts represented 94.3% of the $5.520 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters ended March 31, 2016 and 2015 follows (dollars in millions):

	2016	Ratio	2015	Ratio
Charity care	$955	20%	$892	22%
Uninsured discounts	3,097	64	2,526	62
Provision for doubtful accounts	790	16	646	16

Totals	$4,842	100%	$4,064	100%

Same facility uninsured admissions increased by 3,119 admissions, or 10.6%, in the first quarter of 2016, compared to the first quarter of 2015. Same facility uninsured admissions in 2015, compared to 2014, increased 8.6% in the fourth quarter of 2015, increased 13.6% in the third quarter of 2015, increased 8.7% in the second quarter of 2015 and declined 12.5% in the first quarter of 2015. We believe the decline in the first quarter of 2015, compared to the prior year quarter, was primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. We believe the benefits from the health insurance exchanges and Medicaid expansion programs that we began realizing during 2014 are now reflected in both periods in our quarterly comparisons.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2016 and 2015 are set forth in the following table.

	2016	2015
Medicare	32%	32%
Managed Medicare	15	15
Medicaid	6	6
Managed Medicaid	11	12
Managed care and other insurers	29	29
Uninsured	7	6

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2016 and 2015 are set forth in the following table.

	2016	2015
Medicare	28%	29%
Managed Medicare	12	13
Medicaid	6	6
Managed Medicaid	6	6
Managed care and other insurers	48	46
Uninsured	—	—

	100%	100%

At March 31, 2016, we had 81 hospitals in the states of Texas and Florida. During the first quarter of 2016, 56% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 69% of our uninsured admissions during the first quarter of 2016.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare & Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Although Texas currently operates its Medicaid Waiver Program pursuant to this waiver, the current waiver expires on September 30, 2016. Texas submitted an application to extend its Waiver Program, and in May 2016, CMS agreed to extend the Waiver Program through December 2017. We cannot predict whether the Texas Medicaid Waiver Program will be further extended, be revised or that revenues recognized from the program will not decline.

The Texas Medicaid Waiver Program includes two primary components: an indigent care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included Medicaid supplemental payments of $102 million ($28 million DSRIP related and $74 million indigent care related) and $77 million ($26 million DSRIP related and $51 million indigent care related) during the first quarters of 2016 and 2015, respectively.

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

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. We recognized $4 million and $19 million of electronic health record incentive income, primarily related to Medicare, during the first quarters of 2016 and 2015, respectively. For 2016, we estimate EHR incentive income will not exceed $10 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters ended March 31, 2016 and 2015 (dollars in millions):

	2016		2015
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$11,050		$10,322
Provision for doubtful accounts	790		646

Revenues	10,260	100.0	9,676	100.0

Salaries and benefits	4,702	45.8	4,398	45.5
Supplies	1,714	16.7	1,638	16.9
Other operating expenses	1,857	18.1	1,717	17.7
Electronic health record incentive income	(4)	—	(19)	(0.2)
Equity in earnings of affiliates	(12)	(0.1)	(19)	(0.2)
Depreciation and amortization	479	4.6	473	5.0
Interest expense	416	4.1	419	4.3
Losses (gains) on sales of facilities	1	—	(9)	(0.1)
Legal claim costs	12	0.1	—	—

	9,165	89.3	8,598	88.9

Income before income taxes	1,095	10.7	1,078	11.1
Provision for income taxes	284	2.8	358	3.7

Net income	811	7.9	720	7.4
Net income attributable to noncontrolling interests	117	1.1	129	1.3

Net income attributable to HCA Holdings, Inc.	$694	6.8	$591	6.1

% changes from prior year:
Revenues	6.0%		9.5%
Income before income taxes	1.6		58.6
Net income attributable to HCA Holdings, Inc.	17.3		70.5
Admissions(a)	1.8		5.8
Equivalent admissions(b)	3.7		7.9
Revenue per equivalent admission	2.2		1.5
Same facility % changes from prior year(c):
Revenues	5.4		8.5
Admissions(a)	1.6		5.1
Equivalent admissions(b)	3.1		6.8
Revenue per equivalent admission	2.2		1.6

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2016 and 2015

Net income attributable to HCA Holdings, Inc. totaled $694 million, or $1.69 per diluted share, for the first quarter of 2016 compared to $591 million, or $1.36 per diluted share, for the first quarter of 2015. First quarter 2016 results include a $74 million tax benefit, or $0.18 per diluted share, related to our early adoption of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. First quarter 2016 results also include legal claim costs of $12 million, or $0.02 per diluted share, and net losses on sales of facilities of $1 million. First quarter 2015 results include net gains on sales of facilities of $9 million, or $0.01 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 410.575 million shares for the quarter ended March 31, 2016 and 435.309 million shares for the quarter ended March 31, 2015. During 2015 and the first quarter of 2016, we repurchased 31.991 million and 8.921 million shares of our common stock, respectively.

For the first quarter of 2016, consolidated and same facility admissions increased 1.8% and 1.6%, respectively, compared to the first quarter of 2015. Consolidated and same facility outpatient surgical volumes increased 5.6% and 4.4%, respectively, during the first quarter of 2016, compared to the first quarter of 2015. Consolidated and same facility inpatient surgeries increased 1.3% and 1.4%, respectively, in the first quarter of 2016, compared to the first quarter of 2015. Consolidated and same facility emergency department visits increased 7.6% and 6.9%, respectively, during the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015.

Revenues before provision for doubtful accounts increased 7.1% for the first quarter of 2016 compared to the first quarter of 2015. The provision for doubtful accounts increased $144 million from $646 million in the first quarter of 2015 to $790 million in the first quarter of 2016. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $63 million and $571 million, respectively, during the first quarter of 2016, compared to the first quarter of 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 32.1% for the first quarter of 2016, compared to 29.6% for the first quarter of 2015. At March 31, 2016, our allowance for doubtful accounts represented 94.3% of the $5.520 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 6.0% due primarily to the combined impact of revenue per equivalent admission growth of 2.2% and a 3.7% increase in equivalent admissions for the first quarter of 2016 compared to the first quarter of 2015. Same facility revenues increased 5.4% due to the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 3.1% increase in same facility equivalent admissions for the first quarter of 2016 compared to the first quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2016 and 2015 (continued)

Salaries and benefits, as a percentage of revenues, were 45.8% in the first quarter of 2016 and 45.5% in the first quarter of 2015. Salaries and benefits per equivalent admission increased 3.1% in the first quarter of 2016 compared to the first quarter of 2015. Same facility labor rates increased 2.5% for the first quarter of 2016 compared to the first quarter of 2015.

Supplies, as a percentage of revenues, were 16.7% in the first quarter of 2016 and 16.9% in the first quarter of 2015. Supply costs per equivalent admission increased 0.8% in the first quarter of 2016 compared to the first quarter of 2015. Supply costs per equivalent admission increased 5.2% for pharmacy supplies and 3.2% for medical devices and declined 2.6% for general medical and surgical items in the first quarter of 2016 compared to the first quarter of 2015.

Other operating expenses, as a percentage of revenues, were 18.1% in the first quarter of 2016 and 17.7% in the first quarter of 2015. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $112 million and $92 million for the first quarters of 2016 and 2015, respectively.

We recognized $4 million and $19 million of electronic health record incentive income primarily related to Medicare incentives during the first quarters of 2016 and 2015, respectively.

Equity in earnings of affiliates was $12 million and $19 million in the first quarters of 2016 and 2015, respectively.

Depreciation and amortization increased $6 million, from $473 million in the first quarter of 2015 to $479 million in the first quarter of 2016.

Interest expense was $416 million in the first quarter of 2016 and $419 million in the first quarter of 2015. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $30.532 billion for the first quarter of 2016 compared to $29.412 billion for the first quarter of 2015. The average effective interest rate for our long-term debt declined from 5.8% for the quarter ended March 31, 2015 to 5.5% for the quarter ended March 31, 2016.

During the first quarters of 2016 and 2015, we recorded net losses on sales of facilities of $1 million and net gains on sales of facilities of $9 million, respectively.

We recorded $12 million of legal claim costs during the first quarter of 2016 related to the Health Midwest litigation for court-awarded interest costs.

The effective tax rates were 29.1% and 37.7% for the first quarters of 2016 and 2015, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first quarter of 2016 included a tax benefit of $74 million related to our early prospective adoption of ASU 2016-09 which requires the excess tax benefits related to employee equity award settlements be recorded as a component of the provision for income taxes for periods subsequent to adoption. Excluding the effect of this adjustment, the effective tax rate for the first quarter of 2016 would have been 36.7%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2016 and 2015 (continued)

Net income attributable to noncontrolling interests declined from $129 million for the first quarter of 2015 to $117 million for the first quarter of 2016. The decline in net income attributable to noncontrolling interests related primarily to decreases in operating results of joint ventures in two of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.399 billion in the first quarter of 2016 compared to $1.018 billion in the first quarter of 2015. The $381 million increase in cash provided by operating activities in the first quarter of 2016 compared to the first quarter of 2015 related primarily to the $91 million increase in net income (which includes the $74 million tax benefit related to our adoption of ASU 2016-09) and net positive changes in working capital items of $311 million. The combined interest payments and net tax payments in the first quarter of 2016 and 2015 were $414 million and $369 million, respectively. Working capital totaled $3.803 billion at March 31, 2016 and $3.716 billion at December 31, 2015.

Cash used in investing activities was $496 million in the first quarter of 2016 compared to $432 million in the first quarter of 2015. Excluding acquisitions, capital expenditures were $509 million in the first quarter of 2016 and $446 million in the first quarter of 2015. Capital expenditures, excluding acquisitions, are expected to approximate $2.7 billion in 2016. At March 31, 2016, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.2 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $792 million in the first quarter of 2016 compared to $566 million in the first quarter of 2015. During the first quarter of 2016, net cash flows used in financing activities included a net increase of $59 million in our indebtedness, repurchases of common stock of $621 million, distributions to noncontrolling interests of $111 million and payments of debt issuance costs of $22 million. During the first quarter of 2015, net cash flows used in financing activities included a net decline of $51 million in our indebtedness, repurchases of common stock of $366 million, distributions to noncontrolling interests of $132 million and payments of debt issuance costs of $11 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $30.554 billion at March 31, 2016. Our interest expense was $416 million for the first quarter of 2016 and $419 million for the first quarter of 2015. The decline in interest expense was due to the decline in the average interest rate.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.907 billion and $2.502 billion available as of March 31, 2016 and April 30, 2016, respectively) and anticipated access to public and private debt markets.

During March 2016, we issued $1.500 billion aggregate principal amount of 5.250% senior secured notes due 2026. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.500 billion senior secured term loan facility maturing in March 2023.

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

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing in June 2020.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $477 million and $482 million at March 31, 2016 and December 31, 2015, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $236 million and $261 million at March 31, 2016 and December 31, 2015, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.213 billion and $1.160 billion at March 31, 2016 and December 31, 2015, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $363 million. We estimate that approximately $311 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $473 million and $4 million, respectively, at March 31, 2016. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2016, we had a net unrealized gain of $22 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $3.262 billion of long-term debt at March 31, 2016 was subject to variable rates of interest, while the remaining balance in long-term debt of $27.292 billion at March 31, 2016 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.8% for the quarter ended March 31, 2015 to 5.5% for the quarter ended March 31, 2016.

The estimated fair value of our total long-term debt was $31.858 billion at March 31, 2016. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $33 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2016	2015
Number of hospitals in operation at:
March 31	168	168
June 30		168
September 30		168
December 31		168
Number of freestanding outpatient surgical centers in operation at:
March 31	116	113
June 30		112
September 30		114
December 31		116
Licensed hospital beds at(a):
March 31	43,817	43,500
June 30		43,647
September 30		43,731
December 31		43,771
Weighted average licensed beds(b):
Quarter:
First	43,780	43,451
Second		43,619
Third		43,700
Fourth		43,705
Year		43,620
Average daily census(c):
Quarter:
First	26,325	26,039
Second		24,920
Third		24,573
Fourth		24,824
Year		25,084
Admissions(d):
Quarter:
First	479,600	470,900
Second		464,200
Third		466,400
Fourth		467,300
Year		1,868,800
Equivalent admissions(e):
Quarter:
First	798,000	769,400
Second		778,200
Third		787,300
Fourth		787,800
Year		3,122,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2016	2015
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second		4.9
Third		4.8
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,133,300	1,982,000
Second		2,007,400
Third		2,023,100
Fourth		2,037,700
Year		8,050,200
Outpatient surgeries(h):
Quarter:
First	226,500	214,500
Second		228,300
Third		226,400
Fourth		240,200
Year		909,400
Inpatient surgeries(i):
Quarter:
First	131,800	130,100
Second		131,800
Third		134,000
Fourth		134,000
Year		529,900
Days revenues in accounts receivable(j):
Quarter:
First	52	55
Second		53
Third		54
Fourth		53
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	39%	38%
Second		40%
Third		40%
Fourth		41%
Year		40%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at March 31, 2016(l):
Medicare and Medicaid	11%	1%	1%
Managed care and other discounted	27	5	5
Uninsured	19	7	24

Total	57%	13%	30%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the quarter divided by the revenues per day. “Revenues” used in this computation are net of the provision for doubtful accounts.
(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $11.085 billion (each 1% is equivalent to approximately $111 million of gross accounts receivable).

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings. In November 2015, following consideration of additional evidence, the Authority issued a provisional decision that again found there were adverse effects on competition in the private hospital market in central London. The November 2015 provisional decision modified some of the Authority’s earlier factual conclusions and acknowledged certain mitigating factors for some of the effects noted in the prior decision. The November 2015 provisional decision also offered additional potential remedies, which continued to include divestment of one or more of HCA’s London hospitals. Following a period of consultation on the potential additional remedies, the Authority concluded, in a provisional decision issued March 22, 2016, that none of the additional remedies, including divestiture, would be both effective and proportionate. A final decision is anticipated in May or June of 2016. Should HCA or any other party disagree with the Authority’s final decision, there would be an opportunity to appeal to the Competitive Appeal Tribunal.

Securities Class Action Litigation

On October 28, 2011, a shareholder action, Schuh v. HCA Holdings, Inc. et al., was filed in the United States District Court for the Middle District of Tennessee seeking monetary relief. The case sought to include as a class all persons who acquired the Company’s stock pursuant or traceable to the Company’s Registration Statement issued in connection with the March 9, 2011 initial public offering. The lawsuit asserted a claim under Section 11 of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors. The action alleged various deficiencies in the Company’s disclosures in the Registration Statement. Subsequently, two additional class action complaints, Kishtah v. HCA Holdings, Inc. et al. and Daniels v. HCA Holdings, Inc. et al., setting forth substantially similar claims against substantially the same defendants were filed in the same federal court on November 16, 2011 and December 12, 2011, respectively. All three of the cases were consolidated. On May 3, 2012, the court appointed New England Teamsters & Trucking Industry Pension Fund as Lead Plaintiff for the consolidated action. On July 13, 2012, the lead plaintiff filed an amended complaint asserting claims under Sections 11 and 12(a)(2) of the Securities Act of 1933 against the Company, certain members of the board of directors, and certain underwriters in the offering. It further asserted a claim under Section 15 of the Securities Act of 1933 against the same members of the board of directors and Hercules Holding II, LLC, a majority shareholder of the Company at the time of the initial public offering. The consolidated complaint alleged deficiencies in the Company’s disclosures in the Registration Statement and Prospectus relating to: (1) the accounting for the Company’s 2006 recapitalization and 2010 reorganization; (2) the Company’s failure to maintain effective internal controls relating to its accounting for such transactions; and (3) the Company’s Medicare and Medicaid revenue growth rates. The Company and other defendants moved to dismiss the amended complaint on September 11, 2012. The court granted the motion in part on May 28, 2013. The action proceeded to discovery on the remaining claims. The plaintiffs’ motion for class certification was granted on September 22, 2014. The court certified a class consisting of all persons that acquired HCA stock on or before October 28, 2011 (the date of the lawsuit) pursuant to the Registration Statement issued in connection with the March 9, 2011 initial public offering. A request to the court of appeals to hear an immediate appeal of this ruling was denied. Following the close of discovery, plaintiffs and defendants each filed motions for summary judgment and to strike certain of the expert witnesses.

In addition to the above described consolidated shareholder class action, on December 8, 2011, a federal shareholder derivative action, Sutton v. Bracken, et al., putatively initiated in the name of the Company, was filed in the United States District Court for the Middle District of Tennessee against certain officers and present and former directors of the Company seeking monetary relief. The action alleged breaches of fiduciary duties by the named officers and directors in connection with the accounting and earnings claims set forth in the shareholder class actions described above. Setting forth substantially similar claims against substantially the same defendants, an additional federal derivative action, Schroeder v. Bracken, et al., was filed in the United States District Court for the Middle District of Tennessee on December 16, 2011, and a state derivative action,

Bagot v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court on December 20, 2011. The federal derivative actions were consolidated in the Middle District of Tennessee and stayed pending developments in the shareholder class actions. The state derivative action had also been stayed pending developments in the shareholder class actions, but that stay has expired. The plaintiff in the state derivative action subsequently filed an amended complaint on September 9, 2013 that added additional allegations made in the shareholder class actions. On September 24, 2013, an additional state derivative action, Steinberg v. Bracken, et al., was filed in Tennessee state court in the Davidson County Circuit Court. This action against our board of directors was consolidated with the earlier filed state derivative action. The plaintiffs in the consolidated action filed a consolidated complaint on December 4, 2013. The Company filed a motion to again stay the state derivative action pending developments in the class action, but the court did not act on the motion.

On November 3, 2015, the Company reached a preliminary agreement in principle to settle the Schuh shareholder class action and the Sutton, Schroeder and Bagot derivative actions. The preliminary settlement agreement provided for a resolution of all of the pending claims in the shareholder class action and the derivative suits, without any admission or concession of wrongdoing by the Company or the other defendants, and was contingent upon, among other things, execution of final settlement documents, successful negotiation of certain non-monetary terms, approval by the Company’s Board of Directors, notification to the Schuh shareholder class, and preliminary and final approval of the settlements by the state and federal courts in Tennessee. The federal court gave preliminary approval to the shareholder class action settlement on January 13, 2016, provided for class notification, set a hearing for final approval of the settlement for April 11, 2016, and gave final approval of the settlement on that date. The state court in Bagot gave preliminary approval to the settlement of the derivative claims on January 28, 2016, set a hearing for final approval on April 12, 2016, and gave final approval of the settlement on that date. The federal derivative action will be dismissed by stipulation of the parties.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and, consistent with the judge’s order, has been accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties have preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. At March 31, 2016 and December 31, 2015, the Company had accrued liabilities of $448 million and $438 million, respectively, for the damages, costs and interest related to this litigation. On January 15, 2016, the Company filed a Notice of Appeal in the Missouri Court of Appeals for the Western District. The Court of Appeals has set a schedule that would complete the parties’ briefing by November 2016. Briefing will likely be followed by oral argument, which has not yet been scheduled.

ITEM 1A.     RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2015, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2015, our board of directors authorized a share repurchase program for up to $3 billion of our outstanding common stock. Repurchases made during the first quarter of 2016, as detailed below, were made through market purchases pursuant to this authorization.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2016 through March 31, 2016 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2016 through January 31, 2016	2,495,697	$66.38	2,495,697	$2,438
February 1, 2016 through February 29, 2016	3,125,330	$68.14	3,125,330	$2,225
March 1, 2016 through March 31, 2016	3,300,200	$73.32	3,300,200	$1,983

Total for first quarter 2016	8,921,227	$69.56	8,921,227	$1,983

ITEM 6.    EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 15, dated as of March 15, 2016, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 15, 2016 and incorporated herein by reference).

4.2	—	Form of Global Notes representing the Notes (included in Exhibit 4.1).

4.3	—

Additional Receivables Intercreditor Agreement, dated as of March 15, 2016, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed March 15, 2016 and incorporated herein by reference).

4.4	—

Joinder Agreement No. 2, dated as of March 18, 2016, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).

10.1	—	HCA Holdings, Inc. 2016 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2016 and incorporated herein by reference).*

10.2	—	Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters ended March 31, 2016 and 2015, filed with the SEC on May 6, 2016, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, (ii) the condensed consolidated income statements for the quarters ended March 31, 2016 and 2015, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2016 and 2015, (iv) the condensed consolidated statements of cash flows for the quarters ended March 31, 2016 and 2015 and (v) the notes to condensed consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: May 6, 2016