Form 10-Q
period 2016-06-30
HCA Holdings, Inc.
filed 2016-08-04
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2016
Voting common stock, $.01 par value	378,646,200 shares

HCA HOLDINGS, INC.

Form 10-Q

June 30, 2016

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2016	2015	2016	2015
Revenues before provision for doubtful accounts	$11,081	$10,932	$22,131	$21,254
Provision for doubtful accounts	762	1,035	1,552	1,681

Revenues	10,319	9,897	20,579	19,573

Salaries and benefits	4,691	4,492	9,393	8,890
Supplies	1,718	1,670	3,432	3,308
Other operating expenses	1,873	1,755	3,730	3,472
Electronic health record incentive income	(5)	(18)	(9)	(37)
Equity in earnings of affiliates	(10)	(10)	(22)	(29)
Depreciation and amortization	489	469	968	942
Interest expense	427	425	843	844
Losses (gains) on sales of facilities	(6)	5	(5)	(4)
Losses on retirement of debt	—	125	—	125
Legal claim costs	10	—	22	—

	9,187	8,913	18,352	17,511

Income before income taxes	1,132	984	2,227	2,062
Provision for income taxes	341	319	625	677

Net income	791	665	1,602	1,385
Net income attributable to noncontrolling interests	133	158	250	287

Net income attributable to HCA Holdings, Inc.	$658	$507	$1,352	$1,098

Per share data:
Basic earnings per share	$1.70	$1.22	$3.45	$2.63
Diluted earnings per share	$1.65	$1.18	$3.34	$2.54
Shares used in earnings per share calculations (in millions):
Basic	386.406	416.407	391.401	418.267
Diluted	398.659	429.369	404.617	432.329

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2016	2015	2016	2015
Net income	$791	$665	$1,602	$1,385
Other comprehensive income (loss) before taxes:
Foreign currency translation	(86)	64	(129)	13

Unrealized gains (losses) on available-for-sale securities	3	(5)	5	(4)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	5	5	9	11

	5	5	9	11

Change in fair value of derivative financial instruments	(32)	(7)	(70)	(30)
Interest costs included in interest expense	28	31	56	62

	(4)	24	(14)	32

Other comprehensive income (loss) before taxes	(82)	88	(129)	52
Income taxes (benefits) related to other comprehensive income items	(32)	34	(50)	19

Other comprehensive income (loss)	(50)	54	(79)	33

Comprehensive income	741	719	1,523	1,418
Comprehensive income attributable to noncontrolling interests	133	158	250	287

Comprehensive income attributable to HCA Holdings, Inc.	$608	$561	$1,273	$1,131

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$691	$741
Accounts receivable, less allowance for doubtful accounts of $5,046 and $5,326	5,669	5,889
Inventories	1,481	1,439
Other	1,254	1,163

	9,095	9,232

Property and equipment, at cost	35,873	34,614
Accumulated depreciation	(20,249)	(19,600)

	15,624	15,014

Investments of insurance subsidiaries	341	432
Investments in and advances to affiliates	201	178
Goodwill and other intangible assets	6,694	6,731
Other	1,250	1,157

	$33,205	$32,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,934	$2,170
Accrued salaries	1,405	1,233
Other accrued expenses	1,833	1,880
Long-term debt due within one year	224	233

	5,396	5,516

Long-term debt, less net debt issuance costs of $173 and $167	31,228	30,255
Professional liability risks	1,126	1,115
Income taxes and other liabilities	1,953	1,904

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 380,061,600 shares in 2016 and 398,738,700 shares in 2015	4	4
Accumulated other comprehensive loss	(344)	(265)
Retained deficit	(7,767)	(7,338)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(8,107)	(7,599)
Noncontrolling interests	1,609	1,553

	(6,498)	(6,046)

	$33,205	$32,744

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Unaudited

(Dollars in millions)

	2016	2015
Cash flows from operating activities:
Net income	$1,602	$1,385
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(1,364)	(1,784)
Provision for doubtful accounts	1,552	1,681

Accounts receivable, net	188	(103)
Inventories and other assets	(176)	(195)
Accounts payable and accrued expenses	(102)	(117)
Depreciation and amortization	968	942
Income taxes	67	(101)
Gains on sales of facilities	(5)	(4)
Losses on retirement of debt	—	125
Legal claim costs	22	—
Amortization of debt issuance costs	18	19
Share-based compensation	129	103
Other	37	21

Net cash provided by operating activities	2,748	2,075

Cash flows from investing activities:
Purchase of property and equipment	(1,172)	(1,004)
Acquisition of hospitals and health care entities	(430)	(95)
Disposal of hospitals and health care entities	14	22
Change in investments	18	67
Other	15	1

Net cash used in investing activities	(1,555)	(1,009)

Cash flows from financing activities:
Issuances of long-term debt	3,000	4,048
Net change in revolving bank credit facilities	—	(300)
Repayment of long-term debt	(2,065)	(3,644)
Distributions to noncontrolling interests	(205)	(237)
Payment of debt issuance costs	(24)	(33)
Repurchases of common stock	(1,858)	(940)
Other	(91)	147

Net cash used in financing activities	(1,243)	(959)

Change in cash and cash equivalents	(50)	107
Cash and cash equivalents at beginning of period	741	566

Cash and cash equivalents at end of period	$691	$673

Interest payments	$767	$810
Income tax payments, net	$558	$581

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2016, these affiliates owned and operated 169 hospitals, 116 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $93 million and $84 million for the quarters ended June 30, 2016 and 2015, respectively, and $178 million and $158 million for the six months ended June 30, 2016 and 2015, respectively. Operating results for the quarter and the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (including the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other payers for the quarters and six months ended June 30, 2016 and 2015 are summarized in the following table (dollars in millions):

	Quarter
	2016	Ratio	2015	Ratio
Medicare	$2,217	21.5%	$2,144	21.7%
Managed Medicare	1,078	10.4	1,016	10.3
Medicaid	416	4.0	408	4.1
Managed Medicaid	608	5.9	571	5.8
Managed care and other insurers	5,759	55.8	5,461	55.1
International (managed care and other insurers)	324	3.1	327	3.3

	10,402	100.7	9,927	100.3
Uninsured	225	2.2	558	5.6
Other	454	4.4	447	4.5

Revenues before provision for doubtful accounts	11,081	107.3	10,932	110.4
Provision for doubtful accounts	(762)	(7.3)	(1,035)	(10.4)

Revenues	$10,319	100.0%	$9,897	100.0%

	Six Months
	2016	Ratio	2015	Ratio
Medicare	$4,483	21.8%	$4,378	22.4%
Managed Medicare	2,182	10.6	2,068	10.6
Medicaid	843	4.1	860	4.4
Managed Medicaid	1,205	5.9	1,120	5.7
Managed care and other insurers	11,461	55.7	10,677	54.5
International (managed care and other insurers)	641	3.1	648	3.3

	20,815	101.2	19,751	100.9
Uninsured	414	2.0	626	3.2
Other	902	4.4	877	4.5

Revenues before provision for doubtful accounts	22,131	107.6	21,254	108.6
Provision for doubtful accounts	(1,552)	(7.6)	(1,681)	(8.6)

Revenues	$20,579	100.0%	$19,573	100.0%

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

Recent Pronouncements (continued)

replaces nearly all existing United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard was originally scheduled to become effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption was originally not to be permitted under US GAAP. In July 2015, the FASB decided to defer the effective date of the new revenue standard by one year, but will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and continuing amendments to the new revenue standard, that a deferral was necessary to provide adequate time to effectively implement the new standard. While we are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures, we do not believe the adoption will have a significant impact on our recognition of net revenues.

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

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2016, we paid $343 million to acquire three hospital facilities and $87 million to acquire other nonhospital health care entities. During the six months ended June 30, 2015, we paid $15 million to acquire a hospital and $80 million to acquire other nonhospital health care entities.

During the six months ended June 30, 2016, we received proceeds of $14 million and recognized a net pretax gain of $5 million related to sales of real estate and other investments. During the six months ended June 30, 2015, we received proceeds of $22 million and recognized a net pretax gain of $4 million related to sales of real estate and other investments.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES

Our liability for unrecognized tax benefits was $542 million, including accrued interest of $71 million, as of June 30, 2016 ($554 million and $73 million, respectively, as of December 31, 2015). Unrecognized tax benefits of $223 million ($233 million as of December 31, 2015) would affect the effective rate, if recognized.

Our provision for income taxes for the quarter and six months ended June 30, 2016 included tax benefits of $44 million and $118 million, respectively, related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, we no longer record excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefits for the quarter and six months ending June 30, 2015, related to the settlement of employee equity awards, were $115 million and $185 million, respectively, and were recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, as previously required. We have elected to apply the change to the statement of cash flows presentation prospectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2016 and 2015 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2016	2015	2016	2015
Net income attributable to HCA Holdings, Inc.	$658	$507	$1,352	$1,098

Weighted average common shares outstanding	386.406	416.407	391.401	418.267
Effect of dilutive incremental shares	12.253	12.962	13.216	14.062

Shares used for diluted earnings per share	398.659	429.369	404.617	432.329

Earnings per share:
Basic earnings per share	$1.70	$1.22	$3.45	$2.63
Diluted earnings per share	$1.65	$1.18	$3.34	$2.54

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2016 and December 31, 2015 follows (dollars in millions):

	June 30, 2016
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$392	$22	$—	$414
Money market funds	49	—	—	49

	441	22	—	463
Equity securities	1	3	—	4

	$442	$25	$—	467

Amounts classified as current assets				(126)

Investment carrying value				$341

	December 31, 2015
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$428	$17	$(1)	$444
Money market funds	34	—	—	34

	462	17	(1)	478
Equity securities	—	4	—	4

	$462	$21	$(1)	482

Amounts classified as current assets				(50)

Investment carrying value				$432

At June 30, 2016 and December 31, 2015, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss). Amounts classified as current assets at June 30, 2016 include $75 million to be distributed to the Company from a 100% owned insurance subsidiary.

Scheduled maturities of investments in debt securities at June 30, 2016 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$88	$88
Due after one year through five years	160	165
Due after five years through ten years	124	136
Due after ten years	69	74

	$441	$463

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

The average expected maturity of the investments in debt securities at June 30, 2016 was 3.7 years, compared to the average scheduled maturity of 5.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2016 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$3,000	December 2016	$(46)
Pay-fixed interest rate swaps	1,000	December 2017	(26)
Pay-fixed interest rate swaps (starting in December 2016)	2,000	December 2021	(52)

During the next 12 months, we estimate $73 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the six months ended June 30, 2016 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$44	Interest expense	$56

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2016, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2016, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $126 million.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at June 30, 2016 and December 31, 2015, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2016
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$414	$—	$409	$5
Money market funds	49	49	—	—

	463	49	409	5
Equity securities	4	4	—	—

Investments of insurance subsidiaries	467	53	409	5
Less amounts classified as current assets	(126)	(49)	(77)	—

	$341	$4	$332	$5

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$124	$—	$124	$—

	December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$444	$—	$438	$6
Money market funds	34	34	—	—

	478	34	438	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	482	38	438	6
Less amounts classified as current assets	(50)	(34)	(16)	—

	$432	$4	$422	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$110	$—	$110	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

We had $1 million of settlements related to the investments of our insurance subsidiaries which have fair value measurements based on significant unobservable inputs (Level 3) during the six months ended June 30, 2016. The estimated fair value of our long-term debt was $33.018 billion and $31.411 billion at June 30, 2016 and December 31, 2015, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $31.625 billion and $30.655 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2016 and December 31, 2015, including related interest rates at June 30, 2016, follows (dollars in millions):

	June 30, 2016	December 31, 2015
Senior secured asset-based revolving credit facility (effective interest rate of 1.9%)	$3,030	$3,030
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.3%)	5,134	5,639
Senior secured first lien notes (effective interest rate of 5.5%)	12,600	11,100
Other senior secured debt (effective interest rate of 5.7%)	609	634

First lien debt	21,373	20,403
Senior unsecured notes (effective interest rate of 6.5%)	10,252	10,252
Net debt issuance costs	(173)	(167)

Total debt (average life of 6.3 years, rates averaging 5.5%)	31,452	30,488
Less amounts due within one year	224	233

	$31,228	$30,255

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

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing in June 2020. The pretax loss on retirement of debt was $3 million.

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

Government Investigations, Claims and Litigation (continued)

concluded, in a provisional decision issued March 22, 2016, that none of the additional remedies, including divestiture, would be both effective and proportionate. A final decision is expected during the third quarter of 2016. Should HCA or any other party disagree with the Authority’s final decision, there would be an opportunity to appeal to the Competitive Appeal Tribunal.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and, consistent with the judge’s order, began accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. At June 30, 2016, the Company had accrued liabilities of $458 million for the damages, costs and interest related to this litigation. On January 15, 2016, the Company filed a Notice of Appeal in the Missouri Court of Appeals for the Western District. The Court of Appeals has set a schedule that would complete the parties’ briefing by November 2016. Briefing will likely be followed by oral argument, which has not yet been scheduled.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2015	398.739	$4	$—	$(265)	$(7,338)	$1,553	$(6,046)
Comprehensive income	—	—	—	(79)	1,352	250	1,523
Repurchase of common stock	(24.427)	—	(77)	—	(1,781)	—	(1,858)
Distributions	—	—	—	—	—	(205)	(205)
Share-based benefit plans	5.750	—	74	—	—	—	74
Other	—	—	3	—	—	11	14

Balances at June 30, 2016	380.062	$4	$—	$(344)	$(7,767)	$1,609	$(6,498)

During May 2016, we repurchased 9.361 million shares of our common stock beneficially owned by affiliates of Kohlberg Kravis Roberts & Co. at a purchase price of $80.12 per share, the closing price of our common stock on the New York Stock Exchange on May 10, 2016, less a discount of 1%. During the six months ended June 30, 2016, we also repurchased 15.066 million shares of our common stock at an average price of $73.51 per share through market purchases, resulting in total repurchases of 24.427 million shares of our common stock at an average price of $76.04 per share for the six months ended June 30, 2016 pursuant to the $3.0 billion share repurchase program authorized during October 2015. At June 30, 2016, we had $746 million of repurchase authorization available under the October 2015 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2015	$13	$(74)	$(135)	$(69)	$(265)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	3	—	—	—	3
Foreign currency translation adjustments, net of $50 income tax benefit	—	(79)	—	—	(79)
Change in fair value of derivative instruments, net of $26 income tax benefit	—	—	—	(44)	(44)
Expense reclassified into operations from other comprehensive income, net of $3 and $21, respectively, income tax benefits	—	—	6	35	41

Balances at June 30, 2016	$16	$(153)	$(129)	$(78)	$(344)

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2016 and 2015 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2016	2015	2016	2015
Revenues:
National Group	$4,931	$4,698	$9,898	$9,348
American Group	4,855	4,699	9,635	9,200
Corporate and other	533	500	1,046	1,025

	$10,319	$9,897	$20,579	$19,573

Equity in earnings of affiliates:
National Group	$(2)	$(4)	$(4)	$(7)
American Group	(8)	(8)	(17)	(16)
Corporate and other	—	2	(1)	(6)

	$(10)	$(10)	$(22)	$(29)

Adjusted segment EBITDA:
National Group	$1,131	$1,088	$2,269	$2,169
American Group	1,004	1,044	1,987	1,993
Corporate and other	(83)	(124)	(201)	(193)

	$2,052	$2,008	$4,055	$3,969

Depreciation and amortization:
National Group	$201	$188	$398	$377
American Group	225	222	443	443
Corporate and other	63	59	127	122

	$489	$469	$968	$942

Adjusted segment EBITDA	$2,052	$2,008	$4,055	$3,969
Depreciation and amortization	489	469	968	942
Interest expense	427	425	843	844
Losses (gains) on sales of facilities	(6)	5	(5)	(4)
Losses on retirement of debt	—	125	—	125
Legal claim costs	10	—	22	—

Income before income taxes	$1,132	$984	$2,227	$2,062

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

Our summarized condensed consolidating comprehensive income statements for the quarters and six months ended June 30, 2016 and 2015, condensed consolidating balance sheets at June 30, 2016 and December 31, 2015 and condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,693	$5,388	$—	$11,081
Provision for doubtful accounts	—	—	498	264	—	762

Revenues	—	—	5,195	5,124	—	10,319

Salaries and benefits	—	—	2,347	2,344	—	4,691
Supplies	—	—	886	832	—	1,718
Other operating expenses	2	—	895	976	—	1,873
Electronic health record incentive income	—	—	(2)	(3)	—	(5)
Equity in earnings of affiliates	(563)	—	(1)	(9)	563	(10)
Depreciation and amortization	—	—	238	251	—	489
Interest expense	16	670	(204)	(55)	—	427
Gains on sales of facilities	—	—	(2)	(4)	—	(6)
Legal claim costs	—	10	—	—	—	10
Management fees	—	—	(235)	235	—	—

	(545)	680	3,922	4,567	563	9,187

Income (loss) before income taxes	545	(680)	1,273	557	(563)	1,132
Provision (benefit) for income taxes	(113)	(303)	555	202	—	341

Net income (loss)	658	(377)	718	355	(563)	791
Net income attributable to noncontrolling interests	—	—	21	112	—	133

Net income (loss) attributable to HCA Holdings, Inc.	$658	$(377)	$697	$243	$(563)	$658

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$608	$(379)	$701	$191	$(513)	$608

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$11,366	$10,765	$—	$22,131
Provision for doubtful accounts	—	—	992	560	—	1,552

Revenues	—	—	10,374	10,205	—	20,579

Salaries and benefits	—	—	4,701	4,692	—	9,393
Supplies	—	—	1,784	1,648	—	3,432
Other operating expenses	4	—	1,755	1,971	—	3,730
Electronic health record incentive income	—	—	(5)	(4)	—	(9)
Equity in earnings of affiliates	(1,270)	—	(3)	(19)	1,270	(22)
Depreciation and amortization	—	—	465	503	—	968
Interest expense	32	1,320	(411)	(98)	—	843
Gains on sales of facilities	—	—	—	(5)	—	(5)
Legal claim costs	—	22	—	—	—	22
Management fees	—	—	(395)	395	—	—

	(1,234)	1,342	7,891	9,083	1,270	18,352

Income (loss) before income taxes	1,234	(1,342)	2,483	1,122	(1,270)	2,227
Provision (benefit) for income taxes	(118)	(495)	900	338	—	625

Net income (loss)	1,352	(847)	1,583	784	(1,270)	1,602
Net income attributable to noncontrolling interests	—	—	43	207	—	250

Net income (loss) attributable to HCA Holdings, Inc.	$1,352	$(847)	$1,540	$577	$(1,270)	$1,352

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,273	$(856)	$1,546	$501	$(1,191)	$1,273

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$82	$609	$—	$691
Accounts receivable, net	—	—	2,917	2,752	—	5,669
Inventories	—	—	885	596	—	1,481
Other	—	—	530	724	—	1,254

	—	—	4,414	4,681	—	9,095

Property and equipment, net	—	—	8,491	7,133	—	15,624

Investments of insurance subsidiaries	—	—	—	341	—	341
Investments in and advances to affiliates	25,571	—	16	185	(25,571)	201
Goodwill and other intangible assets	—	—	1,705	4,989	—	6,694
Other	1,041	—	16	193	—	1,250

	$26,612	$—	$14,642	$17,522	$(25,571)	$33,205

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,210	$724	$—	$1,934
Accrued salaries	—	—	775	630	—	1,405
Other accrued expenses	46	406	486	895	—	1,833
Long-term debt due within one year	—	109	60	55	—	224

	46	515	2,531	2,304	—	5,396

Long-term debt, net	992	29,742	201	293	—	31,228
Intercompany balances	33,138	(11,391)	(24,731)	2,984	—	—
Professional liability risks	—	—	—	1,126	—	1,126
Income taxes and other liabilities	543	582	425	403	—	1,953

	34,719	19,448	(21,574)	7,110	—	39,703
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(8,107)	(19,448)	36,074	8,945	(25,571)	(8,107)
Noncontrolling interests	—	—	142	1,467	—	1,609

	(8,107)	(19,448)	36,216	10,412	(25,571)	(6,498)

	$26,612	$—	$14,642	$17,522	$(25,571)	$33,205

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,352	$(847)	$1,583	$784	$(1,270)	$1,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(23)	66	(1,140)	(545)	—	(1,642)
Provision for doubtful accounts	—	—	992	560	—	1,552
Depreciation and amortization	—	—	465	503	—	968
Income taxes	67	—	—	—	—	67
Gains on sales of facilities	—	—	—	(5)	—	(5)
Legal claim costs	—	22	—	—	—	22
Amortization of debt issuance costs	—	18	—	—	—	18
Share-based compensation	—	—	129	—	—	129
Equity in earnings of affiliates	(1,270)	—	—	—	1,270	—
Other	37	—	(2)	2	—	37

Net cash provided by (used in) operating activities	163	(741)	2,027	1,299	—	2,748

Cash flows from investing activities:
Purchase of property and equipment	—	—	(482)	(690)	—	(1,172)
Acquisition of hospitals and health care entities	—	—	(148)	(282)	—	(430)
Disposition of hospitals and health care entities	—	—	9	5	—	14
Change in investments	—	—	3	15	—	18
Other	—	—	(1)	16	—	15

Net cash used in investing activities	—	—	(619)	(936)	—	(1,555)

Cash flows from financing activities:
Issuance of long-term debt	—	3,000	—	—	—	3,000
Repayment of long-term debt	—	(2,005)	(38)	(22)	—	(2,065)
Distributions to noncontrolling interests	—	—	(29)	(176)	—	(205)
Payment of debt issuance costs	—	(24)	—	—	—	(24)
Repurchases of common stock	(1,858)	—	—	—	—	(1,858)
Changes in intercompany balances with affiliates, net	1,799	(230)	(1,414)	(155)	—	—
Other	(104)	—	—	13	—	(91)

Net cash (used in) provided by financing activities	(163)	741	(1,481)	(340)	—	(1,243)

Change in cash and cash equivalents	—	—	(73)	23	—	(50)
Cash and cash equivalents at beginning of period	—	—	155	586	—	741

Cash and cash equivalents at end of period	$—	$—	$82	$609	$—	$691

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,098	$(744)	$1,491	$766	$(1,226)	$1,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	21	22	(1,360)	(779)	—	(2,096)
Provision for doubtful accounts	—	—	846	835	—	1,681
Depreciation and amortization	—	—	453	489	—	942
Income taxes	(101)	—	—	—	—	(101)
Gains on sales of facilities	—	—	(4)	—	—	(4)
Losses on retirement of debt	122	3	—	—	—	125
Amortization of debt issuance costs	2	17	—	—	—	19
Share-based compensation	103	—	—	—	—	103
Equity in earnings of affiliates	(1,226)	—	—	—	1,226	—
Other	34	—	(2)	(11)	—	21

Net cash provided by (used in) operating activities	53	(702)	1,424	1,300	—	2,075

Cash flows from investing activities:
Purchase of property and equipment	—	—	(470)	(534)	—	(1,004)
Acquisition of hospitals and health care entities	—	—	(16)	(79)	—	(95)
Disposition of hospitals and health care entities	—	—	14	8	—	22
Change in investments	—	—	6	61	—	67
Other	—	—	(6)	7	—	1

Net cash used in investing activities	—	—	(472)	(537)	—	(1,009)

Cash flows from financing activities:
Issuance of long-term debt	—	4,048	—	—	—	4,048
Net change in revolving credit facilities	—	(300)	—	—	—	(300)
Repayment of long-term debt	(1,632)	(1,971)	(24)	(17)	—	(3,644)
Distributions to noncontrolling interests	—	—	(46)	(191)	—	(237)
Payment of debt issuance costs	—	(33)	—	—	—	(33)
Repurchases of common stock	(940)	—	—	—	—	(940)
Changes in intercompany balances with affiliates, net	2,354	(1,042)	(839)	(473)	—	—
Other	165	—	—	(18)	—	147

Net cash (used in) provided by financing activities	(53)	702	(909)	(699)	—	(959)

Change in cash and cash equivalents	—	—	43	64	—	107
Cash and cash equivalents at beginning of period	—	—	87	479	—	566

Cash and cash equivalents at end of period	$—	$—	$130	$543	$—	$673

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

Second Quarter 2016 Operations Summary

Revenues increased to $10.319 billion in the second quarter of 2016 from $9.897 billion in the second quarter of 2015. Net income attributable to HCA Holdings, Inc. totaled $658 million, or $1.65 per diluted share, for the quarter ended June 30, 2016, compared to $507 million, or $1.18 per diluted share, for the quarter ended June 30, 2015. Second quarter 2016 results include a $44 million tax benefit, or $0.11 per diluted share, related to our early adoption, during the first quarter of 2016, of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. Second quarter 2016 results also include legal claim costs of $10 million, or $0.02 per diluted share, and net gains on sales of facilities of $6 million, or $0.01 per diluted share. Second quarter 2015 results include net losses on sales of facilities of $5 million, or $0.01 per diluted share, and losses on retirement of debt of $125 million, or $0.18 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 398.659 million shares for the quarter ended June 30, 2016 and 429.369 million shares for the quarter ended June 30, 2015. During 2015 and the first six months of 2016, we repurchased 31.991 million and 24.427 million shares of our common stock, respectively.

Revenues increased 4.3% on a consolidated basis and increased 3.7% on a same facility basis for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. The increase in consolidated revenues can be attributed to the combined impact of a 2.4% increase in revenue per equivalent admission and a 1.9% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 2.1% increase in same facility revenue per equivalent admission and a 1.6% increase in same facility equivalent admissions.

During the quarters ended June 30, 2016 and 2015, consolidated admissions and same facility admissions each increased 0.6%. Surgeries increased 2.4% on a consolidated basis and 1.6% on a same facility basis during the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. Emergency department visits increased 4.3% on a consolidated basis and 4.1% on a same facility basis during the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015.

For the quarter ended June 30, 2016, the provision for doubtful accounts declined $273 million, compared to the quarter ended June 30, 2015. The self-pay revenue deductions for charity care and uninsured discounts increased $205 million and $667 million, respectively, during the second quarter of 2016, compared to the second quarter of 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 32.5% for the second quarter of 2016, compared to 30.7% for the second quarter of 2015. Same facility uninsured admissions increased 5.7% for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2016 Operations Summary (continued)

Electronic health record incentive income declined $13 million, from $18 million in the second quarter of 2015 to $5 million in the second quarter of 2016. Share-based compensation expense increased $9 million, from $55 million in the second quarter of 2015 to $64 million in the second quarter of 2016.

Cash flows from operating activities increased $292 million from $1.057 billion for the second quarter of 2015 to $1.349 billion for the second quarter of 2016. The increase is related primarily to the $246 million favorable change in income taxes, including the accounting presentation change for excess tax benefits related to equity award settlements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 4.3% from $9.897 billion in the second quarter of 2015 to $10.319 billion in the second quarter of 2016. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (including the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other payers for the quarters and six months ended June 30, 2016 and 2015 are summarized in the following table (dollars in millions):

	Quarter
	2016	Ratio	2015	Ratio
Medicare	$2,217	21.5%	$2,144	21.7%
Managed Medicare	1,078	10.4	1,016	10.3
Medicaid	416	4.0	408	4.1
Managed Medicaid	608	5.9	571	5.8
Managed care and other insurers	5,759	55.8	5,461	55.1
International (managed care and other insurers)	324	3.1	327	3.3

	10,402	100.7	9,927	100.3
Uninsured	225	2.2	558	5.6
Other	454	4.4	447	4.5

Revenues before provision for doubtful accounts	11,081	107.3	10,932	110.4
Provision for doubtful accounts	(762)	(7.3)	(1,035)	(10.4)

Revenues	$10,319	100.0%	$9,897	100.0%

	Six Months
	2016	Ratio	2015	Ratio
Medicare	$4,483	21.8%	$4,378	22.4%
Managed Medicare	2,182	10.6	2,068	10.6
Medicaid	843	4.1	860	4.4
Managed Medicaid	1,205	5.9	1,120	5.7
Managed care and other insurers	11,461	55.7	10,677	54.5
International (managed care and other insurers)	641	3.1	648	3.3

	20,815	101.2	19,751	100.9
Uninsured	414	2.0	626	3.2
Other	902	4.4	877	4.5

Revenues before provision for doubtful accounts	22,131	107.6	21,254	108.6
Provision for doubtful accounts	(1,552)	(7.6)	(1,681)	(8.6)

Revenues	$20,579	100.0%	$19,573	100.0%

Consolidated and same facility revenue per equivalent admission increased 2.4% and 2.1%, respectively, in the second quarter of 2016, compared to the second quarter of 2015. Consolidated and same facility equivalent admissions increased 1.9% and 1.6%, respectively, in the second quarter of 2016, compared to the second quarter

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

of 2015. Consolidated and same facility outpatient surgeries increased 2.8% and 1.5%, respectively, in the second quarter of 2016, compared to the second quarter of 2015. Consolidated and same facility inpatient surgeries increased 1.7% and 1.8%, respectively, in the second quarter of 2016, compared to the second quarter of 2015. Consolidated and same facility emergency department visits increased 4.3% and 4.1%, respectively, in the second quarter of 2016, compared to the second quarter of 2015.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At June 30, 2016, our allowance for doubtful accounts represented 95.7% of the $5.273 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and six months ended June 30, 2016 and 2015 follows (dollars in millions):

	Quarter				Six Months
	2016	Ratio	2015	Ratio	2016	Ratio	2015	Ratio
Charity care	$1,099	22%	$894	20%	$2,054	21%	$1,786	21%
Uninsured discounts	3,115	63	2,448	56	6,212	63	4,974	59
Provision for doubtful accounts	762	15	1,035	24	1,552	16	1,681	20

Totals	$4,976	100%	$4,377	100%	$9,818	100%	$8,441	100%

Same facility uninsured admissions increased by 1,867 admissions, or 5.7%, in the second quarter of 2016, compared to the second quarter of 2015. Same facility uninsured admissions increased by 10.6%, in the first quarter of 2016, compared to the first quarter of 2015. Same facility uninsured admissions in 2015, compared to 2014, increased 8.6% in the fourth quarter of 2015, increased 13.6% in the third quarter of 2015, increased 8.7% in the second quarter of 2015 and declined 12.5% in the first quarter of 2015. We believe the decline in the first quarter of 2015, compared to the prior year quarter, was primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. We believe the benefits from the health insurance exchanges and Medicaid expansion programs that we began realizing during 2014 are now reflected in both periods in our quarterly comparisons.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2016 and 2015 are set forth in the following table.

	Quarter		Six Months
	2016	2015	2016	2015
Medicare	31%	30%	31%	31%
Managed Medicare	15	15	15	15
Medicaid	6	6	6	6
Managed Medicaid	12	12	12	12
Managed care and other insurers	29	30	29	29
Uninsured	7	7	7	7

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2016 and 2015 are set forth in the following table.

	Quarter		Six Months
	2016	2015	2016	2015
Medicare	28%	27%	28%	29%
Managed Medicare	12	12	12	12
Medicaid	6	5	6	6
Managed Medicaid	6	6	6	5
Managed care and other insurers	48	47	48	47
Uninsured	—	3	—	1

	100%	100%	100%	100%

At June 30, 2016, we had 82 hospitals in the states of Texas and Florida. During the second quarter of 2016, 56% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 69% of our uninsured admissions during the second quarter of 2016.

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

The Texas Medicaid Waiver Program includes two primary components: an indigent care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included Medicaid supplemental payments of $82 million ($25 million DSRIP related and $57 million indigent care related) and $88 million ($22 million DSRIP related and $66 million indigent care related) during the second quarters of 2016 and 2015, respectively, and $184 million ($53 million DSRIP related

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

and $131 million indigent care related) and $165 million ($48 million DSRIP related and $117 million indigent care related) during the first six months of 2016 and 2015, respectively.

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

Electronic Health Record Incentive Payments

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. We recognized $5 million and $18 million of electronic health record incentive income, primarily related to Medicare, during the second quarters of 2016 and 2015, respectively. We recognized $9 million and $37 million of electronic health record incentive income, primarily related to Medicare, during the first six months of 2016 and 2015, respectively. For 2016, we estimate EHR incentive income will be in the range of $10 million to $15 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and six months ended June 30, 2016 and 2015 (dollars in millions):

	Quarter
	2016		2015
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$11,081		$10,932
Provision for doubtful accounts	762		1,035

Revenues	10,319	100.0	9,897	100.0

Salaries and benefits	4,691	45.5	4,492	45.4
Supplies	1,718	16.7	1,670	16.9
Other operating expenses	1,873	18.0	1,755	17.7
Electronic health record incentive income	(5)	—	(18)	(0.2)
Equity in earnings of affiliates	(10)	(0.1)	(10)	(0.1)
Depreciation and amortization	489	4.8	469	4.8
Interest expense	427	4.1	425	4.3
Losses (gains) on sales of facilities	(6)	(0.1)	5	—
Losses on retirement of debt	—	—	125	1.3
Legal claim costs	10	0.1	—	—

	9,187	89.0	8,913	90.1

Income before income taxes	1,132	11.0	984	9.9
Provision for income taxes	341	3.3	319	3.2

Net income	791	7.7	665	6.7
Net income attributable to noncontrolling interests	133	1.3	158	1.6

Net income attributable to HCA Holdings, Inc.	$658	6.4	$507	5.1

% changes from prior year:
Revenues	4.3%		7.2%
Income before income taxes	15.0		8.9
Net income attributable to HCA Holdings, Inc.	29.8		4.9
Admissions(a)	0.6		4.8
Equivalent admissions(b)	1.9		6.0
Revenue per equivalent admission	2.4		1.2
Same facility % changes from prior year(c):
Revenues	3.7		6.2
Admissions(a)	0.6		4.1
Equivalent admissions(b)	1.6		4.9
Revenue per equivalent admission	2.1		1.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2016		2015
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$22,131		$21,254
Provision for doubtful accounts	1,552		1,681

Revenues	20,579	100.0	19,573	100.0

Salaries and benefits	9,393	45.6	8,890	45.4
Supplies	3,432	16.7	3,308	16.9
Other operating expenses	3,730	18.1	3,472	17.7
Electronic health record incentive income	(9)	—	(37)	(0.2)
Equity in earnings of affiliates	(22)	(0.1)	(29)	(0.1)
Depreciation and amortization	968	4.7	942	4.9
Interest expense	843	4.1	844	4.3
Gains on sales of facilities	(5)	—	(4)	—
Losses on retirement of debt	—	—	125	0.6
Legal claim costs	22	0.1	—	—

	18,352	89.2	17,511	89.5

Income before income taxes	2,227	10.8	2,062	10.5
Provision for income taxes	625	3.0	677	3.4

Net income	1,602	7.8	1,385	7.1
Net income attributable to noncontrolling interests	250	1.2	287	1.5

Net income attributable to HCA Holdings, Inc.	$1,352	6.6	$1,098	5.6

% changes from prior year:
Revenues	5.1%		8.4%
Income before income taxes	8.0		30.2
Net income attributable to HCA Holdings, Inc.	23.1		32.3
Admissions(a)	1.3		5.3
Equivalent admissions(b)	2.8		6.9
Revenue per equivalent admission	2.3		1.3
Same facility % changes from prior year(c):
Revenues	4.6		7.4
Admissions(a)	1.1		4.6
Equivalent admissions(b)	2.4		5.9
Revenue per equivalent admission	2.1		1.4

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2016 and 2015

Net income attributable to HCA Holdings, Inc. totaled $658 million, or $1.65 per diluted share, for the second quarter of 2016 compared to $507 million, or $1.18 per diluted share, for the second quarter of 2015. Second quarter 2016 results include a $44 million tax benefit, or $0.11 per diluted share, related to our early adoption, during the first quarter of 2016, of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. Second quarter 2016 results also include legal claim costs of $10 million, or $0.02 per diluted share, and net gains on sales of facilities of $6 million, or $0.01 per diluted share. Second quarter 2015 results include losses on retirement of debt of $125 million, or $0.18 per diluted share, and net losses on sales of facilities of $5 million, or $0.01 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 398.659 million shares for the quarter ended June 30, 2016 and 429.369 million shares for the quarter ended June 30, 2015. During 2015 and the first six months of 2016, we repurchased 31.991 million and 24.427 million shares of our common stock, respectively.

Revenues before provision for doubtful accounts increased 1.4% for the second quarter of 2016 compared to the second quarter of 2015. The provision for doubtful accounts declined $273 million from $1.035 billion in the second quarter of 2015 to $762 million in the second quarter of 2016. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $205 million and $667 million, respectively, during the second quarter of 2016, compared to the second quarter of 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 32.5% for the second quarter of 2016, compared to 30.7% for the second quarter of 2015. At June 30, 2016, our allowance for doubtful accounts represented 95.7% of the $5.273 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.3% due to the combined impact of revenue per equivalent admission growth of 2.4% and a 1.9% increase in equivalent admissions for the second quarter of 2016 compared to the second quarter of 2015. Same facility revenues increased 3.7% due to the combined impact of a 2.1% increase in same facility revenue per equivalent admission and a 1.6% increase in same facility equivalent admissions for the second quarter of 2016 compared to the second quarter of 2015.

Salaries and benefits, as a percentage of revenues, were 45.5% in the second quarter of 2016 and 45.4% in the second quarter of 2015. Salaries and benefits per equivalent admission increased 2.5% in the second quarter of 2016 compared to the second quarter of 2015. Same facility labor rate increases averaged 2.2% for the second quarter of 2016 compared to the second quarter of 2015.

Supplies, as a percentage of revenues, were 16.7% in the second quarter of 2016 and 16.9% in the second quarter of 2015. Supply costs per equivalent admission increased 1.0% in the second quarter of 2016 compared to the second quarter of 2015. Supply costs per equivalent admission increased 3.7% for medical devices and 1.3% for pharmacy supplies and declined 0.5% for general medical and surgical items in the second quarter of 2016 compared to the second quarter of 2015.

Other operating expenses, as a percentage of revenues, were 18.0% in the second quarter of 2016 and 17.7% in the second quarter of 2015. Other operating expenses is primarily comprised of contract services, professional

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2016 and 2015 (continued)

fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $111 million and $102 million for the second quarters of 2016 and 2015, respectively.

We recognized $5 million and $18 million of electronic health record incentive income primarily related to Medicare incentives during the second quarters of 2016 and 2015, respectively.

Equity in earnings of affiliates was $10 million in each of the second quarters of 2016 and 2015.

Depreciation and amortization increased $20 million, from $469 million in the second quarter of 2015 to $489 million in the second quarter of 2016.

Interest expense was $427 million in the second quarter of 2016 and $425 million in the second quarter of 2015. Our average debt balance was $31.117 billion for the second quarter of 2016 compared to $29.623 billion for the second quarter of 2015. The average effective interest rate for our long-term debt declined from 5.8% for the quarter ended June 30, 2015 to 5.5% for the quarter ended June 30, 2016.

During the second quarters of 2016 and 2015, we recorded net gains on sales of facilities of $6 million and net losses on sales of facilities of $5 million, respectively.

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 2020. The pretax loss on retirement of debt was $3 million. During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of our 7 3/4% senior notes due 2021. The pretax loss on retirement of debt related to this redemption was $122 million.

We recorded $10 million of legal claim costs during the second quarter of 2016 related to the Health Midwest litigation for court-awarded interest costs.

The effective tax rates were 34.1% and 38.7% for the second quarters of 2016 and 2015, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the second quarter of 2016 included a tax benefit of $44 million related to our early adoption, during the first quarter of 2016, of ASU 2016-09 which requires the excess tax benefits related to employee equity award settlements be recorded as a component of the provision for income taxes for periods subsequent to adoption. Excluding the effect of this adjustment, the effective tax rate for the second quarter of 2016 would have been 38.5%.

Net income attributable to noncontrolling interests declined from $158 million for the second quarter of 2015 to $133 million for the second quarter of 2016. The decline in net income attributable to noncontrolling interests related primarily to joint ventures in our England market.

Six Months Ended June 30, 2016 and 2015

Net income attributable to HCA Holdings, Inc. totaled $1.352 billion, or $3.34 per diluted share, in the six months ended June 30, 2016 compared to $1.098 billion, or $2.54 per diluted share, in the six months ended June 30, 2015. The first six months of 2016 results include a $118 million tax benefit, or $0.29 per diluted share,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2016 and 2015 (continued)

related to our early adoption, during the first quarter of 2016, of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. The first six months of 2016 results also include legal claim costs of $22 million, or $0.03 per diluted share, and net gains on sales of facilities of $5 million. The first six months of 2015 results include losses on retirement of debt of $125 million, or $0.18 per diluted share, and net gains on sales of facilities of $4 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 404.617 million shares and 432.329 million shares for the six months ended June 30, 2016 and 2015, respectively. During 2015 and the first six months of 2016, we repurchased 31.991 million and 24.427 million shares of our common stock, respectively.

For the first six months of 2016, consolidated and same facility admissions increased 1.3% and 1.1%, respectively, compared to the first six months of 2015. Consolidated and same facility outpatient surgical volumes increased 4.1% and 2.9%, respectively, during the first six months of 2016, compared to the first six months of 2015. Consolidated and same facility inpatient surgeries increased 1.5% and 1.7%, respectively, in the first six months of 2016, compared to the first six months of 2015. Consolidated and same facility emergency department visits increased 5.9% and 5.5%, respectively, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Revenues before provision for doubtful accounts increased 4.1% for the first six months of 2016 compared to the first six months of 2015. Provision for doubtful accounts declined $129 million from $1.681 billion in the first six months of 2015 to $1.552 billion in the first six months of 2016. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $268 million and $1.238 billion, respectively, during the first six months of 2016, compared to the first six months of 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 32.3% for the first six months of 2016, compared to 30.1% for the first six months of 2015. At June 30, 2016, our allowance for doubtful accounts represented approximately 95.7% of the $5.273 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 5.1% due to the combined impact of revenue per equivalent admission growth of 2.3% and an increase of 2.8% in equivalent admissions for the first six months of 2016 compared to the first six months of 2015. Same facility revenues increased 4.6% due primarily to the combined impact of a 2.1% increase in same facility revenue per equivalent admission and a 2.4% increase in same facility equivalent admissions for the first six months of 2016 compared to the first six months of 2015.

Salaries and benefits, as a percentage of revenues, were 45.6% in the first six months of 2016 and 45.4% in the first six months of 2015. Salaries and benefits per equivalent admission increased 2.8% in the first six months of 2016 compared to the first six months of 2015. Same facility labor rate increases averaged 2.3% for the first six months of 2016 compared to the first six months of 2015.

Supplies, as a percentage of revenues, were 16.7% in the first six months of 2016 and 16.9% in the first six months of 2015. Supply cost per equivalent admission increased 1.0% in the first six months of 2016 compared to the first six months of 2015. Supply costs per equivalent admission increased 3.5% for medical devices and 3.1% for pharmacy supplies and declined 1.5% for general medical and surgical items in the first six months of 2016 compared to the first six months of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2016 and 2015 (continued)

Other operating expenses, as a percentage of revenues, increased to 18.1% in the first six months of 2016 from 17.7% in the first six months of 2015. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $223 million and $194 million for the first six months of 2016 and 2015, respectively.

We recognized $9 million and $37 million of electronic health record incentive income primarily related to Medicare incentives during the first six months of 2016 and 2015, respectively.

Equity in earnings of affiliates was $22 million and $29 million in the first six months of 2016 and 2015, respectively.

Depreciation and amortization increased $26 million, from $942 million in the first six months of 2015 to $968 million in the first six months of 2016.

Interest expense was $844 million for the first six months of 2015 and $843 million for the first six months of 2016. Our average debt balance was $30.863 billion for the first six months of 2016 compared to $29.528 billion for the first six months of 2015. The average effective interest rate for our long term debt declined from 5.8% for the six months ended June 30, 2015 to 5.5% for the six months ended June 30, 2016.

During the first six months of 2016 and 2015, we recorded net gains on sales of facilities of $5 million and $4 million, respectively.

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing on June 2020. The pretax loss on retirement of debt was $3 million. During May 2015, we issued $1.600 billion aggregate principal amount of 5.375% senior notes due 2025. We used the net proceeds to redeem all $1.525 billion aggregate principal amount of our 7 3/4% senior notes due 2021. The pretax loss on retirement of debt related to this redemption was $122 million.

We recorded $22 million of legal claim costs during the first six months of 2016 related to the Health Midwest litigation for court-awarded interest costs.

The effective tax rates were 31.6% and 38.1% for the first six months of 2016 and 2015, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first six months of 2016 included a tax benefit of $118 million related to our early adoption, during the first quarter of 2016, of ASU 2016-09 which requires the excess tax benefits related to employee equity award settlements be recorded as a component of the provision for income taxes for periods subsequent to adoption. Excluding the effect of this adjustment, the effective tax rate for the first six months of 2016 would have been 37.6%.

Net income attributable to noncontrolling interests declined from $287 million for the first six months of 2015 to $250 million for the first six months of 2016. The decline in net income attributable to noncontrolling interests related primarily to joint ventures in our England market, a Texas market and an Oklahoma market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.748 billion in the first six months of 2016 compared to $2.075 billion in the first six months of 2015. The $673 million increase in cash provided by operating activities in the first six months of 2016 compared to the first six months of 2015 related primarily to the $217 million increase in net income (which includes the $118 million tax benefit related to our adoption of ASU 2016-09) and net positive changes in working capital items of $325 million. The combined interest payments and net tax payments in the first six months of 2016 and 2015 were $1.325 billion and $1.391 billion, respectively. Working capital totaled $3.699 billion at June 30, 2016 and $3.716 billion at December 31, 2015.

Cash used in investing activities was $1.555 billion in the first six months of 2016 compared to $1.009 billion in the first six months of 2015. Acquisitions of hospitals and health care entities increased from $95 million in the first six months of 2015 to $430 million in the first six months of 2016. Excluding acquisitions, capital expenditures were $1.172 billion in the first six months of 2016 and $1.004 billion in the first six months of 2015. Capital expenditures, excluding acquisitions, are expected to approximate $2.7 billion in 2016. At June 30, 2016, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.7 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $1.243 billion in the first six months of 2016 compared to $959 million in the first six months of 2015. During the first six months of 2016, net cash flows used in financing activities included a net increase of $935 million in our indebtedness, repurchases of common stock of $1.858 billion, distributions to noncontrolling interests of $205 million and payments of debt issuance costs of $24 million. During the first six months of 2015, net cash flows used in financing activities included a net increase of $104 million in our indebtedness, repurchases of common stock of $940 million, distributions to noncontrolling interests of $237 million and payments of debt issuance costs of $33 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $31.452 billion at June 30, 2016. Our interest expense was $843 million for the first six months of 2016 and $844 million for the first six months of 2015.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.983 billion and $2.136 billion available as of June 30, 2016 and July 31, 2016, respectively) and anticipated access to public and private debt markets.

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

During June 2015, we entered into a joinder agreement to retire certain of our existing senior secured term loans using proceeds from a new $1.400 billion senior secured term loan credit facility maturing in June 2020. The pretax loss on retirement of debt was $3 million.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $467 million and $482 million at June 30, 2016 and December 31, 2015, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $224 million and $261 million at June 30, 2016 and December 31, 2015, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.241 billion and $1.160 billion at June 30, 2016 and December 31, 2015, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $364 million. We estimate that approximately $313 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $463 million and $4 million, respectively, at June 30, 2016. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2016, we had a net unrealized gain of $25 million on the insurance subsidiaries’ investment securities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

With respect to our interest-bearing liabilities, approximately $4.165 billion of long-term debt at June 30, 2016 was subject to variable rates of interest, while the remaining balance in long-term debt of $27.287 billion at June 30, 2016 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.8% for the six months ended June 30, 2015 to 5.5% for the six months ended June 30, 2016.

The estimated fair value of our total long-term debt was $33.018 billion at June 30, 2016. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $42 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2016	2015
Number of hospitals in operation at:
March 31	168	168
June 30	169	168
September 30		168
December 31		168
Number of freestanding outpatient surgical centers in operation at:
March 31	116	113
June 30	116	112
September 30		114
December 31		116
Licensed hospital beds at(a):
March 31	43,817	43,500
June 30	44,127	43,647
September 30		43,731
December 31		43,771
Weighted average licensed beds(b):
Quarter:
First	43,780	43,451
Second	44,064	43,619
Third		43,700
Fourth		43,705
Year		43,620
Average daily census(c):
Quarter:
First	26,325	26,039
Second	25,199	24,920
Third		24,573
Fourth		24,824
Year		25,084
Admissions(d):
Quarter:
First	479,600	470,900
Second	467,200	464,200
Third		466,400
Fourth		467,300
Year		1,868,800
Equivalent admissions(e):
Quarter:
First	798,000	769,400
Second	792,600	778,200
Third		787,300
Fourth		787,800
Year		3,122,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2016	2015
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	4.9	4.9
Third		4.8
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,133,300	1,982,000
Second	2,093,000	2,007,400
Third		2,023,100
Fourth		2,037,700
Year		8,050,200
Outpatient surgeries(h):
Quarter:
First	226,500	214,500
Second	234,600	228,300
Third		226,400
Fourth		240,200
Year		909,400
Inpatient surgeries(i):
Quarter:
First	131,800	130,100
Second	134,100	131,800
Third		134,000
Fourth		134,000
Year		529,900
Days revenues in accounts receivable(j):
Quarter:
First	52	55
Second	50	53
Third		54
Fourth		53
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	39%	38%
Second	40%	40%
Third		40%
Fourth		41%
Year		40%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at June 30, 2016(l):
Medicare and Medicaid	11%	1%	1%
Managed care and other discounted	27	5	6
Uninsured	20	7	22

Total	58%	13%	29%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.715 billion (each 1% is equivalent to approximately $107 million of gross accounts receivable).

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings. In November 2015, following consideration of additional evidence, the Authority issued a provisional decision that again found there were adverse effects on competition in the private hospital market in central London. The November 2015 provisional decision modified some of the Authority’s earlier factual conclusions and acknowledged certain mitigating factors for some of the effects noted in the prior decision. The November 2015 provisional decision also offered additional potential remedies, which continued to include divestment of one or more of HCA’s London hospitals. Following a period of consultation on the potential additional remedies, the Authority concluded, in a provisional decision issued March 22, 2016, that none of the additional remedies, including divestiture, would be both effective and proportionate. A final decision is expected during the third quarter of 2016. Should HCA or any other party disagree with the Authority’s final decision, there would be an opportunity to appeal to the Competitive Appeal Tribunal.

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and, consistent with the judge’s order, began accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. At June 30, 2016, the Company had accrued liabilities of $458 million for the damages, costs and interest related to this litigation. On January 15, 2016, the Company filed a Notice of Appeal in the Missouri Court of Appeals for the Western District. The Court of Appeals has set a schedule that would complete the parties’ briefing by November 2016. Briefing will likely be followed by oral argument, which has not yet been scheduled.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2015, our board of directors authorized a share repurchase program for up to $3 billion of our outstanding common stock. During May 2016, the Company repurchased 9,361,000 shares of its common stock beneficially owned by affiliates of Kohlberg Kravis Roberts & Co. at a purchase price of $80.12 per share, the closing price of the Company’s common stock on the New York Stock Exchange on May 10, 2016, less a discount of 1%. During the six months ended June 30, 2016, we also repurchased 15,066,500 shares of our common stock at an average price of $73.51 per share through market purchases, resulting in total repurchases of 24,427,400 shares of our common stock at an average price of $76.04 per share for the six months ended June 30, 2016 pursuant to the $3.0 billion share repurchase program authorized during October 2015. At June 30, 2016, we had $746 million of repurchase authorization available under the October 2015 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2016 through June 30, 2016 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2016 through April 30, 2016	2,907,200	$79.44	2,907,200	$1,752
May 1, 2016 through May 31, 2016	11,146,422	$80.03	11,146,422	$860
June 1, 2016 through June 30, 2016	1,452,595	$78.49	1,452,595	$746

Total for second quarter 2016	15,506,217	$79.77	15,506,217	$746

ITEM 6.    EXHIBITS

(a) List of Exhibits:

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and the six months ended June 30, 2016 and 2015, filed with the SEC on August 4, 2016, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2016 and 2015, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2016 and 2015, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/s/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: August 4, 2016