Form 10-Q
period 2016-09-30
HCA Holdings, Inc.
filed 2016-11-03
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2016
Voting common stock, $.01 par value	374,685,700 shares

HCA HOLDINGS, INC.

Form 10-Q

September 30, 2016

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2016	2015	2016	2015
Revenues before provision for doubtful accounts	$11,110	$11,014	$33,241	$32,268
Provision for doubtful accounts	840	1,158	2,392	2,839

Revenues	10,270	9,856	30,849	29,429

Salaries and benefits	4,740	4,619	14,133	13,509
Supplies	1,699	1,644	5,131	4,952
Other operating expenses	1,897	1,796	5,627	5,268
Electronic health record incentive income	(1)	(9)	(10)	(46)
Equity in earnings of affiliates	(22)	(9)	(44)	(38)
Depreciation and amortization	495	482	1,463	1,424
Interest expense	432	411	1,275	1,255
Losses (gains) on sales of facilities	(3)	2	(8)	(2)
Losses on retirement of debt	4	—	4	125
Legal claim costs	11	77	33	77

	9,252	9,013	27,604	26,524

Income before income taxes	1,018	843	3,245	2,905
Provision for income taxes	273	270	898	947

Net income	745	573	2,347	1,958
Net income attributable to noncontrolling interests	127	124	377	411

Net income attributable to HCA Holdings, Inc.	$618	$449	$1,970	$1,547

Per share data:
Basic earnings per share	$1.63	$1.08	$5.09	$3.71
Diluted earnings per share	$1.59	$1.05	$4.93	$3.60
Shares used in earnings per share calculations (in millions):
Basic	378.199	414.939	386.968	417.146
Diluted	389.592	426.441	399.577	430.354

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2016	2015	2016	2015
Net income	$745	$573	$2,347	$1,958
Other comprehensive income (loss) before taxes:
Foreign currency translation	(40)	(54)	(169)	(41)

Unrealized gains (losses) on available-for-sale securities	(2)	2	3	(2)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	4	6	13	17

	4	6	13	17

Change in fair value of derivative financial instruments	13	(17)	(57)	(47)
Interest costs included in interest expense	28	31	84	93

	41	14	27	46

Other comprehensive income (loss) before taxes	3	(32)	(126)	20
Income taxes (benefits) related to other comprehensive income items	—	(13)	(50)	6

Other comprehensive income (loss)	3	(19)	(76)	14

Comprehensive income	748	554	2,271	1,972
Comprehensive income attributable to noncontrolling interests	127	124	377	411

Comprehensive income attributable to HCA Holdings, Inc.	$621	$430	$1,894	$1,561

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$677	$741
Accounts receivable, less allowance for doubtful accounts of $5,011 and $5,326	5,503	5,889
Inventories	1,503	1,439
Other	1,160	1,163

	8,843	9,232

Property and equipment, at cost	36,449	34,614
Accumulated depreciation	(20,574)	(19,600)

	15,875	15,014

Investments of insurance subsidiaries	354	432
Investments in and advances to affiliates	216	178
Goodwill and other intangible assets	6,691	6,731
Other	1,148	1,157

	$33,127	$32,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,950	$2,170
Accrued salaries	1,241	1,233
Other accrued expenses	1,748	1,880
Long-term debt due within one year	216	233

	5,155	5,516

Long-term debt, less net debt issuance costs of $178 and $167	31,225	30,255
Professional liability risks	1,164	1,115
Income taxes and other liabilities	1,746	1,904

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 376,140,800 shares in 2016 and 398,738,700 shares in 2015	4	4
Accumulated other comprehensive loss	(341)	(265)
Retained deficit	(7,426)	(7,338)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,763)	(7,599)
Noncontrolling interests	1,600	1,553

	(6,163)	(6,046)

	$33,127	$32,744

See accompanying notes.

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Unaudited

(Dollars in millions)

	2016	2015
Cash flows from operating activities:
Net income	$2,347	$1,958
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(2,044)	(2,976)
Provision for doubtful accounts	2,392	2,839

Accounts receivable, net	348	(137)
Inventories and other assets	(161)	(205)
Accounts payable and accrued expenses	(341)	(152)
Depreciation and amortization	1,463	1,424
Income taxes	8	(148)
Gains on sales of facilities	(8)	(2)
Losses on retirement of debt	4	125
Legal claim costs	33	77
Amortization of debt issuance costs	26	27
Share-based compensation	196	171
Other	39	38

Net cash provided by operating activities	3,954	3,176

Cash flows from investing activities:
Purchase of property and equipment	(1,884)	(1,571)
Acquisition of hospitals and health care entities	(468)	(184)
Disposal of hospitals and health care entities	23	27
Change in investments	78	94
Other	17	3

Net cash used in investing activities	(2,234)	(1,631)

Cash flows from financing activities:
Issuances of long-term debt	5,400	4,048
Net change in revolving bank credit facilities	(70)	(270)
Repayment of long-term debt	(4,424)	(3,702)
Distributions to noncontrolling interests	(342)	(367)
Payment of debt issuance costs	(40)	(34)
Repurchases of common stock	(2,213)	(1,386)
Other	(95)	188

Net cash used in financing activities	(1,784)	(1,523)

Change in cash and cash equivalents	(64)	22
Cash and cash equivalents at beginning of period	741	566

Cash and cash equivalents at end of period	$677	$588

Interest payments	$1,339	$1,349
Income tax payments, net	$890	$864

See accompanying notes.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2016, these affiliates owned and operated 169 hospitals, 117 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $94 million and $79 million for the quarters ended September 30, 2016 and 2015, respectively, and $272 million and $237 million for the nine months ended September 30, 2016 and 2015, respectively. Operating results for the quarter and the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (including the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other payers for the quarters and nine months ended September 30, 2016 and 2015 are summarized in the following table (dollars in millions):

	Quarter
	2016	Ratio	2015	Ratio
Medicare	$2,158	21.0%	$2,122	21.5%
Managed Medicare	1,068	10.4	1,031	10.5
Medicaid	405	3.9	402	4.1
Managed Medicaid	611	6.0	553	5.6
Managed care and other insurers	5,863	57.1	5,457	55.4
International (managed care and other insurers)	285	2.8	316	3.2

	10,390	101.2	9,881	100.3
Uninsured	336	3.3	695	7.0
Other	384	3.7	438	4.4

Revenues before provision for doubtful accounts	11,110	108.2	11,014	111.7
Provision for doubtful accounts	(840)	(8.2)	(1,158)	(11.7)

Revenues	$10,270	100.0%	$9,856	100.0%

	Nine Months
	2016	Ratio	2015	Ratio
Medicare	$6,641	21.5%	$6,500	22.1%
Managed Medicare	3,250	10.5	3,099	10.5
Medicaid	1,248	4.0	1,262	4.3
Managed Medicaid	1,816	5.9	1,673	5.7
Managed care and other insurers	17,324	56.2	16,134	54.8
International (managed care and other insurers)	926	3.0	964	3.3

	31,205	101.1	29,632	100.7
Uninsured	750	2.4	1,321	4.5
Other	1,286	4.2	1,315	4.5

Revenues before provision for doubtful accounts	33,241	107.7	32,268	109.7
Provision for doubtful accounts	(2,392)	(7.7)	(2,839)	(9.7)

Revenues	$30,849	100.0%	$29,429	100.0%

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements (continued)

all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard was originally scheduled to become effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption was originally not to be permitted under US GAAP. In July 2015, the FASB decided to defer the effective date of the new revenue standard by one year, but will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and continuing amendments to the new revenue standard, that a deferral was necessary to provide adequate time to effectively implement the new standard. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures, and we do not believe the adoption will have a significant impact on our recognition of net revenues.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public business entities for annual and interim periods beginning after December 15, 2018 (calendar year 2019). Early adoption is permitted. ASU 2016-02’s transition provisions will be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU 2016-02 to determine how our financial statements will be affected, and we believe the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2016, we paid $343 million to acquire three hospital facilities and $125 million to acquire other nonhospital health care entities. During the nine months ended September 30, 2015, we paid $15 million to acquire a hospital and $169 million to acquire other nonhospital health care entities.

During the nine months ended September 30, 2016, we received proceeds of $23 million and recognized a net pretax gain of $8 million related to sales of real estate and other investments. During the nine months ended September 30, 2015, we received proceeds of $27 million and recognized a net pretax gain of $2 million related to sales of real estate and other investments.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES

Our liability for unrecognized tax benefits was $414 million, including accrued interest of $41 million, as of September 30, 2016 ($554 million and $73 million, respectively, as of December 31, 2015). Unrecognized tax benefits of $136 million ($233 million as of December 31, 2015) would affect the effective rate, if recognized.

Our provision for income taxes for the quarter and nine months ended September 30, 2016 included tax benefits of $11 million and $129 million, respectively, related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, we no longer record excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefits for the quarter and nine months ending September 30, 2015, related to the settlement of employee equity awards, were $34 million and $219 million, respectively, and were recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, as previously required. We have elected to apply the change to the statement of cash flows presentation prospectively.

During the quarter ended September 30, 2016, the IRS completed its examination, resolving all outstanding federal tax issues for our 2011 and 2012 tax years. We reduced our provision for income taxes for the quarter and the nine months ended September 30, 2016 by $51 million, including interest of $27 million ($17 million, net of tax) primarily as a result of this resolution. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards and potential shares, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2016 and 2015 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2016	2015	2016	2015
Net income attributable to HCA Holdings, Inc.	$618	$449	$1,970	$1,547

Weighted average common shares outstanding	378.199	414.939	386.968	417.146
Effect of dilutive incremental shares	11.393	11.502	12.609	13.208

Shares used for diluted earnings per share	389.592	426.441	399.577	430.354

Earnings per share:
Basic earnings per share	$1.63	$1.08	$5.09	$3.71
Diluted earnings per share	$1.59	$1.05	$4.93	$3.60

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2016 and December 31, 2015 follows (dollars in millions):

	September 30, 2016
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$368	$20	$—	$388
Money market funds	11	—	—	11

	379	20	—	399
Equity securities	1	3	—	4

	$380	$23	$—	403

Amounts classified as current assets				(49)

Investment carrying value				$354

	December 31, 2015
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$428	$17	$(1)	$444
Money market funds	34	—	—	34

	462	17	(1)	478
Equity securities	—	4	—	4

	$462	$21	$(1)	482

Amounts classified as current assets				(50)

Investment carrying value				$432

At September 30, 2016 and December 31, 2015, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at September 30, 2016 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$66	$66
Due after one year through five years	123	127
Due after five years through ten years	140	152
Due after ten years	50	54

	$379	$399

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

The average expected maturity of the investments in debt securities at September 30, 2016 was 3.9 years, compared to the average scheduled maturity of 5.6 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2016 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$3,000	December 2016	$(22)
Pay-fixed interest rate swaps	1,000	December 2017	(18)
Pay-fixed interest rate swaps (starting in December 2016)	2,000	December 2021	(43)

During the next 12 months, we estimate $48 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the nine months ended September 30, 2016 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$36	Interest expense	$84

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2016, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2016, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $85 million.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at September 30, 2016 and December 31, 2015, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2016
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$388	$—	$382	$6
Money market funds	11	11	—	—

	399	11	382	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	403	15	382	6
Less amounts classified as current assets	(49)	(11)	(38)	—

	$354	$4	$344	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$83	$—	$83	$—

	December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$444	$—	$438	$6
Money market funds	34	34	—	—

	478	34	438	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	482	38	438	6
Less amounts classified as current assets	(50)	(34)	(16)	—

	$432	$4	$422	$6

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$110	$—	$110	$—

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The estimated fair value of our long-term debt was $33.343 billion and $31.411 billion at September 30, 2016 and December 31, 2015, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $31.619 billion and $30.655 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2016 and December 31, 2015, including related interest rates at September 30, 2016, follows (dollars in millions):

	September 30, 2016	December 31, 2015
Senior secured asset-based revolving credit facility (effective interest rate of 3.0%)	$2,960	$3,030
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.1%)	4,005	5,639
Senior secured first lien notes (effective interest rate of 5.4%)	13,800	11,100
Other senior secured debt (effective interest rate of 5.7%)	602	634

First lien debt	21,367	20,403
Senior unsecured notes (effective interest rate of 6.5%)	10,252	10,252
Net debt issuance costs	(178)	(167)

Total debt (average life of 6.6 years, rates averaging 5.5%)	31,441	30,488
Less amounts due within one year	216	233

	$31,225	$30,255

2016 Activity

During August 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million.

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

Government Investigations, Claims and Litigation (continued)

assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings. In November 2015, following consideration of additional evidence, the Authority issued a provisional decision that again found there were adverse effects on competition in the private hospital market in central London. The November 2015 provisional decision modified some of the Authority’s earlier factual conclusions and acknowledged certain mitigating factors for some of the effects noted in the prior decision. The November 2015 provisional decision also offered additional potential remedies, which continued to include divestment of one or more of HCA’s London hospitals. Following a period of consultation on the potential additional remedies, the Authority concluded, in a provisional decision issued March 22, 2016, that none of the additional remedies, including divestiture, would be both effective and proportionate. A final decision was issued on September 5, 2016 confirming the terms of the provisional decision. No appeal has been notified by the Competition Appeal Tribunal as of yet. Third parties have until November 4, 2016 to challenge the decision (subject to any extensions).

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and, consistent with the judge’s order, began accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. At September 30, 2016, the Company had accrued liabilities of $468 million for the damages, costs and interest related to this litigation. On January 15, 2016, the Company filed a Notice of Appeal in the Missouri Court of Appeals for the Western District. The Court of Appeals has scheduled December 20, 2016 for oral arguments.

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Holdings, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2015	398.739	$4	$—	$(265)	$(7,338)	$1,553	$(6,046)
Comprehensive income	—	—	—	(76)	1,970	377	2,271
Repurchase of common stock	(29.064)	—	(155)	—	(2,058)	—	(2,213)
Distributions	—	—	—	—	—	(342)	(342)
Share-based benefit plans	6.466	—	157	—	—	—	157
Other	—	—	(2)	—	—	12	10

Balances at September 30, 2016	376.141	$4	$—	$(341)	$(7,426)	$1,600	$(6,163)

On October 26, 2015, our board of directors authorized a share repurchase program for up to $3 billion of our outstanding common stock. During May 2016, the Company repurchased 9.361 million shares of its common stock beneficially owned by affiliates of Kohlberg Kravis Roberts & Co. at a purchase price of $80.12 per share, the closing price of the Company’s common stock on the New York Stock Exchange on May 10, 2016, less a discount of 1%. During the nine months ended September 30, 2016, we also repurchased 19.703 million shares of our common stock at an average price of $74.28 per share through market purchases, resulting in total repurchases of 29.064 million shares of our common stock at an average price of $76.16 per share for the nine months ended September 30, 2016 pursuant to the $3.0 billion share repurchase program authorized during October 2015. At September 30, 2016, we had $390 million of repurchase authorization available under the October 2015 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2015	$13	$(74)	$(135)	$(69)	$(265)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	2	—	—	—	2
Foreign currency translation adjustments, net of $66 income tax benefit	—	(103)	—	—	(103)
Change in fair value of derivative instruments, net of $21 income tax benefit	—	—	—	(36)	(36)
Expense reclassified into operations from other comprehensive income, net of $5 and $31, respectively, income tax benefits	—	—	8	53	61

Balances at September 30, 2016	$15	$(177)	$(127)	$(52)	$(341)

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

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2016 and 2015 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2016	2015	2016	2015
Revenues:
National Group	$4,882	$4,580	$14,780	$13,928
American Group	4,904	4,772	14,539	13,972
Corporate and other	484	504	1,530	1,529

	$10,270	$9,856	$30,849	$29,429

Equity in earnings of affiliates:
National Group	$(13)	$(1)	$(17)	$(8)
American Group	(9)	(9)	(26)	(25)
Corporate and other	—	1	(1)	(5)

	$(22)	$(9)	$(44)	$(38)

Adjusted segment EBITDA:
National Group	$1,073	$920	$3,342	$3,089
American Group	1,018	1,036	3,005	3,029
Corporate and other	(134)	(141)	(335)	(334)

	$1,957	$1,815	$6,012	$5,784

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Nine Months
	2016	2015	2016	2015
Depreciation and amortization:
National Group	$204	$195	$602	$572
American Group	230	219	673	662
Corporate and other	61	68	188	190

	$495	$482	$1,463	$1,424

Adjusted segment EBITDA	$1,957	$1,815	$6,012	$5,784
Depreciation and amortization	495	482	1,463	1,424
Interest expense	432	411	1,275	1,255
Losses (gains) on sales of facilities	(3)	2	(8)	(2)
Losses on retirement of debt	4	—	4	125
Legal claim costs	11	77	33	77

Income before income taxes	$1,018	$843	$3,245	$2,905

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Our summarized condensed consolidating comprehensive income statements for the quarters and nine months ended September 30, 2016 and 2015, condensed consolidating balance sheets at September 30, 2016 and December 31, 2015 and condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,591	$5,519	$—	$11,110
Provision for doubtful accounts	—	—	391	449	—	840

Revenues	—	—	5,200	5,070	—	10,270

Salaries and benefits	—	—	2,373	2,367	—	4,740
Supplies	—	—	888	811	—	1,699
Other operating expenses	1	—	905	991	—	1,897
Electronic health record incentive income	—	—	(1)	—	—	(1)
Equity in earnings of affiliates	(573)	—	(1)	(21)	573	(22)
Depreciation and amortization	—	—	242	253	—	495
Interest expense	16	711	(235)	(60)	—	432
Gains on sales of facilities	—	—	—	(3)	—	(3)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim costs	—	11	—	—	—	11
Management fees	—	—	(206)	206	—	—

	(556)	726	3,965	4,544	573	9,252

Income (loss) before income taxes	556	(726)	1,235	526	(573)	1,018
Provision (benefit) for income taxes	(62)	(268)	447	156	—	273

Net income (loss)	618	(458)	788	370	(573)	745
Net income attributable to noncontrolling interests	—	—	24	103	—	127

Net income (loss) attributable to HCA Holdings, Inc.	$618	$(458)	$764	$267	$(573)	$618

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$621	$(432)	$766	$242	$(576)	$621

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$16,957	$16,284	$—	$33,241
Provision for doubtful accounts	—	—	1,383	1,009	—	2,392

Revenues	—	—	15,574	15,275	—	30,849

Salaries and benefits	—	—	7,074	7,059	—	14,133
Supplies	—	—	2,672	2,459	—	5,131
Other operating expenses	5	—	2,660	2,962	—	5,627
Electronic health record incentive income	—	—	(6)	(4)	—	(10)
Equity in earnings of affiliates	(1,843)	—	(4)	(40)	1,843	(44)
Depreciation and amortization	—	—	707	756	—	1,463
Interest expense	48	2,031	(646)	(158)	—	1,275
Gains on sales of facilities	—	—	—	(8)	—	(8)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim costs	—	33	—	—	—	33
Management fees	—	—	(601)	601	—	—

	(1,790)	2,068	11,856	13,627	1,843	27,604

Income (loss) before income taxes	1,790	(2,068)	3,718	1,648	(1,843)	3,245
Provision (benefit) for income taxes	(180)	(763)	1,347	494	—	898

Net income (loss)	1,970	(1,305)	2,371	1,154	(1,843)	2,347
Net income attributable to noncontrolling interests	—	—	67	310	—	377

Net income (loss) attributable to HCA Holdings, Inc.	$1,970	$(1,305)	$2,304	$844	$(1,843)	$1,970

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$1,894	$(1,288)	$2,312	$743	$(1,767)	$1,894

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$138	$538	$—	$677
Accounts receivable, net	—	—	2,844	2,659	—	5,503
Inventories	—	—	905	598	—	1,503
Other	—	—	534	626	—	1,160

	1	—	4,421	4,421	—	8,843

Property and equipment, net	—	—	8,681	7,194	—	15,875

Investments of insurance subsidiaries	—	—	—	354	—	354
Investments in and advances to affiliates	26,147	—	16	200	(26,147)	216
Goodwill and other intangible assets	—	—	1,710	4,981	—	6,691
Other	962	—	21	165	—	1,148

	$27,110	$—	$14,849	$17,315	$(26,147)	$33,127

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,152	$798	$—	$1,950
Accrued salaries	—	—	689	552	—	1,241
Other accrued expenses	15	294	541	898	—	1,748
Long-term debt due within one year	—	97	60	59	—	216

	15	391	2,442	2,307	—	5,155

Long-term debt, net	993	29,749	200	283	—	31,225
Intercompany balances	33,451	(10,811)	(25,144)	2,504	—	—
Professional liability risks	—	—	—	1,164	—	1,164
Income taxes and other liabilities	414	551	362	419	—	1,746

	34,873	19,880	(22,140)	6,677	—	39,290
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,763)	(19,880)	36,840	9,187	(26,147)	(7,763)
Noncontrolling interests	—	—	149	1,451	—	1,600

	(7,763)	(19,880)	36,989	10,638	(26,147)	(6,163)

	$27,110	$—	$14,849	$17,315	$(26,147)	$33,127

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

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,970	$(1,305)	$2,371	$1,154	$(1,843)	$2,347
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(40)	(49)	(1,628)	(829)	—	(2,546)
Provision for doubtful accounts	—	—	1,383	1,009	—	2,392
Depreciation and amortization	—	—	707	756	—	1,463
Income taxes	8	—	—	—	—	8
Gains on sales of facilities	—	—	—	(8)	—	(8)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim costs	—	33	—	—	—	33
Amortization of debt issuance costs	—	26	—	—	—	26
Share-based compensation	—	—	196	—	—	196
Equity in earnings of affiliates	(1,843)	—	—	—	1,843	—
Other	53	—	(3)	(11)	—	39

Net cash provided by (used in) operating activities	148	(1,291)	3,026	2,071	—	3,954

Cash flows from investing activities:
Purchase of property and equipment	—	—	(892)	(992)	—	(1,884)
Acquisition of hospitals and health care entities	—	—	(164)	(304)	—	(468)
Disposition of hospitals and health care entities	—	—	10	13	—	23
Change in investments	—	—	(2)	80	—	78
Other	—	—	—	17	—	17

Net cash used in investing activities	—	—	(1,048)	(1,186)	—	(2,234)

Cash flows from financing activities:
Issuance of long-term debt	—	5,400	—	—	—	5,400
Net change in revolving credit facilities	—	(70)	—	—	—	(70)
Repayment of long-term debt	—	(4,334)	(54)	(36)	—	(4,424)
Distributions to noncontrolling interests	—	—	(46)	(296)	—	(342)
Payment of debt issuance costs	—	(40)	—	—	—	(40)
Repurchases of common stock	(2,213)	—	—	—	—	(2,213)
Changes in intercompany balances with affiliates, net	2,171	335	(1,895)	(611)	—	—
Other	(105)	—	—	10	—	(95)

Net cash (used in) provided by financing activities	(147)	1,291	(1,995)	(933)	—	(1,784)

Change in cash and cash equivalents	1	—	(17)	(48)	—	(64)
Cash and cash equivalents at beginning of period	—	—	155	586	—	741

Cash and cash equivalents at end of period	$1	$—	$138	$538	$—	$677

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,547	$(1,171)	$2,166	$1,106	$(1,690)	$1,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(22)	(56)	(1,959)	(1,296)	—	(3,333)
Provision for doubtful accounts	—	—	1,535	1,304	—	2,839
Depreciation and amortization	—	—	683	741	—	1,424
Income taxes	(148)	—	—	—	—	(148)
Losses (gains) on sales of facilities	—	—	(5)	3	—	(2)
Losses on retirement of debt	122	3	—	—	—	125
Legal claim costs	—	77	—	—	—	77
Amortization of debt issuance costs	3	24	—	—	—	27
Share-based compensation	—	—	171	—	—	171
Equity in earnings of affiliates	(1,690)	—	—	—	1,690	—
Other	49	3	—	(14)	—	38

Net cash (used in) provided by operating activities	(139)	(1,120)	2,591	1,844	—	3,176

Cash flows from investing activities:
Purchase of property and equipment	—	—	(764)	(807)	—	(1,571)
Acquisition of hospitals and health care entities	—	—	(51)	(133)	—	(184)
Disposition of hospitals and health care entities	—	—	19	8	—	27
Change in investments	—	—	2	92	—	94
Other	—	—	(6)	9	—	3

Net cash used in investing activities	—	—	(800)	(831)	—	(1,631)

Cash flows from financing activities:
Issuance of long-term debt	—	4,048	—	—	—	4,048
Net change in revolving credit facilities	—	(270)	—	—	—	(270)
Repayment of long-term debt	(1,632)	(2,001)	(45)	(24)	—	(3,702)
Distributions to noncontrolling interests	—	—	(70)	(297)	—	(367)
Payment of debt issuance costs	—	(34)	—	—	—	(34)
Repurchases of common stock	(1,386)	—	—	—	—	(1,386)
Changes in intercompany balances with affiliates, net	2,955	(623)	(1,654)	(678)	—	—
Other	202	—	—	(14)	—	188

Net cash provided by (used in) financing activities	139	1,120	(1,769)	(1,013)	—	(1,523)

Change in cash and cash equivalents	—	—	22	—	—	22
Cash and cash equivalents at beginning of period	—	—	87	479	—	566

Cash and cash equivalents at end of period	$—	$—	$109	$479	$—	$588

HCA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SUBSEQUENT EVENT

On October 26, 2016 HCA announced an agreement with the University Hospitals Authority and Trust (UHAT) for the early termination of HCA’s lease of The Children’s Hospital at Oklahoma University Medical Center as well as an associated joint operating agreement. In addition, HCA will transfer ownership of its hospital operations in Oklahoma, which include Oklahoma University Medical Center and OUMC Edmond, to an affiliate of UHAT. Under the agreement, HCA will receive $750 million, subject to certain closing adjustments, in consideration. The transaction is subject to certain conditions and regulatory approvals and is expected to be completed in the first half of 2017.

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

Third Quarter 2016 Operations Summary

Revenues increased to $10.270 billion in the third quarter of 2016 from $9.856 billion in the third quarter of 2015. Net income attributable to HCA Holdings, Inc. totaled $618 million, or $1.59 per diluted share, for the quarter ended September 30, 2016, compared to $449 million, or $1.05 per diluted share, for the quarter ended September 30, 2015. Third quarter 2016 results include tax benefits of $51 million, or $0.13 per diluted share, primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $11 million, or $0.03 per diluted share, related to our early adoption, during the first quarter of 2016, of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. Third quarter 2016 results also include legal claim costs of $11 million, or $0.02 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and net gains on sales of facilities of $3 million, or $0.01 per diluted share. Third quarter 2015 results include legal claim costs of $77 million, or $0.12 per diluted share, and net losses on sales of facilities of $2 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 389.592 million shares for the quarter ended September 30, 2016 and 426.441 million shares for the quarter ended September 30, 2015. During 2015 and the first nine months of 2016, we repurchased 31.991 million and 29.064 million shares of our common stock, respectively.

Revenues increased 4.2% on a consolidated basis and increased 4.0% on a same facility basis for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015. The increase in consolidated revenues can be attributed to the combined impact of a 2.7% increase in revenue per equivalent admission and a 1.5% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 2.7% increase in same facility revenue per equivalent admission and a 1.3% increase in same facility equivalent admissions.

During the quarters ended September 30, 2016 and 2015, consolidated admissions and same facility admissions each increased 0.7%. Surgeries increased 1.0% on a consolidated basis and 0.2% on a same facility basis during the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015. Emergency department visits increased 2.7% on both a consolidated basis and a same facility basis during the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015.

For the quarter ended September 30, 2016, the provision for doubtful accounts declined $318 million, compared to the quarter ended September 30, 2015. The self-pay revenue deductions for charity care and uninsured discounts increased $117 million and $531 million, respectively, during the third quarter of 2016, compared to the third quarter of 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2016 Operations Summary (continued)

charity care, was 33.7% for the third quarter of 2016, compared to 33.1% for the third quarter of 2015. Same facility uninsured admissions increased 0.7% for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015.

Cash flows from operating activities increased $105 million from $1.101 billion for the third quarter of 2015 to $1.206 billion for the third quarter of 2016. The increase is related primarily to the $172 million favorable change in net income.

Results of Operations

Revenue/Volume Trends

Our revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services. Gross charges typically do not reflect what our facilities are actually paid. Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. We do not pursue collection of amounts related to patients who meet our guidelines to qualify for charity care; therefore, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. After the discounts are applied, we are still unable to collect a significant portion of uninsured patients’ accounts, and we record provisions for doubtful accounts (based upon our historical collection experience) related to uninsured patients in the period the services are provided.

Revenues increased 4.2% from $9.856 billion in the third quarter of 2015 to $10.270 billion in the third quarter of 2016. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under Medicare, Medicaid and other programs), managed care health plans (including the health insurance exchanges), commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts related to uninsured accounts to record the net self-pay revenues at the estimated amounts we expect to collect. Our revenues from our third-party payers, the uninsured and other payers for the quarters and nine months ended September 30, 2016 and 2015 are summarized in the following table (dollars in millions):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Quarter
	2016	Ratio	2015	Ratio
Medicare	$2,158	21.0%	$2,122	21.5%
Managed Medicare	1,068	10.4	1,031	10.5
Medicaid	405	3.9	402	4.1
Managed Medicaid	611	6.0	553	5.6
Managed care and other insurers	5,863	57.1	5,457	55.4
International (managed care and other insurers)	285	2.8	316	3.2

	10,390	101.2	9,881	100.3
Uninsured	336	3.3	695	7.0
Other	384	3.7	438	4.4

Revenues before provision for doubtful accounts	11,110	108.2	11,014	111.7
Provision for doubtful accounts	(840)	(8.2)	(1,158)	(11.7)

Revenues	$10,270	100.0%	$9,856	100.0%

	Nine Months
	2016	Ratio	2015	Ratio
Medicare	$6,641	21.5%	$6,500	22.1%
Managed Medicare	3,250	10.5	3,099	10.5
Medicaid	1,248	4.0	1,262	4.3
Managed Medicaid	1,816	5.9	1,673	5.7
Managed care and other insurers	17,324	56.2	16,134	54.8
International (managed care and other insurers)	926	3.0	964	3.3

	31,205	101.1	29,632	100.7
Uninsured	750	2.4	1,321	4.5
Other	1,286	4.2	1,315	4.5

Revenues before provision for doubtful accounts	33,241	107.7	32,268	109.7
Provision for doubtful accounts	(2,392)	(7.7)	(2,839)	(9.7)

Revenues	$30,849	100.0%	$29,429	100.0%

Consolidated and same facility revenue per equivalent admission each increased 2.7% in the third quarter of 2016, compared to the third quarter of 2015. Consolidated and same facility equivalent admissions increased 1.5% and 1.3%, respectively, in the third quarter of 2016, compared to the third quarter of 2015. Consolidated and same facility outpatient surgeries increased 1.2% and declined 0.2%, respectively, in the third quarter of 2016, compared to the third quarter of 2015. Consolidated and same facility inpatient surgeries each increased 0.8% in the third quarter of 2016, compared to the third quarter of 2015. Consolidated and same facility emergency department visits each increased 2.7% in the third quarter of 2016, compared to the third quarter of 2015.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At September 30, 2016, our allowance for doubtful accounts represented 96.1% of the $5.214 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and nine months ended September 30, 2016 and 2015 follows (dollars in millions):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Quarter				Nine Months
	2016	Ratio	2015	Ratio	2016	Ratio	2015	Ratio
Charity care	$1,046	20%	$929	19%	$3,100	21%	$2,715	20%
Uninsured discounts	3,327	64	2,796	57	9,539	63	7,770	58
Provision for doubtful accounts	840	16	1,158	24	2,392	16	2,839	22

Totals	$5,213	100%	$4,883	100%	$15,031	100%	$13,324	100%

Same facility uninsured admissions increased by 255 admissions, or 0.7%, in the third quarter of 2016, compared to the third quarter of 2015. Same facility uninsured admissions increased by 5.7%, in the second quarter of 2016, compared to the second quarter of 2015. Same facility uninsured admissions increased by 10.6%, in the first quarter of 2016, compared to the first quarter of 2015. Same facility uninsured admissions in 2015, compared to 2014, increased 8.6% in the fourth quarter of 2015, increased 13.6% in the third quarter of 2015, increased 8.7% in the second quarter of 2015 and declined 12.5% in the first quarter of 2015. We believe the decline in the first quarter of 2015, compared to the prior year quarter, was primarily due to previously uninsured patients obtaining medical coverage through the health insurance exchanges and Medicaid expansion programs. We believe the benefits from the health insurance exchanges and Medicaid expansion programs that we began realizing during 2014 are now reflected in both periods in our quarterly comparisons.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2016 and 2015 are set forth in the following table.

	Quarter		Nine Months
	2016	2015	2016	2015
Medicare	30%	30%	31%	31%
Managed Medicare	15	14	15	15
Medicaid	6	6	6	6
Managed Medicaid	12	12	12	12
Managed care and other insurers	29	30	29	29
Uninsured	8	8	7	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2016 and 2015 are set forth in the following table.

	Quarter		Nine Months
	2016	2015	2016	2015
Medicare	27%	26%	28%	28%
Managed Medicare	12	12	12	12
Medicaid	6	6	6	6
Managed Medicaid	6	5	6	5
Managed care and other insurers	49	46	48	47
Uninsured	—	5	—	2

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

At September 30, 2016, we had 82 hospitals in the states of Texas and Florida. During the third quarter of 2016, 56% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 70% of our uninsured admissions during the third quarter of 2016.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare & Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Texas currently operates its Medicaid Waiver Program pursuant to this waiver, which CMS has agreed to extend through December 2017. We cannot predict whether the Texas Medicaid Waiver Program will be further extended, be revised or that revenues recognized from the program will not decline.

The Texas Medicaid Waiver Program includes two primary components: an indigent care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included Medicaid supplemental payments of $109 million ($25 million DSRIP related and $84 million indigent care related) and $87 million ($22 million DSRIP related and $65 million indigent care related) during the third quarters of 2016 and 2015, respectively, and $293 million ($78 million DSRIP related and $215 million indigent care related) and $252 million ($70 million DSRIP related and $182 million indigent care related) during the first nine months of 2016 and 2015, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results from operations for the quarters and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Quarter
	2016		2015
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$11,110		$11,014
Provision for doubtful accounts	840		1,158

Revenues	10,270	100.0	9,856	100.0

Salaries and benefits	4,740	46.1	4,619	46.9
Supplies	1,699	16.5	1,644	16.7
Other operating expenses	1,897	18.5	1,796	18.2
Electronic health record incentive income	(1)	—	(9)	(0.1)
Equity in earnings of affiliates	(22)	(0.2)	(9)	(0.1)
Depreciation and amortization	495	4.9	482	4.8
Interest expense	432	4.2	411	4.2
Losses (gains) on sales of facilities	(3)	—	2	—
Losses on retirement of debt	4	—	—	—
Legal claim costs	11	0.1	77	0.8

	9,252	90.1	9,013	91.4

Income before income taxes	1,018	9.9	843	8.6
Provision for income taxes	273	2.6	270	2.8

Net income	745	7.3	573	5.8
Net income attributable to noncontrolling interests	127	1.3	124	1.2

Net income attributable to HCA Holdings, Inc.	$618	6.0	$449	4.6

% changes from prior year:
Revenues	4.2%		6.9%
Income before income taxes	20.6		(9.2)
Net income attributable to HCA Holdings, Inc.	37.7		(13.4)
Admissions(a)	0.7		3.8
Equivalent admissions(b)	1.5		4.8
Revenue per equivalent admission	2.7		2.0
Same facility % changes from prior year(c):
Revenues	4.0		5.5
Admissions(a)	0.7		2.9
Equivalent admissions(b)	1.3		3.6
Revenue per equivalent admission	2.7		1.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2016		2015
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$33,241		$32,268
Provision for doubtful accounts	2,392		2,839

Revenues	30,849	100.0	29,429	100.0

Salaries and benefits	14,133	45.8	13,509	45.9
Supplies	5,131	16.6	4,952	16.8
Other operating expenses	5,627	18.2	5,268	17.9
Electronic health record incentive income	(10)	—	(46)	(0.2)
Equity in earnings of affiliates	(44)	(0.1)	(38)	(0.1)
Depreciation and amortization	1,463	4.8	1,424	4.8
Interest expense	1,275	4.1	1,255	4.3
Gains on sales of facilities	(8)	—	(2)	—
Losses on retirement of debt	4	—	125	0.4
Legal claim costs	33	0.1	77	0.3

	27,604	89.5	26,524	90.1

Income before income taxes	3,245	10.5	2,905	9.9
Provision for income taxes	898	2.9	947	3.2

Net income	2,347	7.6	1,958	6.7
Net income attributable to noncontrolling interests	377	1.2	411	1.4

Net income attributable to HCA Holdings, Inc.	$1,970	6.4	$1,547	5.3

% changes from prior year:
Revenues	4.8%		7.9%
Income before income taxes	11.7		15.6
Net income attributable to HCA Holdings, Inc.	27.3		14.7
Admissions(a)	1.1		4.8
Equivalent admissions(b)	2.3		6.2
Revenue per equivalent admission	2.4		1.6
Same facility % changes from prior year(c):
Revenues	4.4		6.7
Admissions(a)	1.0		4.1
Equivalent admissions(b)	2.0		5.2
Revenue per equivalent admission	2.3		1.4

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2016 and 2015

Net income attributable to HCA Holdings, Inc. totaled $618 million, or $1.59 per diluted share, for the third quarter of 2016 compared to $449 million, or $1.05 per diluted share, for the third quarter of 2015. Third quarter 2016 results include tax benefits of $51 million, or $0.13 per diluted share, primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $11 million, or $0.03 per diluted share, related to our early adoption, during the first quarter of 2016, of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. Third quarter 2016 results also include legal claim costs of $11 million, or $0.02 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and net gains on sales of facilities of $3 million, or $0.01 per diluted share. Third quarter 2015 results include legal claim costs of $77 million, or $0.12 per diluted share, and net losses on sales of facilities of $2 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 389.592 million shares for the quarter ended September 30, 2016 and 426.441 million shares for the quarter ended September 30, 2015. During 2015 and the first nine months of 2016, we repurchased 31.991 million and 29.064 million shares of our common stock, respectively.

Revenues before provision for doubtful accounts increased 0.9% for the third quarter of 2016 compared to the third quarter of 2015. The provision for doubtful accounts declined $318 million from $1.158 billion in the third quarter of 2015 to $840 million in the third quarter of 2016. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $117 million and $531 million, respectively, during the third quarter of 2016, compared to the third quarter of 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 33.7% for the third quarter of 2016, compared to 33.1% for the third quarter of 2015. At September 30, 2016, our allowance for doubtful accounts represented 96.1% of the $5.214 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.2% due to the combined impact of revenue per equivalent admission growth of 2.7% and a 1.5% increase in equivalent admissions for the third quarter of 2016 compared to the third quarter of 2015. Same facility revenues increased 4.0% due to the combined impact of a 2.7% increase in same facility revenue per equivalent admission and a 1.3% increase in same facility equivalent admissions for the third quarter of 2016 compared to the third quarter of 2015.

Salaries and benefits, as a percentage of revenues, were 46.1% in the third quarter of 2016 and 46.9% in the third quarter of 2015. Salaries and benefits per equivalent admission increased 1.1% in the third quarter of 2016 compared to the third quarter of 2015. Same facility labor rate increases averaged 2.0% for the third quarter of 2016 compared to the third quarter of 2015.

Supplies, as a percentage of revenues, were 16.5% in the third quarter of 2016 and 16.7% in the third quarter of 2015. Supply costs per equivalent admission increased 1.7% in the third quarter of 2016 compared to the third quarter of 2015. Supply costs per equivalent admission increased 5.1% for medical devices and 1.5% for pharmacy supplies and declined 0.3% for general medical and surgical items in the third quarter of 2016 compared to the third quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2016 and 2015 (continued)

Other operating expenses, as a percentage of revenues, were 18.5% in the third quarter of 2016 and 18.2% in the third quarter of 2015. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $106 million and $72 million for the third quarters of 2016 and 2015, respectively. During the third quarter of 2015, we recorded a reduction of $29 million to our provision for professional liability risks related to the receipt of updated actuarial information.

We recognized $1 million and $9 million of electronic health record incentive income primarily related to Medicare incentives during the third quarters of 2016 and 2015, respectively.

Equity in earnings of affiliates was $22 million and $9 million in the third quarters of 2016 and 2015.

Depreciation and amortization increased $13 million, from $482 million in the third quarter of 2015 to $495 million in the third quarter of 2016.

Interest expense was $432 million in the third quarter of 2016 and $411 million in the third quarter of 2015. Our average debt balance was $31.358 billion for the third quarter of 2016 compared to $29.696 billion for the third quarter of 2015. The average effective interest rate for our long-term debt was 5.5% for the quarters ended September 30, 2015 and 2016.

During the third quarters of 2016 and 2015, we recorded net gains on sales of facilities of $3 million and net losses on sales of facilities of $2 million, respectively.

During August 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million.

We recorded $11 million and $77 million of legal claim costs during the third quarters of 2016 and 2015, respectively, related to the Health Midwest litigation.

The effective tax rates were 30.6% and 37.6% for the third quarters of 2016 and 2015, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the third quarter of 2016 included tax benefits of $51 million primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $11 million related to our early adoption, during the first quarter of 2016, of ASU 2016-09 which requires the excess tax benefits related to employee equity award settlements be recorded as a component of the provision for income taxes for periods subsequent to adoption. Excluding the effect of these adjustments, the effective tax rate for the third quarter of 2016 would have been 37.6%.

Net income attributable to noncontrolling interests increased from $124 million for the third quarter of 2015 to $127 million for the third quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2016 and 2015

Net income attributable to HCA Holdings, Inc. totaled $1.970 billion, or $4.93 per diluted share, in the nine months ended September 30, 2016 compared to $1.547 billion, or $3.60 per diluted share, in the nine months ended September 30, 2015. The first nine months of 2016 results include tax benefits of $51 million, or $0.13 per diluted share, primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $129 million, or $0.32 per diluted share, related to our early adoption, during the first quarter of 2016, of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. The first nine months of 2016 results also include legal claim costs of $33 million, or $0.05 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and net gains on sales of facilities of $8 million, or $0.01 per diluted share. The first nine months of 2015 results include losses on retirement of debt of $125 million, or $0.18 per diluted share, legal claim costs of $77 million, or $0.11 per diluted share, and net gains on sales of facilities of $2 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 399.577 million shares and 430.354 million shares for the nine months ended September 30, 2016 and 2015, respectively. During 2015 and the first nine months of 2016, we repurchased 31.991 million and 29.064 million shares of our common stock, respectively.

For the first nine months of 2016, consolidated and same facility admissions increased 1.1% and 1.0%, respectively, compared to the first nine months of 2015. Consolidated and same facility outpatient surgical volumes increased 3.1% and 1.9%, respectively, during the first nine months of 2016, compared to the first nine months of 2015. Consolidated and same facility inpatient surgeries increased 1.3% and 1.4%, respectively, in the first nine months of 2016, compared to the first nine months of 2015. Consolidated and same facility emergency department visits increased 4.9% and 4.6%, respectively, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Revenues before provision for doubtful accounts increased 3.0% for the first nine months of 2016 compared to the first nine months of 2015. Provision for doubtful accounts declined $447 million from $2.839 billion in the first nine months of 2015 to $2.392 billion in the first nine months of 2016. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $385 million and $1.769 billion, respectively, during the first nine months of 2016, compared to the first nine months of 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 32.8% for the first nine months of 2016, compared to 31.2% for the first nine months of 2015. At September 30, 2016, our allowance for doubtful accounts represented approximately 96.1% of the $5.214 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.8% primarily due to the combined impact of revenue per equivalent admission growth of 2.4% and an increase of 2.3% in equivalent admissions for the first nine months of 2016 compared to the first nine months of 2015. Same facility revenues increased 4.4% due primarily to the combined impact of a 2.3% increase in same facility revenue per equivalent admission and a 2.0% increase in same facility equivalent admissions for the first nine months of 2016 compared to the first nine months of 2015.

Salaries and benefits, as a percentage of revenues, were 45.8% in the first nine months of 2016 and 45.9% in the first nine months of 2015. Salaries and benefits per equivalent admission increased 2.2% in the first nine months of 2016 compared to the first nine months of 2015. Same facility labor rate increases averaged 2.2% for the first nine months of 2016 compared to the first nine months of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2016 and 2015 (continued)

Supplies, as a percentage of revenues, were 16.6% in the first nine months of 2016 and 16.8% in the first nine months of 2015. Supply cost per equivalent admission increased 1.2% in the first nine months of 2016 compared to the first nine months of 2015. Supply costs per equivalent admission increased 4.0% for medical devices and 2.6% for pharmacy supplies and declined 1.1% for general medical and surgical items in the first nine months of 2016 compared to the first nine months of 2015.

Other operating expenses, as a percentage of revenues, increased to 18.2% in the first nine months of 2016 from 17.9% in the first nine months of 2015. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $329 million and $266 million for the first nine months of 2016 and 2015, respectively. During the first nine months of 2015, we recorded a reduction of $29 million to our provision for professional liability risks related to the receipt of updated actuarial information.

We recognized $10 million and $46 million of electronic health record incentive income primarily related to Medicare incentives during the first nine months of 2016 and 2015, respectively.

Equity in earnings of affiliates was $44 million and $38 million in the first nine months of 2016 and 2015, respectively.

Depreciation and amortization increased $39 million, from $1.424 billion in the first nine months of 2015 to $1.463 billion in the first nine months of 2016.

Interest expense was $1.255 billion for the first nine months of 2015 and $1.275 billion for the first nine months of 2016. Our average debt balance was $31.002 billion for the first nine months of 2016 compared to $29.574 billion for the first nine months of 2015. The average effective interest rate for our long-term debt declined from 5.7% for the nine months ended September 30, 2015 to 5.5% for the nine months ended September 30, 2016.

During the first nine months of 2016 and 2015, we recorded net gains on sales of facilities of $8 million and $2 million, respectively.

During August 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million.

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

We recorded $33 million and $77 million of legal claim costs during the first nine months of 2016 and 2015, respectively, related to the Health Midwest litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2016 and 2015 (continued)

The effective tax rates were 31.3% and 38.0% for the first nine months of 2016 and 2015, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first nine months of 2016 included tax benefits of $51 million primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $129 million related to our early adoption, during the first quarter of 2016, of ASU 2016-09 which requires the excess tax benefits related to employee equity award settlements be recorded as a component of the provision for income taxes for periods subsequent to adoption. Excluding the effect of these adjustments, the effective tax rate for the first nine months of 2016 would have been 37.6%.

Net income attributable to noncontrolling interests declined from $411 million for the first nine months of 2015 to $377 million for the first nine months of 2016. The decline in net income attributable to noncontrolling interests related primarily to joint ventures in our England market, a Texas market and an Oklahoma market.

Liquidity and Capital Resources

Cash provided by operating activities totaled $3.954 billion in the first nine months of 2016 compared to $3.176 billion in the first nine months of 2015. The $778 million increase in cash provided by operating activities in the first nine months of 2016 compared to the first nine months of 2015 related primarily to the $389 million increase in net income (which includes the $129 million tax benefit related to our adoption of ASU 2016-09) and net positive changes in working capital items of $340 million. The combined interest payments and net tax payments in the first nine months of 2016 and 2015 were $2.229 billion and $2.213 billion, respectively. Working capital totaled $3.688 billion at September 30, 2016 and $3.716 billion at December 31, 2015.

Cash used in investing activities was $2.234 billion in the first nine months of 2016 compared to $1.631 billion in the first nine months of 2015. Acquisitions of hospitals and health care entities increased from $184 million in the first nine months of 2015 to $468 million in the first nine months of 2016. Excluding acquisitions, capital expenditures were $1.884 billion in the first nine months of 2016 and $1.571 billion in the first nine months of 2015. Capital expenditures, excluding acquisitions, are expected to approximate $2.7 billion in 2016. At September 30, 2016, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $1.784 billion in the first nine months of 2016 compared to $1.523 billion in the first nine months of 2015. During the first nine months of 2016, net cash flows used in financing activities included a net increase of $906 million in our indebtedness, repurchases of common stock of $2.213 billion, distributions to noncontrolling interests of $342 million and payments of debt issuance costs of $40 million. During the first nine months of 2015, net cash flows used in financing activities included a net increase of $76 million in our indebtedness, repurchases of common stock of $1.386 billion, distributions to noncontrolling interests of $367 million and payments of debt issuance costs of $34 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $31.441 billion at September 30, 2016. Our interest expense was $1.275 billion for the first nine months of 2016 and $1.255 billion for the first nine months of 2015.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.057 billion and $2.327 billion available as of September 30, 2016 and October 31, 2016, respectively) and anticipated access to public and private debt markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

During August 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $403 million and $482 million at September 30, 2016 and December 31, 2015, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $226 million and $261 million at September 30, 2016 and December 31, 2015, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.275 billion and $1.160 billion at September 30, 2016 and December 31, 2015, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $363 million. We estimate that approximately $314 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $399 million and $4 million, respectively, at September 30, 2016. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2016, we had a net unrealized gain of $23 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $2.966 billion of long-term debt at September 30, 2016 was subject to variable rates of interest, while the remaining balance in long-term debt of $28.475 billion at September 30, 2016 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.7% for the nine months ended September 30, 2015 to 5.5% for the nine months ended September 30, 2016.

The estimated fair value of our total long-term debt was $33.343 billion at September 30, 2016. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $30 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies are currently insignificant to our results of operations and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Examinations

During the quarter ended September 30, 2016, the IRS completed its examination, resolving all outstanding federal income tax issues for our 2011 and 2012 tax years. We are also subject to examination by state and foreign taxing authorities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2016	2015
Number of hospitals in operation at:
March 31	168	168
June 30	169	168
September 30	169	168
December 31		168
Number of freestanding outpatient surgical centers in operation at:
March 31	116	113
June 30	116	112
September 30	117	114
December 31		116
Licensed hospital beds at(a):
March 31	43,817	43,500
June 30	44,127	43,647
September 30	44,226	43,731
December 31		43,771
Weighted average licensed beds(b):
Quarter:
First	43,780	43,451
Second	44,064	43,619
Third	44,188	43,700
Fourth		43,705
Year		43,620
Average daily census(c):
Quarter:
First	26,325	26,039
Second	25,199	24,920
Third	24,748	24,573
Fourth		24,824
Year		25,084
Admissions(d):
Quarter:
First	479,600	470,900
Second	467,200	464,200
Third	469,800	466,400
Fourth		467,300
Year		1,868,800
Equivalent admissions(e):
Quarter:
First	798,000	769,400
Second	792,600	778,200
Third	799,100	787,300
Fourth		787,800
Year		3,122,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2016	2015
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	4.9	4.9
Third	4.8	4.8
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,133,300	1,982,000
Second	2,093,000	2,007,400
Third	2,078,000	2,023,100
Fourth		2,037,700
Year		8,050,200
Outpatient surgeries(h):
Quarter:
First	226,500	214,500
Second	234,600	228,300
Third	229,000	226,400
Fourth		240,200
Year		909,400
Inpatient surgeries(i):
Quarter:
First	131,800	130,100
Second	134,100	131,800
Third	135,000	134,000
Fourth		134,000
Year		529,900
Days revenues in accounts receivable(j):
Quarter:
First	52	55
Second	50	53
Third	49	54
Fourth		53
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	39%	38%
Second	40%	40%
Third	40%	40%
Fourth		41%
Year		40%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at September 30, 2016(l):
Medicare and Medicaid	11%	1%	1%
Managed care and other discounted	28	5	5
Uninsured	19	7	23

Total	58%	13%	29%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.514 billion (each 1% is equivalent to approximately $105 million of gross accounts receivable).

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

On April 2, 2014, the UK Competition and Markets Authority (“Authority”) issued a final report on its investigation of the private health care market in London. It concluded, among other things, that many private hospitals face little competition in central London, and that there are high barriers to entry. As part of its remedies package, the Authority ordered HCA to sell either: (a) its London Bridge and Princess Grace hospitals; or (b) its Wellington Hospital, including the Platinum Medical Centre. It also imposed other remedial conditions on HCA and other private health care providers, including: regulation of incentives to referring physicians; increased access to information about fees and performance; and restrictions on future arrangements between private providers and National Health Service private patient units. HCA disagrees with the Authority’s assessment of the competitive conditions for hospitals in London, as well as its proposed divestiture remedy, and appealed the decision to the Competition Appeal Tribunal. The Competition Appeal Tribunal overturned certain of the Authority’s findings and sent the matter back to the Authority for further proceedings. In November 2015, following consideration of additional evidence, the Authority issued a provisional decision that again found there were adverse effects on competition in the private hospital market in central London. The November 2015 provisional decision modified some of the Authority’s earlier factual conclusions and acknowledged certain mitigating factors for some of the effects noted in the prior decision. The November 2015 provisional decision also offered additional potential remedies, which continued to include divestment of one or more of HCA’s London hospitals. Following a period of consultation on the potential additional remedies, the Authority concluded, in a provisional decision issued March 22, 2016, that none of the additional remedies, including divestiture, would be both effective and proportionate. A final decision was issued on September 5, 2016 confirming the terms of the provisional decision. No appeal has been notified by the Competition Appeal Tribunal as of yet. Third parties have until November 4, 2016 to challenge the decision (subject to any extensions).

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties have stipulated are approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and, consistent with the judge’s order, began accruing interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. At September 30, 2016, the Company had accrued liabilities of $468 million for the damages, costs and interest related to this litigation. On January 15, 2016, the Company filed a Notice of Appeal in the Missouri Court of Appeals for the Western District. The Court of Appeals has scheduled December 20, 2016 for oral arguments.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2015, our board of directors authorized a share repurchase program for up to $3 billion of our outstanding common stock. During May 2016, the Company repurchased 9,361,000 shares of its common stock beneficially owned by affiliates of Kohlberg Kravis Roberts & Co. at a purchase price of $80.12 per share, the closing price of the Company’s common stock on the New York Stock Exchange on May 10, 2016, less a discount of 1%. During the nine months ended September 30, 2016, we also repurchased 19,702,700 shares of our common stock at an average price of $74.28 per share through market purchases, resulting in total repurchases of 29,063,700 shares of our common stock at an average price of $76.16 per share for the nine months ended September 30, 2016 pursuant to the $3.0 billion share repurchase program authorized during October 2015. At September 30, 2016, we had $390 million of repurchase authorization available under the October 2015 authorization.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2016 through September 30, 2016 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2016 through July 31, 2016	1,532,111	$78.33	1,532,111	$626
August 1, 2016 through August 31, 2016	1,260,998	$76.13	1,260,998	$530
September 1, 2016 through September 30, 2016	1,843,100	$75.93	1,843,100	$390

Totals for third quarter 2016	4,636,209	$76.78	4,636,209	$390

ITEM 6.    EXHIBITS

(a) List of Exhibits:

4.1	—

Joinder Agreement No. 3, dated as of August 15, 2016, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N. A., as administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 15, 2016 and incorporated herein by reference).

4.2	—

Supplemental Indenture No. 16, dated as of August 15, 2016, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 15, 2016 and incorporated herein by reference).

4.3	—	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.2).

4.4	—

Additional Receivables Intercreditor Agreement, dated as of August 15, 2016, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed August 15, 2016 and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and the nine months ended September 30, 2016 and 2015, filed with the SEC on November 3, 2016, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2016 and 2015, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2016 and 2015, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Holdings, Inc.

By:	/s/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: November 3, 2016