Form 10-K
period 2016-12-31
HCA Holdings, Inc.
filed 2017-02-22
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2017, there were 370,153,000 outstanding shares of the Registrant’s common stock. As of June 30, 2016, the aggregate market value of the common stock held by nonaffiliates was approximately $23.234 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

General

HCA Holdings, Inc. is one of the leading health care services companies in the United States. At December 31, 2016, we operated 170 hospitals, comprised of 166 general, acute care hospitals; three psychiatric hospitals; and one rehabilitation hospital. In addition, we operated 118 freestanding surgery centers. Our facilities are located in 20 states and England.

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

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our stockholders. To achieve these objectives, we align our efforts around the following growth agenda:

•	grow our presence in existing markets;

•	achieve industry-leading performance in clinical and satisfaction measures;

•	recruit and employ physicians to meet the need for high quality health services;

•	continue to leverage our scale and market positions to enhance profitability; and

•	pursue a disciplined development strategy.

Health Care Facilities

We currently own, manage or operate hospitals, freestanding surgery centers, freestanding emergency care facilities, urgent care facilities, walk-in clinics, diagnostic and imaging centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers, physician practices and various other facilities.

At December 31, 2016, we owned and operated 166 general, acute care hospitals with 43,778 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

At December 31, 2016, we operated three psychiatric hospitals with 412 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adolescent and adult alcohol and drug abuse treatment and counseling.

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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through the American Health Benefit Exchanges (“Exchanges”)), private insurers and directly from patients. Our revenues from third-party payers, the uninsured and other for the years ended December 31, 2016, 2015 and 2014 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2016	Ratio	2015	Ratio	2014	Ratio
Medicare	$8,895	21.4%	$8,654	21.8%	$8,354	22.6%
Managed Medicare	4,355	10.5	4,133	10.4	3,614	9.8
Medicaid	1,597	3.8	1,705	4.3	1,848	5.0
Managed Medicaid	2,478	6.0	2,234	5.6	1,923	5.2
Managed care and other insurers	23,441	56.5	21,882	55.2	20,066	54.4
International (managed care and other insurers)	1,195	2.9	1,295	3.3	1,311	3.6

	41,961	101.1	39,903	100.6	37,116	100.6
Uninsured	1,135	2.7	1,927	4.9	1,494	4.0
Other	1,651	4.0	1,761	4.4	1,477	4.0

Revenues before provision for doubtful accounts	44,747	107.8	43,591	109.9	40,087	108.6
Provision for doubtful accounts	(3,257)	(7.8)	(3,913)	(9.9)	(3,169)	(8.6)

Revenues	$41,490	100.0%	$39,678	100.0%	$36,918	100.0%

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

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans, including plans offered through the Exchanges. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care under our charity care policy. In implementing our uninsured discount policy, we may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. The Centers for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims in April 1, 2013. These reductions have been extended through 2025.

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

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), provides for annual decreases to the market basket, including reductions of 0.75% for each of federal fiscal years 2017, 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity. In addition, the American Taxpayer Relief Act of 2012 requires negative documentation and coding adjustments for four years beginning in federal fiscal year 2014. CMS estimated in 2016 that, over the four years, these documentation and coding adjustments will reduce Medicare inpatient PPS payments by $11.2 billion. A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

For federal fiscal year 2016, CMS increased the MS-DRG rate by 0.9%. This increase reflected a 2.4% market basket increase, the 0.2% reduction required by the Health Reform Law, a negative 0.5% productivity adjustment, and a negative 0.8% prospective documentation and coding adjustment. For federal fiscal year 2017, CMS increased the MS-DRG rate by 0.95%. This increase reflects a 2.7% market basket increase, the 0.75% reduction required by the Health Reform Law, a negative 0.3% productivity adjustment, and a prospective reduction of 1.5% for documentation and coding. It also reflects a positive adjustment of approximately 0.8% to remove the effects of prior adjustments intended to offset the estimated increase in inpatient PPS expenditures resulting from the Medicare program’s “two midnight rule.”

Under the two midnight rule, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need less than two midnights of hospital care are subject to medical review on a case-by-case basis. Quality Improvement Organizations (“QIOs”) are handling the reviews of short inpatient stays and refer claim denials to Medicare Administrative Contractors (“MACs”) for payment adjustments. Providers that exhibit persistent noncompliance with the two midnight rule may be referred to a Recovery Audit Contractor (“RAC”).

CMS has implemented, or is implementing, a number of programs and requirements intended to transform Medicare from a passive payer to an active purchaser of quality goods and services. For example, hospitals that do not successfully participate in the Hospital Inpatient Quality Reporting Program are subject to an additional 0.25% reduction of the market basket update. Hospitals that do not demonstrate meaningful use of electronic health records (“EHRs”) are subject to an additional 0.75% reduction of the market basket update in federal fiscal year 2017.

Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission and it is the only condition resulting in the assignment of the higher paying MS-DRG. In this situation, the case is paid as though the secondary diagnosis was not present. There are currently 14 categories of conditions on the list of HACs. In addition, CMS has established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. Pursuant to the Health Reform Law, the 25% of hospitals with the worst risk-adjusted HAC rates in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Each federal fiscal year inpatient payments are reduced if a hospital experiences “excess” readmissions within the 30-day time period from the date of discharge for conditions designated by CMS. For federal fiscal year 2017, CMS has designated seven conditions, including heart attack, pneumonia and total hip arthroplasty. Hospitals with what CMS defines as excess readmissions for these conditions receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments are reduced is determined by comparing the hospital’s performance for each condition using three years of discharge data to a risk-adjusted national average, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions can be up to 3% for federal fiscal 2015 and subsequent years. Each hospital’s performance is publicly reported by CMS.

The Health Reform Law additionally establishes a hospital value-based purchasing program to further link payments to quality and efficiency. For federal fiscal year 2017 and subsequent years, CMS will reduce the inpatient PPS payment amount for all discharges by 2.00%. The total amount collected from these reductions is pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: clinical care; efficiency and cost reduction; safety and patient and caregiver experience of care. CMS estimates that $1.8 billion will be available to hospitals as incentive payments in federal fiscal year 2017 under the value-based purchasing program.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. For federal fiscal year 2016, CMS established an outlier threshold of $22,539, and for federal fiscal year 2017, CMS increased the outlier threshold to $23,573.

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

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. The Health Reform Law provides for annual reductions of 0.75% to the market basket update in calendar years 2017, 2018 and 2019. For each calendar year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2016, CMS decreased APC payment rates by an estimated 0.4%, which represented the market basket update of 2.4%, a negative 0.5% productivity adjustment and the negative 0.2% adjustment required by the Health Reform Law. The rate also reflected other payment adjustments, including a 2.0% reduction to address what CMS viewed as inflated payments in past years for laboratory tests packaged with payments for hospital outpatient services. For calendar year 2017, CMS has issued a final rule that it estimates will result in a 1.7% increase in payments for hospital outpatient services. The change is based on a market basket increase of 2.7%, a negative 0.3% productivity adjustment and the negative 0.75% adjustment required by the Health Reform Law, along with other payment adjustments. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Health Reform Law also provides for reductions to the market basket update, including annual reductions of 0.75% in federal fiscal years 2017, 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2016, CMS updated inpatient rehabilitation rates 1.8%, which reflected a new inpatient rehabilitation-specific 2.4% market basket increase, a negative 0.5% productivity adjustment, a 0.2% reduction required by the Health Reform Law and a 0.1% increase to aggregate payments due to updating the outlier threshold. For federal fiscal year 2017, CMS increased inpatient rehabilitation payment rates by an estimated 1.9%, which reflects an increase of 2.7% to the IRF-specific market basket, a negative 0.3% productivity adjustment, the 0.75% reduction required by the Health Reform Law, among other payment adjustments. In addition, CMS requires IRFs to report quality measures to avoid receiving a 2% reduction to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2016, we had one rehabilitation hospital and 53 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis (the “IPF PPS”), which is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. The rehabilitation, psychiatric and long-term care market basket update is used to update the IPF PPS. The Health Reform Law also provides for reductions to the market basket update, including reductions of 0.2% in federal fiscal year 2017 and 0.75% in federal fiscal years 2018, 2019 and 2020. For each payment year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2016, CMS increased inpatient psychiatric payment rates by 1.5%, which reflected a new inpatient psychiatric-specific market basket increase of 2.4%, reduced by a 0.5% productivity adjustment and by 0.2% as required by the Health Reform Law, along with other payment adjustments. For federal fiscal year 2017, CMS increased inpatient psychiatric payment rates by an estimated 2.2%, which reflects an increase of 2.8% to the inpatient psychiatric-specific market basket, reduced by a 0.3% productivity adjustment and by 0.2% as required by the Health Reform Law, among other payment adjustments. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2% reduction to the market basket update. As of December 31, 2016, we had three psychiatric hospitals and 54 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. For each federal fiscal year, the Health Reform Law provides for an annual reduction to the ASC payment system by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2016, CMS increased ASC payments by 0.3%, which included a consumer price index update of 0.8% and a negative 0.5% productivity adjustment. For calendar year 2017, CMS issued a final rule that provides for a 1.9% increase in ASC payments, which reflects a consumer price index update of 2.2% and a negative 0.3% productivity adjustment. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures will receive a 2% reduction in reimbursement.

Physician Services

Physician services are reimbursed under the physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made. The Protecting Access to Medicare Act of 2014 (“PAMA”) provides for annual reductions in PFS expenditures resulting from adjustments to relative values of misvalued codes. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. Under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), the PFS reimbursement rate will increase 0.5% each calendar year through 2019.

In addition, MACRA required the establishment of the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other health care clinicians are required to participate in of one of two QPP tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment between 2019 and 2024 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM.

Alternatively, providers may participate in the MIPS track. Providers electing this option initially may receive payment incentives or be subject to payment reductions of up to 4% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHRs. The adjustment percentage will increase incrementally, up to 9%, by 2022. MIPS will consolidate components of three existing physician incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes is not anticipated to have a material financial impact for 2017.

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

CMS contracts with third parties to promote the integrity of the Medicare program through reviews of quality concerns and detections and corrections of improper payments. QIOs, for example, are groups of physicians and other health care quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the RAC program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. CMS awarded new RAC contracts in 2016, although the original RACs will remain under contract with CMS until 2018 for administrative purposes. The compensation for the RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis, but has not yet expanded the RAC program as required by the Health Reform Law.

We have established policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable through administrative and judicial processes, and we pursue reversal of adverse determinations at appropriate appeal levels. We incur additional costs related to responding to RAC requests and denials, including costs associated with responding to requests for records and pursuing the reversal of payment denials and losses associated with overpayments that are not reversed upon appeal. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. Depending upon changes to and the growth of RAC programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Managed Medicare

Under the Managed Medicare program, the federal government contracts with private health plans to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 increased reimbursement to managed Medicare plans and expanded Medicare beneficiaries’ health care options. The Health Reform Law reduced, on a gradual basis through 2017, premium payments to managed Medicare plans such that CMS’ managed care per capita premium payments generally approximate traditional Medicare costs. In addition, the Health Reform Law requires managed Medicare plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law also implements fee payment adjustments based on service benchmarks and quality ratings. The economic environment and changing health reform efforts may result in reduced premium payments from CMS, which may lead to increased beneficiary premiums or limits on benefits which, in turn, may cause decreased enrollment in such plans.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Health Reform Law, as enacted, requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level (“FPL”) and to apply a “5% income disregard” to the eligibility standard, so that eligibility is effectively extended to those with incomes up to 138% of the FPL. However, states may opt out of the expansion without losing existing federal Medicaid funding. A number of states, including Texas and Florida, have opted out of the Medicaid expansion. Some of the states that opted out of the Medicaid expansion provisions are evaluating alternatives such as waiver plans to extend or replace existing supplemental payment programs. However, the future of the Medicaid expansion is uncertain as a result of the 2016 federal elections.

Because most states must operate with balanced budgets and because the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. Budgetary pressures have, in recent years, resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Certain states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. However, for children, the Health Reform Law, as enacted, requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law until October 1, 2019.

Federal funds under the Medicaid program may not be used to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. Each state Medicaid program must deny payments to providers for the treatment of health care-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.

Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program through the Medicaid Integrity Program. CMS employs private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicaid claims and identify overpayments. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities. The Health Reform Law increases federal funding for the Medicaid Integrity Program and expands the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs to audit payments to Medicaid providers.

Managed Medicaid

Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state-specific. Many states direct managed care plans to pass through supplemental payments to designated providers, independent of services rendered, to ensure consistent funding of providers that serve large numbers of low-income patients. In 2016, CMS began limiting these “pass-through payments” to Medicaid managed plans and will ultimately prohibit such payments by 2027.

Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. However, general economic conditions in the states in which we operate may require reductions in premium payments to these plans, which may reduce enrollment in these plans.

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

The Center for Medicare & Medicaid Innovation (“CMMI”) is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMMI has implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement (“BPCI”) initiative. More recently, the CMMI implemented a mandatory bundled payment program for hospitals in selected geographic areas that is focused on orthopedic care and established a similar mandatory program focused on cardiac care that is scheduled to begin in 2017.

HHS continues to focus on shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and/or value, including bundled payment programs. Several private insurance companies have expressed their intent to increasingly rely on such reimbursement models, which may increasingly shift financial risk to providers.

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

The Health Reform Law reduced Medicare DSH payments to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool is reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Thus, the greater the level of coverage for the previously uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each DSH hospital is then to be paid, out of the reduced DSH payment pool, an amount allocated based upon its estimated cost of providing uncompensated care.

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law and subsequent legislation provide for reductions to the Medicaid DSH hospital program. Under current law, Medicaid DSH will be reduced annually as follows: 2018 ($2 billion); 2019 ($3 billion); 2020 ($4 billion); 2021 ($5 billion); 2022 ($6 billion); 2023 ($7 billion); and 2024 and 2025 ($8 billion each). CMS issued a final rule in 2013 establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. Under that rule, states largely retained the ability to manage the reduced allotments and to allocate these cuts among providers within the state. However, due to the delays in the onset of the reductions, a new methodology will be required prior to fiscal year 2018.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 29%, 30% and 30% of our total admissions for the years ended December 31, 2016, 2015 and 2014, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases that were expected to yield 4% to 5% from managed care payers during 2016, there can be no assurance that we will continue to receive increases in the future. Further, it is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law, and any changes to, or the repeal or replacement of, the Health Reform Law, will have on our ability to negotiate reimbursement rates.

Uninsured and Self-Pay Patients

Self-pay revenues are derived from providing health care services to patients without health insurance coverage and from the patient responsibility portion of payments for our health care services that are not covered by an individual’s health insurance plan. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or commercial payers. Any increases in uninsured individuals, changes to the payer mix or greater adoption of plan structures that result in higher patient responsibility amounts could increase amounts due from individuals.

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2016, approximately 83% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The Health Reform Law currently requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. The financial impact of the obligation to screen for and stabilize emergency medical conditions has been offset, in part, by provisions of the Health Reform Law that decrease the number of uninsured individuals, including requirements and incentives for individuals to obtain, and large employers to provide, insurance coverage.

Electronic Health Record Incentives

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for Medicare and Medicaid incentive payments for eligible hospitals and for eligible professionals that adopt and meaningfully use certified EHR technology and provides for payment reductions for eligible hospitals and eligible professionals that do not adopt and meaningfully use EHR technology. The incentive payments are available for a maximum period of five or six years, depending on the program. Through December 2016, approximately $36 billion in incentive payments have been made through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Number of hospitals at end of period	170	168	166	165	162
Number of freestanding outpatient surgery centers at end of period	118	116	113	115	112
Number of licensed beds at end of period(a)	44,290	43,771	43,356	42,896	41,804
Weighted average licensed beds(b)	44,077	43,620	43,132	42,133	41,795
Admissions(c)	1,891,800	1,868,800	1,795,300	1,744,100	1,740,700
Equivalent admissions(d)	3,191,500	3,122,700	2,958,700	2,844,700	2,832,100
Average length of stay (days)(e)	4.9	4.9	4.8	4.8	4.7
Average daily census(f)	25,340	25,084	23,835	22,853	22,521
Occupancy rate(g)	58%	58%	55%	54%	54%
Emergency room visits(h)	8,378,300	8,050,200	7,450,700	6,968,100	6,912,000
Outpatient surgeries(i)	932,200	909,400	891,600	881,900	873,600
Inpatient surgeries(j)	537,300	529,900	518,900	508,800	506,500

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(d)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(e)	Represents the average number of days admitted patients stay in our hospitals.
(f)	Represents the average number of patients in our hospital beds each day.
(g)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(h)	Represents the number of patients treated in our emergency rooms.
(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

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

Another major factor in the competitive position of our hospitals is our ability to negotiate service contracts with purchasers of group health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on favorable terms. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. The trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. In addition, health reform efforts, such as the Health Reform Law’s creation of the Exchanges and limitations on rescissions of coverage and pre-existing condition exclusions, may lead to non-government payers increasingly demanding reduced fees or being unwilling to negotiate reimbursement increases. Most of the plans offered through the Exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier. These trends may continue regardless of potential repeal or replacement of, or changes to, the Health Reform Law. The importance of obtaining contracts with managed care organizations varies from community to community, depending on the market strength of such organizations.

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

Federal Health Care Program Regulations

Participation in any federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal health care programs may be terminated, or civil and/or criminal penalties may be imposed. As required by the Bipartisan Budget Act of 2015, civil monetary penalties were significantly increased in 2016. Beginning in 2017, the penalties are required to be updated annually based on updates to the consumer price index.

Anti-kickback Statute

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or the intent to violate the law is not required. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $74,792 per violation, after taking into account 2017 updates, and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. These civil monetary penalties will be updated annually based on changes to the consumer price index. In addition, submission of a claim for services or items generated in violation of the Anti-kickback Statute may be subject to additional penalties under the federal False Claims Act (“FCA”) as a false or fraudulent claim.

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

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” reimbursable by Medicare or Medicaid unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. “Designated health services” include inpatient and outpatient hospital services, clinical laboratory services and radiology services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $24,253 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $161,692 for a circumvention scheme. These penalties take into account 2017 updates will be further updated annually based on changes to the consumer price index.

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

Similar State Laws

Many states in which we operate also have laws similar to the Anti-kickback Statute that prohibit payments to physicians for patient referrals and laws similar to the Stark Law that prohibit certain self-referrals. These state laws often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of licensure.

Other Fraud and Abuse Provisions

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services and cost report fraud. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any business entities and any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, billing Medicare amounts that are substantially in excess of a provider’s usual charges, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider, contracting with an individual or entity known to be excluded from a federal health care program, making or accepting a payment to induce a physician to reduce or limit services, and soliciting or receiving any remuneration in return for referring an individual for an item or service payable by a federal health care program. Like the Anti-kickback Statute, these provisions are very broad. Civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments and accurately prepare cost reports.

Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute. Civil monetary penalties of up to $74,792 per act, after taking into account 2017 updates, may be imposed under the federal Civil Monetary Penalty Law. These penalties will be updated annually based on changes to the consumer price index. In some cases, violations of the Civil Monetary Penalty Law may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state health care programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-kickback Statute. Further, individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds under the Medicare Integrity Program.

The Federal False Claims Act and Similar State Laws

We are subject to state and federal laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. One of the most prominent of these laws is the FCA, which may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government’s behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. In addition, the FCA covers payments made in connection with the Exchanges created under the Health Reform Law, if those payments include any federal funds. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. If a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim. These penalties take into account 2017 updates will be further updated annually based on changes to the consumer price index.

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

The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $55,910 per violation for a maximum of $1,677,299 in a calendar year for violations of the same requirement, after taking into account 2017 updates. These civil penalties will be updated annually based on updates to the consumer price index. HHS enforces the regulations and performs compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We enforce a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations and under which a HIPAA compliance group monitors our compliance. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

EMTALA

All of our hospitals in the United States are subject to EMTALA. This federal law requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include exclusion from participation in the Medicare program and civil monetary penalties. These civil monetary penalties increased significantly in 2016, were further adjusted in 2017 and will be increased annually based on updates to the consumer price index. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, including $10 million in federal fiscal year 2017. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Health Care Reform

The health care industry is subject to changing political, regulatory, and other influences, along with various scientific and technological initiatives. In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system. The 2016 federal elections may result in the repeal of, significant changes to, or the replacement of the Health Reform Law, the most prominent of these reform efforts. Currently, the Health Reform Law affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration.

The Health Reform Law expands coverage through a combination of public program expansion and private sector health insurance and other reforms. Expansion in public program coverage has been driven primarily by expanding the categories of individuals eligible for Medicaid coverage and permitting individuals with relatively higher incomes to qualify. A number of states, including Texas and Florida, have opted out of the Medicaid expansion provisions, which they may do without losing federal funding. For states that have not participated in the Medicaid expansion, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state. Some of the states that have opted out of the Medicaid expansion are evaluating or participating in alternatives such as waiver plans.

The expansion of health coverage through the private sector as a result of the Health Reform Law has been driven by new requirements applicable to health insurers, employers and individuals. For example, health insurers are prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Large employers are required to provide health insurance benefits to their full time employees or pay a penalty if an employee obtains government-subsidized coverage through an Exchange. Individuals are required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The cost of obtaining health insurance through the Exchanges is subsidized by the federal government for individuals and families below 400% of the FPL.

To facilitate the purchase of health insurance by individuals and small employers, the Health Reform Law mandates that each state establish or participate in an Exchange or default to a federally-operated Exchange. Health insurers participating in an Exchange must offer a set of minimum benefits, as defined by HHS, and may offer more benefits. However, several insurers have limited or ended their participation in these marketplaces, creating uncertainty regarding the long-term viability of the Exchanges.

As discussed in Item 1, “Business — Sources of Revenue,” the Health Reform Law provides for spending reductions for Medicare, Medicaid and other federal health care programs. It also increasingly ties payment for services to quality outcomes, provides for the creation of ACOs, and creates incentives and other initiatives to better coordinate patient care across settings and over time.

The Health Reform Law also makes several significant changes to health care fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law tightens up the rules for returning overpayments made by governmental health programs and expands FCA liability to include failure to timely repay identified overpayments. The Health Reform Law also prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare and Medicaid after December 31, 2010. While the law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

The Health Reform Law has had a net positive effect on the Company to date, before considering the impact of Medicare reductions that began in 2010, and it is expected that the law, as presently implemented, will continue to have a meaningful contribution to the Company’s results of operations. However, the Company could be affected by efforts to change, repeal or replace the Health Reform Law and the potential instability of the Exchanges, as discussed in Item 1A, “Risk Factors.”

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

We purchase, from unrelated insurance companies, coverage for cyber security incidents, directors and officers liability and property loss in amounts we believe are adequate. The cyber security and directors and officers liability coverage each include a $5 million corporate deductible. In addition, we will continue to purchase coverage for our directors and officers on an ongoing basis. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $100,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs

At December 31, 2016, we had approximately 241,000 employees, including approximately 61,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2016, certain employees at 37 of our domestic hospitals are represented by various labor unions. While no elections are expected in 2017, it is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Recent changes by the National Labor Relations Board (the “NLRB”) in its election procedures could increase the likelihood of employee unionization attempts. To the extent a significant portion of our employee base unionizes, our costs could increase materially. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.

Executive Officers of the Registrant

As of February 1, 2017, our executive officers were as follows:

Name	Age	Position(s)
R. Milton Johnson	60	Chairman, Chief Executive Officer and Director
Victor L. Campbell	70	Senior Vice President
Ravi S. Chari, M.D.	51	Senior Vice President — Clinical Excellence
Michael S. Cuffe, M.D.	51	President — Physician Services Group
Jana J. Davis	58	Senior Vice President — Corporate Affairs
Jane D. Englebright	59	Senior Vice President and Chief Nursing Officer
Jon M. Foster	55	President — American Group
Charles J. Hall	63	President — National Group
Samuel N. Hazen	56	President and Chief Operating Officer
A. Bruce Moore, Jr.	56	President — Service Line and Operations Integration
Sandra L. Morgan	54	Senior Vice President — Provider Relations
J. William B. Morrow	46	Senior Vice President — Finance and Treasurer
P. Martin Paslick	57	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	55	President — Clinical Services Group and Chief Medical Officer
William B. Rutherford	53	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	60	Senior Vice President and Chief Development Officer
Joseph N. Steakley	62	Senior Vice President — Internal Audit Services
John M. Steele	61	Senior Vice President — Human Resources
Kathryn A. Torres	53	Senior Vice President — Employer and Payer Engagement
Robert A. Waterman	63	Senior Vice President and General Counsel
Christopher F. Wyatt	39	Senior Vice President and Controller
Alan R. Yuspeh	67	Senior Vice President and Chief Ethics and Compliance Officer

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

Victor L. Campbell has served as Senior Vice President of the Company since February 1994. He is responsible for government and investor relations. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell serves on the board of the Coalition to Protect America’s Health Care, as a member of the American Hospital Association’s President’s Forum, and on the board of trustees of the Federation of American Hospitals.

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

Samuel N. Hazen was appointed President and Chief Operating Officer in November 2016. Prior to that time, he had served as Chief Operating Officer since January 2015. Mr. Hazen served as President — Operations of the Company from February 2011 to January 2015. Mr. Hazen served as President — Western Group from July 2001 to February 2011 and as Chief Financial Officer — Western Group of the Company from August 1995 to July 2001. Mr. Hazen served as Chief Financial Officer — North Texas Division of the Company from February 1994 to July 1995. Prior to that time, Mr. Hazen served in various hospital and regional Chief Financial Officer positions with Humana Inc. and Galen Health Care, Inc.

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

J. William B. Morrow was appointed Senior Vice President — Finance and Treasurer effective February 1, 2017. Mr. Morrow served as Vice President — Finance and Treasurer from July 2016 through January 31, 2017. From 2011 to 2016, Mr. Morrow served the Company as Vice President — Development/Special Assets. Mr. Morrow served as a partner in the law firm of Waller Lansden Dortch & Davis from 2006 to October 2011. Prior to becoming a partner, Mr. Morrow was an associate at Waller Lansden Dortch & Davis and at Cleary Gottlieb Steen & Hamilton.

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

Kathryn A. Torres was appointed Senior Vice President — Employer and Payer Engagement in July 2016. Ms. Torres joined HCA in 1993 and served in various capacities, including as Vice President of Employer and Payer Engagement and Vice President — Strategy.

Robert A. Waterman has served as Senior Vice President and General Counsel of the Company since November 1997. Mr. Waterman served as a partner in the law firm of Latham & Watkins from September 1993 to October 1997; he was Chair of the firm’s health care group during 1997.

Christopher F. Wyatt was appointed Senior Vice President and Controller in April 2016. Prior to that time, Mr. Wyatt served the Company as Vice President and Chief Financial Officer — IT&S from January 2013 to April 2016 and Chief Financial Officer — Clinical Services Group from October 2010 until January 2013. From 2000 to 2010, Mr. Wyatt served in various capacities with Ernst & Young LLP.

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

We are highly leveraged. As of December 31, 2016, our total indebtedness was $31.376 billion. As of December 31, 2016, we had availability of $1.767 billion under our senior secured revolving credit facility and $330 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

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

The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. Medicare reimburses hospitals for 65% of eligible Medicare bad debts. To be eligible for reimbursement, the amounts claimed must meet certain criteria, including that the debt is related to unpaid deductible or coinsurance amounts and that the hospital first attempted to collect the fees from the Medicare beneficiary.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2016, our allowance for doubtful accounts represented approximately 97.5% of the $5.116 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $15.943 billion for 2014 to $18.287 billion for 2015 and to $20.455 billion for 2016.

Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including conditions impacting the overall economy and high unemployment. As a result of the 2016 federal elections, the provisions of the Health Reform Law that have reduced the number of uninsured individuals may be repealed or significantly changed. Even if the Health Reform Law remains in effect, we will continue to experience collectability issues and provide uninsured discounts and charity care for individuals residing in states that choose not to implement the Medicaid expansion, for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and for certain others who may not have insurance coverage. Further, some patients may choose to enroll in lower cost Medicaid plans or other insurance plans with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 41.7% of our revenues from the Medicare and Medicaid programs in 2016. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations. The Health Reform Law has made significant changes to Medicare and Medicaid, and future health reform efforts or efforts to repeal or significantly change the Health Reform Law may impact these programs.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. The BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These reductions have been extended by Congress through 2025. We are unable to predict what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts. These reductions are in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, CMS has established what is referred to as the “two midnight rule.” Under the rule, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need fewer than two midnights of hospital care will be subject to medical review by QIOs on a case-by-case basis. Providers that exhibit persistent noncompliance with the two midnight rule may be referred to RACs.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Periods of economic weakness may increase the budgetary pressures on many states, and these budgetary pressures may result in decreased spending, or decreased spending growth, for Medicaid programs and CHIP in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs, which could result in Medicaid supplemental payments being reduced or eliminated. Currently, Texas operates a Medicaid Waiver Program pursuant to a waiver that CMS agreed to extend through December 31, 2017. Texas has requested an additional extension of the waiver through September 30, 2019. We cannot predict whether the Texas Medicaid Waiver Program will be further extended, continue in its current form or guarantee that revenues recognized from the program will not decrease. Further, legislation and administrative actions at the federal level may significantly alter the funding for, or structure of, the Medicaid program. For example, from time to time, Congress considers proposals to restructure the Medicaid program to involve block grants that would be administered by the states.

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

Our results of operations may be adversely affected if the Health Reform Law is repealed, replaced or otherwise significantly changed. We are unable to predict what, if any, and when such changes will be made in the future.

The Health Reform Law has reduced the number of uninsured patients to whom we provide health care services. It has done so primarily through the Exchanges and Medicaid expansion. It also, however, reduced our Medicare and Medicaid reimbursement, including reductions to “market basket” increases that took effect before the effective date of the market reforms and Medicaid expansion. Some of those decreases were substantial. Nevertheless, it is expected that the Health Reform Law, as presently implemented, will continue to have a meaningful contribution to the Company’s results of operations.

However, many insurers have exited the Exchanges in the markets served by the Company. To the extent some markets lack a sufficient number of insurers participating in the Exchanges, it could threaten the continued viability of the Exchanges in those markets.

In addition, it has been publicly reported that there are proposals being discussed in Congress and the administration to repeal, amend or replace the law. Some of those proposals include age-based rather than income-based tax credits, as well as “risk pools” for those with pre-existing conditions. Further, there are proposals to create block grants to states for Medicaid or to establish “per capita caps” on state Medicaid programs. Those block grants or per capita caps could apply not only to the Medicaid expansion under the Health Reform Law, but also to Medicaid as a whole. We cannot predict whether any such repeal, amend or replace proposals, or any parts of them, will become law, and if they do what their substance or timing will be. The President of the United States has also signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Health Reform Law. It is unclear what regulations or policies will be proposed and implemented pursuant to that executive order.

If any of the foregoing events were to occur, our results of operations could be materially and adversely affected.

If our volume of patients with commercial insurance declines or we are unable to retain and negotiate favorable contracts with nongovernment payers, including managed care plans, our revenues may be reduced.

Nongovernment payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid or other government health care programs. Reimbursement rates are set forth by contract when our facilities are in-network, and payers utilize plan structures to encourage or require the use of in-network providers. Revenues derived from nongovernment payers (domestic only) accounted for 56.5%, 55.2% and 54.4% of our revenues for 2016, 2015 and 2014, respectively. As a result, our ability to maintain or increase patient volumes covered by nongovernment payers and to maintain and obtain favorable contracts with nongovernment payers significantly affects the revenues and operating results of our facilities.

Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Nongovernment payers may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. It is not clear what impact, if any, future health reform efforts or the repeal of, or changes to, the Health Reform Law will have on our ability to negotiate reimbursement increases and participate in plan networks on favorable terms. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice, and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals at any time. We may face increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

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

We engage in consumer debt collection for HCA affiliated hospitals and certain non-affiliated hospitals. The federal Fair Debt Collection Practices Act and Telephone Consumer Protection Act restrict the methods that companies may use to contact and seek payment from consumer debtors regarding past due accounts. Many states impose additional requirements on debt collection practices, and some of those requirements may be more stringent than the federal requirements.

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

CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expanded the RAC program’s scope to include managed Medicare plans and Medicaid claims. RAC denials are appealable; however, there are currently significant delays in the assignment of new Medicare appeals to Administrative Law Judges, which negatively impacts our ability to appeal RAC payment denials. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments, and state Medicaid agencies and other contractors have increased their review activities.

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

Hospitals with excess readmission rates for conditions designated by HHS will receive a reduction in their inpatient PPS operating Medicare payments for all Medicare inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions can be up to 3% for federal fiscal year 2015 and subsequent years.

HHS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 2% in federal fiscal year 2017 and for subsequent years. HHS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS estimates that $1.8 billion in value-based incentive payments will be available to hospitals in federal fiscal year 2017 based on achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.

In 2016, CMS implemented a five-year mandatory bundled payment initiative for orthopedic services in selected markets. It also established a new mandatory bundled payment initiative that is focused on cardiac care and is scheduled to begin in 2017. Depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Mandatory participation in demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.

Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has announced aggressive goals for adopting alternative payment models, which may include additional mandatory bundled or other alternative payment programs, and commercial insurers may also transition away from fee-for-service payment models. We are unable at this time to predict our future payments or whether we will be subject to payment reductions under these programs or how this trend will affect our results of operations, but it could negatively impact our revenues.

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

A cybersecurity incident could result in the compromise of a facility, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. In addition, we have made significant investments in technology to adopt and utilize EHR and to become meaningful users of health information technology. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; (v) reputational damage and (vi) federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

If we fail to continue to demonstrate meaningful use of certified electronic health record systems, our operations could be adversely affected.

As of 2015, eligible hospitals and eligible professionals that fail to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period are subject to reduced payments from Medicare. Failure to continue to demonstrate meaningful use of certified EHR technology could have a material, adverse effect on our financial position and results of operations.

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

Some states, particularly in the eastern part of the country, require health care providers to obtain prior approval, often known as a CON, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. The failure to obtain any required CON or other required approval could impair our ability to operate or expand operations. Any such failure could, in turn, adversely affect our ability to attract patients and physicians to our facilities and grow our revenues, which would have an adverse effect on our results of operations.

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

We operated 170 hospitals at December 31, 2016, and 83 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 47% of our consolidated revenues for the year ended December 31, 2016. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

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

We are subject to examination by federal, state and foreign taxing authorities. Management believes HCA Holdings, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $381 million and $4 million, respectively, at December 31, 2016. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2016, we had a net unrealized gain of $11 million on the insurance subsidiaries’ investment securities.

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

Certain of our investors may continue to have influence over us.

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and by members of management and certain other investors. Through their investment in Hercules Holding II, certain of these investors continue to hold a significant interest in our outstanding common stock (approximately 18.6% as of January 31, 2017). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.

Item 1B.     Unresolved Staff Comments

None.

Item 2.    Properties

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2016:

State	Hospitals	Beds
Alaska	1	250
California	5	1,730
Colorado	7	2,411
Florida	43	11,712
Georgia	7	1,609
Idaho	2	484
Indiana	1	278
Kansas	4	1,374
Kentucky	2	384
Louisiana	4	1,066
Mississippi	1	130
Missouri	5	1,014
Nevada	3	1,210
New Hampshire	2	295
Oklahoma	2	756
South Carolina	3	843
Tennessee	13	2,449
Texas	40	11,262
Utah	8	952
Virginia	11	3,283
International
England	6	798

	170	44,290

In addition to the hospitals listed in the above table, we directly or indirectly operate 118 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and two of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes.

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

Item 3.    Legal Proceedings

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us which may not be covered by insurance. We are also subject to claims by various taxing authorities for additional taxes and related interest and penalties. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations, financial position or liquidity.

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

Health Midwest Litigation

In October 2009, the Health Care Foundation of Greater Kansas City, a nonprofit health foundation, filed suit against HCA Inc. in the Circuit Court of Jackson County, Missouri and alleged that HCA did not fund the level of capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties stipulated were approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, accrued interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-

trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. On January 15, 2016, HCA filed a Notice of Appeal in the Missouri Court of Appeals for the Western District, and oral arguments were presented during December 2016. On January 17, 2017, the Court of Appeals issued an opinion that partly affirmed and partly overruled the trial court. The Court of Appeals ruled that the construction of new hospitals did qualify as capital expenditures, and that HCA had met its overall $450 million five-year capital commitment. The Court of Appeals ruled, however, that certain interim milestones were not properly met, and consequently found HCA liable to the foundation for a shortfall amount plus attorneys’ fees. The Court of Appeals reversed the trial court on the issues of pre-judgement interest and compounding of interest. It entered a modified judgment in the amount of $188 million, plus post-judgement interest accruing at 9% per annum, simple interest, beginning in December 2015. The parties subsequently reached a settlement whereby each side gave up their rights to seek further review in the Missouri Supreme Court in return for payment by HCA of $188 million (no interest was paid in the settlement), which payment was made on February 1, 2017. The settlement agreement enabled HCA to reduce the accrual for this claim by $290 million and resulted in the recognition of net legal claim benefits of $246 million for the year ended December 31, 2016.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During October 2015 and November 2016, our Board of Directors authorized share repurchase programs for up to $3 billion and $2 billion, respectively, of our outstanding common stock. Repurchases made during the fourth quarter of 2016, as detailed below, were made pursuant to the $3 billion October 2015 (which was completed during the quarter) and the $2 billion November 2016 share repurchase authorizations and were made in the open market.

The following table provides certain information with respect to our repurchases of common stock from October 1, 2016 through December 31, 2016 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2016 through October 31, 2016	1,888,800	$77.81	1,888,800	$243
November 1, 2016 through November 30, 2016	3,189,083	$72.19	3,189,083	$2,013
December 1, 2016 through December 31, 2016	2,183,816	$73.27	2,183,816	$1,853

Total for Fourth Quarter 2016	7,261,699	$73.98	7,261,699	$1,853

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). There were no dividends or distributions declared during 2016 or 2015.

The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE for our common stock.

	Sales Price
	High	Low
2016
First Quarter	$79.00	$60.07
Second Quarter	83.69	73.82
Third Quarter	81.79	73.24
Fourth Quarter	82.37	67.00
2015
First Quarter	$78.44	$66.63
Second Quarter	93.09	73.02
Third Quarter	95.49	43.91
Fourth Quarter	81.39	63.32

At the close of business on February 10, 2017, there were approximately 350 holders of record of our common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
HCA Holdings Inc.	100.00	171.31	270.90	416.71	384.01	420.29
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Health Care	100.00	117.89	166.76	209.02	223.42	217.41

The graph shows the cumulative total return to our stockholders beginning as of December 31, 2011 through December 31, 2016, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2011 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

HCA HOLDINGS, INC.

SELECTED FINANCIAL DATA

AS OF AND FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions, except per share amounts)

	2016	2015	2014	2013	2012
Summary of Operations:
Revenues before provision for doubtful accounts	$44,747	$43,591	$40,087	$38,040	$36,783
Provision for doubtful accounts	3,257	3,913	3,169	3,858	3,770

Revenues	41,490	39,678	36,918	34,182	33,013

Salaries and benefits	18,897	18,115	16,641	15,646	15,089
Supplies	6,933	6,638	6,262	5,970	5,717
Other operating expenses	7,508	7,103	6,755	6,237	6,048
Electronic health record incentive income	(12)	(47)	(125)	(216)	(336)
Equity in earnings of affiliates	(54)	(46)	(43)	(29)	(36)
Depreciation and amortization	1,966	1,904	1,820	1,753	1,679
Interest expense	1,707	1,665	1,743	1,848	1,798
Losses (gains) on sales of facilities	(23)	5	(29)	10	(15)
Losses on retirement of debt	4	135	335	17	—
Legal claim costs (benefits)	(246)	249	78	—	175

	36,680	35,721	33,437	31,236	30,119

Income before income taxes	4,810	3,957	3,481	2,946	2,894
Provision for income taxes	1,378	1,261	1,108	950	888

Net income	3,432	2,696	2,373	1,996	2,006
Net income attributable to noncontrolling interests	542	567	498	440	401

Net income attributable to HCA Holdings, Inc.	$2,890	$2,129	$1,875	$1,556	$1,605

Per common share data:
Basic earnings per share	$7.53	$5.14	$4.30	$3.50	$3.65
Diluted earnings per share	$7.30	$4.99	$4.16	$3.37	$3.49
Cash dividends declared per share	$—	$—	$—	$—	$6.50
Financial Position:
Assets	$33,758	$32,744	$30,980	$28,594	$27,785
Working capital	3,252	3,716	3,450	2,342	1,591
Long-term debt, net, including amounts due within one year	31,376	30,488	29,426	28,139	28,640
Noncontrolling interests	1,669	1,553	1,396	1,342	1,319
Stockholders’ deficit	(5,633)	(6,046)	(6,498)	(6,928)	(8,341)
Cash Flow Data:
Cash provided by operating activities	$5,653	$4,734	$4,448	$3,680	$4,175
Cash used in investing activities	(3,240)	(2,583)	(2,918)	(2,346)	(2,063)
Capital expenditures	(2,760)	(2,375)	(2,176)	(1,943)	(1,862)
Cash used in financing activities	(2,508)	(1,976)	(1,378)	(1,625)	(1,780)

	2016	2015	2014	2013	2012
Operating Data:
Number of hospitals at end of period	170	168	166	165	162
Number of freestanding outpatient surgical centers at end of period	118	116	113	115	112
Number of licensed beds at end of period(a)	44,290	43,771	43,356	42,896	41,804
Weighted average licensed beds(b)	44,077	43,620	43,132	42,133	41,795
Admissions(c)	1,891,800	1,868,800	1,795,300	1,744,100	1,740,700
Equivalent admissions(d)	3,191,500	3,122,700	2,958,700	2,844,700	2,832,100
Average length of stay (days)(e)	4.9	4.9	4.8	4.8	4.7
Average daily census(f)	25,340	25,084	23,835	22,853	22,521
Occupancy(g)	58%	58%	55%	54%	54%
Emergency room visits(h)	8,378,300	8,050,200	7,450,700	6,968,100	6,912,000
Outpatient surgeries(i)	932,200	909,400	891,600	881,900	873,600
Inpatient surgeries(j)	537,300	529,900	518,900	508,800	506,500
Days revenues in accounts receivable(k)	50	53	54	54	51
Outpatient revenues as a % of patient revenues(l)	40%	40%	38%	38%	38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), including the effects of any repeal of, or changes to, the Health Reform Law, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology, and (23) other risk factors described in this annual report on Form

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements (continued)

10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2016 Operations Summary

Net income attributable to HCA Holdings, Inc. totaled $2.890 billion, or $7.30 per diluted share, for 2016, compared to $2.129 billion, or $4.99 per diluted share, for 2015. The 2016 results include tax benefits of $51 million, or $0.13 per diluted share, related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $162 million, or $0.41 per diluted share, related to our early adoption, during the first quarter of 2016, of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. The 2016 results also include net gains on sales of facilities of $23 million, or $0.05 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and legal claim benefits of $246 million, or $0.39 per diluted share, related to the settlement of a previously disclosed contractual dispute regarding our obligation to fund certain capital expenditures in connection with our purchase of hospitals from Health Midwest in 2003. The 2015 results include net losses on sales of facilities of $5 million, losses on retirement of debt of $135 million, or $0.20 per diluted share, and legal claim costs of $249 million, or $0.37 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 395.851 million shares and 426.721 million shares for the years ended December 31, 2016 and 2015, respectively. During 2016 and 2015, we repurchased 36.325 million and 31.991 million shares, respectively, of our common stock.

Revenues increased to $41.490 billion for 2016 from $39.678 billion for 2015. Revenues increased 4.6% and 4.1%, respectively, on a consolidated basis and on a same facility basis for 2016, compared to 2015. The consolidated revenues increase can be primarily attributed to the combined impact of a 2.3% increase in revenue per equivalent admission and a 2.2% increase in equivalent admissions. The same facility revenues increase resulted from a 2.2% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions.

During 2016, consolidated admissions increased 1.2% and same facility admissions increased 1.1%, compared to 2015. Inpatient surgical volumes increased 1.4% on both a consolidated and same facility basis during 2016, compared to 2015. Outpatient surgical volumes increased 2.5% on a consolidated basis and increased 1.2% on a same facility basis during 2016, compared to 2015. Emergency room visits increased 4.1% on a consolidated basis and increased 3.8% on a same facility basis during 2016, compared to 2015.

For 2016, the provision for doubtful accounts declined $656 million, compared to 2015. The self-pay revenue deductions for charity care and uninsured discounts increased $469 million and $2.355 billion, respectively, for 2016, compared to 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 33.0% for 2016, compared to 31.5% for 2015. Same facility uninsured admissions increased 3.8% and same facility uninsured emergency room visits increased 4.5% for 2016, compared to 2015. Same facility uninsured admissions increased 4.5% and same facility uninsured emergency room visits increased 1.2% for 2015, compared to 2014.

Interest expense totaled $1.707 billion for 2016, compared to $1.665 billion for 2015. The $42 million increase in interest expense for 2016 was due to an increase in the average debt balance.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

2016 Operations Summary (continued)

Cash flows from operating activities increased $919 million, from $4.734 billion for 2015 to $5.653 billion for 2016. The increase in cash flows from operating activities was primarily related to the $736 million increase in net income.

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

Continue to Leverage Our Scale and Market Positions to Enhance Profitability. We believe there is significant opportunity to continue to grow the profitability of our company by fully leveraging the scale and scope of our franchise. We are currently investing in initiatives such as additional care navigators, clinical data exchange and centralized patient transfer operations, which will enable us to improve coordination of care and patient retention across our markets. We believe our centrally managed business processes and ability to leverage cost-saving practices across our extensive network will enable us to continue to manage costs effectively. We continue to invest in our Parallon subsidiary group to leverage key components of our support infrastructure, including revenue cycle management, health care group purchasing, supply chain management and staffing functions.

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

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to patients who are financially unable to pay for the health care services they receive. The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that are decreasing the number of uninsured individuals, including requirements or incentives for individuals to obtain, and large employers to provide, insurance coverage. These mandates are

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Revenues (continued)

reducing the financial impact of screening for and stabilizing emergency medical conditions. However, the 2016 federal elections may result in the repeal or relacement of, or significant changes to, the Health Reform Law, which could impact the number of uninsured individuals and coverage for care provided to screen for and stabilize such conditions.

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

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $31 million, $48 million and $50 million in 2016, 2015 and 2014, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $90 million, $85 million and $53 million in 2016, 2015 and 2014, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements will result in increases to revenues generally similar to the amounts recorded during these years.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At December 31, 2016 and 2015, the allowance for doubtful accounts represented approximately 97.5% of the $5.116 billion and 94.5% of the $5.636 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2016	2015	2014
Charity care	$4,151	$3,682	$3,775
Uninsured discounts	13,047	10,692	8,999
Provision for doubtful accounts	3,257	3,913	3,169

Totals	$20,455	$18,287	$15,943

The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care was 33.0% for 2016, 31.5% for 2015 and 30.2% for 2014. Days revenues in accounts receivable were 50 days, 53 days and 54 days at December 31, 2016, 2015 and 2014, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, increases in patient responsibility amounts under certain health care coverages, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

The approximate breakdown of accounts receivable by payer classification as of December 31, 2016 and 2015 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at December 31, 2016:
Medicare and Medicaid	11%	1%	1%
Managed care and other insurers	30	5	5
Uninsured	17	7	23

Total	58%	13%	29%

Accounts receivable aging at December 31, 2015:
Medicare and Medicaid	12%	1%	1%
Managed care and other insurers	25	5	5
Uninsured	22	6	23

Total	59%	12%	29%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $25 million per occurrence. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $430 million, $344 million and $395 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.358 billion to $1.625 billion at December 31, 2016 and $1.294 billion to $1.548 billion at December 31, 2015. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $28 million or reduce the reserve estimate by $26 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $102 million or reduce the reserve estimate by $93 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,700 individual claims at both December 31, 2016 and 2015 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately four years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.539 billion and $1.465 billion at December 31, 2016 and 2015, respectively. The current portion of these reserves, $391 million and $350 million at December 31, 2016 and 2015, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $45 million and $44 million receivable under reinsurance and excess insurance contracts at December 31, 2016 and 2015, respectively) were $1.494 billion and $1.421 billion at December 31, 2016 and 2015, respectively. The estimated total net reserves for professional liability risks at December 31, 2016 and 2015 are comprised of $830 million and $863 million, respectively, of case reserves for known claims and $664 million and $558 million, respectively, of reserves for incurred but not reported claims.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2016	2015	2014
Net reserves for professional liability claims, January 1	$1,421	$1,382	$1,255
Provision for current year claims	428	408	359
Unfavorable (favorable) development related to prior years’ claims	2	(64)	36

Total provision	430	344	395

Payments for current year claims	9	7	13
Payments for prior years’ claims	348	298	255

Total claim payments	357	305	268

Net reserves for professional liability claims, December 31	$1,494	$1,421	$1,382

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

Revenues increased 4.6% to $41.490 billion for 2016 from $39.678 billion for 2015 and increased 7.5% for 2015 from $36.918 billion for 2014. The increase in revenues in 2016 can be primarily attributed to the combined

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

impact of a 2.3% increase in revenue per equivalent admission and a 2.2% increase in equivalent admissions compared to the prior year. The increase in revenues in 2015 can be primarily attributed to the combined impact of a 1.8% increase in revenue per equivalent admission and a 5.5% increase in equivalent admissions compared to the prior year.

Same facility revenues increased 4.1% for the year ended December 31, 2016 compared to the year ended December 31, 2015 and increased 6.4% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The 4.1% increase for 2016 can be attributed to the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions. The 6.4% increase for 2015 can be primarily attributed to the combined impact of a 1.7% increase in same facility revenue per equivalent admission and a 4.6% increase in same facility equivalent admissions.

Consolidated admissions increased 1.2% during 2016 compared to 2015 and increased 4.1% during 2015 compared to 2014. Consolidated surgeries increased 2.1% during 2016 compared to 2015 and increased 2.0% during 2015 compared to 2014. Consolidated emergency room visits increased 4.1% during 2016 compared to 2015 and increased 8.0% during 2015 compared to 2014.

Same facility admissions increased 1.1% during 2016 compared to 2015 and increased 3.4% during 2015 compared to 2014. Same facility surgeries increased 1.3% during 2016 compared to 2015 and increased 1.8% during 2015 compared to 2014. Same facility emergency room visits increased 3.8% during 2016 compared to 2015 and increased 7.0% during 2015 compared to 2014.

Same facility uninsured emergency room visits increased 4.5% and same facility uninsured admissions increased 3.8% during 2016 compared to 2015. Same facility uninsured emergency room visits increased 1.2% and same facility uninsured admissions increased 4.5% during 2015 compared to 2014.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers, and the uninsured for the years ended December 31, 2016, 2015 and 2014 are set forth below.

	Years Ended December 31,
	2016	2015	2014
Medicare	31%	30%	32%
Managed Medicare	15	15	14
Medicaid	6	6	7
Managed Medicaid	12	12	10
Managed care and other insurers	29	30	30
Uninsured	7	7	7

	100%	100%	100%

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers, and the uninsured for the years ended December 31, 2016, 2015 and 2014 are set forth below.

	Years Ended December 31,
	2016	2015	2014
Medicare	28%	28%	29%
Managed Medicare	12	12	11
Medicaid	5	6	7
Managed Medicaid	6	5	5
Managed care and other insurers	49	47	47
Uninsured	—	2	1

	100%	100%	100%

At December 31, 2016, we owned and operated 43 hospitals and 32 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $9.522 billion, $9.059 billion and $8.336 billion for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, we owned and operated 40 hospitals and 26 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $9.898 billion, $9.517 billion and $8.706 billion for the years ended December 31, 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, 56% of our admissions and 47%, 47% and 46%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 69%, 68% and 66% of our uninsured admissions during 2016, 2015 and 2014, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In 2011, the Centers for Medicare & Medicaid Services (“CMS”) approved a Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its Medicaid managed care program. Texas currently operates its Medicaid Waiver Program pursuant to this waiver, which CMS has agreed to extend through December 2017. Texas has requested an additional extension of the waiver and related funding through September 30, 2019. We cannot predict whether the Texas Medicaid Waiver Program will be further extended, be revised or that revenues recognized from the program will not decline.

The Texas Waiver Program includes two primary components: an indigent care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included $370 million ($101 million DSRIP related and $269 million indigent care related), $347 million ($95 million DSRIP related and $252 million indigent care related) and $488 million ($97 million DSRIP related and $391 million indigent care related) during 2016, 2015 and 2014, respectively, of Medicaid supplemental payments.

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	2016		2015		2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$44,747		$43,591		$40,087
Provision for doubtful accounts	3,257		3,913		3,169

Revenues	41,490	100.0	39,678	100.0	36,918	100.0

Salaries and benefits	18,897	45.5	18,115	45.7	16,641	45.1
Supplies	6,933	16.7	6,638	16.7	6,262	17.0
Other operating expenses	7,508	18.1	7,103	17.9	6,755	18.2
Electronic health record incentive income	(12)	—	(47)	(0.1)	(125)	(0.3)
Equity in earnings of affiliates	(54)	(0.1)	(46)	(0.1)	(43)	(0.1)
Depreciation and amortization	1,966	4.8	1,904	4.8	1,820	5.0
Interest expense	1,707	4.1	1,665	4.2	1,743	4.7
Losses (gains) on sales of facilities	(23)	(0.1)	5	—	(29)	(0.1)
Losses on retirement of debt	4	—	135	0.3	335	0.9
Legal claim costs (benefits)	(246)	(0.6)	249	0.6	78	0.2

	36,680	88.4	35,721	90.0	33,437	90.6

Income before income taxes	4,810	11.6	3,957	10.0	3,481	9.4
Provision for income taxes	1,378	3.3	1,261	3.2	1,108	3.0

Net income	3,432	8.3	2,696	6.8	2,373	6.4
Net income attributable to noncontrolling interests	542	1.3	567	1.4	498	1.3

Net income attributable to HCA Holdings, Inc.	$2,890	7.0	$2,129	5.4	$1,875	5.1

% changes from prior year:
Revenues	4.6%		7.5%		8.0%
Income before income taxes	21.6		13.7		18.2
Net income attributable to HCA Holdings, Inc.	35.8		13.6		20.5
Admissions(a)	1.2		4.1		2.9
Equivalent admissions(b)	2.2		5.5		4.0
Revenue per equivalent admission	2.3		1.8		3.8
Same facility % changes from prior year(c):
Revenues	4.1		6.4		6.9
Admissions(a)	1.1		3.4		2.1
Equivalent admissions(b)	1.9		4.6		2.9
Revenue per equivalent admission	2.2		1.7		3.9

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2016 and 2015

Net income attributable to HCA Holdings, Inc. totaled $2.890 billion, or $7.30 per diluted share, for 2016, compared to $2.129 billion, or $4.99 per diluted share, for 2015. Financial results for 2016 include tax benefits of $51 million, or $0.13 per diluted share, related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $162 million, or $0.41 per diluted share, related to our early adoption, during the first quarter of 2016, of a new accounting standard that requires the excess tax benefits related to employee equity award settlements to be recorded as a component of the provision for income taxes for periods subsequent to adoption. Financial results for 2016 also include net gains on sales of facilities of $23 million, or $0.05 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and legal claim benefits of $246 million, or $0.39 per diluted share, related to the settlement of a previously disclosed contractual dispute regarding our obligation to fund certain capital expenditures in connection with our purchase of hospitals from Health Midwest in 2003. Financial results for 2015 include net losses on sales of facilities of $5 million, losses on retirement of debt of $135 million, or $0.20 per diluted share and legal claim costs of $249 million, or $0.37 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 395.851 million shares and 426.721 million shares for the years ended December 31, 2016 and 2015, respectively. During 2016 and 2015, we repurchased 36.325 million and 31.991 million shares, respectively, of our common stock.

During 2016, consolidated admissions increased 1.2% and same facility admissions increased 1.1% compared to 2015. Consolidated and same facility inpatient surgeries each increased 1.4% during 2016 compared to 2015. Consolidated outpatient surgeries increased 2.5%, and same facility outpatient surgeries increased 1.2% during 2016 compared to 2015. Emergency room visits increased 4.1% on a consolidated basis and increased 3.8% on a same facility basis during 2016 compared to 2015.

Revenues before provision for doubtful accounts increased 2.7% to $44.747 billion for 2016 from $43.591 billion for 2015. The provision for doubtful accounts declined $656 million from $3.913 billion in 2015 to $3.257 billion in 2016. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $469 million and $2.355 billion, respectively, during 2016 compared to 2015. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 33.0% for 2016 compared to 31.5% for 2015. At December 31, 2016, our allowance for doubtful accounts represented approximately 97.5% of the $5.116 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.6% to $41.490 billion for 2016 from $39.678 billion for 2015. The increase in revenues was due primarily to the combined impact of a 2.3% increase in revenue per equivalent admission and a 2.2% increase in equivalent admissions compared to 2015. Same facility revenues increased 4.1% due to the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions compared to 2015.

Salaries and benefits, as a percentage of revenues, were 45.5% in 2016 and 45.7% in 2015. Salaries and benefits per equivalent admission increased 2.1% in 2016 compared to 2015. Same facility labor rate increases averaged 1.9% for 2016 compared to 2015. Share-based compensation expense increased from $239 million in 2015 to $251 million in 2016.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2016 and 2015 (continued)

Supplies, as a percentage of revenues, were 16.7% in both 2016 and 2015. Supply costs per equivalent admission increased 2.2% in 2016 compared to 2015. Supply costs per equivalent admission increased 4.6% for medical devices and 3.4% for pharmacy supplies and declined 0.1% for general medical and surgical items in 2016 compared to 2015.

Other operating expenses, as a percentage of revenues, was 18.1% in 2016 and 17.9% in 2015. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $430 million and $344 million for 2016 and 2015, respectively. The increase in provision for losses related to professional liability risks for 2016 compared to 2015 was primarily due to $64 million of favorable development related to prior years’ claims recorded in 2015.

During 2016 and 2015, respectively, we recognized $12 million and $47 million of electronic health record incentive income.

Equity in earnings of affiliates was $54 million for 2016 and $46 million for 2015.

Depreciation and amortization, as a percentage of revenues, was 4.8% in both 2016 and 2015. Depreciation expense was $1.946 billion for 2016 and $1.880 billion for 2015.

Interest expense increased to $1.707 billion for 2016 from $1.665 billion for 2015. The increase in interest expense was due to an increase in the average debt balance. Our average debt balance was $31.048 billion for 2016 compared to $29.718 billion for 2015. The average interest rate for our long-term debt declined from 5.6% for 2015 to 5.5% for 2016.

Net gains on sales of facilities were $23 million for 2016 and related to sales of real estate and other investments. Net losses on sales of facilities were $5 million for 2015 and related to sales of real estate and other investments.

During 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million. During 2015, we redeemed all $1.525 billion aggregate principal amount of 7 3/4% senior notes due 2021 and all $1.000 billion aggregate principal amount of our outstanding 6.500% senior notes due 2016. We also entered into a joinder agreement to retire certain of our existing senior secured term loans. The pretax losses on retirement of debt related to these redemptions were $135 million.

We reached a settlement agreement with the Health Care Foundation of Greater Kansas City related to a previously disclosed contractual dispute regarding our obligation to fund certain capital expenditures in connection with our purchase of hospitals from Health Midwest in 2003. The settlement agreement enabled us to reduce the accrual for this claim by $290 million and resulted in the recognition of net legal claim benefits of $246 million related to this litigation for 2016. We recorded $129 million of legal claim costs during 2015 related to this matter. We also recorded $120 million of legal claim costs during 2015 to settle a securities class action lawsuit and related derivative actions.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2016 and 2015 (continued)

The effective tax rates were 32.3% and 37.2% for 2016 and 2015, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for 2016 included tax benefits of $51 million primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $162 million related to our early adoption, during the first quarter of 2016, of ASU 2016-09 which requires the excess tax benefits related to employee equity award settlements be recorded as a component of the provision for income taxes for periods subsequent to adoption. Excluding the effect of these adjustments, the effective tax rate for 2016 would have been 37.3%.

Net income attributable to noncontrolling interests declined from $567 million for 2015 to $542 million for 2016. The decline in net income attributable to noncontrolling interests related primarily to joint ventures in our United Kingdom market, a Texas market and an Oklahoma market.

Years Ended December 31, 2015 and 2014

Net income attributable to HCA Holdings, Inc. totaled $2.129 billion, or $4.99 per diluted share, for the year ended December 31, 2015 compared to $1.875 billion, or $4.16 per diluted share, for the year ended December 31, 2014. Financial results for 2015 include net losses on sales of facilities of $5 million, losses on retirement of debt of $135 million, or $0.20 per diluted share and legal claim costs of $249 million, or $0.37 per diluted share. Financial results for the year ended December 31, 2014 include net gains on sales of facilities of $29 million, or $0.04 per diluted share, losses on retirement of debt of $335 million, or $0.47 per diluted share, and legal claim costs of $78 million, or $0.11 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 426.721 million shares and 450.352 million shares for the years ended December 31, 2015 and 2014, respectively. During 2015, we repurchased 31.991 million shares of our common stock.

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

Salaries and benefits, as a percentage of revenues, were 45.7% in 2015 and 45.1% in 2014. Salaries and benefits per equivalent admission increased 3.1% in 2015 compared to 2014. Same facility labor rate increases averaged 2.8% for 2015 compared to 2014. Share-based compensation expense increased from $163 million in 2014 to $239 million in 2015.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Years Ended December 31, 2015 and 2014 (continued)

During 2015, we redeemed all $1.525 billion aggregate principal amount of 7 3/4% senior notes due 2021 and all $1.000 billion aggregate principal amount of our outstanding 6.500% senior notes due 2016. We also entered into a joinder agreement to retire certain of our existing senior secured term loans. The pretax losses on retirement of debt related to these redemptions were $135 million. During 2014, we redeemed all $1.500 billion aggregate principal amount of our outstanding 8 1/ 2% senior secured notes due 2019, all $1.250 billion aggregate principal amount of our outstanding 7 7/8% senior secured notes due 2020, and all $1.400 billion aggregate principal amount of our outstanding 7 1/4% senior secured notes due 2020. The pretax losses on retirement of debt related to these redemptions were $335 million.

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

Cash provided by operating activities totaled $5.653 billion in 2016 compared to $4.734 billion in 2015 and $4.448 billion in 2014. Working capital totaled $3.252 billion at December 31, 2016 and $3.716 billion at December 31, 2015. The $919 million increase in cash provided by operating activities for 2016, compared to 2015, was primarily related to the $736 million increase in net income. The $286 million increase in cash provided by operating activities for 2015, compared to 2014, was primarily related to the net impact of an increase in net income of $323 million and net negative changes in working capital items of $59 million. Cash payments for interest and income taxes increased $85 million for 2016 compared to 2015 and increased $21 million for 2015 compared to 2014.

Cash used in investing activities was $3.240 billion, $2.583 billion and $2.918 billion in 2016, 2015 and 2014, respectively. Excluding acquisitions, capital expenditures were $2.760 billion in 2016, $2.375 billion in 2015 and $2.176 billion in 2014. We expended $576 million, $351 million and $766 million for acquisitions of hospitals and health care entities during 2016, 2015 and 2014, respectively. Planned capital expenditures are expected to approximate $2.9 billion in 2017. At December 31, 2016, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $2.5 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities totaled $2.508 billion in 2016, $1.976 billion in 2015 and $1.378 billion in 2014. During 2016, we had a net increase of $815 million in our indebtedness and used cash of $2.751 billion for repurchases of common stock. During 2015, we had a net increase of $778 million in our indebtedness and used cash of $2.397 billion for repurchases of common stock. During 2014, we had a net increase of $778 million in our indebtedness and used cash of $1.750 billion for repurchases of common stock. During 2016, 2015 and 2014, we made distributions to noncontrolling interests of $434 million, $495 million and $442 million, respectively. We paid debt issuance costs of $40 million, $50 million and $73 million for 2016, 2015 and 2014, respectively. We, or our affiliates, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. At December 31, 2016, $1.853 billion of share repurchase authorization remained available under the $2 billion share repurchase program authorized by our board of directors during November 2016. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.097 billion as of December 31, 2016 and $2.277 billion as of January 31, 2017) and anticipated access to public and private debt and equity markets.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $385 million and $482 million at December 31, 2016 and 2015, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $215 million and $261 million at December 31, 2016 and 2015, respectively. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.279 billion and $1.160 billion at December 31, 2016 and 2015, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $382 million. We estimate that approximately $333 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We are a highly leveraged company with significant debt service requirements. Our debt totaled $31.376 billion and $30.488 billion at December 31, 2016 and 2015, respectively. Our interest expense was $1.707 billion for 2016 and $1.665 billion for 2015.

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

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2016, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$34,910	$1,556	$5,518	$6,253	$21,583
Loans outstanding under the senior secured credit facilities, including interest(b)	7,953	338	3,508	1,389	2,718
Professional liability claims(c)	1,539	391	640	344	164
Operating leases(d)	2,050	288	497	327	938
Purchase and other obligations(d)	22	20	2	—	—

Total contractual obligations	$46,474	$2,593	$10,165	$8,313	$25,403

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(e)	$563	$561	$1	$1	$—
Letters of credit(e)	233	31	202	—	—
Physician commitments(f)	30	26	4	—	—

Total commercial commitments	$826	$618	$207	$1	$—

(a)	We have not included obligations related to unrecognized tax benefits of $418 million at December 31, 2016, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.
(b)	Estimates of interest payments assume that interest rates and borrowing spreads at December 31, 2016, remain constant during the period presented.
(c)	The estimation of the timing of payments for professional liability claims beyond a year can vary significantly. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated.
(d)	Amounts relate to future operating lease obligations, purchase obligations and other obligations and are not recorded in our consolidated balance sheet. Amounts also include physician commitments that are recorded in our consolidated balance sheet.
(e)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers and lenders who have provided surety bonds and letters of credit to cover damages for legal cases which were awarded to plaintiffs by the courts.
(f)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2016.

HCA HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $381 million and $4 million, respectively, at December 31, 2016. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2016, we had a net unrealized gain of $11 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $3.902 billion of long-term debt at December 31, 2016 was subject to variable rates of interest, while the remaining balance in long-term debt of $27.474 billion at December 31, 2016 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.6% for 2015 to 5.5% for 2016.

The estimated fair value of our total long-term debt was $32.833 billion at December 31, 2016. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $39 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies have not been significant to our net income, but unfavorable British pound to US dollar exchange rates during 2016 had a negative impact on comprehensive income.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues were 21.4%, 21.8% and 22.6% of our revenues for 2016, 2015 and 2014, respectively.

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

Tax Examinations

During 2016, the IRS completed its examination, resolving all outstanding federal income tax issues for our 2011 and 2012 tax years. We are also subject to examination by state and foreign taxing authorities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HCA Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 22, 2017

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2017 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials to be filed in connection with our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2016 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) )
Equity compensation plans approved by security holders	24,353,900	(1)	$35.65	(1)	34,727,100
Equity compensation plans not approved by security holders	—		—		—

Total	24,353,900		$35.65		34,727,100

(1)	Includes 4,111,200 restricted share units which vest solely based upon continued employment over a specific period of time and 790,500 restricted share units and 2,386,200 performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The weighted average exercise price does not take these restricted share units and performance share units into account.
*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Restatement Agreement, dated as of May 4, 2011, by and among HCA Inc., HCA UK Capital Limited, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent to the Credit Agreement, dated as of November 17, 2006, as amended on February 16, 2007, March 2, 2009, June 18, 2009, April 6, 2010 and November 8, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2011 (File No. 001-11239), and incorporated herein by reference).

4.4(h)	—

Extension Amendment No. 1, dated as of April 25, 2012, by and among HCA Inc., HCA UK Capital Limited, each of the U.S. Guarantors, each of the European Guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2012 (File No. 001-11239), and incorporated herein by reference).

4.4(i)	—

Restatement Agreement, dated as of February 26, 2014, to (i) the Credit Agreement, dated as of November 17, 2006 and as amended and restated as of May 4, 2011, by and among the HCA Inc., HCA UK Capital Limited, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent and (ii) the U.S. Guarantee, dated as of November 17, 2006 by and among the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 28, 2014 (File No. 001-11239), and incorporated herein by reference).

4.4(j)	—

Joinder Agreement No. 1, dated as of June 10, 2015, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 15, 2015 (File No. 001-11239), and incorporated herein by reference).

4.4(k)	—

Joinder Agreement No. 2, dated as of March 18, 2016, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 (File No. 001-11239), and incorporated herein by reference).

4.4(l)	—

Joinder Agreement No. 3, dated as of August 15, 2016, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N. A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 15, 2016 (File No. 001-11239), and incorporated herein by reference).

4.4(m)	—

Joinder Agreement No. 4, dated as of February 15, 2017, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 15, 2017 (File No. 001-11239), and incorporated herein by reference).

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

$2,500,000,000 Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 3, 2011 (File No. 001-11239), and incorporated herein by reference).

4.7(b)	—

Restatement Agreement, dated as of March 7, 2014, to the Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2014 (File No. 001-11239), and incorporated herein by reference).

4.7(c)	—

Joinder Agreement and Amendment No. 1, dated as of October 30, 2014, to the Credit Agreement, dated as of September 30, 2011 and amended and restated as of March 7, 2014, by and among HCA Inc., the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 31, 2014 (File No. 001-11239), and incorporated herein by reference).

4.8	—

Security Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 3, 2011 (File No. 001-11239), and incorporated herein by reference).

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

Additional General Intercreditor Agreement, dated as of August 1, 2011, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as trustee for the Second Lien Notes issued on November 17, 2006, and The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee for the Second Lien Notes issued on February 19, 2009 (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed August 1, 2011 (File No. 001-11239), and incorporated herein by reference).

4.9(d)	—

Additional Receivables Intercreditor Agreement, dated as of August 1, 2011 by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed August 1, 2011 (File No. 001-11239), and incorporated herein by reference).

4.9(e)	—

Additional General Intercreditor Agreement, dated as of February 16, 2012, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as trustee for the Second Lien Notes issued on November 17, 2006, and The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee for the Second Lien Notes issued on February 19, 2009 (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed February 16, 2012 (File No. 001-11239), and incorporated herein by reference).

4.9(f)	—

Additional Receivables Intercreditor Agreement, dated as of February 16, 2012, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed February 16, 2012 (File No. 001-11239), and incorporated herein by reference).

4.9(g)	—

Additional General Intercreditor Agreement, dated as of October 23, 2012, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as trustee for the Second Lien Notes issued on November 17, 2006, and The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee for the Second Lien Notes issued on February 19, 2009 (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed October 23, 2012 (File No. 001-11239), and incorporated herein by reference).

4.9(h)	—

Additional Receivables Intercreditor Agreement, dated as of October 23, 2012, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed October 23, 2012 (File No. 001-11239), and incorporated herein by reference).

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

4.22	—

Indenture, dated as of November 23, 2010, among HCA Holdings, Inc., Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).

4.23	—	Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.24	—

Supplemental Indenture No. 1, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 1, 2011 (File No. 001-11239), and incorporated herein by reference).

4.25	—

Supplemental Indenture No. 2, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 1, 2011 (File No. 001-11239), and incorporated herein by reference).

4.26	—	Form of 7.50% Senior Notes due 2022 (included in Exhibit 4.24).

4.27	—	Form of 6.50% Senior Secured Notes due 2020 (included in Exhibit 4.25).

4.28	—

Supplemental Indenture No. 3, dated as of October 3, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 3, 2011 (File No. 001-11239), and incorporated herein by reference).

4.29	—	Form of 8.00% Senior Notes due 2018 (included in Exhibit 4.28).

4.30	—

Supplemental Indenture No. 4, dated as of February 16, 2012, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 16, 2012 (File No. 001-11239), and incorporated herein by reference).

4.31	—	Form of 5.875% Senior Secured Notes due 2022 (included in Exhibit 4.30).

4.32	—

Supplemental Indenture No. 5, dated as of October 23, 2012, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Unsecured Notes) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 23, 2012 (File No. 001-11239), and incorporated herein by reference).

4.33	—

Supplemental Indenture No. 6, dated as of October 23, 2012, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Secured Notes) (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 23, 2012 (File No. 001-11239), and incorporated herein by reference).

4.34	—	Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.32).

4.35	—	Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.33).

4.36	—

Indenture, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012 (File No. 001-11239), and incorporated herein by reference).

4.37	—

Supplemental Indenture No. 1, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 6, 2012 (File No. 001-11239), and incorporated herein by reference).

4.38	—	Form of 6.25% Senior Notes due 2021 (included in Exhibit 4.37).

4.39	—

Supplemental Indenture No. 7, dated as of March 17, 2014, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 21, 2014 (File No. 001-11239), and incorporated herein by reference).

4.40	—

Supplemental Indenture No. 8, dated as of March 17, 2014, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 21, 2014 (File No. 001-11239), and incorporated herein by reference).

4.41	—	Form of 3.75% Senior Secured Notes due 2019 (included in Exhibit 4.39).

4.42	—	Form of 5.00% Senior Secured Notes due 2024 (included in Exhibit 4.40).

4.43	—

Additional Receivables Intercreditor Agreement, dated as of March 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed March 21, 2014 (File No. 001-11239), and incorporated herein by reference).

4.44	—

Supplemental Indenture No. 9, dated as of October 17, 2014, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-11239), and incorporated herein by reference).

4.45	—

Supplemental Indenture No. 10, dated as of October 17, 2014, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-11239), and incorporated herein by reference).

4.46	—	Form of 4.25% Senior Secured Notes due 2019 (included in Exhibit 4.44).

4.47	—	Form of 5.25% Senior Secured Notes due 2025 (included in Exhibit 4.45).

4.48	—

Additional Receivables Intercreditor Agreement, dated as of October 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-11239), and incorporated herein by reference).

4.49	—

Supplemental Indenture No. 11, dated as of January 16, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 16, 2015 (File No. 001-11239), and incorporated herein by reference).

4.50	—	Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.49).

4.51	—

Supplemental Indenture No. 12, dated as of May 20, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 20, 2015 (File No. 001-11239), and incorporated herein by reference).

4.52	—

Supplemental Indenture No. 13, dated as of November 13, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2015 (File No. 001-11239), and incorporated herein by reference).

4.53	—	Form of 5.875% Senior Notes due 2026 (included in Exhibit 4.52).

4.54	—

Supplemental Indenture No. 14, dated as of December 8, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 8, 2015 (File No. 001-11239), and incorporated herein by reference).

4.55	—

Supplemental Indenture No. 15, dated as of March 15, 2016, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 15, 2016 (File No. 001-11239), and incorporated herein by reference).

4.56	—	Form of 5.250% Senior Secured Notes due 2026 (included in Exhibit 4.55).

4.57	—

Additional Receivables Intercreditor Agreement, dated as of March 15, 2016, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed March 15, 2016 (File No. 001-11239), and incorporated herein by reference).

4.58	—

Supplemental Indenture No. 16, dated as of August 15, 2016, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 15, 2016 (File No. 001-11239), and incorporated herein by reference).

4.59	—	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.58).

4.60	—

Additional Receivables Intercreditor Agreement, dated as of August 15, 2016, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed August 15, 2016 (File No. 001-11239), and incorporated herein by reference).

4.61	—

Supplemental Indenture No. 17, dated as of December 9, 2016, among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 9, 2016 (File No. 001-11239), and incorporated herein by reference).

10.1	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-145054) and incorporated herein by reference).

10.2(a)	—

2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates as Amended and Restated (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).*

10.2(b)	—

First Amendment to 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended and restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-11239), and incorporated herein by reference).*

10.2(c)	—

Second Amendment to the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended and restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.3(a)	—

Management Stockholder’s Agreement dated November 17, 2006 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).

10.3(b)	—

Form of Omnibus Amendment to HCA Holdings, Inc.’s Management Stockholder’s Agreements (filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).

10.4	—

Form of Stock Option Agreement (2007) (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.5	—

Form of Stock Option Agreement (2008) (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-11239), and incorporated herein by reference).*

10.6	—

Form of Stock Option Agreement (2009) (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).*

10.7	—

Form of Stock Option Agreement (2010) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).*

10.8	—

Form of 2x Time Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-11239), and incorporated herein by reference).*

10.9	—

Form of Stock Option Agreement (2011) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-11239), and incorporated herein by reference).*

10.10(a)	—

Form of Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.10(b)	—

Form of 2014 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.11	—

Form of Director Restricted Share Unit Agreement (Initial Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.12	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.13	—

Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-11239), and incorporated herein by reference).*

10.14	—

Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.15	—

Amended and Restated HCA Restoration Plan, effective December 22, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.16(a)	—

Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.16(b)	—

Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.16(c)	—

Employment Agreement dated November 16, 2006 (Charles J. Hall) (filed as Exhibit 10.28(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.16(d)	—

Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson) (filed as Exhibit 10.29(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.16(e)	—

Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.16(f)	—

Second Amendment to Employment Agreement effective January 1, 2014 (R. Milton Johnson) (filed as Exhibit 10.28(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.16(g)	—

Third Amendment to Employment Agreement effective December 31, 2014 (R. Milton Johnson) (filed as Exhibit 10.23(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.16(h)	—

Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.16(i)	—

Fourth Amendment to Employment Agreement effective January 27, 2016 (R. Milton Johnson) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.16(j)	—

Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen) (filed as Exhibit 10.23(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.16(k)	—

Amendment to Employment Agreement effective January 27, 2016 (Charles J. Hall) (filed as
Exhibit 10.23(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.16(l)	—	Amendment to Employment Agreement effective November 14, 2016 (Samuel N. Hazen).*

10.17(a)	—

Form of Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC dated as of November 17, 2006, among Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 8-A, filed April 29, 2008 (File No. 000-18406) and incorporated herein by reference).

10.17(b)	—

Form of Amendment to the Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC (filed as Exhibit 10.32(a) to the Company’s Registration Statement on Form S-1 (File No. 333-171369), and incorporated herein by reference).

10.18	—

Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).

10.19	—

Assignment and Assumption Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc. and HCA Merger Sub LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).

10.20	—

Omnibus Amendment to Various Stock and Option Plans and the Management Stockholders’ Agreement, dated November 22, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).*

10.21	—

Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended, effective February 16, 2011 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.22	—

Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011 (File No. 001-11239), and incorporated herein by reference).

10.23	—

Amendment, dated as of September 21, 2011, to the Stockholders’ Agreement, dated as of March 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2011 (File No. 001-11239), and incorporated herein by reference).

10.24	—

Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-11239), and incorporated herein by reference).*

10.25	—

HCA Holdings, Inc. 2013 Senior Officer Performance Excellence Program (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.26	—

Form of 2013 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.27	—	Executive Severance Policy (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.28	—

Form of Director Restricted Share Unit Agreement (Initial Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.29	—

Form of Director Restricted Share Unit Agreement (Annual Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.30	—

HCA Holdings, Inc. 2014 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.31	—

Form of 2014 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.32	—	HCA Holdings, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.33	—

Form of 2015 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.34	—

Form of 2015 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.35	—

HCA Holdings, Inc. 2015 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.36	—

Form of 2015 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.37	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.38	—

Form of 2016 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.39	—

Form of 2016 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.40	—

HCA Holdings, Inc. 2016 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.41	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.42	—	Form of 2017 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

10.43	—	Form of 2017 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

21	—	List of Subsidiaries.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2016 and 2015, (ii) the consolidated income statements for the years ended December 31, 2016, 2015 and 2014, (iii) the consolidated comprehensive income statements for the years ended December 31, 2016, 2015 and 2014, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2016, 2015 and 2014, (v) the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the notes to consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HOLDINGS, INC.

By:	/s/ R. MILTON JOHNSON
R. Milton Johnson
Chairman and Chief Executive Officer

Dated: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. MILTON JOHNSON R. Milton Johnson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2017

/s/ WILLIAM B. RUTHERFORD William B. Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2017

/s/ ROBERT J. DENNIS Robert J. Dennis	Director	February 22, 2017

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 22, 2017

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	February 22, 2017

/s/ WILLIAM R. FRIST William R. Frist	Director	February 22, 2017

/s/ CHARLES O. HOLLIDAY, JR. Charles O. Holliday, Jr.	Director	February 22, 2017

/s/ ANN H. LAMONT Ann H. Lamont	Director	February 22, 2017

/s/ JAY O. LIGHT Jay O. Light	Director	February 22, 2017

/s/ GEOFFREY G. MEYERS Geoffrey G. Meyers	Director	February 22, 2017

/s/ WAYNE J. RILEY Wayne J. Riley	Director	February 22, 2017

/s/ JOHN W. ROWE John W. Rowe	Director	February 22, 2017

HCA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

HCA Holdings, Inc.

We have audited the accompanying consolidated balance sheets of HCA Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Holdings, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for share-based payment accounting under Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, and applied the change on a prospective basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 22, 2017

HCA HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in millions, except per share amounts)

	2016	2015	2014
Revenues before the provision for doubtful accounts	$44,747	$43,591	$40,087
Provision for doubtful accounts	3,257	3,913	3,169

Revenues	41,490	39,678	36,918

Salaries and benefits	18,897	18,115	16,641
Supplies	6,933	6,638	6,262
Other operating expenses	7,508	7,103	6,755
Electronic health record incentive income	(12)	(47)	(125)
Equity in earnings of affiliates	(54)	(46)	(43)
Depreciation and amortization	1,966	1,904	1,820
Interest expense	1,707	1,665	1,743
Losses (gains) on sales of facilities	(23)	5	(29)
Losses on retirement of debt	4	135	335
Legal claim costs (benefits)	(246)	249	78

	36,680	35,721	33,437

Income before income taxes	4,810	3,957	3,481
Provision for income taxes	1,378	1,261	1,108

Net income	3,432	2,696	2,373
Net income attributable to noncontrolling interests	542	567	498

Net income attributable to HCA Holdings, Inc.	$2,890	$2,129	$1,875

Per share data:
Basic earnings per share	$7.53	$5.14	$4.30
Diluted earnings per share	$7.30	$4.99	$4.16
Shares used in earnings per share calculations (in millions):
Basic	383.591	414.193	435.668
Diluted	395.851	426.721	450.352

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in millions)

	2016	2015	2014
Net income	$3,432	$2,696	$2,373
Other comprehensive income (loss) before taxes:
Foreign currency translation	(224)	(63)	(74)

Unrealized gains (losses) on available-for-sale securities	(9)	1	9

Defined benefit plans	(35)	30	(158)
Pension costs included in salaries and benefits	18	32	21

	(17)	62	(137)

Change in fair value of derivative financial instruments	20	(36)	(36)
Interest costs included in interest expense	109	125	132

	129	89	96

Other comprehensive income (loss) before taxes	(121)	89	(106)
Income taxes (benefits) related to other comprehensive income items	(48)	31	(40)

Other comprehensive income (loss)	(73)	58	(66)

Comprehensive income	3,359	2,754	2,307
Comprehensive income attributable to noncontrolling interests	542	567	498

Comprehensive income attributable to HCA Holdings, Inc.	$2,817	$2,187	$1,809

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(Dollars in millions)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$646	$741
Accounts receivable, less allowance for doubtful accounts of $4,988 and $5,326	5,826	5,889
Inventories	1,503	1,439
Other	1,111	1,163

	9,086	9,232
Property and equipment, at cost:
Land	1,611	1,524
Buildings	13,546	12,533
Equipment	20,580	19,335
Construction in progress	1,318	1,222

	37,055	34,614
Accumulated depreciation	(20,703)	(19,600)

	16,352	15,014

Investments of insurance subsidiaries	336	432
Investments in and advances to affiliates	206	178
Goodwill and other intangible assets	6,704	6,731
Other	1,074	1,157

	$33,758	$32,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,318	$2,170
Accrued salaries	1,265	1,233
Other accrued expenses	2,035	1,880
Long-term debt due within one year	216	233

	5,834	5,516

Long-term debt, less net debt issuance costs of $170 and $167	31,160	30,255
Professional liability risks	1,148	1,115
Income taxes and other liabilities	1,249	1,904
Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 370,535,900 shares — 2016 and 398,738,700 shares — 2015	4	4
Accumulated other comprehensive loss	(338)	(265)
Retained deficit	(6,968)	(7,338)

Stockholders’ deficit attributable to HCA Holdings, Inc.	(7,302)	(7,599)
Noncontrolling interests	1,669	1,553

	(5,633)	(6,046)

	$33,758	$32,744

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Holdings, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2013	439.604	$4	$1,386	$(257)	$(9,403)	$1,342	$(6,928)
Comprehensive income (loss)				(66)	1,875	498	2,307
Repurchase of common stock	(28.583)		(1,701)		(49)		(1,750)
Share-based benefit plans	9.457		321				321
Distributions						(442)	(442)
Other			(6)		2	(2)	(6)

Balances, December 31, 2014	420.478	4	—	(323)	(7,575)	1,396	(6,498)
Comprehensive income				58	2,129	567	2,754
Repurchase of common stock	(31.991)		(505)		(1,892)		(2,397)
Share-based benefit plans	10.252		523				523
Distributions						(495)	(495)
Acquisition of entities with noncontrolling interests						85	85
Other			(18)				(18)

Balances, December 31, 2015	398.739	4	—	(265)	(7,338)	1,553	(6,046)
Comprehensive income (loss)				(73)	2,890	542	3,359
Repurchase of common stock	(36.325)		(231)		(2,520)		(2,751)
Share-based benefit plans	8.122		233				233
Distributions						(434)	(434)
Other			(2)			8	6

Balances, December 31, 2016	370.536	$4	$—	$(338)	$(6,968)	$1,669	$(5,633)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in millions)

	2016	2015	2014
Cash flows from operating activities:
Net income	$3,432	$2,696	$2,373
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,247)	(4,114)	(3,645)
Provision for doubtful accounts	3,257	3,913	3,169

Accounts receivable, net	10	(201)	(476)
Inventories and other assets	(112)	(314)	(232)
Accounts payable and accrued expenses	144	192	444
Depreciation and amortization	1,966	1,904	1,820
Income taxes	123	(160)	(83)
Losses (gains) on sales of facilities	(23)	5	(29)
Losses on retirement of debt	4	135	335
Legal claim costs (benefits)	(246)	149	78
Amortization of debt issuance costs	34	35	42
Share-based compensation	251	239	163
Other	70	54	13

Net cash provided by operating activities	5,653	4,734	4,448

Cash flows from investing activities:
Purchase of property and equipment	(2,760)	(2,375)	(2,176)
Acquisition of hospitals and health care entities	(576)	(351)	(766)
Disposal of hospitals and health care entities	26	73	51
Change in investments	64	63	(37)
Other	6	7	10

Net cash used in investing activities	(3,240)	(2,583)	(2,918)

Cash flows from financing activities:
Issuances of long-term debt	5,400	5,548	5,502
Net change in revolving bank credit facilities	(110)	150	440
Repayment of long-term debt	(4,475)	(4,920)	(5,164)
Distributions to noncontrolling interests	(434)	(495)	(442)
Payment of debt issuance costs	(40)	(50)	(73)
Repurchases of common stock	(2,751)	(2,397)	(1,750)
Other	(98)	188	109

Net cash used in financing activities	(2,508)	(1,976)	(1,378)

Change in cash and cash equivalents	(95)	175	152
Cash and cash equivalents at beginning of period	741	566	414

Cash and cash equivalents at end of period	$646	$741	$566

Interest payments	$1,666	$1,650	$1,758
Income tax payments, net	$1,255	$1,186	$1,057

The accompanying notes are an integral part of the consolidated financial statements.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

HCA Holdings, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Holdings, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2016, these affiliates owned and operated 170 hospitals, 118 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Holdings, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Holdings, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include all subsidiaries and entities controlled by HCA. We generally define “control” as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The accounts of acquired entities are included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. Significant intercompany transactions have been eliminated. Investments in entities we do not control, but in which we have a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $373 million, $327 million and $285 million for the years ended December 31, 2016, 2015 and 2014, respectively.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Revenues

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies (includes plans offered through the health insurance exchanges), and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to uninsured accounts to record net self pay revenues at the estimated amounts we expect to collect. Our revenues from third party payers, the uninsured and other for the years ended December 31, are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2016	Ratio	2015	Ratio	2014	Ratio
Medicare	$8,895	21.4%	$8,654	21.8%	$8,354	22.6%
Managed Medicare	4,355	10.5	4,133	10.4	3,614	9.8
Medicaid	1,597	3.8	1,705	4.3	1,848	5.0
Managed Medicaid	2,478	6.0	2,234	5.6	1,923	5.2
Managed care and other insurers	23,441	56.5	21,882	55.2	20,066	54.4
International (managed care and other insurers)	1,195	2.9	1,295	3.3	1,311	3.6

	41,961	101.1	39,903	100.6	37,116	100.6
Uninsured	1,135	2.7	1,927	4.9	1,494	4.0
Other	1,651	4.0	1,761	4.4	1,477	4.0

Revenues before provision for doubtful accounts	44,747	107.8	43,591	109.9	40,087	108.6
Provision for doubtful accounts	(3,257)	(7.8)	(3,913)	(9.9)	(3,169)	(8.6)

Revenues	$41,490	100.0%	$39,678	100.0%	$36,918	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the respective year resulted in net increases to revenues of $31 million, $48 million and $50 million in 2016, 2015 and 2014, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in net increases to revenues of $90 million, $85 million and $53 million in 2016, 2015 and 2014, respectively.

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

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view charity care, uninsured discounts and the provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2016	Ratio	2015	Ratio	2014	Ratio
Charity care	$4,151	20%	$3,682	20%	$3,775	24%
Uninsured discounts	13,047	64	10,692	59	8,999	56
Provision for doubtful accounts	3,257	16	3,913	21	3,169	20

Total uncompensated care	$20,455	100%	$18,287	100%	$15,943	100%

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2016	2015	2014
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$35,304	$33,760	$31,478

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	13.5%	14.5%	15.5%

Total uncompensated care	$20,455	$18,287	$15,943
Multiply by the cost-to-charges ratio	13.5%	14.5%	15.5%

Estimated cost of total uncompensated care	$2,761	$2,652	$2,471

The sum of charity care, uninsured discounts and the provision for doubtful accounts, as a percentage of the sum of revenues, charity care, uninsured discounts and the provision for doubtful accounts was 33.0% for 2016, 31.5% for 2015 and 30.2% for 2014.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Recent Pronouncements (continued)

all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing revenue recognition guidance, will require significant management judgments and change the way many companies recognize revenue in their financial statements. In July 2015, the FASB decided to defer the effective date of the new revenue standard by one year to annual and interim periods beginning after December 15, 2017 for public entities and permit entities to adopt one year earlier if they choose. The FASB decided, based on its outreach to various stakeholders and continuing amendments to the new revenue standard, that a deferral was necessary to provide adequate time to effectively implement the new standard. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures. We believe the most significant impact will be to the presentation of our income statement where the provision for doubtful accounts will be recorded as a direct reduction to revenues and will not be presented as a separate line item. We expect to adopt the new standard using the full retrospective application, and we do not believe the adoption will have a significant impact on our recognition of net revenues for any period.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public business entities for annual and interim periods beginning after December 15, 2018 (calendar year 2019). Early adoption is permitted. ASU 2016-02’s transition provisions will be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU 2016-02 to determine how our financial statements will be affected, and we believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We are currently evaluating the provisions of ASU 2017-04 to determine how our goodwill impairment testing will be impacted and whether we may elect to adopt ASU 2017-04 prior to the stated effective date. The adoption of ASU 2017-04 would only impact our financial statements in situations where an impairment of a reporting unit’s assets is determined.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $565 million and $517 million at December 31, 2016 and 2015, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

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

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate to “uninsured” amounts due directly from patients (including copayment and deductible amounts from patients who have health care coverage). Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2016 and 2015, the allowance for doubtful accounts represented approximately 97.5% and 94.5%, respectively, of the $5.116 billion and $5.636 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts receivable were 50 days, 53 days and 54 days at December 31, 2016, 2015 and 2014, respectively. Changes in general economic conditions, patient accounting service center operations, payer mix, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $1.946 billion in 2016, $1.880 billion in 2015 and $1.798 billion in 2014. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

When events, circumstances or operating results indicate the carrying values of certain long-lived assets expected to be held and used might be impaired, we prepare projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and independent appraisals.

Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less costs to sell or close. The estimates of fair value are usually based upon recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

Investments of Insurance Subsidiaries

At December 31, 2016 and 2015, the investments of our 100% owned insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2016, 2015 and 2014. Since January 1, 2000, we have recognized total goodwill impairments of $102 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

During 2016, goodwill increased by $41 million related to acquisitions and declined by $49 million related to sales, foreign currency translation and other adjustments. During 2015, goodwill increased by $323 million related to acquisitions and declined by $2 million related to foreign currency translation and other adjustments.

During 2016, identifiable intangible assets declined by $19 million due to amortization, foreign currency translation and other adjustments. During 2015, identifiable intangible assets increased by $22 million related to acquisitions and declined by $22 million due to amortization, foreign currency translation and other adjustments. Identifiable intangible assets are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of identifiable intangible assets at both December 31, 2016 and 2015 was $184 million and accumulated amortization was $79 million and $60 million, respectively. The gross carrying amount of indefinite-lived identifiable intangible assets at both December 31, 2016 and 2015 was $269 million. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

Debt Issuance Costs

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of debt issuance costs at December 31, 2016 and 2015 was $334 million and $318 million, respectively, and accumulated amortization was $164 million and $151 million, respectively. Amortization of debt issuance costs is included in interest expense and was $34 million, $35 million and $42 million for 2016, 2015 and 2014, respectively.

Professional Liability Claims

Reserves for professional liability risks were $1.539 billion and $1.465 billion at December 31, 2016 and 2015, respectively. The current portion of the reserves, $391 million and $350 million at December 31, 2016 and 2015, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $430 million, $344 million and $395 million for 2016, 2015 and 2014, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,700 individual claims at both December 31, 2016 and 2015 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Claims (continued)

or litigated. During 2016 and 2015, $357 million and $305 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

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

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $36 million and $35 million at December 31, 2016 and 2015, respectively, recorded in “other assets,” and $9 million at both December 31, 2016 and 2015 recorded in “other current assets.”

Financial Instruments

Derivative financial instruments are employed to manage interest rate risks, and are not used for trading or speculative purposes. We recognize our interest rate swap derivative instruments in the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically in stockholders’ equity, as a component of other comprehensive income (loss), provided the derivative financial instrument qualifies for hedge accounting. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income (loss), and subsequently reclassified to earnings to offset the impact of the forecasted transactions when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income (loss) is recognized in earnings and generally the derivative is terminated.

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

We recognized $12 million, $47 million and $125 million of electronic health record incentive income during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plan

The 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (the “Stock Incentive Plan”), is designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel and to motivate them to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. Portions of the options, stock appreciation rights (“SARs”) and restricted share units (“RSUs”) granted under the Stock Incentive Plan vest solely based upon continued employment over a specific period of time, and portions of the options, SARs and RSUs, and all performance share units (“PSUs”) vest based both upon continued employment over a specific period of time and upon the achievement of predetermined financial targets over time. We granted 1,601,300 and 1,746,300 SARs and 2,628,500 and 3,105,000 RSUs and PSUs under the Stock Incentive Plan during 2016 and 2015, respectively. At December 31, 2016, there were 11,957,900 stock options and SARs outstanding and exercisable, and there were 25,007,100 shares available for future grants under the Stock Incentive Plan.

Employee Stock Purchase Plan

The HCA Holdings, Inc. Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders of the Company during the April 2014 Annual Meeting with 12,000,000 shares of our common stock reserved for issuance thereunder. The ESPP provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2016, 9,720,000 shares of common stock were reserved for issuance under the ESPP provisions. During 2016 and 2015, the Company recognized $8 million of compensation expense for each year related to the ESPP.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR, RSU and PSU Activity (continued)

Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using historical stock price information for our common stock and that of certain peer group companies, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected share-based award life on the date of grant. The expected life is an estimate of the number of years a share-based award will be held before it is exercised.

	2016	2015	2014
Risk-free interest rate	1.70%	1.59%	1.96%
Expected volatility	36%	36%	37%
Expected life, in years	6.25	6.25	6.25
Expected dividend yield	—	—	—

Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2016, 2015 and 2014 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options and SARs outstanding, December 31, 2013	16,809	18,377	35,186	$15.82
Granted	1,723	1,722	3,445	48.56
Exercised	(3,322)	(5,234)	(8,556)	9.15
Cancelled	(159)	(121)	(280)	29.54

Options and SARs outstanding, December 31, 2014	15,051	14,744	29,795	21.39
Granted	1,746	—	1,746	69.16
Exercised	(4,093)	(3,988)	(8,081)	12.77
Cancelled	(539)	(329)	(868)	32.59

Options and SARs outstanding, December 31, 2015	12,165	10,427	22,592	27.73
Granted	1,601	—	1,601	69.96
Exercised	(2,521)	(4,171)	(6,692)	15.85
Cancelled	(309)	(126)	(435)	55.17

Options and SARs outstanding, December 31, 2016	10,936	6,130	17,066	35.65	5.5 years	$655

Options and SARs exercisable, December 31, 2016	7,015	4,943	11,958	$26.15	4.5 years	$573

The weighted average fair values of stock options and SARs granted during 2016, 2015 and 2014 were $26.60, $26.10 and $19.13 per share, respectively. The total intrinsic value of stock options and SARs exercised in the year ended December 31, 2016 was $398 million. As of December 31, 2016, the unrecognized compensation cost related to nonvested stock options and SARs was $70 million.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR, RSU and PSU Activity (continued)

Information regarding Time RSUs, Performance RSUs and PSUs activity during 2016, 2015 and 2014 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2013	5,099	2,399	—	7,498	$33.30
Granted	2,603	1,229	—	3,832	48.53
Vested	(1,423)	(692)	—	(2,115)	32.56
Cancelled	(384)	(155)	—	(539)	38.30

RSUs and PSUs outstanding, December 31, 2014	5,895	2,781	—	8,676	39.89
Granted	1,694	—	1,411	3,105	69.43
Vested	(1,953)	(928)	—	(2,881)	37.61
Cancelled	(334)	(113)	(40)	(487)	47.26

RSUs and PSUs outstanding, December 31, 2015	5,302	1,740	1,371	8,413	51.15
Granted	1,450	—	1,178	2,628	69.95
Vested	(2,242)	(870)	—	(3,112)	41.71
Cancelled	(399)	(80)	(163)	(642)	59.66

RSUs and PSUs outstanding, December 31, 2016	4,111	790	2,386	7,287	61.21

As of December 31, 2016, the unrecognized compensation cost related to RSUs and PSUs was $277 million.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

During 2016, we paid $343 million to acquire three hospital facilities and $233 million to acquire nonhospital health care entities. During 2015, we paid $15 million to acquire a hospital and $336 million to acquire nonhospital health care entities. During 2014, we paid $161 million to acquire three hospitals and $605 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $41 million, $323 million and $542 million in 2016, 2015 and 2014, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2016, we received proceeds of $26 million and recognized a net pretax gain of $23 million ($19 million after tax) related to sales of real estate and other investments. During 2015, we received proceeds of $73 million and recognized a net pretax loss of $5 million ($3 million after tax) related to the sale of a hospital facility and sales of real estate and other investments. During 2014, we received proceeds of $51 million and recognized a net pretax gain of $29 million ($18 million after tax) related to the sale of a hospital facility and sales of real estate and other investments.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2016	2015	2014
Current:
Federal	$1,129	$1,259	$916
State	125	119	102
Foreign	37	40	52
Deferred:
Federal	75	(163)	3
State	(5)	(27)	(5)
Foreign	17	33	40

	$1,378	$1,261	$1,108

Our provision for income taxes for the year ended December 31, 2016 included tax benefits of $162 million related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, we no longer record excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefits for the years ending December 31, 2015 and 2014, related to the settlement of employee equity awards, were $222 million and $150 million, respectively, and were recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, as previously required. We have elected to apply the change to the statement of cash flows presentation prospectively.

During 2016, the IRS completed its examination of our 2011 and 2012 tax years, resolving all outstanding federal tax issues. We reduced our provision for income taxes for the year ended December 31, 2016 by $51 million, including interest (net of tax), as a result of this resolution. The provision for income taxes reflects $15 million of reductions in interest expense (net of tax) and $7 million and $6 million of interest expense (net of tax) related to taxing authority examinations for the years ended December 31, 2016, 2015 and 2014, respectively. Our foreign pretax income was $149 million, $178 million and $238 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	1.6	2.3
Change in liability for uncertain tax positions	(1.0)	0.2	0.5
Tax benefit from settlements of employee equity awards	(3.6)	—	—
Other items, net	(0.2)	0.4	(0.6)

Effective income tax rate on income applicable to HCA Holdings, Inc.	32.3	37.2	37.2
Income attributable to noncontrolling interests from consolidated partnerships	(3.6)	(5.3)	(5.4)

Effective income tax rate on income before income taxes	28.7%	31.9%	31.8%

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2016		2015
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$235	$—	$222
Allowances for professional liability and other risks	495	—	443	—
Accounts receivable	351	—	363	—
Compensation	359	—	334	—
Other	794	918	845	820

	$1,999	$1,153	$1,985	$1,042

At December 31, 2016, federal and state net operating loss carryforwards (expiring in years 2019 through 2035) available to offset future taxable income approximated $94 million and $103 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2016	2015
Balance at January 1	$487	$503
Additions based on tax positions related to the current year	11	13
Additions for tax positions of prior years	8	22
Reductions for tax positions of prior years	(18)	(45)
Settlements	(101)	—
Lapse of applicable statutes of limitations	(10)	(6)

Balance at December 31	$377	$487

Our liability for unrecognized tax benefits was $418 million, including accrued interest of $45 million and excluding $4 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2016 ($554 million, $73 million and $6 million, respectively, as of December 31, 2015). Unrecognized tax benefits of $137 million ($233 million as of December 31, 2015) would affect the effective rate, if recognized.

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

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs, RSUs and PSUs, computed using the treasury stock method. During 2016, 2015 and 2014, we repurchased 36.325 million shares, 31.991 million shares and 28.583 million shares, respectively, of our common stock. The following table sets forth the computations of

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — EARNINGS PER SHARE (continued)

basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (dollars and shares in millions, except per share amounts):

	2016	2015	2014
Net income attributable to HCA Holdings, Inc.	$2,890	$2,129	$1,875

Weighted average common shares outstanding	383.591	414.193	435.668
Effect of dilutive incremental shares	12.260	12.528	14.684

Shares used for diluted earnings per share	395.851	426.721	450.352

Earnings per share:
Basic earnings per share	$7.53	$5.14	$4.30
Diluted earnings per share	$7.30	$4.99	$4.16

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2016
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$345	$9	$(1)	$353
Money market funds	28	—	—	28

	373	9	(1)	381
Equity securities	1	3	—	4

	$374	$12	$(1)	385

Amounts classified as current assets				(49)

Investment carrying value				$336

	2015
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$428	$17	$(1)	$444
Money market funds	34	—	—	34

	462	17	(1)	478
Equity securities	—	4	—	4

	$462	$21	$(1)	482

Amounts classified as current assets				(50)

Investment carrying value				$432

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

At December 31, 2016 and 2015, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at December 31, 2016 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$91	$91
Due after one year through five years	95	97
Due after five years through ten years	159	165
Due after ten years	28	28

	$373	$381

The average expected maturity of the investments in debt securities at December 31, 2016 was 3.7 years, compared to the average scheduled maturity of 5.3 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2016 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$1,000	December 2017	$(12)
Pay-fixed interest rate swaps	2,000	December 2021	31

During the next 12 months, we estimate $23 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the year ended December 31, 2016 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$12	Interest expense	$109

NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) emphasizes fair value is a market-based measurement, and fair value measurements should be determined based on the assumptions market participants would use in pricing assets or liabilities. ASC 820 utilizes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

Cash Traded Investments

Our cash traded investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Certain types of cash traded instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. The valuation of these securities involves the consideration of market factors and management’s judgment.

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at December 31, 2016 and 2015, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2016
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$353	$—	$347	$6
Money market funds	28	28	—	—

	381	28	347	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	385	32	347	6
Less amounts classified as current assets	(49)	(28)	(21)	—

	$336	$4	$326	$6

Interest rate swaps (Other)	$31	$—	$31	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$12	$—	$12	$—

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

The estimated fair value of our long-term debt was $32.833 billion and $31.411 billion at December 31, 2016 and 2015, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $31.546 billion and $30.655 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 9 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2016, follows (dollars in millions):

	2016	2015
Senior secured asset-based revolving credit facility (effective interest rate of 2.2%)	$2,920	$3,030
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 4.1%)	3,981	5,639
Senior secured notes (effective interest rate of 5.4%)	13,800	11,100
Other senior secured debt (effective interest rate of 5.8%)	593	634

Senior secured debt	21,294	20,403
Senior unsecured notes (effective interest rate of 6.5%)	10,252	10,252
Net debt issuance costs	(170)	(167)

Total debt (average life of 6.3 years, rates averaging 5.3%)	31,376	30,488
Less amounts due within one year	216	233

	$31,160	$30,255

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

Senior Secured Credit Facilities And Other Senior Secured Debt

We have entered into the following senior secured credit facilities: (i) a $3.250 billion asset-based revolving credit facility maturing on March 7, 2019 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($2.920 billion outstanding at December 31, 2016) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on February 26, 2019 (none outstanding at December 31, 2016 without giving effect to certain outstanding letters of credit); (iii) a $1.295 billion senior secured term loan A-5 facility maturing on June 10, 2020; (iv) a $1.489 billion senior secured term loan B-6 facility maturing on March 18, 2023; and (v) a $1.197 billion senior secured term loan B-7 facility maturing on February 15, 2024. We refer to the facilities described under (ii) through (v) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”

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

Senior secured notes consists of (i) $3.000 billion aggregate principal amount of 6.50% first lien notes due 2020; (ii) $1.350 billion aggregate principal amount of 5.875% first lien notes due 2022; (iii) $1.250 billion aggregate principal amount of 4.75% first lien notes due 2023; (iv) $1.500 billion aggregate principal amount of 3.75% first lien notes due 2019; (v) $2.000 billion aggregate principal amount of 5.00% first lien notes due 2024; (vi) $600 million aggregate principal amount of 4.25% first lien notes due 2019; (vii) $1.400 billion aggregate principal amount of 5.25% first lien notes due 2025; (viii) $1.500 billion aggregate principal amount of 5.25% first lien notes due 2026; and (ix) $1.200 billion aggregate principal amount of 4.50% first lien notes due 2027. Capital leases and other secured debt totaled $593 million at December 31, 2016.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2016, we had entered into effective interest rate swap agreements, in a total notional amount of $3.000 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facilities. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

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

Maturities of long-term debt in years 2018 through 2021, excluding amounts under the ABL credit facility, are $691 million, $2.264 billion, $4.163 billion and $1.065 billion, respectively.

NOTE 10 — CONTINGENCIES AND LEGAL CLAIM COSTS

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us which may not be covered by insurance. We are also subject to claims by various taxing authorities for additional taxes and related interest and penalties. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations, financial position or liquidity.

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

Health Midwest Litigation (continued)

capital expenditures and uncompensated care agreed to in connection with HCA’s purchase of hospitals from Health Midwest in 2003. The central issue in the case was whether HCA’s construction of new hospitals counted towards its $450 million five-year capital commitment. In addition, the plaintiff alleged that HCA did not make its required capital expenditures in a timely fashion. On January 24, 2013, the court ruled in favor of the plaintiff and awarded at least $162 million. The court also ordered a court-supervised accounting of HCA’s capital expenditures, as well as of expenditures on charity and uncompensated care during the ten years following the purchase. The court also indicated it would award plaintiff attorneys fees, which the parties stipulated were approximately $12 million for the trial phase. HCA recorded $175 million of legal claim costs in the fourth quarter of 2012 related to this ruling, and consistent with the judge’s order, accrued interest on that sum at 9% per annum. On April 25, 2014, the parties stipulated to an additional $78 million shortfall relating to the capital expenditures issue. HCA recorded $78 million of legal claims costs in the first quarter of 2014 as a result of the stipulation, and accrued interest on that amount at 9% per annum. Pursuant to the terms of the stipulation, the parties preserved their respective rights to contest the judge’s underlying ruling, whether through motions in the trial court or on appeal. On February 9, 2015, the parties reached an agreement to settle the part of their dispute relating to charity and uncompensated care for $15 million. The foundation is required to use that amount, net of attorneys’ fees, for charitable activities in the Kansas City area. The parties also agreed on an additional amount for attorneys’ fees for the plaintiff for the accounting phase of the case. The parties filed post-trial motions, on which the court ruled on October 21, 2015. The court denied defendants’ motion to have the court change its rulings on liability and damages related to the capital expenditures issue. The court granted the plaintiff’s motion for an award of additional pre-judgment interest, but did not specify whether the interest awarded was simple interest or would be compounded. The court subsequently concluded that interest was to be compounded, and on December 9, 2015, the court entered judgment in the case in the total sum of $434 million, with interest continuing to accrue at 9% per annum, compounded annually, from and after November 19, 2015, until the matter is resolved. On January 15, 2016, HCA filed a Notice of Appeal in the Missouri Court of Appeals for the Western District, and oral arguments were presented during December 2016. On January 17, 2017, the Court of Appeals issued an opinion that partly affirmed and partly overruled the trial court. The Court of Appeals ruled that the construction of new hospitals did qualify as capital expenditures, and that HCA had met its overall $450 million five-year capital commitment. The Court of Appeals ruled, however, that certain interim milestones were not properly met, and consequently found HCA liable to the foundation for a shortfall amount plus attorneys’ fees. The Court of Appeals reversed the trial court on the issues of pre-judgement interest and compounding of interest. It entered a modified judgement in the amount of $188 million, plus post-judgement interest accruing at 9% per annum, simple interest, beginning in December 2015. The parties subsequently reached a settlement whereby each side gave up their rights to seek further review in the Missouri Supreme Court in return for payment by HCA of $188 million (no interest was paid in the settlement), which payment was made on February 1, 2017. The settlement agreement enabled HCA to reduce the accrual for this claim by $290 million and resulted in the recognition of net legal claim benefits of $246 million for the year ended December 31, 2016.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — LEASES

We lease medical office buildings and certain equipment under operating lease agreements. Commitments relating to noncancellable operating leases for each of the next five years and thereafter are as follows (dollars in millions):

For the Year Ended December 31,
2017	$288
2018	270
2019	227
2020	189
2021	138
Thereafter	938

2,050
Less sublease income	(14)

$2,036

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

Share Repurchase Transactions

During November 2016, our board of directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During May 2016, the Company repurchased 9.361 million shares of its common stock beneficially owned by affiliates of Kohlberg Kravis Roberts & Co. at a purchase price of $80.12 per share, the closing price of the Company’s common stock on the New York Stock Exchange on May 10, 2016, less a discount of 1%. During 2016, we also repurchased 26.964 million shares of our common stock at an average price of $74.20 per share through market purchases, resulting in total repurchases of 36.325 million shares of our common stock at an average price of $75.72 per share for the year ended December 31, 2016 pursuant to the $3 billion October 2015 (which was completed during the fourth quarter of 2016) and the $2 billion November 2016 share repurchase programs. At December 31, 2016, we had $1.853 billion of repurchase authorization available under the November 2016 authorization.

During October 2015, May 2015 and February 2015, our board of directors authorized share repurchase programs for up to $3 billion, $1 billion and $1 billion, respectively, of our outstanding common stock. During April 2015, the Company entered into an agreement to repurchase 3.806 million shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC (the “Bain Entities”) and certain charitable organizations that received shares of common stock as charitable contributions from certain partners and other employees of the Bain Entities at a purchase price of $77.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 17, 2015, less a discount of 1% (the “Share Repurchase”). The Share Repurchase was made pursuant to the February 2015 authorization. During 2015, we also repurchased 28.185 million shares of our common stock at an average price of $74.62 per share through market purchases, resulting in total repurchases pursuant to the October 2015, May 2015 and February 2015

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — CAPITAL STOCK (continued)

Share Repurchase Transactions (continued)

authorizations of 31.991 million shares of our common stock at an average price of $74.93 per share. At December 31, 2015, we had no repurchase authorization remaining under the $1.0 billion May 2015 and $1.0 billion February 2015 authorizations and $2.603 billion of repurchase authorization available under the $3.0 billion October 2015 authorization.

During December 2014, the Company entered into an agreement to repurchase 7.613 million shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC at a purchase price of $73.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on December 5, 2014, less a discount of 1%. The repurchase was made pursuant to the Company’s $1 billion repurchase program adopted by the Company’s board of directors in October 2014 which was completed during the fourth quarter of 2014 through market purchases of an additional 6.416 million shares of our common stock at an average purchase price of $68.96 per share (14.029 million total shares repurchased at an average purchase price of $71.29 per share).

During May 2014, certain of the Company’s stockholders, consisting principally of affiliates of, or funds sponsored by, Bain Capital Partners, LLC and Kohlberg Kravis Roberts & Co. (the “Selling Stockholders”), sold in an underwritten secondary offering, 15 million shares from their holdings of the Company’s common stock. The Selling Shareholders received all the proceeds from this offering. Concurrent with the closing of the secondary offering, we repurchased approximately $750 million of additional shares (14.555 million shares) of our common stock from the Selling Stockholders at the net offering price ($51.53 per share).

NOTE 13 — EMPLOYEE BENEFIT PLANS

We maintain defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $444 million for 2016, $432 million for 2015 and $404 million for 2014. Our contributions are funded periodically during each year.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $20 million for 2016, $20 million for 2015 and $31 million for 2014. Accrued benefits liabilities under this plan totaled $175 million at December 31, 2016 and $164 million at December 31, 2015.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $22 million for 2016, $33 million for 2015 and $31 million for 2014. Accrued benefits liabilities under this plan totaled $222 million at December 31, 2016 and $207 million at December 31, 2015.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $21 million for 2016, $25 million for 2015, and $13 million for 2014. Accrued benefits liabilities under these plans totaled $111 million at December 31, 2016 and $131 million at December 31, 2015.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. At December 31, 2016, the National Group included 84 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group included 80 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, legal claim costs (benefits), income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets are summarized in the following table (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
National Group	$19,845	$18,756	$17,335
American Group	19,648	18,872	17,532
Corporate and other	1,997	2,050	2,051

	$41,490	$39,678	$36,918

Equity in earnings of affiliates:
National Group	$(20)	$(7)	$(15)
American Group	(38)	(32)	(31)
Corporate and other	4	(7)	3

	$(54)	$(46)	$(43)

Adjusted segment EBITDA:
National Group	$4,565	$4,271	$3,848
American Group	4,177	4,207	4,025
Corporate and other	(524)	(563)	(445)

	$8,218	$7,915	$7,428

Depreciation and amortization:
National Group	$806	$769	$749
American Group	905	886	840
Corporate and other	255	249	231

	$1,966	$1,904	$1,820

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Years Ended December 31,
	2016	2015	2014
Adjusted segment EBITDA	$8,218	$7,915	$7,428
Depreciation and amortization	1,966	1,904	1,820
Interest expense	1,707	1,665	1,743
Losses (gains) on sales of facilities	(23)	5	(29)
Losses on retirement of debt	4	135	335
Legal claim costs (benefits)	(246)	249	78

Income before income taxes	$4,810	$3,957	$3,481

	December 31,
	2016	2015	2014
Assets:
National Group	$12,320	$11,332	$10,590
American Group	16,199	15,240	15,091
Corporate and other	5,239	6,172	5,299

	$33,758	$32,744	$30,980

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2013	$1,104	$4,190	$609	$5,903
Acquisitions	72	428	48	548
Foreign currency translation, amortization and other	(6)	(4)	(25)	(35)

Balance at December 31, 2014	1,170	4,614	632	6,416
Acquisitions	318	27	—	345
Foreign currency translation, amortization and other	(7)	(3)	(20)	(30)

Balance at December 31, 2015	1,481	4,638	612	6,731
Acquisitions	—	33	8	41
Sales, foreign currency translation, amortization and other	(23)	(10)	(35)	(68)

Balance at December 31, 2016	$1,458	$4,661	$585	$6,704

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2013	$7	$11	$(88)	$(187)	$(257)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	6	—	—	—	6
Foreign currency translation adjustments, net of $27 income tax benefit	—	(47)	—	—	(47)
Defined benefit plans, net of $59 income tax benefit	—	—	(99)	—	(99)
Change in fair value of derivative instruments, net of $13 income tax benefit	—	—	—	(23)	(23)
Expense reclassified into operations from other comprehensive income, net of $8 and $48, respectively, income tax benefits	—	—	13	84	97

Balances at December 31, 2014	13	(36)	(174)	(126)	(323)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	—	—	—	—	—
Foreign currency translation adjustments, net of $25 income tax benefit	—	(38)	—	—	(38)
Defined benefit plans, net of $11 of income taxes	—	—	19	—	19
Change in fair value of derivative instruments, net of $14 income tax benefit	—	—	—	(22)	(22)
Expense reclassified into operations from other comprehensive income, net of $12 and $46, respectively, income tax benefits	—	—	20	79	99

Balances at December 31, 2015	13	(74)	(135)	(69)	(265)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(6)	—	—	—	(6)
Foreign currency translation adjustments, net of $87 income tax benefit	—	(137)	—	—	(137)
Defined benefit plans, net of $13 income tax benefit	—	—	(22)	—	(22)
Change in fair value of derivative instruments, net of $8 of income taxes	—	—	—	12	12
Expense reclassified into operations from other comprehensive income, net of $7 and $40, respectively, income tax benefits	—	—	11	69	80

Balances at December 31, 2016	$7	$(211)	$(146)	$12	$(338)

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2016	2015
Professional liability risks	$391	$350
Interest	409	365
Taxes other than income	283	277
Other	952	888

	$2,035	$1,880

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2014	$5,488	$3,169	$(3,646)	$5,011
Year ended December 31, 2015	5,011	3,913	(3,598)	5,326
Year ended December 31, 2016	5,326	3,257	(3,595)	4,988

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

Our condensed consolidating balance sheets at December 31, 2016 and 2015 and condensed consolidating statements of comprehensive income and cash flows for each of the three years in the period ended December 31, 2016, segregating HCA Holdings, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$22,906	$21,841	$—	$44,747
Provision for doubtful accounts	—	—	1,885	1,372	—	3,257

Revenues	—	—	21,021	20,469	—	41,490

Salaries and benefits	—	—	9,435	9,462	—	18,897
Supplies	—	—	3,607	3,326	—	6,933
Other operating expenses	6	—	3,474	4,028	—	7,508
Electronic health record incentive income	—	—	(6)	(6)	—	(12)
Equity in earnings of affiliates	(2,738)	—	(6)	(48)	2,738	(54)
Depreciation and amortization	—	—	950	1,016	—	1,966
Interest expense	64	2,756	(891)	(222)	—	1,707
Losses (gains) on sales of facilities	—	—	3	(26)	—	(23)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim benefits	—	(246)	—	—	—	(246)
Management fees	—	—	(763)	763	—	—

	(2,668)	2,514	15,803	18,293	2,738	36,680

Income (loss) before income taxes	2,668	(2,514)	5,218	2,176	(2,738)	4,810
Provision (benefit) for income taxes	(222)	(928)	1,891	637	—	1,378

Net income (loss)	2,890	(1,586)	3,327	1,539	(2,738)	3,432
Net income attributable to noncontrolling interests	—	—	92	450	—	542

Net income (loss) attributable to HCA Holdings, Inc.	$2,890	$(1,586)	$3,235	$1,089	$(2,738)	$2,890

Comprehensive income (loss) attributable to HCA Holdings, Inc.	$2,817	$(1,505)	$3,224	$946	$(2,665)	$2,817

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$110	$536	$—	$646
Accounts receivable, net	—	—	3,028	2,798	—	5,826
Inventories	—	—	890	613	—	1,503
Other	—	—	445	666	—	1,111

	—	—	4,473	4,613	—	9,086

Property and equipment, net	—	—	8,463	7,889	—	16,352
Investments of insurance subsidiaries	—	—	—	336	—	336
Investments in and advances to affiliates	27,045	—	16	190	(27,045)	206
Goodwill and other intangible assets	—	—	1,728	4,976	—	6,704
Other	877	—	34	163	—	1,074

	$27,922	$—	$14,714	$18,167	$(27,045)	$33,758

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,439	$879	$—	$2,318
Accrued salaries	—	—	704	561	—	1,265
Other accrued expenses	29	572	464	970	—	2,035
Long-term debt due within one year	—	97	60	59	—	216

	29	669	2,667	2,469	—	5,834

Long-term debt, net	993	29,693	199	275	—	31,160
Intercompany balances	33,784	(10,277)	(26,447)	2,940	—	—
Professional liability risks	—	—	—	1,148	—	1,148
Income taxes and other liabilities	418	12	387	432	—	1,249

	35,224	20,097	(23,194)	7,264	—	39,391
Stockholders’ (deficit) equity attributable to HCA Holdings, Inc.	(7,302)	(20,097)	37,752	9,390	(27,045)	(7,302)
Noncontrolling interests	—	—	156	1,513	—	1,669

	(7,302)	(20,097)	37,908	10,903	(27,045)	(5,633)

	$27,922	$—	$14,714	$18,167	$(27,045)	$33,758

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

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,890	$(1,586)	$3,327	$1,539	$(2,738)	$3,432
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(25)	39	(1,991)	(1,238)	—	(3,215)
Provision for doubtful accounts	—	—	1,885	1,372	—	3,257
Depreciation and amortization	—	—	950	1,016	—	1,966
Income taxes	123	—	—	—	—	123
Losses (gains) on sales of facilities	—	—	3	(26)	—	(23)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim benefits	—	(246)	—	—	—	(246)
Amortization of debt issuance costs	1	33	—	—	—	34
Share-based compensation	—	—	251	—	—	251
Equity in earnings of affiliates	(2,738)	—	—	—	2,738	—
Other	71	—	—	(1)	—	70

Net cash provided by (used in) operating activities	322	(1,756)	4,425	2,662	—	5,653

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,120)	(1,640)	—	(2,760)
Acquisition of hospitals and health care entities	—	—	(195)	(381)	—	(576)
Disposal of hospitals and health care entities	—	—	10	16	—	26
Change in investments	—	—	(15)	79	—	64
Other	—	—	—	6	—	6

Net cash used in investing activities	—	—	(1,320)	(1,920)	—	(3,240)

Cash flows from financing activities:
Issuance of long-term debt	—	5,400	—	—	—	5,400
Net change in revolving bank credit facilities	—	(110)	—	—	—	(110)
Repayment of long-term debt	—	(4,358)	(72)	(45)	—	(4,475)
Distributions to noncontrolling interests	—	—	(64)	(370)	—	(434)
Payment of debt issuance costs	—	(40)	—	—	—	(40)
Repurchases of common stock	(2,751)	—	—	—	—	(2,751)
Changes in intercompany balances with affiliates, net	2,532	864	(3,014)	(382)	—	—
Other	(103)	—	—	5	—	(98)

Net cash (used in) provided by financing activities	(322)	1,756	(3,150)	(792)	—	(2,508)

Change in cash and cash equivalents	—	—	(45)	(50)	—	(95)
Cash and cash equivalents at beginning of period	—	—	155	586	—	741

Cash and cash equivalents at end of period	$—	$—	$110	$536	$—	$646

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,129	$(1,625)	$3,062	$1,482	$(2,352)	$2,696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(12)	44	(2,537)	(1,731)	—	(4,236)
Provision for doubtful accounts	—	—	2,099	1,814	—	3,913
Depreciation and amortization	—	—	915	989	—	1,904
Income taxes	(160)	—	—	—	—	(160)
Losses (gains) on sales of facilities	—	—	(2)	7	—	5
Losses on retirement of debt	122	13	—	—	—	135
Legal claim costs	20	129	—	—	—	149
Amortization of debt issuance costs	3	32	—	—	—	35
Share-based compensation	—	—	239	—	—	239
Equity in earnings of affiliates	(2,352)	—	—	—	2,352	—
Other	66	3	(4)	(11)	—	54

Net cash provided by (used in) operating activities	(184)	(1,404)	3,772	2,550	—	4,734

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,248)	(1,127)	—	(2,375)
Acquisition of hospitals and health care entities	—	—	(51)	(300)	—	(351)
Disposal of hospitals and health care entities	—	—	48	25	—	73
Change in investments	—	—	9	54	—	63
Other	—	—	(6)	13	—	7

Net cash used in investing activities	—	—	(1,248)	(1,335)	—	(2,583)

Cash flows from financing activities:
Issuance of long-term debt	—	5,548	—	—	—	5,548
Net change in revolving bank credit facilities	—	150	—	—	—	150
Repayment of long-term debt	(1,632)	(3,189)	(59)	(40)	—	(4,920)
Distributions to noncontrolling interests	—	—	(85)	(410)	—	(495)
Payment of debt issuance costs	—	(50)	—	—	—	(50)
Repurchases of common stock	(2,397)	—	—	—	—	(2,397)
Changes in intercompany balances with affiliates, net	4,006	(1,055)	(2,312)	(639)	—	—
Other	207	—	—	(19)	—	188

Net cash (used in) provided by financing activities	184	1,404	(2,456)	(1,108)	—	(1,976)

Change in cash and cash equivalents	—	—	68	107	—	175
Cash and cash equivalents at beginning of period	—	—	87	479	—	566

Cash and cash equivalents at end of period	$—	$—	$155	$586	$—	$741

HCA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)

HCA HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(Dollars in millions)

	HCA Holdings, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,875	$(1,627)	$2,681	$1,447	$(2,003)	$2,373
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(11)	(12)	(1,972)	(1,438)	—	(3,433)
Provision for doubtful accounts	—	—	1,777	1,392	—	3,169
Depreciation and amortization	—	—	888	932	—	1,820
Income taxes	(83)	—	—	—	—	(83)
Gains on sales of facilities	—	—	(25)	(4)	—	(29)
Losses on retirement of debt	—	335	—	—	—	335
Legal claim costs	—	78	—	—	—	78
Amortization of debt issuance costs	3	39	—	—	—	42
Share-based compensation	—	—	163	—	—	163
Equity in earnings of affiliates	(2,003)	—	—	—	2,003	—
Other	—	18	—	(5)	—	13

Net cash (used in) provided by operating activities	(219)	(1,169)	3,512	2,324	—	4,448

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,189)	(987)	—	(2,176)
Acquisition of hospitals and health care entities	—	—	(34)	(732)	—	(766)
Disposal of hospitals and health care entities	—	—	41	10	—	51
Change in investments	—	—	32	(69)	—	(37)
Other	—	—	—	10	—	10

Net cash used in investing activities	—	—	(1,150)	(1,768)	—	(2,918)

Cash flows from financing activities:
Issuance of long-term debt	—	5,500	—	2	—	5,502
Net change in revolving bank credit facilities	—	440	—	—	—	440
Repayment of long-term debt	—	(5,086)	(50)	(28)	—	(5,164)
Distributions to noncontrolling interests	—	—	(65)	(377)	—	(442)
Payment of debt issuance costs	—	(73)	—	—	—	(73)
Repurchases of common stock	(1,750)	—	—	—	—	(1,750)
Changes in intercompany balances with affiliates, net	1,841	388	(2,272)	43	—	—
Other	128	—	—	(19)	—	109

Net cash provided by (used in) financing activities	219	1,169	(2,387)	(379)	—	(1,378)

Change in cash and cash equivalents	—	—	(25)	177	—	152
Cash and cash equivalents at beginning of period	—	—	112	302	—	414

Cash and cash equivalents at end of period	$—	$—	$87	$479	$—	$566

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

Reconciliations of the HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit presentation to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit presentation for the years ended December 31, 2016, 2015 and 2014 are as follows (dollars in millions):

	2016	2015	2014
Presentation in HCA Holdings, Inc. Consolidated Statements of Stockholders’ Deficit:
Share-based benefit plans	$233	$523	$321
Other	(2)	(18)	(6)

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Holdings, Inc., net of contributions to HCA Holdings, Inc.	$231	$505	$315

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the table above, the separate consolidated financial statements of Healthtrust are not presented.

HCA HOLDINGS, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

(Dollars in millions)

	2016
	First		Second		Third		Fourth
Revenues	$10,260		$10,319		$10,270		$10,641
Net income	$811	(a)	$791	(b)	$745	(c)	$1,085	(d)
Net income attributable to HCA Holdings, Inc.	$694	(a)	$658	(b)	$618	(c)	$920	(d)
Basic earnings per share	$1.75		$1.70		$1.63		$2.46
Diluted earnings per share	$1.69		$1.65		$1.59		$2.39

	2015
	First		Second		Third		Fourth
Revenues	$9,676		$9,897		$9,856		$10,249
Net income	$720	(e)	$665	(f)	$573	(g)	$738	(h)
Net income attributable to HCA Holdings, Inc.	$591	(e)	$507	(f)	$449	(g)	$582	(h)
Basic earnings per share	$1.41		$1.22		$1.08		$1.44
Diluted earnings per share	$1.36		$1.18		$1.05		$1.40

(a)	First quarter results include $2 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $7 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).
(b)	Second quarter results include $4 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $7 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).
(c)	Third quarter results include $2 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements), $2 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements) and $7 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).
(d)	Fourth quarter results include $15 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $176 million of legal claim benefits (See Note 10 of the notes to consolidated financial statements).
(e)	First quarter results include $6 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(f)	Second quarter results include $3 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $79 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements).
(g)	Third quarter results include $2 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $49 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).
(h)	Fourth quarter results include $4 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements), $7 million of loss on retirement of debt (See Note 9 of the notes to consolidated financial statements) and $108 million of legal claim costs (See Note 10 of the notes to consolidated financial statements).