Form 10-Q
period 2017-03-31
HCA Healthcare, Inc.
filed 2017-05-09
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-11239

HCA Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3865930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Plaza Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

(615) 344-9551

(Registrant’s telephone number, including area code)

HCA Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2017
Voting common stock, $.01 par value	366,904,600 shares

HCA HEALTHCARE, INC.

Form 10-Q

March 31, 2017

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

Unaudited

(Dollars in millions, except per share amounts)

	2017	2016
Revenues before provision for doubtful accounts	$11,383	$11,050
Provision for doubtful accounts	760	790

Revenues	10,623	10,260

Salaries and benefits	4,901	4,702
Supplies	1,797	1,714
Other operating expenses	1,930	1,853
Equity in earnings of affiliates	(10)	(12)
Depreciation and amortization	521	479
Interest expense	419	416
Losses (gains) on sales of facilities	(1)	1
Legal claim costs	—	12

	9,557	9,165

Income before income taxes	1,066	1,095
Provision for income taxes	289	284

Net income	777	811
Net income attributable to noncontrolling interests	118	117

Net income attributable to HCA Healthcare, Inc.	$659	$694

Per share data:
Basic earnings per share	$1.78	$1.75
Diluted earnings per share	$1.74	$1.69
Shares used in earnings per share calculations (in millions):
Basic	370.289	396.397
Diluted	379.980	410.575

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

Unaudited

(Dollars in millions)

	2017	2016
Net income	$777	$811
Other comprehensive income (loss) before taxes:
Foreign currency translation	10	(43)
Unrealized gains on available-for-sale securities	3	2
Defined benefit plans	—	—
Pension costs included in salaries and benefits	5	4

	5	4

Change in fair value of derivative financial instruments	3	(38)
Interest costs included in interest expense	7	28

	10	(10)

Other comprehensive income (loss) before taxes	28	(47)
Income taxes (benefits) related to other comprehensive income items	10	(18)

Other comprehensive income (loss)	18	(29)

Comprehensive income	795	782
Comprehensive income attributable to noncontrolling interests	118	117

Comprehensive income attributable to HCA Healthcare, Inc.	$677	$665

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$753	$646
Accounts receivable, less allowance for doubtful accounts of $4,880 and $4,988	5,664	5,826
Inventories	1,501	1,503
Other	1,119	1,111

	9,037	9,086

Property and equipment, at cost	37,588	37,055
Accumulated depreciation	(21,126)	(20,703)

	16,462	16,352

Investments of insurance subsidiaries	349	336
Investments in and advances to affiliates	194	206
Goodwill and other intangible assets	6,754	6,704
Other	999	1,074

	$33,795	$33,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,233	$2,318
Accrued salaries	1,150	1,265
Other accrued expenses	1,868	2,035
Long-term debt due within one year	212	216

	5,463	5,834

Long-term debt, less net debt issuance costs of $165 and $170	31,302	31,160
Professional liability risks	1,134	1,148
Income taxes and other liabilities	1,253	1,249

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 368,694,700 shares in 2017 and 370,535,900 shares in 2016	4	4
Accumulated other comprehensive loss	(320)	(338)
Retained deficit	(6,701)	(6,968)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(7,017)	(7,302)
Noncontrolling interests	1,660	1,669

	(5,357)	(5,633)

	$33,795	$33,758

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

Unaudited

(Dollars in millions)

	2017	2016
Cash flows from operating activities:
Net income	$777	$811
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(592)	(789)
Provision for doubtful accounts	760	790

Accounts receivable, net	168	1
Inventories and other assets	3	14
Accounts payable and accrued expenses	(591)	(371)
Depreciation and amortization	521	479
Income taxes	292	360
Losses (gains) on sales of facilities	(1)	1
Legal claim costs	—	12
Amortization of debt issuance costs	8	10
Share-based compensation	73	65
Other	30	17

Net cash provided by operating activities	1,280	1,399

Cash flows from investing activities:
Purchase of property and equipment	(571)	(509)
Acquisition of hospitals and health care entities	(90)	(9)
Disposal of hospitals and health care entities	4	4
Change in investments	(19)	11
Other	7	7

Net cash used in investing activities	(669)	(496)

Cash flows from financing activities:
Issuances of long-term debt	—	3,000
Net change in revolving bank credit facilities	160	(930)
Repayment of long-term debt	(43)	(2,011)
Distributions to noncontrolling interests	(145)	(111)
Payment of debt issuance costs	(2)	(22)
Repurchases of common stock	(424)	(621)
Other	(50)	(97)

Net cash used in financing activities	(504)	(792)

Change in cash and cash equivalents	107	111
Cash and cash equivalents at beginning of period	646	741

Cash and cash equivalents at end of period	$753	$852

Interest payments	$540	$490
Income tax refunds, net	$(3)	$(76)

See accompanying notes.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. (formerly known as HCA Holdings, Inc.) is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2017, these affiliates owned and operated 171 hospitals, 118 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $90 million and $85 million for the quarters ended March 31, 2017 and 2016, respectively. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies (including plans offered through the health insurance exchanges), and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to uninsured accounts to record net self pay revenues at the estimated amounts we expect to collect. Our revenues from third party payers, the uninsured and other for the quarters ended March 31, 2017 and 2016 are summarized in the following table (dollars in millions):

	2017	Ratio	2016	Ratio
Medicare	$2,405	22.6%	$2,266	22.1%
Managed Medicare	1,203	11.3	1,104	10.8
Medicaid	373	3.5	427	4.2
Managed Medicaid	641	6.0	597	5.8
Managed care and other insurers	5,926	55.8	5,702	55.6
International (managed care and other insurers)	269	2.5	317	3.1

	10,817	101.7	10,413	101.6
Uninsured	225	2.1	189	1.8
Other	341	3.2	448	4.4

Revenues before provision for doubtful accounts	11,383	107.0	11,050	107.8
Provision for doubtful accounts	(760)	(7.0)	(790)	(7.8)

Revenues	$10,623	100.0%	$10,260	100.0%

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

HCA HEALTHCARE, INC.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We elected to early adopt ASU 2017-04 effective January 1, 2017. The adoption of ASU 2017-04 will only impact our financial statements in situations where an impairment of a reporting unit’s assets is determined.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The new guidance requires employers that sponsor defined benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The guidance is effective for annual periods beginning after December 15, 2017. We elected to early adopt ASU 2017-07 effective January 1, 2017, and the adoption did not have a significant impact on our financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarters ended March 31, 2017 and 2016, we paid $90 million and $9 million, respectively, to acquire other nonhospital health care entities. During the quarter ended March 31, 2017, we received proceeds of $4 million and recognized a net pretax gain of $1 million related to sales of real estate and other investments. During the quarter ended March 31, 2016, we received proceeds of $4 million and recognized a net pretax loss of $1 million related to sales of real estate and other investments.

During the April 1, 2017 through May 9, 2017 period, we entered into agreements to purchase six hospitals for an aggregate purchase price of approximately $950 million. Subject to regulatory reviews, the transactions are currently expected to close during the second and third quarters of 2017. We intend to fund the purchases through amounts available under our revolving credit facility or anticipated access to debt markets.

NOTE 3 — INCOME TAXES

Our liability for unrecognized tax benefits was $405 million, including accrued interest of $42 million, as of March 31, 2017 ($418 million and $45 million, respectively, as of December 31, 2016). Unrecognized tax benefits of $134 million ($137 million as of December 31, 2016) would affect the effective rate, if recognized.

Our provision for income taxes for the quarters ended March 31, 2017 and 2016 included tax benefits of $67 million and $74 million, respectively, related to the settlement of employee equity awards resulting in the

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES (continued)

recognition of excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes).

We are subject to examination by federal, state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards and potential shares, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2017 and 2016 (dollars and shares in millions, except per share amounts):

	2017	2016
Net income attributable to HCA Healthcare, Inc.	$659	$694

Weighted average common shares outstanding	370.289	396.397
Effect of dilutive incremental shares	9.691	14.178

Shares used for diluted earnings per share	379.980	410.575

Earnings per share:
Basic earnings per share	$1.78	$1.75
Diluted earnings per share	$1.74	$1.69

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2017 and December 31, 2016 follows (dollars in millions):

	March 31, 2017
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$355	$11	$—	$366
Money market funds	29	—	—	29

	384	11	—	395
Equity securities	1	3	—	4

	$385	$14	$—	399

Amounts classified as current assets				(50)

Investment carrying value				$349

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

	December 31, 2016
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$345	$9	$(1)	$353
Money market funds	28	—	—	28

	373	9	(1)	381
Equity securities	1	3	—	4

	$374	$12	$(1)	385

Amounts classified as current assets				(49)

Investment carrying value				$336

At March 31, 2017 and December 31, 2016, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at March 31, 2017 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$98	$98
Due after one year through five years	78	81
Due after five years through ten years	164	172
Due after ten years	44	44

	$384	$395

The average expected maturity of the investments in debt securities at March 31, 2017 was 3.9 years, compared to the average scheduled maturity of 5.6 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2017 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$1,000	December 2017	$(8)
Pay-fixed interest rate swaps	2,000	December 2021	37

During the next 12 months, we estimate $13 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the quarter ended March 31, 2017 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$2	Interest expense	$7

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

HCA HEALTHCARE, INC.

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at March 31, 2017 and December 31, 2016, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$366	$—	$360	$6
Money market funds	29	29	—	—

	395	29	360	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	399	33	360	6
Less amounts classified as current assets	(50)	(29)	(21)	—

	$349	$4	$339	$6

Interest rate swaps (Other)	$37	$—	$37	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$8	$—	$8	$—

	December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$353	$—	$347	$6
Money market funds	28	28	—	—

	381	28	347	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	385	32	347	6
Less amounts classified as current assets	(49)	(28)	(21)	—

	$336	$4	$326	$6

Interest rate swaps (Other)	$31	$—	$31	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$12	$—	$12	$—

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The estimated fair value of our long-term debt was $33.267 billion and $32.833 billion at March 31, 2017 and December 31, 2016, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $31.679 billion and $31.546 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2017 and December 31, 2016, including related interest rates at March 31, 2017, follows (dollars in millions):

	March 31, 2017	December 31, 2016
Senior secured asset-based revolving credit facility (effective interest rate of 2.4%)	$3,080	$2,920
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.5%)	3,963	3,981
Senior secured notes (effective interest rate of 5.4%)	13,800	13,800
Other senior secured debt (effective interest rate of 5.8%)	584	593

Senior secured debt	21,427	21,294
Senior unsecured notes (effective interest rate of 6.5%)	10,252	10,252
Net debt issuance costs	(165)	(170)

Total debt (average life of 6.1 years, rates averaging 5.2%)	31,514	31,376
Less amounts due within one year	212	216

	$31,302	$31,160

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

NOTE 9 — CONTINGENCIES

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CONTINGENCIES (continued)

punitive damages against us which may not be covered by insurance. We are also subject to claims by various taxing authorities for additional taxes and related interest and penalties. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations, financial position or liquidity.

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

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Healthcare, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2016	370.536	$4	$—	$(338)	$(6,968)	$1,669	$(5,633)
Comprehensive income	—	—	—	18	659	118	795
Repurchase of common stock	(5.121)	—	(32)	—	(392)	—	(424)
Distributions	—	—	—	—	—	(145)	(145)
Share-based benefit plans	3.280	—	35	—	—	—	35
Other	—	—	(3)	—	—	18	15

Balances at March 31, 2017	368.695	$4	$—	$(320)	$(6,701)	$1,660	$(5,357)

During the quarter ended March 31, 2017, we repurchased 5.121 million shares of our common stock at an average price of $82.83 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during November 2016. At March 31, 2017, we had $1.429 billion of repurchase authorization available under the November 2016 authorization.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2016	$7	$(211)	$(146)	$12	$(338)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	2	—	—	—	2
Foreign currency translation adjustments, net of $4 of income taxes	—	6	—	—	6
Change in fair value of derivative instruments, net of $1 of income taxes	—	—	—	2	2
Expense reclassified into operations from other comprehensive income, net of $2 and $2, respectively, income tax benefits	—	—	3	5	8

Balances at March 31, 2017	$9	$(205)	$(143)	$19	$(320)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 85 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 80 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates,

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2017 and 2016 are summarized in the following table (dollars in millions):

	2017	2016
Revenues:
National Group	$5,148	$4,967
American Group	4,995	4,786
Corporate and other	480	507

	$10,623	$10,260

Equity in earnings of affiliates:
National Group	$(5)	$(2)
American Group	(8)	(9)
Corporate and other	3	(1)

	$(10)	$(12)

Adjusted segment EBITDA:
National Group	$1,131	$1,138
American Group	1,007	982
Corporate and other	(133)	(117)

	$2,005	$2,003

Depreciation and amortization:
National Group	$214	$197
American Group	238	219
Corporate and other	69	63

	$521	$479

Adjusted segment EBITDA	$2,005	$2,003
Depreciation and amortization	521	479
Interest expense	419	416
Losses (gains) on sales of facilities	(1)	1
Legal claim costs	—	12

Income before income taxes	$1,066	$1,095

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

During December 2012, HCA Healthcare, Inc. issued $1.000 billion aggregate principal amount of 6.250% senior unsecured notes due 2021. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

HCA Inc., a direct wholly-owned subsidiary of HCA Healthcare, Inc., is the obligor under a significant portion of our other indebtedness, including our senior secured credit facilities, senior secured notes and senior unsecured notes (other than the senior unsecured notes issued by HCA Healthcare, Inc.). The senior secured notes and senior unsecured notes issued by HCA Inc. are fully and unconditionally guaranteed by HCA Healthcare, Inc. The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, 100% owned material

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility).

Our summarized condensed consolidating comprehensive income statements for the quarters ended March 31, 2017 and 2016, condensed consolidating balance sheets at March 31, 2017 and December 31, 2016 and condensed consolidating statements of cash flows for the quarters ended March 31, 2017 and 2016, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,853	$5,530	$—	$11,383
Provision for doubtful accounts	—	—	419	341	—	760

Revenues	—	—	5,434	5,189	—	10,623

Salaries and benefits	—	—	2,466	2,435	—	4,901
Supplies	—	—	951	846	—	1,797
Other operating expenses	1	—	927	1,002	—	1,930
Equity in earnings of affiliates	(608)	—	(1)	(9)	608	(10)
Depreciation and amortization	—	—	251	270	—	521
Interest expense	16	733	(269)	(61)	—	419
Gains on sales of facilities	—	—	—	(1)	—	(1)
Management fees	—	—	(210)	210	—	—

	(591)	733	4,115	4,692	608	9,557

Income (loss) before income taxes	591	(733)	1,319	497	(608)	1,066
Provision (benefit) for income taxes	(68)	(270)	478	149	—	289

Net income (loss)	659	(463)	841	348	(608)	777
Net income attributable to noncontrolling interests	—	—	23	95	—	118

Net income (loss) attributable to HCA Healthcare, Inc.	$659	$(463)	$818	$253	$(608)	$659

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$677	$(456)	$821	$261	$(626)	$677

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,673	$5,377	$—	$11,050
Provision for doubtful accounts	—	—	494	296	—	790

Revenues	—	—	5,179	5,081	—	10,260

Salaries and benefits	—	—	2,354	2,348	—	4,702
Supplies	—	—	898	816	—	1,714
Other operating expenses	2	—	857	994	—	1,853
Equity in earnings of affiliates	(629)	—	(2)	(10)	629	(12)
Depreciation and amortization	—	—	227	252	—	479
Interest expense	16	650	(207)	(43)	—	416
Losses (gains) on sales of facilities	—	—	2	(1)	—	1
Legal claim costs	—	12	—	—	—	12
Management fees	—	—	(160)	160	—	—

	(611)	662	3,969	4,516	629	9,165

Income (loss) before income taxes	611	(662)	1,210	565	(629)	1,095
Provision (benefit) for income taxes	(83)	(244)	438	173	—	284

Net income (loss)	694	(418)	772	392	(629)	811
Net income attributable to noncontrolling interests	—	—	22	95	—	117

Net income (loss) attributable to HCA Healthcare, Inc.	$694	$(418)	$750	$297	$(629)	$694

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$665	$(425)	$752	$273	$(600)	$665

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$182	$571	$—	$753
Accounts receivable, net	—	—	3,009	2,655	—	5,664
Inventories	—	—	890	611	—	1,501
Other	—	—	432	687	—	1,119

	—	—	4,513	4,524	—	9,037

Property and equipment, net	—	—	8,446	8,016	—	16,462

Investments of insurance subsidiaries	—	—	—	349	—	349
Investments in and advances to affiliates	27,671	—	16	178	(27,671)	194
Goodwill and other intangible assets	—	—	1,728	5,026	—	6,754
Other	756	37	33	173	—	999

	$28,427	$37	$14,736	$18,266	$(27,671)	$33,795

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,304	$929	$—	$2,233
Accrued salaries	—	—	644	506	—	1,150
Other accrued expenses	239	277	432	920	—	1,868
Long-term debt due within one year	—	97	58	57	—	212

	239	374	2,438	2,412	—	5,463

Long-term debt, net	993	29,841	188	280	—	31,302
Intercompany balances	33,807	(9,633)	(26,980)	2,806	—	—
Professional liability risks	—	—	—	1,134	—	1,134
Income taxes and other liabilities	405	8	395	445	—	1,253

	35,444	20,590	(23,959)	7,077	—	39,152

Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(7,017)	(20,553)	38,573	9,651	(27,671)	(7,017)
Noncontrolling interests	—	—	122	1,538	—	1,660

	(7,017)	(20,553)	38,695	11,189	(27,671)	(5,357)

	$28,427	$37	$14,736	$18,266	$(27,671)	$33,795

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$110	$536	$—	$646
Accounts receivable, net	—	—	3,028	2,798	—	5,826
Inventories	—	—	890	613	—	1,503
Other	—	—	445	666	—	1,111

	—	—	4,473	4,613	—	9,086

Property and equipment, net	—	—	8,463	7,889	—	16,352

Investments of insurance subsidiaries	—	—	—	336	—	336
Investments in and advances to affiliates	27,045	—	16	190	(27,045)	206
Goodwill and other intangible assets	—	—	1,728	4,976	—	6,704
Other	877	—	34	163	—	1,074

	$27,922	$—	$14,714	$18,167	$(27,045)	$33,758

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,439	$879	$—	$2,318
Accrued salaries	—	—	704	561	—	1,265
Other accrued expenses	29	572	464	970	—	2,035
Long-term debt due within one year	—	97	60	59	—	216

	29	669	2,667	2,469	—	5,834

Long-term debt, net	993	29,693	199	275	—	31,160
Intercompany balances	33,784	(10,277)	(26,447)	2,940	—	—
Professional liability risks	—	—	—	1,148	—	1,148
Income taxes and other liabilities	418	12	387	432	—	1,249

	35,224	20,097	(23,194)	7,264	—	39,391
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(7,302)	(20,097)	37,752	9,390	(27,045)	(7,302)
Noncontrolling interests	—	—	156	1,513	—	1,669

	(7,302)	(20,097)	37,908	10,903	(27,045)	(5,633)

	$27,922	$—	$14,714	$18,167	$(27,045)	$33,758

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$659	$(463)	$841	$348	$(608)	$777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(295)	(601)	(269)	—	(1,180)
Provision for doubtful accounts	—	—	419	341	—	760
Depreciation and amortization	—	—	251	270	—	521
Income taxes	292	—	—	—	—	292
Gains on sales of facilities	—	—	—	(1)	—	(1)
Amortization of debt issuance costs	—	8	—	—	—	8
Share-based compensation	—	—	73	—	—	73
Equity in earnings of affiliates	(608)	—	—	—	608	—
Other	19	—	—	11	—	30

Net cash provided by (used in) operating activities	347	(750)	983	700	—	1,280

Cash flows from investing activities:
Purchase of property and equipment	—	—	(229)	(342)	—	(571)
Acquisition of hospitals and health care entities	—	—	(5)	(85)	—	(90)
Disposition of hospitals and health care entities	—	—	4	—	—	4
Change in investments	—	—	—	(19)	—	(19)
Other	—	—	—	7	—	7

Net cash used in investing activities	—	—	(230)	(439)	—	(669)

Cash flows from financing activities:
Net change in revolving credit facilities	—	160	—	—	—	160
Repayment of long-term debt	—	(18)	(16)	(9)	—	(43)
Distributions to noncontrolling interests	—	—	(57)	(88)	—	(145)
Payment of debt issuance costs	—	(2)	—	—	—	(2)
Repurchases of common stock	(424)	—	—	—	—	(424)
Changes in intercompany balances with affiliates, net	134	610	(608)	(136)	—	—
Other	(57)	—	—	7	—	(50)

Net cash (used in) provided by financing activities	(347)	750	(681)	(226)	—	(504)

Change in cash and cash equivalents	—	—	72	35	—	107
Cash and cash equivalents at beginning of period	—	—	110	536	—	646

Cash and cash equivalents at end of period	$—	$—	$182	$571	$—	$753

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$694	$(418)	$772	$392	$(629)	$811
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(36)	(67)	(740)	(303)	—	(1,146)
Provision for doubtful accounts	—	—	494	296	—	790
Depreciation and amortization	—	—	227	252	—	479
Income taxes	360	—	—	—	—	360
Losses (gains) on sales of facilities	—	—	2	(1)	—	1
Legal claim costs	—	12	—	—	—	12
Amortization of debt issuance costs	—	10	—	—	—	10
Share-based compensation	—	—	65	—	—	65
Equity in earnings of affiliates	(629)	—	—	—	629	—
Other	19	—	(4)	2	—	17

Net cash provided by (used in) operating activities	408	(463)	816	638	—	1,399

Cash flows from investing activities:
Purchase of property and equipment	—	—	(161)	(348)	—	(509)
Acquisition of hospitals and health care entities	—	—	—	(9)	—	(9)
Disposition of hospitals and health care entities	—	—	—	4	—	4
Change in investments	—	—	—	11	—	11
Other	—	—	—	7	—	7

Net cash used in investing activities	—	—	(161)	(335)	—	(496)

Cash flows from financing activities:
Issuance of long-term debt	—	3,000	—	—	—	3,000
Net change in revolving credit facilities	—	(930)	—	—	—	(930)
Repayment of long-term debt	—	(1,980)	(17)	(14)	—	(2,011)
Distributions to noncontrolling interests	—	—	(16)	(95)	—	(111)
Payment of debt issuance costs	—	(22)	—	—	—	(22)
Repurchases of common stock	(621)	—	—	—	—	(621)
Changes in intercompany balances with affiliates, net	311	395	(556)	(150)	—	—
Other	(97)	—	—	—	—	(97)

Net cash (used in) provided by financing activities	(407)	463	(589)	(259)	—	(792)

Change in cash and cash equivalents	1	—	66	44	—	111
Cash and cash equivalents at beginning of period	—	—	155	586	—	741

Cash and cash equivalents at end of period	$1	$—	$221	$630	$—	$852

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), including the effects of any repeal of, or changes to, the Health Reform Law, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology, and (23) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2017 Operations Summary

Revenues increased to $10.623 billion in the first quarter of 2017 from $10.260 billion in the first quarter of 2016. Net income attributable to HCA Healthcare, Inc. totaled $659 million, or $1.74 per diluted share, for the quarter ended March 31, 2017, compared to $694 million, or $1.69 per diluted share, for the quarter ended March 31, 2016. First quarter 2017 results include gains on sales of facilities of $1 million. First quarter 2016 results include legal claim costs of $12 million, or $0.02 per diluted share, and net losses on sales of facilities of $1 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 379.980 million shares for the quarter ended March 31, 2017 and 410.575 million shares for the quarter ended March 31, 2016. During 2016 and the first quarter of 2017, we repurchased 36.325 million and 5.121 million shares of our common stock, respectively.

Revenues increased 3.5% on a consolidated basis and increased 3.3% on a same facility basis for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. The increase in consolidated revenues can be attributed to the combined impact of a 1.7% increase in revenue per equivalent admission and a 1.8% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 1.7% increase in same facility revenue per equivalent admission and a 1.6% increase in same facility equivalent admissions.

During the quarters ended March 31, 2017 and 2016, consolidated admissions and same facility admissions increased 1.3% and 1.2%, respectively. Surgeries increased 0.3% on a consolidated basis and were flat on a same facility basis during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. Emergency department visits increased 1.4% on a consolidated basis and increased 1.1% on a same facility basis during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

For the quarter ended March 31, 2017, the provision for doubtful accounts declined $30 million, compared to the quarter ended March 31, 2016. The self-pay revenue deductions for charity care and uninsured discounts increased $131 million and $384 million, respectively, during the first quarter of 2017, compared to the first quarter of 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 33.4% for the first quarter of 2017, compared to 32.1% for the first quarter of 2016. Same facility uninsured admissions increased 3.2% for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

Cash flows from operating activities declined $119 million from $1.399 billion for the first quarter of 2016 to $1.280 billion for the first quarter of 2017. The decline relates primarily to the combined impact of net negative changes in working capital items of $64 million and a $68 million decline related to income taxes.

Results of Operations

Revenue/Volume Trends

Our revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services. Gross charges typically do not reflect what our facilities are actually paid. Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. We do not pursue collection of amounts related to patients who meet our guidelines to qualify for charity care; therefore, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. After the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

discounts are applied, we are still unable to collect a significant portion of uninsured patients’ accounts, and we record provisions for doubtful accounts (based upon our historical collection experience) related to uninsured patients in the period the services are provided to record the net self-pay revenues at the estimated amounts we expect to collect.

Revenues increased 3.5% from $10.260 billion in the first quarter of 2016 to $10.623 billion in the first quarter of 2017. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies (including plans offered through the health insurance exchanges), and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). Our revenues from our third-party payers, the uninsured and other payers for the quarters ended March 31, 2017 and 2016 are summarized in the following table (dollars in millions):

	2017	Ratio	2016	Ratio
Medicare	$2,405	22.6%	$2,266	22.1%
Managed Medicare	1,203	11.3	1,104	10.8
Medicaid	373	3.5	427	4.2
Managed Medicaid	641	6.0	597	5.8
Managed care and other insurers	5,926	55.8	5,702	55.6
International (managed care and other insurers)	269	2.5	317	3.1

	10,817	101.7	10,413	101.6
Uninsured	225	2.1	189	1.8
Other	341	3.2	448	4.4

Revenues before provision for doubtful accounts	11,383	107.0	11,050	107.8
Provision for doubtful accounts	(760)	(7.0)	(790)	(7.8)

Revenues	$10,623	100.0%	$10,260	100.0%

Consolidated and same facility revenue per equivalent admission each increased 1.7% in the first quarter of 2017, compared to the first quarter of 2016. Consolidated and same facility equivalent admissions increased 1.8% and 1.6%, respectively, in the first quarter of 2017, compared to the first quarter of 2016. Consolidated and same facility outpatient surgeries declined 0.3% and 0.5%, respectively, in the first quarter of 2017, compared to the first quarter of 2016. Consolidated and same facility inpatient surgeries increased 1.1% and 0.9%, respectively, in the first quarter of 2017, compared to the first quarter of 2016. Consolidated and same facility emergency department visits increased 1.4% and 1.1%, respectively, in the first quarter of 2017, compared to the first quarter of 2016.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At March 31, 2017, our allowance for doubtful accounts represented 99.0% of the $4.929 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

adjustments to revenues amounts, related to uninsured accounts, for the quarters ended March 31, 2017 and 2016 follows (dollars in millions):

	2017	Ratio	2016	Ratio
Charity care	$1,086	21%	$955	20%
Uninsured discounts	3,481	65	3,097	64
Provision for doubtful accounts	760	14	790	16

Totals	$5,327	100%	$4,842	100%

Same facility uninsured admissions increased by 1,045 admissions, or 3.2%, in the first quarter of 2017, compared to the first quarter of 2016. Same facility uninsured admissions in 2016, compared to 2015, declined 0.3% in the fourth quarter of 2016, increased 0.7% in the third quarter of 2016, increased 5.7% in the second quarter of 2016 and increased 10.6% in the first quarter of 2016.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2017 and 2016 are set forth in the following table.

	2017	2016
Medicare	32%	32%
Managed Medicare	16	15
Medicaid	5	6
Managed Medicaid	12	11
Managed care and other insurers	28	29
Uninsured	7	7

	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2017 and 2016 are set forth in the following table.

	2017	2016
Medicare	29%	28%
Managed Medicare	13	12
Medicaid	5	6
Managed Medicaid	6	6
Managed care and other insurers	47	48
Uninsured	—	—

	100%	100%

At March 31, 2017, we had 84 hospitals in the states of Texas and Florida. During the first quarter of 2017, 56% of our admissions and 48% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 71% of our uninsured admissions during the first quarter of 2017.

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

The Texas Medicaid Waiver Program includes two primary components: an indigent care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included Medicaid supplemental payments of $106 million ($30 million DSRIP related and $76 million indigent care related) and $102 million ($28 million DSRIP related and $74 million indigent care related) during the first quarters of 2017 and 2016, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The following is a comparative summary of results from operations for the quarters ended March 31, 2017 and 2016 (dollars in millions):

	2017		2016
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$11,383		$11,050
Provision for doubtful accounts	760		790

Revenues	10,623	100.0	10,260	100.0

Salaries and benefits	4,901	46.1	4,702	45.8
Supplies	1,797	16.9	1,714	16.7
Other operating expenses	1,930	18.2	1,853	18.1
Equity in earnings of affiliates	(10)	(0.1)	(12)	(0.1)
Depreciation and amortization	521	5.0	479	4.6
Interest expense	419	3.9	416	4.1
Losses (gains) on sales of facilities	(1)	—	1	—
Legal claim costs	—	—	12	0.1

	9,557	90.0	9,165	89.3

Income before income taxes	1,066	10.0	1,095	10.7
Provision for income taxes	289	2.7	284	2.8

Net income	777	7.3	811	7.9
Net income attributable to noncontrolling interests	118	1.1	117	1.1

Net income attributable to HCA Healthcare, Inc.	$659	6.2	$694	6.8

% changes from prior year:
Revenues	3.5%		6.0%
Income before income taxes	(2.7)		1.6
Net income attributable to HCA Healthcare, Inc.	(5.0)		17.3
Admissions(a)	1.3		1.8
Equivalent admissions(b)	1.8		3.7
Revenue per equivalent admission	1.7		2.2
Same facility % changes from prior year(c):
Revenues	3.3		5.4
Admissions(a)	1.2		1.6
Equivalent admissions(b)	1.6		3.1
Revenue per equivalent admission	1.7		2.2

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2017 and 2016

Net income attributable to HCA Healthcare, Inc. totaled $659 million, or $1.74 per diluted share, for the first quarter of 2017 compared to $694 million, or $1.69 per diluted share, for the first quarter of 2016. First quarter 2017 results include net gains on sales of facilities of $1 million. First quarter 2016 results include legal claim costs of $12 million, or $0.02 per diluted share, and net losses on sales of facilities of $1 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 379.980 million shares for the quarter ended March 31, 2017 and 410.575 million shares for the quarter ended March 31, 2016. During 2016 and the first quarter of 2017, we repurchased 36.325 million and 5.121 million shares of our common stock, respectively.

Revenues before provision for doubtful accounts increased 3.0% for the first quarter of 2017 compared to the first quarter of 2016. The provision for doubtful accounts declined $30 million from $790 million in the first quarter of 2016 to $760 million in the first quarter of 2017. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $131 million and $384 million, respectively, during the first quarter of 2017, compared to the first quarter of 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 33.4% for the first quarter of 2017, compared to 32.1% for the first quarter of 2016. At March 31, 2017, our allowance for doubtful accounts represented 99.0% of the $4.929 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 3.5% due to the combined impact of revenue per equivalent admission growth of 1.7% and a 1.8% increase in equivalent admissions for the first quarter of 2017 compared to the first quarter of 2016. Same facility revenues increased 3.3% due to the combined impact of a 1.7% increase in same facility revenue per equivalent admission and a 1.6% increase in same facility equivalent admissions for the first quarter of 2017 compared to the first quarter of 2016.

Salaries and benefits, as a percentage of revenues, were 46.1% in the first quarter of 2017 and 45.8% in the first quarter of 2016. Salaries and benefits per equivalent admission increased 2.4% in the first quarter of 2017 compared to the first quarter of 2016. Same facility labor rate increases averaged 2.3% for the first quarter of 2017 compared to the first quarter of 2016.

Supplies, as a percentage of revenues, were 16.9% in the first quarter of 2017 and 16.7% in the first quarter of 2016. Supply costs per equivalent admission increased 3.1% in the first quarter of 2017 compared to the first quarter of 2016. Supply costs per equivalent admission increased 7.6% for medical devices and 1.6% for general medical and surgical items and declined 1.2% for pharmacy supplies in the first quarter of 2017 compared to the first quarter of 2016.

Other operating expenses, as a percentage of revenues, were 18.2% in the first quarter of 2017 and 18.1% in the first quarter of 2016. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $119 million and $112 million for the first quarters of 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2017 and 2016 (continued)

Equity in earnings of affiliates was $10 million and $12 million in the first quarters of 2017 and 2016, respectively.

Depreciation and amortization increased $42 million, from $479 million in the first quarter of 2016 to $521 million in the first quarter of 2017. The increase in depreciation relates to increased routine capital expenditures, the purchase or completion of construction of five hospitals during 2016 and the completion of construction of a corporate office building during 2016.

Interest expense was $419 million in the first quarter of 2017 and $416 million in the first quarter of 2016. Our average debt balance was $31.387 billion for the first quarter of 2017 compared to $30.532 billion for the first quarter of 2016. The average effective interest rate for our long-term debt was 5.4% and 5.5% for the quarters ended March 31, 2017 and 2016.

During the first quarter of 2017, we recorded net gains on sales of facilities of $1 million, and during the first quarter of 2016, we recorded net losses on sales of facilities of $1 million.

We recorded $12 million of legal claim costs during the first quarter of 2016 related to the Health Midwest litigation.

The effective tax rates were 30.4% and 29.1% for the first quarters of 2017 and 2016, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first quarters of 2017 and 2016 included tax benefits of $67 million and $74 million, respectively, related to excess tax benefits from employee equity award settlements being recorded as a component of the provision for income taxes. Excluding the effect of these adjustments, the effective tax rate for the first quarters of 2017 and 2016 would have been 37.5% and 36.7%, respectively.

Net income attributable to noncontrolling interests increased from $117 million for the first quarter of 2016 to $118 million for the first quarter of 2017.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.280 billion in the first quarter of 2017 compared to $1.399 billion in the first quarter of 2016. The $119 million decline in cash provided by operating activities in the first quarter of 2017 compared to the first quarter of 2016 related primarily to the combined impact of net negative changes in working capital items of $64 million and a $68 million decline related to income taxes. The combined interest payments and net tax refunds in the first quarter of 2017 and 2016 were $537 million and $414 million, respectively. Working capital totaled $3.574 billion at March 31, 2017 and $3.252 billion at December 31, 2016.

Cash used in investing activities was $669 million in the first quarter of 2017 compared to $496 million in the first quarter of 2016. Acquisitions of hospitals and health care entities increased from $9 million in the first quarter of 2016 to $90 million in the first quarter of 2017. Excluding acquisitions, capital expenditures were $571 million in the first quarter of 2017 and $509 million in the first quarter of 2016. Capital expenditures, excluding acquisitions, are expected to approximate $2.9 billion in 2017. At March 31, 2017, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.2 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities totaled $504 million in the first quarter of 2017 compared to $792 million in the first quarter of 2016. During the first quarter of 2017, net cash flows used in financing activities included a net increase of $117 million in our indebtedness, repurchases of common stock of $424 million and distributions to noncontrolling interests of $145 million. During the first quarter of 2016, net cash flows used in financing activities included a net increase of $59 million in our indebtedness, repurchases of common stock of $621 million and distributions to noncontrolling interests of $111 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $31.514 billion at March 31, 2017. Our interest expense was $419 million for the first quarter of 2017 and $416 million for the first quarter of 2016.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.139 billion and $1.689 billion available as of March 31, 2017 and April 30, 2017, respectively) and anticipated access to public and private debt markets.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $399 million and $385 million at March 31, 2017 and December 31, 2016, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $215 million at both March 31, 2017 and December 31, 2016. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.292 billion and $1.279 billion at March 31, 2017 and December 31, 2016, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $409 million. We estimate that approximately $359 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $395 million and $4 million, respectively, at March 31, 2017. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2017, we had a net unrealized gain of $14 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $4.044 billion of long-term debt at March 31, 2017 was subject to variable rates of interest, while the remaining balance in long-term debt of $27.470 billion at March 31, 2017 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.5% for the quarter ended March 31, 2016 to 5.4% for the quarter ended March 31, 2017.

The estimated fair value of our total long-term debt was $33.267 billion at March 31, 2017. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $40 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the related market risks associated with foreign currencies are currently insignificant to our results of operations and financial position.

Tax Examinations

We are subject to examination by federal, state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2017	2016
Number of hospitals in operation at:
March 31	171	168
June 30		169
September 30		169
December 31		170
Number of freestanding outpatient surgical centers in operation at:
March 31	118	116
June 30		116
September 30		117
December 31		118
Licensed hospital beds at(a):
March 31	44,374	43,817
June 30		44,127
September 30		44,226
December 31		44,290
Weighted average licensed beds(b):
Quarter:
First	44,362	43,780
Second		44,064
Third		44,188
Fourth		44,274
Year		44,077
Average daily census(c):
Quarter:
First	26,699	26,325
Second		25,199
Third		24,748
Fourth		25,096
Year		25,340
Admissions(d):
Quarter:
First	485,800	479,600
Second		467,200
Third		469,800
Fourth		475,200
Year		1,891,800
Equivalent admissions(e):
Quarter:
First	812,200	798,000
Second		792,600
Third		799,100
Fourth		801,800
Year		3,191,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2017	2016
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second		4.9
Third		4.8
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,163,100	2,133,300
Second		2,093,000
Third		2,078,000
Fourth		2,074,000
Year		8,378,300
Outpatient surgeries(h):
Quarter:
First	225,900	226,500
Second		234,600
Third		229,000
Fourth		242,100
Year		932,200
Inpatient surgeries(i):
Quarter:
First	133,400	131,800
Second		134,100
Third		135,000
Fourth		136,400
Year		537,300
Days revenues in accounts receivable(j):
Quarter:
First	48	52
Second		50
Third		49
Fourth		50
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second		38%
Third		39%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at March 31, 2017(l):
Medicare and Medicaid	11%	1%	1%
Managed care and other discounted	30	5	6
Uninsured	18	6	22

Total	59%	12%	29%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the quarter divided by the revenues per day. “Revenues” used in this computation are net of the provision for doubtful accounts.
(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.544 billion (each 1% is equivalent to approximately $105 million of gross accounts receivable).

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

ITEM 1A.    RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2016, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2017, we repurchased 5,120,662 shares of our common stock at an average price of $82.83 per share through market purchases pursuant to the $2 billion share repurchase program authorized during November 2016. At March 31, 2017, we had $1.429 billion of repurchase authorization available under the November 2016 authorization.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2017 through March 31, 2017 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2017 through January 31, 2017	1,305,198	$76.69	1,305,198	$1,753
February 1, 2017 through February 28, 2017	1,508,564	$83.49	1,508,564	$1,627
March 1, 2017 through March 31, 2017	2,306,900	$85.87	2,306,900	$1,429

Total for first quarter 2017	5,120,662	$82.83	5,120,662	$1,429

ITEM 6.    EXHIBITS

(a) List of Exhibits:

3.1		Amended and Restated Certificate of Incorporation of the Company (restated for SEC filing purposes only).

3.2		Amended and Restated Bylaws of the Company (restated for SEC filing purposes only).

4.1		Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company.

4.2

Joinder Agreement No. 5, dated as of March 20, 2017, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2017 and incorporated herein by reference).

10.1		HCA Holdings, Inc. 2017 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017 and incorporated herein by reference).*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters ended March 31, 2017 and 2016, filed with the SEC on May 9, 2017, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, (ii) the condensed consolidated income statements for the quarters ended March 31, 2017 and 2016, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2017 and 2016, (iv) the condensed consolidated statements of cash flows for the quarters ended March 31, 2017 and 2016 and (v) the notes to condensed consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: May 9, 2017