Form 10-Q
period 2017-06-30
HCA Healthcare, Inc.
filed 2017-08-04
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2017
Voting common stock, $.01 par value	361,249,700 shares

HCA HEALTHCARE, INC.

Form 10-Q

June 30, 2017

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2017	2016	2017	2016
Revenues before provision for doubtful accounts	$11,806	$11,081	$23,189	$22,131
Provision for doubtful accounts	1,073	762	1,833	1,552

Revenues	10,733	10,319	21,356	20,579

Salaries and benefits	4,896	4,691	9,797	9,393
Supplies	1,795	1,718	3,592	3,432
Other operating expenses	1,965	1,868	3,895	3,721
Equity in earnings of affiliates	(13)	(10)	(23)	(22)
Depreciation and amortization	521	489	1,042	968
Interest expense	411	427	830	843
Gains on sales of facilities	(2)	(6)	(3)	(5)
Legal claim costs	—	10	—	22

	9,573	9,187	19,130	18,352

Income before income taxes	1,160	1,132	2,226	2,227
Provision for income taxes	365	341	654	625

Net income	795	791	1,572	1,602
Net income attributable to noncontrolling interests	138	133	256	250

Net income attributable to HCA Healthcare, Inc.	$657	$658	$1,316	$1,352

Per share data:
Basic earnings per share	$1.79	$1.70	$3.58	$3.45
Diluted earnings per share	$1.75	$1.65	$3.48	$3.34
Shares used in earnings per share calculations (in millions):
Basic	365.847	386.406	368.056	391.401
Diluted	375.338	398.659	377.647	404.617

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2017	2016	2017	2016
Net income	$795	$791	$1,572	$1,602
Other comprehensive income (loss) before taxes:
Foreign currency translation	45	(86)	55	(129)

Unrealized gains on available-for-sale securities	2	3	5	5

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	4	5	9	9

	4	5	9	9

Change in fair value of derivative financial instruments	(11)	(32)	(8)	(70)
Interest costs included in interest expense	6	28	13	56

	(5)	(4)	5	(14)

Other comprehensive income (loss) before taxes	46	(82)	74	(129)
Income taxes (benefits) related to other comprehensive income items	19	(32)	29	(50)

Other comprehensive income (loss)	27	(50)	45	(79)

Comprehensive income	822	741	1,617	1,523
Comprehensive income attributable to noncontrolling interests	138	133	256	250

Comprehensive income attributable to HCA Healthcare, Inc.	$684	$608	$1,361	$1,273

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$705	$646
Accounts receivable, less allowance for doubtful accounts of $5,050 and $4,988	5,782	5,826
Inventories	1,544	1,503
Other	1,306	1,111

	9,337	9,086

Property and equipment, at cost	38,306	37,055
Accumulated depreciation	(21,538)	(20,703)

	16,768	16,352

Investments of insurance subsidiaries	352	336
Investments in and advances to affiliates	197	206
Goodwill and other intangible assets	6,771	6,704
Other	1,141	1,074

	$34,566	$33,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,245	$2,318
Accrued salaries	1,209	1,265
Other accrued expenses	2,104	2,035
Long-term debt due within one year	213	216

	5,771	5,834

Long-term debt, less net debt issuance costs of $179 and $170	31,448	31,160
Professional liability risks	1,144	1,148
Income taxes and other liabilities	1,282	1,249

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 362,895,000 shares in 2017 and 370,535,900 shares in 2016	4	4
Accumulated other comprehensive loss	(293)	(338)
Retained deficit	(6,503)	(6,968)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(6,792)	(7,302)
Noncontrolling interests	1,713	1,669

	(5,079)	(5,633)

	$34,566	$33,758

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Unaudited

(Dollars in millions)

	2017	2016
Cash flows from operating activities:
Net income	$1,572	$1,602
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(1,752)	(1,364)
Provision for doubtful accounts	1,833	1,552

Accounts receivable, net	81	188
Inventories and other assets	(178)	(176)
Accounts payable and accrued expenses	(298)	(102)
Depreciation and amortization	1,042	968
Income taxes	267	67
Gains on sales of facilities	(3)	(5)
Legal claim costs	—	22
Amortization of debt issuance costs	16	18
Share-based compensation	140	129
Other	45	37

Net cash provided by operating activities	2,684	2,748

Cash flows from investing activities:
Purchase of property and equipment	(1,304)	(1,172)
Acquisition of hospitals and health care entities	(295)	(430)
Disposal of hospitals and health care entities	14	14
Change in investments	(11)	18
Other	5	15

Net cash used in investing activities	(1,591)	(1,555)

Cash flows from financing activities:
Issuances of long-term debt	1,502	3,000
Net change in revolving bank credit facilities	(1,160)	—
Repayment of long-term debt	(95)	(2,065)
Distributions to noncontrolling interests	(248)	(205)
Payment of debt issuance costs	(25)	(24)
Repurchases of common stock	(966)	(1,858)
Other	(42)	(91)

Net cash used in financing activities	(1,034)	(1,243)

Change in cash and cash equivalents	59	(50)
Cash and cash equivalents at beginning of period	646	741

Cash and cash equivalents at end of period	$705	$691

Interest payments	$834	$767
Income tax payments, net	$387	$558

See accompanying notes.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. (formerly known as HCA Holdings, Inc.) is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2017, these affiliates owned and operated 172 hospitals, 119 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $92 million and $93 million for the quarters ended June 30, 2017 and 2016, respectively, and $182 million and $178 million for the six months ended June 30, 2017 and 2016, respectively. Operating results for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies (including plans offered through the health insurance exchanges), and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to uninsured accounts to record net self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other for the quarters and six months ended June 30, 2017 and 2016 are summarized in the following table (dollars in millions):

	Quarter
	2017	Ratio	2016	Ratio
Medicare	$2,321	21.6%	$2,217	21.5%
Managed Medicare	1,187	11.1	1,078	10.4
Medicaid	453	4.2	416	4.0
Managed Medicaid	575	5.4	608	5.9
Managed care and other insurers	6,106	56.9	5,759	55.8
International (managed care and other insurers)	269	2.5	324	3.1

	10,911	101.7	10,402	100.7
Uninsured	519	4.8	225	2.2
Other	376	3.5	454	4.4

Revenues before provision for doubtful accounts	11,806	110.0	11,081	107.3
Provision for doubtful accounts	(1,073)	(10.0)	(762)	(7.3)

Revenues	$10,733	100.0%	$10,319	100.0%

	Six Months
	2017	Ratio	2016	Ratio
Medicare	$4,726	22.1%	$4,483	21.8%
Managed Medicare	2,390	11.2	2,182	10.6
Medicaid	826	3.9	843	4.1
Managed Medicaid	1,216	5.7	1,205	5.9
Managed care and other insurers	12,032	56.3	11,461	55.7
International (managed care and other insurers)	538	2.5	641	3.1

	21,728	101.7	20,815	101.2
Uninsured	744	3.5	414	2.0
Other	717	3.4	902	4.4

Revenues before provision for doubtful accounts	23,189	108.6	22,131	107.6
Provision for doubtful accounts	(1,833)	(8.6)	(1,552)	(7.6)

Revenues	$21,356	100.0%	$20,579	100.0%

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing revenue recognition guidance, will require significant management judgments and change the way many companies recognize revenue in their financial statements. In July 2015, the FASB decided to defer the effective date of the new revenue standard by one year to annual and interim periods beginning after December 15, 2017 for public entities and permit entities to adopt one year earlier if they choose. The FASB decided, based on its outreach to various stakeholders and continuing amendments to the new revenue standard, that a deferral was necessary to provide adequate time to effectively implement the new standard. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures. We believe the most significant impact will be to the presentation of our income statement where the provision for doubtful accounts will be recorded as a direct reduction to revenues and will not be presented as a separate line item. We expect to adopt the new standard using the full retrospective application, and we do not currently believe the adoption will have a significant impact on our recognition of net revenues or related disclosures for any period.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public business entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02’s transition provisions will be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU 2016-02 to determine how our financial statements will be affected, and we believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for our leases currently classified as operating leases.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2017, we paid $189 million to acquire three hospital facilities (two of the hospital facilities have effective acquisition dates of July 1, 2017) and $106 million to acquire other nonhospital health care entities. During the six months ended June 30, 2016, we paid $343 million to acquire three hospital facilities and $87 million to acquire other nonhospital health care entities.

During the six months ended June 30, 2017, we received proceeds of $14 million and recognized a net pretax gain of $3 million related to sales of real estate and other investments. During the six months ended June 30, 2016, we received proceeds of $14 million and recognized a net pretax gain of $5 million related to sales of real estate and other investments.

HCA HEALTHCARE, INC. (Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES

Our liability for unrecognized tax benefits was $420 million, including accrued interest of $46 million, as of June 30, 2017 ($418 million and $45 million, respectively, as of December 31, 2016). Unrecognized tax benefits of $141 million ($137 million as of December 31, 2016) would affect the effective rate, if recognized.

Our provision for income taxes for the quarters ended June 30, 2017 and 2016, included tax benefits of $9 million and $44 million, respectively, and for the six months ended June 30, 2017 and 2016, included tax benefits of $76 million and $118 million, respectively, related to the settlement of employee equity awards. Our provision for income taxes for the quarter and six months ended June 30, 2017 also included $10 million and $12 million, respectively, of reductions in interest expense (net of tax) related to taxing authority examinations.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2017 and 2016 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2017	2016	2017	2016
Net income attributable to HCA Healthcare, Inc.	$657	$658	$1,316	$1,352

Weighted average common shares outstanding	365.847	386.406	368.056	391.401
Effect of dilutive incremental shares	9.491	12.253	9.591	13.216

Shares used for diluted earnings per share	375.338	398.659	377.647	404.617

Earnings per share:
Basic earnings per share	$1.79	$1.70	$3.58	$3.45
Diluted earnings per share	$1.75	$1.65	$3.48	$3.34

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2017 and December 31, 2016 follows (dollars in millions):

	June 30, 2017
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$364	$14	$—	$378
Money market funds	20	—	—	20

	384	14	—	398
Equity securities	1	2	—	3

	$385	$16	$—	401

Amounts classified as current assets				(49)

Investment carrying value				$352

	December 31, 2016
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$345	$9	$(1)	$353
Money market funds	28	—	—	28

	373	9	(1)	381
Equity securities	1	3	—	4

	$374	$12	$(1)	385

Amounts classified as current assets				(49)

Investment carrying value				$336

At June 30, 2017 and December 31, 2016, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at June 30, 2017 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$96	$96
Due after one year through five years	71	74
Due after five years through ten years	174	184
Due after ten years	43	44

	$384	$398

The average expected maturity of the investments in debt securities at June 30, 2017 was 3.9 years, compared to the average scheduled maturity of 5.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2017 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$1,000	December 2017	$(5)
Pay-fixed interest rate swaps	2,000	December 2021	29

During the next 12 months, we estimate $8 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the six months ended June 30, 2017 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$5	Interest expense	$13

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at June 30, 2017 and December 31, 2016, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$378	$—	$378	$—
Money market funds	20	20	—	—

	398	20	378	—
Equity securities	3	3	—	—

Investments of insurance subsidiaries	401	23	378	—
Less amounts classified as current assets	(49)	(20)	(29)	—

	$352	$3	$349	$—

Interest rate swaps (Other)	$29	$—	$29	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$5	$—	$5	$—

	December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$353	$—	$347	$6
Money market funds	28	28	—	—

	381	28	347	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	385	32	347	6
Less amounts classified as current assets	(49)	(28)	(21)	—

	$336	$4	$326	$6

Interest rate swaps (Other)	$31	$—	$31	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$12	$—	$12	$—

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The $6 million reduction in the Level 3 investments of our insurance subsidiaries resulted from settlements. The estimated fair value of our long-term debt was $33.802 billion and $32.833 billion at June 30, 2017 and December 31, 2016, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $31.840 billion and $31.546 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2017 and December 31, 2016, including related interest rates at June 30, 2017, follows (dollars in millions):

	June 30, 2017	December 31, 2016
Senior secured asset-based revolving credit facility (effective interest rate of 2.7%)	$1,760	$2,920
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.6%)	3,939	3,981
Senior secured notes (effective interest rate of 5.4%)	15,300	13,800
Other senior secured debt (effective interest rate of 5.8%)	589	593

Senior secured debt	21,588	21,294
Senior unsecured notes (effective interest rate of 6.5%)	10,252	10,252
Net debt issuance costs	(179)	(170)

Total debt (average life of 7.3 years, rates averaging 5.4%)	31,661	31,376
Less amounts due within one year	213	216

	$31,448	$31,160

2017 Activity

During June 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We will use the net proceeds for general corporate purposes, which may include funding all or a portion of the purchase price of certain previously announced hospital acquisitions, and the redemption, during the third quarter of 2017, of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018.

During June 2017, we amended our senior secured revolving credit facilities by (i) increasing the commitments under the senior secured asset-based revolving credit facility to $3.750 billion, (ii) extending the maturity date of the revolving credit commitments to June 28, 2022, (iii) amending the incremental facility provisions to permit the incurrence of additional incremental credit facilities in an aggregate principal amount of $1.5 billion and (iv) providing that the commitment fee for unutilized commitments under the senior secured asset-based revolving credit facility shall be 0.250% per annum.

2016 Activity

During August 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT (continued)

2016 Activity (continued)

secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024.

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

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Healthcare, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2016	370.536	$4	$—	$(338)	$(6,968)	$1,669	$(5,633)
Comprehensive income	—	—	—	45	1,316	256	1,617
Repurchase of common stock	(11.525)	—	(115)	—	(851)	—	(966)
Distributions	—	—	—	—	—	(248)	(248)
Share-based benefit plans	3.884	—	117	—	—	—	117
Other	—	—	(2)	—	—	36	34

Balances at June 30, 2017	362.895	$4	$—	$(293)	$(6,503)	$1,713	$(5,079)

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

During the six months ended June 30, 2017, we repurchased 11.525 million shares of our common stock at an average price of $83.81 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during November 2016. At June 30, 2017, we had $887 million of repurchase authorization available under the November 2016 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2016	$7	$(211)	$(146)	$12	$(338)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	3	—	—	—	3
Foreign currency translation adjustments, net of $22 of income taxes	—	33	—	—	33
Change in fair value of derivative instruments, net of $3 income tax benefits	—	—	—	(5)	(5)
Expense reclassified into operations from other comprehensive income, net of $3 and $5, respectively, income tax benefits	—	—	6	8	14

Balances at June 30, 2017	$10	$(178)	$(140)	$15	$(293)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 86 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 80 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates,

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2017 and 2016 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2017	2016	2017	2016
Revenues:
National Group	$5,160	$4,931	$10,308	$9,898
American Group	5,093	4,860	10,088	9,646
Corporate and other	480	528	960	1,035

	$10,733	$10,319	$21,356	$20,579

Equity in earnings of affiliates:
National Group	$(4)	$(2)	$(9)	$(4)
American Group	(10)	(8)	(18)	(17)
Corporate and other	1	—	4	(1)

	$(13)	$(10)	$(23)	$(22)

Adjusted segment EBITDA:
National Group	$1,162	$1,131	$2,293	$2,269
American Group	1,040	1,004	2,047	1,986
Corporate and other	(112)	(83)	(245)	(200)

	$2,090	$2,052	$4,095	$4,055

Depreciation and amortization:
National Group	$217	$201	$431	$398
American Group	238	225	476	444
Corporate and other	66	63	135	126

	$521	$489	$1,042	$968

Adjusted segment EBITDA	$2,090	$2,052	$4,095	$4,055
Depreciation and amortization	521	489	1,042	968
Interest expense	411	427	830	843
Gains on sales of facilities	(2)	(6)	(3)	(5)
Legal claim costs	—	10	—	22

Income before income taxes	$1,160	$1,132	$2,226	$2,227

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

Our summarized condensed consolidating comprehensive income statements for the quarters and six months ended June 30, 2017 and 2016, condensed consolidating balance sheets at June 30, 2017 and December 31, 2016 and condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$6,049	$5,757	$—	$11,806
Provision for doubtful accounts	—	—	593	480	—	1,073

Revenues	—	—	5,456	5,277	—	10,733

Salaries and benefits	—	—	2,437	2,459	—	4,896
Supplies	—	—	931	864	—	1,795
Other operating expenses	4	—	951	1,010	—	1,965
Equity in earnings of affiliates	(658)	—	(1)	(12)	658	(13)
Depreciation and amortization	—	—	248	273	—	521
Interest expense	16	755	(291)	(69)	—	411
Gains on sales of facilities	—	—	(1)	(1)	—	(2)
Management fees	—	—	(212)	212	—	—

	(638)	755	4,062	4,736	658	9,573

Income (loss) before income taxes	638	(755)	1,394	541	(658)	1,160
Provision (benefit) for income taxes	(19)	(279)	505	158	—	365

Net income (loss)	657	(476)	889	383	(658)	795
Net income attributable to noncontrolling interests	—	—	27	111	—	138

Net income (loss) attributable to HCA Healthcare, Inc.	$657	$(476)	$862	$272	$(658)	$657

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$684	$(480)	$865	$300	$(685)	$684

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,693	$5,388	$—	$11,081
Provision for doubtful accounts	—	—	498	264	—	762

Revenues	—	—	5,195	5,124	—	10,319

Salaries and benefits	—	—	2,347	2,344	—	4,691
Supplies	—	—	886	832	—	1,718
Other operating expenses	2	—	893	973	—	1,868
Equity in earnings of affiliates	(641)	—	(1)	(9)	641	(10)
Depreciation and amortization	—	—	238	251	—	489
Interest expense	16	670	(204)	(55)	—	427
Gains on sales of facilities	—	—	(2)	(4)	—	(6)
Legal claim costs	—	10	—	—	—	10
Management fees	—	—	(235)	235	—	—

	(623)	680	3,922	4,567	641	9,187

Income (loss) before income taxes	623	(680)	1,273	557	(641)	1,132
Provision (benefit) for income taxes	(35)	(251)	462	165	—	341

Net income (loss)	658	(429)	811	392	(641)	791
Net income attributable to noncontrolling interests	—	—	21	112	—	133

Net income (loss) attributable to HCA Healthcare, Inc.	$658	$(429)	$790	$280	$(641)	$658

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$608	$(431)	$794	$228	$(591)	$608

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$11,902	$11,287	$—	$23,189
Provision for doubtful accounts	—	—	1,012	821	—	1,833

Revenues	—	—	10,890	10,466	—	21,356

Salaries and benefits	—	—	4,903	4,894	—	9,797
Supplies	—	—	1,882	1,710	—	3,592
Other operating expenses	5	—	1,878	2,012	—	3,895
Equity in earnings of affiliates	(1,266)	—	(2)	(21)	1,266	(23)
Depreciation and amortization	—	—	499	543	—	1,042
Interest expense	32	1,488	(560)	(130)	—	830
Gains on sales of facilities	—	—	(1)	(2)	—	(3)
Management fees	—	—	(422)	422	—	—

	(1,229)	1,488	8,177	9,428	1,266	19,130

Income (loss) before income taxes	1,229	(1,488)	2,713	1,038	(1,266)	2,226
Provision (benefit) for income taxes	(87)	(549)	983	307	—	654

Net income (loss)	1,316	(939)	1,730	731	(1,266)	1,572
Net income attributable to noncontrolling interests	—	—	50	206	—	256

Net income (loss) attributable to HCA Healthcare, Inc.	$1,316	$(939)	$1,680	$525	$(1,266)	$1,316

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,361	$(936)	$1,686	$561	$(1,311)	$1,361

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$11,366	$10,765	$—	$22,131
Provision for doubtful accounts	—	—	992	560	—	1,552

Revenues	—	—	10,374	10,205	—	20,579

Salaries and benefits	—	—	4,701	4,692	—	9,393
Supplies	—	—	1,784	1,648	—	3,432
Other operating expenses	4	—	1,750	1,967	—	3,721
Equity in earnings of affiliates	(1,270)	—	(3)	(19)	1,270	(22)
Depreciation and amortization	—	—	465	503	—	968
Interest expense	32	1,320	(411)	(98)	—	843
Gains on sales of facilities	—	—	—	(5)	—	(5)
Legal claim costs	—	22	—	—	—	22
Management fees	—	—	(395)	395	—	—

	(1,234)	1,342	7,891	9,083	1,270	18,352

Income (loss) before income taxes	1,234	(1,342)	2,483	1,122	(1,270)	2,227
Provision (benefit) for income taxes	(118)	(495)	900	338	—	625

Net income (loss)	1,352	(847)	1,583	784	(1,270)	1,602
Net income attributable to noncontrolling interests	—	—	43	207	—	250

Net income (loss) attributable to HCA Healthcare, Inc.	$1,352	$(847)	$1,540	$577	$(1,270)	$1,352

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,273	$(856)	$1,546	$501	$(1,191)	$1,273

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$155	$550	$—	$705
Accounts receivable, net	—	—	2,991	2,791	—	5,782
Inventories	—	—	923	621	—	1,544
Other	—	—	522	784	—	1,306

	—	—	4,591	4,746	—	9,337

Property and equipment, net	—	—	8,560	8,208	—	16,768

Investments of insurance subsidiaries	—	—	—	352	—	352
Investments in and advances to affiliates	28,356	—	15	182	(28,356)	197
Goodwill and other intangible assets	—	—	1,727	5,044	—	6,771
Other	805	29	33	274	—	1,141

	$29,161	$29	$14,926	$18,806	$(28,356)	$34,566

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,342	$903	$—	$2,245
Accrued salaries	—	—	679	530	—	1,209
Other accrued expenses	281	383	457	983	—	2,104
Long-term debt due within one year	—	97	57	59	—	213

	281	480	2,535	2,475	—	5,771

Long-term debt, net	994	29,981	188	285	—	31,448
Intercompany balances	34,258	(9,404)	(27,765)	2,911	—	—
Professional liability risks	—	—	—	1,144	—	1,144
Income taxes and other liabilities	420	5	403	454	—	1,282

	35,953	21,062	(24,639)	7,269	—	39,645

Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(6,792)	(21,033)	39,438	9,951	(28,356)	(6,792)
Noncontrolling interests	—	—	127	1,586	—	1,713

	(6,792)	(21,033)	39,565	11,537	(28,356)	(5,079)

	$29,161	$29	$14,926	$18,806	$(28,356)	$34,566

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,316	$(939)	$1,730	$731	$(1,266)	$1,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	1	(189)	(1,189)	(851)	—	(2,228)
Provision for doubtful accounts	—	—	1,012	821	—	1,833
Depreciation and amortization	—	—	499	543	—	1,042
Income taxes	267	—	—	—	—	267
Gains on sales of facilities	—	—	(1)	(2)	—	(3)
Amortization of debt issuance costs	—	16	—	—	—	16
Share-based compensation	—	—	140	—	—	140
Equity in earnings of affiliates	(1,266)	—	—	—	1,266	—
Other	39	—	—	6	—	45

Net cash provided by (used in) operating activities	357	(1,112)	2,191	1,248	—	2,684

Cash flows from investing activities:
Purchase of property and equipment	—	—	(578)	(726)	—	(1,304)
Acquisition of hospitals and health care entities	—	—	(5)	(290)	—	(295)
Disposition of hospitals and health care entities	—	—	10	4	—	14
Change in investments	—	—	—	(11)	—	(11)
Other	—	—	2	3	—	5

Net cash used in investing activities	—	—	(571)	(1,020)	—	(1,591)

Cash flows from financing activities:
Issuance of long-term debt	—	1,500	—	2	—	1,502
Net change in revolving credit facilities	—	(1,160)	—	—	—	(1,160)
Repayment of long-term debt	—	(42)	(33)	(20)	—	(95)
Distributions to noncontrolling interests	—	—	(79)	(169)	—	(248)
Payment of debt issuance costs	—	(25)	—	—	—	(25)
Repurchases of common stock	(966)	—	—	—	—	(966)
Changes in intercompany balances with affiliates, net	671	839	(1,463)	(47)	—	—
Other	(62)	—	—	20	—	(42)

Net cash (used in) provided by financing activities	(357)	1,112	(1,575)	(214)	—	(1,034)

Change in cash and cash equivalents	—	—	45	14	—	59
Cash and cash equivalents at beginning of period	—	—	110	536	—	646

Cash and cash equivalents at end of period	$—	$—	$155	$550	$—	$705

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2017 Operations Summary

Revenues increased to $10.733 billion in the second quarter of 2017 from $10.319 billion in the second quarter of 2016. Net income attributable to HCA Healthcare, Inc. totaled $657 million, or $1.75 per diluted share, for the quarter ended June 30, 2017, compared to $658 million, or $1.65 per diluted share, for the quarter ended June 30, 2016. Second quarter 2017 results include net gains on sales of facilities of $2 million. Second quarter 2016 results include legal claim costs of $10 million, or $0.02 per diluted share, and net gains on sales of facilities of $6 million, or $0.01 per diluted share. Our provisions for income taxes for the second quarters of 2017 and 2016 included tax benefits of $9 million, or $0.02 per diluted share, and $44 million, or $0.11 per diluted share, respectively, related to excess tax benefits from employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 375.338 million shares for the quarter ended June 30, 2017 and 398.659 million shares for the quarter ended June 30, 2016. During 2016 and the first six months of 2017, we repurchased 36.325 million shares and 11.525 million shares of our common stock, respectively.

Revenues increased 4.0% on a consolidated basis and increased 3.4% on a same facility basis for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. The increase in consolidated revenues can be attributed to the combined impact of a 1.9% increase in revenue per equivalent admission and a 2.1% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 2.0% increase in same facility revenue per equivalent admission and a 1.3% increase in same facility equivalent admissions.

During the quarters ended June 30, 2017 and 2016, consolidated admissions and same facility admissions increased 1.3% and 0.8%, respectively. Surgeries were flat on a consolidated basis and declined 0.9% on a same facility basis during the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. Emergency department visits increased 1.1% on a consolidated basis and increased 0.4% on a same facility basis during the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016.

For the quarter ended June 30, 2017, the provision for doubtful accounts increased $311 million, compared to the quarter ended June 30, 2016. The self-pay revenue deductions for charity care and uninsured discounts increased $74 million and $360 million, respectively, during the second quarter of 2017, compared to the second quarter of 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 34.8% for the second quarter of 2017, compared to 32.5% for the second quarter of 2016. Same facility uninsured admissions increased 4.9% for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016.

Cash flows from operating activities increased $55 million from $1.349 billion for the second quarter of 2016 to $1.404 billion for the second quarter of 2017. The increase relates primarily to the net impact of net negative changes in working capital items of $241 million and $268 million of favorable changes in income taxes.

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

Revenues increased 4.0% from $10.319 billion in the second quarter of 2016 to $10.733 billion in the second quarter of 2017. Our international revenues declined 17.4% from $324 million in the second quarter of 2016 to $269 million in the second quarter of 2017. Declines in admissions related to patients from certain Middle-Eastern countries seeking health care services in England, admissions related to private medical insurance patients and in the currency translation rates have contributed to the decline in international revenues.

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies (including plans offered through the health insurance exchanges), and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). Our revenues from our third-party payers, the uninsured and other payers for the quarters and six months ended June 30, 2017 and 2016 are summarized in the following table (dollars in millions):

	Quarter
	2017	Ratio	2016	Ratio
Medicare	$2,321	21.6%	$2,217	21.5%
Managed Medicare	1,187	11.1	1,078	10.4
Medicaid	453	4.2	416	4.0
Managed Medicaid	575	5.4	608	5.9
Managed care and other insurers	6,106	56.9	5,759	55.8
International (managed care and other insurers)	269	2.5	324	3.1

	10,911	101.7	10,402	100.7
Uninsured	519	4.8	225	2.2
Other	376	3.5	454	4.4

Revenues before provision for doubtful accounts	11,806	110.0	11,081	107.3
Provision for doubtful accounts	(1,073)	(10.0)	(762)	(7.3)

Revenues	$10,733	100.0%	$10,319	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Six Months
	2017	Ratio	2016	Ratio
Medicare	$4,726	22.1%	$4,483	21.8%
Managed Medicare	2,390	11.2	2,182	10.6
Medicaid	826	3.9	843	4.1
Managed Medicaid	1,216	5.7	1,205	5.9
Managed care and other insurers	12,032	56.3	11,461	55.7
International (managed care and other insurers)	538	2.5	641	3.1

	21,728	101.7	20,815	101.2
Uninsured	744	3.5	414	2.0
Other	717	3.4	902	4.4

Revenues before provision for doubtful accounts	23,189	108.6	22,131	107.6
Provision for doubtful accounts	(1,833)	(8.6)	(1,552)	(7.6)

Revenues	$21,356	100.0%	$20,579	100.0%

Consolidated and same facility revenue per equivalent admission increased 1.9% and 2.0%, respectively, in the second quarter of 2017, compared to the second quarter of 2016. Consolidated and same facility equivalent admissions increased 2.1% and 1.3%, respectively, in the second quarter of 2017, compared to the second quarter of 2016. Consolidated and same facility outpatient surgeries declined 0.2% and 1.2%, respectively, in the second quarter of 2017, compared to the second quarter of 2016. Consolidated inpatient surgeries increased 0.4% and same facility inpatient surgeries were flat in the second quarter of 2017, compared to the second quarter of 2016. Consolidated and same facility emergency department visits increased 1.1% and 0.4%, respectively, in the second quarter of 2017, compared to the second quarter of 2016.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At June 30, 2017, our allowance for doubtful accounts represented 99.3% of the $5.086 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and six months ended June 30, 2017 and 2016 follows (dollars in millions):

	Quarter				Six Months
	2017	Ratio	2016	Ratio	2017	Ratio	2016	Ratio
Charity care	$1,173	20%	$1,099	22%	$2,259	20%	$2,054	21%
Uninsured discounts	3,475	61	3,115	63	6,956	63	6,212	63
Provision for doubtful accounts	1,073	19	762	15	1,833	17	1,552	16

Totals	$5,721	100%	$4,976	100%	$11,048	100%	$9,818	100%

Same facility uninsured admissions increased by 1,732 admissions, or 4.9%, in the second quarter of 2017, compared to the second quarter of 2016. Same facility uninsured admissions increased by 3.2%, in the first quarter of 2017, compared to the first quarter of 2016. Same facility uninsured admissions in 2016, compared to 2015, declined 0.3% in the fourth quarter of 2016, increased 0.7% in the third quarter of 2016, increased 5.7% in the second quarter of 2016 and increased 10.6% in the first quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2017 and 2016 are set forth in the following table.

	Quarter		Six Months
	2017	2016	2017	2016
Medicare	30%	31%	31%	31%
Managed Medicare	16	15	16	15
Medicaid	5	6	5	6
Managed Medicaid	12	12	12	12
Managed care and other insurers	29	29	28	29
Uninsured	8	7	8	7

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2017 and 2016 are set forth in the following table.

	Quarter		Six Months
	2017	2016	2017	2016
Medicare	27%	28%	28%	28%
Managed Medicare	12	12	12	12
Medicaid	6	6	6	6
Managed Medicaid	5	6	5	6
Managed care and other insurers	47	48	48	48
Uninsured	3	—	1	—

	100%	100%	100%	100%

At June 30, 2017, we had 84 hospitals in the states of Texas and Florida. During the second quarter of 2017, 55% of our admissions and 47% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 69% of our uninsured admissions during the second quarter of 2017.

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

The Texas Medicaid Waiver Program includes two primary components: an indigent care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included Medicaid supplemental payments of $95 million ($26 million DSRIP related and $69 million indigent care related) and $82 million ($25 million DSRIP related and $57 million indigent care related) during the second quarters of 2017 and 2016, respectively, and $201 million ($56 million DSRIP related and $145 million indigent care related) and $184 million ($53 million DSRIP related and $131 million indigent care related) during the first six months of 2017 and 2016, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2017 and 2016 (dollars in millions):

	Quarter
	2017		2016
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$11,806		$11,081
Provision for doubtful accounts	1,073		762

Revenues	10,733	100.0	10,319	100.0

Salaries and benefits	4,896	45.6	4,691	45.5
Supplies	1,795	16.7	1,718	16.7
Other operating expenses	1,965	18.3	1,868	18.0
Equity in earnings of affiliates	(13)	(0.1)	(10)	(0.1)
Depreciation and amortization	521	4.9	489	4.8
Interest expense	411	3.8	427	4.1
Gains on sales of facilities	(2)	—	(6)	(0.1)
Legal claim costs	—	—	10	0.1

	9,573	89.2	9,187	89.0

Income before income taxes	1,160	10.8	1,132	11.0
Provision for income taxes	365	3.4	341	3.3

Net income	795	7.4	791	7.7
Net income attributable to noncontrolling interests	138	1.3	133	1.3

Net income attributable to HCA Healthcare, Inc.	$657	6.1	$658	6.4

% changes from prior year:
Revenues	4.0%		4.3%
Income before income taxes	2.5		15.0
Net income attributable to HCA Healthcare, Inc.	(0.2)		29.8
Admissions(a)	1.3		0.6
Equivalent admissions(b)	2.1		1.9
Revenue per equivalent admission	1.9		2.4
Same facility % changes from prior year(c):
Revenues	3.4		3.7
Admissions(a)	0.8		0.6
Equivalent admissions(b)	1.3		1.6
Revenue per equivalent admission	2.0		2.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2017		2016
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$23,189		$22,131
Provision for doubtful accounts	1,833		1,552

Revenues	21,356	100.0	20,579	100.0

Salaries and benefits	9,797	45.9	9,393	45.6
Supplies	3,592	16.8	3,432	16.7
Other operating expenses	3,895	18.2	3,721	18.1
Equity in earnings of affiliates	(23)	(0.1)	(22)	(0.1)
Depreciation and amortization	1,042	4.9	968	4.7
Interest expense	830	3.9	843	4.1
Gains on sales of facilities	(3)	—	(5)	—
Legal claim costs	—	—	22	0.1

	19,130	89.6	18,352	89.2

Income before income taxes	2,226	10.4	2,227	10.8
Provision for income taxes	654	3.0	625	3.0

Net income	1,572	7.4	1,602	7.8
Net income attributable to noncontrolling interests	256	1.2	250	1.2

Net income attributable to HCA Healthcare, Inc.	$1,316	6.2	$1,352	6.6

% changes from prior year:
Revenues	3.8%		5.1%
Income before income taxes	—		8.0
Net income attributable to HCA Healthcare, Inc.	(2.7)		23.1
Admissions(a)	1.3		1.3
Equivalent admissions(b)	1.9		2.8
Revenue per equivalent admission	1.8		2.3
Same facility % changes from prior year(c):
Revenues	3.3		4.6
Admissions(a)	1.0		1.1
Equivalent admissions(b)	1.5		2.4
Revenue per equivalent admission	1.8		2.1

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2017 and 2016

Net income attributable to HCA Healthcare, Inc. totaled $657 million, or $1.75 per diluted share, for the second quarter of 2017, compared to $658 million, or $1.65 per diluted share, for the second quarter of 2016. Second quarter 2017 results include net gains on sales of facilities of $2 million. Second quarter 2016 results include legal claim costs of $10 million, or $0.02 per diluted share, and net gains on sales of facilities of $6 million, or $0.01 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 375.338 million shares for the quarter ended June 30, 2017 and 398.659 million shares for the quarter ended June 30, 2016. During 2016 and the first six months of 2017, we repurchased 36.325 million and 11.525 million shares of our common stock, respectively.

Revenues before provision for doubtful accounts increased 6.5% for the second quarter of 2017 compared to the second quarter of 2016. The provision for doubtful accounts increased $311 million, from $762 million in the second quarter of 2016 to $1.073 billion in the second quarter of 2017. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $74 million and $360 million, respectively, during the second quarter of 2017, compared to the second quarter of 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 34.8% for the second quarter of 2017, compared to 32.5% for the second quarter of 2016. At June 30, 2017, our allowance for doubtful accounts represented 99.3% of the $5.086 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.0% due to the combined impact of revenue per equivalent admission growth of 1.9% and a 2.1% increase in equivalent admissions for the second quarter of 2017 compared to the second quarter of 2016. Same facility revenues increased 3.4% due to the combined impact of a 2.0% increase in same facility revenue per equivalent admission and a 1.3% increase in same facility equivalent admissions for the second quarter of 2017 compared to the second quarter of 2016.

Salaries and benefits, as a percentage of revenues, were 45.6% in the second quarter of 2017 and 45.5% in the second quarter of 2016. Salaries and benefits per equivalent admission increased 2.2% in the second quarter of 2017 compared to the second quarter of 2016. Same facility labor rate increases averaged 2.6% for the second quarter of 2017 compared to the second quarter of 2016.

Supplies, as a percentage of revenues, were 16.7% in each of the second quarters of 2017 and 2016. Supply costs per equivalent admission increased 2.3% in the second quarter of 2017 compared to the second quarter of 2016. Supply costs per equivalent admission increased 5.0% for medical devices, 1.0% for pharmacy supplies and 0.9% for general medical and surgical items in the second quarter of 2017 compared to the second quarter of 2016.

Other operating expenses, as a percentage of revenues, were 18.3% in the second quarter of 2017 and 18.0% in the second quarter of 2016. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $118 million and $111 million for the second quarters of 2017 and 2016, respectively.

Equity in earnings of affiliates was $13 million and $10 million in the second quarters of 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2017 and 2016 (continued)

Depreciation and amortization increased $32 million, from $489 million in the second quarter of 2016 to $521 million in the second quarter of 2017. The increase in depreciation relates primarily to increased routine capital expenditures.

Interest expense was $411 million in the second quarter of 2017 and $427 million in the second quarter of 2016. Our average debt balance was $31.685 billion for the second quarter of 2017 compared to $31.117 billion for the second quarter of 2016. The average effective interest rate for our long-term debt declined to 5.2% from 5.5% for the quarters ended June 30, 2017 and 2016, respectively.

During the second quarters of 2017 and 2016, we recorded net gains on sales of facilities of $2 million and $6 million, respectively.

We recorded $10 million of legal claim costs during the second quarter of 2016 related to the Health Midwest litigation.

The effective tax rates were 35.8% and 34.1% for the second quarters of 2017 and 2016, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the second quarters of 2017 and 2016 included tax benefits of $9 million and $44 million, respectively, related to excess tax benefits from employee equity award settlements. Our provision for income taxes for the second quarter of 2017 also included $10 million of reductions in interest expense (net of tax) related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for the second quarters of 2017 and 2016 would have been 37.8% and 38.5%, respectively.

Net income attributable to noncontrolling interests increased from $133 million for the second quarter of 2016 to $138 million for the second quarter of 2017. The increase in net income attributable to noncontrolling interests related primarily to our health care group purchasing organization.

Six Months Ended June 30, 2017 and 2016

Net income attributable to HCA Healthcare, Inc. totaled $1.316 billion, or $3.48 per diluted share, in the six months ended June 30, 2017 compared to $1.352 billion, or $3.34 per diluted share, in the six months ended June 30, 2016. The first six months of 2017 results include net gains on sales of facilities of $3 million. The first six months of 2016 results include legal claim costs of $22 million, or $0.03 per diluted share, and net gains on sales of facilities of $5 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 377.647 million shares and 404.617 million shares for the six months ended June 30, 2017 and 2016, respectively. During 2016 and the first six months of 2017, we repurchased 36.325 million and 11.525 million shares of our common stock, respectively.

For the first six months of 2017, consolidated and same facility admissions increased 1.3% and 1.0%, respectively, compared to the first six months of 2016. Consolidated and same facility outpatient surgical volumes declined 0.2% and 0.9%, respectively, during the first six months of 2017, compared to the first six months of 2016. Consolidated and same facility inpatient surgeries increased 0.7% and 0.4%, respectively, in the first six months of 2017, compared to the first six months of 2016. Consolidated and same facility emergency department visits increased 1.3% and 0.8%, respectively, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Revenues before provision for doubtful accounts increased 4.8% for the first six months of 2017 compared to the first six months of 2016. Provision for doubtful accounts increased $281 million from $1.552 billion in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2017 and 2016 (continued)

first six months of 2016 to $1.833 billion in the first six months of 2017. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $205 million and $744 million, respectively, during the first six months of 2017, compared to the first six months of 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 34.1% for the first six months of 2017, compared to 32.3% for the first six months of 2016. At June 30, 2017, our allowance for doubtful accounts represented approximately 99.3% of the $5.086 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 3.8% primarily due to the combined impact of revenue per equivalent admission growth of 1.8% and an increase of 1.9% in equivalent admissions for the first six months of 2017 compared to the first six months of 2016. Same facility revenues increased 3.3% due to the combined impact of a 1.8% increase in same facility revenue per equivalent admission and a 1.5% increase in same facility equivalent admissions for the first six months of 2017 compared to the first six months of 2016.

Salaries and benefits, as a percentage of revenues, were 45.9% in the first six months of 2017 and 45.6% in the first six months of 2016. Salaries and benefits per equivalent admission increased 2.3% in the first six months of 2017 compared to the first six months of 2016. Same facility labor rate increases averaged 2.5% for the first six months of 2017 compared to the first six months of 2016.

Supplies, as a percentage of revenues, were 16.8% in the first six months of 2017 and 16.7% in the first six months of 2016. Supply cost per equivalent admission increased 2.6% in the first six months of 2017 compared to the first six months of 2016. Supply costs per equivalent admission increased 6.1% for medical devices and 1.5% for general medical and surgical items and declined 0.3% for pharmacy supplies in the first six months of 2017 compared to the first six months of 2016.

Other operating expenses, as a percentage of revenues, increased to 18.2% in the first six months of 2017 from 18.1% in the first six months of 2016. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $237 million and $223 million for the first six months of 2017 and 2016, respectively.

Equity in earnings of affiliates was $23 million and $22 million in the first six months of 2017 and 2016, respectively.

Depreciation and amortization increased $74 million, from $968 million in the first six months of 2016 to $1.042 billion in the first six months of 2017. The increase in depreciation relates primarily to increased routine capital expenditures.

Interest expense was $843 million for the first six months of 2016 and $830 million for the first six months of 2017. Our average debt balance was $31.539 billion for the first six months of 2017 compared to $30.863 billion for the first six months of 2016. The average effective interest rate for our long-term debt declined from 5.5% for the six months ended June 30, 2016 to 5.3% for the six months ended June 30, 2017.

During the first six months of 2017 and 2016, we recorded net gains on sales of facilities of $3 million and $5 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2017 and 2016 (continued)

We recorded $22 million of legal claim costs during the first six months of 2016 related to the Health Midwest litigation.

The effective tax rates were 33.2% and 31.6% for the first six months of 2017 and 2016, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first six months of 2017 and 2016 included tax benefits of $76 million and $118 million, respectively, related to excess tax benefits from employee equity award settlements. Our provision for income taxes for the first six months of 2017 also included $12 million of reductions in interest expense (net of tax) related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for the first six months of 2017 and 2016 would have been 37.7% and 37.6%, respectively.

Net income attributable to noncontrolling interests increased from $250 million for the first six months of 2016 to $256 million for the first six months of 2017.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.684 billion in the first six months of 2017 compared to $2.748 billion in the first six months of 2016. The $64 million decline in cash provided by operating activities in the first six months of 2017 compared to the first six months of 2016 related primarily to the net impact of net negative changes in working capital items of $305 million and $200 million of favorable changes in income taxes. The combined interest payments and net tax payments in the first six months of 2017 and 2016 were $1.221 billion and $1.325 billion, respectively. Working capital totaled $3.566 billion at June 30, 2017 and $3.252 billion at December 31, 2016.

Cash used in investing activities was $1.591 billion in the first six months of 2017 compared to $1.555 billion in the first six months of 2016. Acquisitions of hospitals and health care entities declined from $430 million in the first six months of 2016 to $295 million in the first six months of 2017. Excluding acquisitions, capital expenditures were $1.304 billion in the first six months of 2017 and $1.172 billion in the first six months of 2016. Capital expenditures, excluding acquisitions, are expected to approximate $2.9 billion in 2017. At June 30, 2017, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.3 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $1.034 billion in the first six months of 2017 compared to $1.243 billion in the first six months of 2016. During the first six months of 2017, net cash flows used in financing activities included a net increase of $247 million in our indebtedness, repurchases of common stock of $966 million, distributions to noncontrolling interests of $248 million and payments of debt issuance costs of $25 million. During the first six months of 2016, net cash flows used in financing activities included a net increase of $935 million in our indebtedness, repurchases of common stock of $1.858 billion, distributions to noncontrolling interests of $205 million and payments of debt issuance costs of $24 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $31.661 billion at June 30, 2017. Our interest expense was $830 million for the first six months of 2017 and $843 million for the first six months of 2016.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.798 billion and $2.567 billion available as of June 30, 2017 and July 31, 2017, respectively) and anticipated access to public and private debt markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

During June 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We will use the net proceeds for general corporate purposes, which may include funding all or a portion of the purchase price of certain previously announced hospital acquisitions, and the redemption, during the third quarter of 2017, of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018.

During June 2017, we amended our senior secured revolving credit facilities by (i) increasing the commitments under the senior secured asset-based revolving credit facility to $3.750 billion, (ii) extending the maturity date of the revolving credit commitments to June 28, 2022, (iii) amending the incremental facility provisions to permit the incurrence of additional incremental credit facilities in an aggregate principal amount of $1.5 billion and (iv) providing that the commitment fee for unutilized commitments under the senior secured asset-based revolving credit facility shall be 0.250% per annum.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $401 million and $385 million at June 30, 2017 and December 31, 2016, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $210 million and $215 million at June 30, 2017 and December 31, 2016, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.333 billion and $1.279 billion at June 30, 2017 and December 31, 2016, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $415 million. We estimate that approximately $366 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $398 million and $3 million, respectively, at June 30, 2017. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2017, we had a net unrealized gain of $16 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $2.700 billion of long-term debt at June 30, 2017 was subject to variable rates of interest, while the remaining balance in long-term debt of $28.961 billion at June 30, 2017 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.5% for the six months ended June 30, 2016 to 5.3% for the six months ended June 30, 2017.

The estimated fair value of our total long-term debt was $33.802 billion at June 30, 2017. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $27 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. Our international operations represented 2.5% of our consolidated revenues for the quarter and six months ended June 30, 2017. The United Kingdom’s vote to exit the European Union in June 2016 contributed to a 16.8% decline in the Great British pound (GBP) to US dollar (USD) translation ratio during 2016. However, the GBP/USD translation ratio has stabilized (2.5% increase) during the first six months of 2017. We currently do not consider the market risk related to GBP/USD translation to be material to our consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2017	2016
Number of hospitals in operation at:
March 31	171	168
June 30	172	169
September 30		169
December 31		170
Number of freestanding outpatient surgical centers in operation at:
March 31	118	116
June 30	119	116
September 30		117
December 31		118
Licensed hospital beds at(a):
March 31	44,374	43,817
June 30	44,727	44,127
September 30		44,226
December 31		44,290
Weighted average licensed beds(b):
Quarter:
First	44,362	43,780
Second	44,605	44,064
Third		44,188
Fourth		44,274
Year		44,077
Average daily census(c):
Quarter:
First	26,699	26,325
Second	25,353	25,199
Third		24,748
Fourth		25,096
Year		25,340
Admissions(d):
Quarter:
First	485,761	479,568
Second	473,174	467,218
Third		469,764
Fourth		475,281
Year		1,891,831
Equivalent admissions(e):
Quarter:
First	812,192	798,001
Second	809,367	792,599
Third		799,120
Fourth		801,799
Year		3,191,519

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2017	2016
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second	4.9	4.9
Third		4.8
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,163,138	2,133,289
Second	2,116,123	2,093,039
Third		2,077,938
Fourth		2,074,074
Year		8,378,340
Outpatient surgeries(h):
Quarter:
First	225,915	226,486
Second	234,215	234,578
Third		229,054
Fourth		242,095
Year		932,213
Inpatient surgeries(i):
Quarter:
First	133,341	131,840
Second	134,553	134,068
Third		135,013
Fourth		136,385
Year		537,306
Days revenues in accounts receivable(j):
Quarter:
First	48	52
Second	49	50
Third		49
Fourth		50
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second	38%	38%
Third		39%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at June 30, 2017(l):
Medicare and Medicaid	11%	1%	1%
Managed care and other discounted	29	5	6
Uninsured	21	5	21

Total	61%	11%	28%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the quarter divided by the revenues per day. “Revenues” used in this computation are net of the provision for doubtful accounts.
(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $10.832 billion (each 1% is equivalent to approximately $108 million of gross accounts receivable).

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

ITEM 1A.    RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2016, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2017, we repurchased 6,404,392 shares of our common stock at an average price of $84.60 per share through market purchases pursuant to the $2 billion share repurchase program authorized during November 2016. At June 30, 2017, we had $887 million of repurchase authorization available under the November 2016 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2017 through June 30, 2017 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2017 through April 30, 2017	1,841,400	$86.84	1,841,400	$1,269
May 1, 2017 through May 31, 2017	2,287,600	$83.48	2,287,600	$1,078
June 1, 2017 through June 30, 2017	2,275,392	$83.91	2,275,392	$887

Total for second quarter 2017	6,404,392	$84.60	6,404,392	$887

ITEM 6.    EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 18, dated as of June 22, 2017, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 22, 2017 and incorporated herein by reference).

4.2	—	Form of 5.500% Senior Secured Notes due 2047 (included in Exhibit 4.1).

4.3	—

Additional Receivables Intercreditor Agreement, dated as of June 22, 2017, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed June 22, 2017 and incorporated herein by reference).

4.4	—

Restatement Agreement dated as of June 28, 2017, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 30, 2017 and incorporated herein by reference).

4.5	—

Restatement Agreement dated as of June 28, 2017, by and among HCA Inc., as borrower, the subsidiary borrowers party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 30, 2017 and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and the six months ended June 30, 2017 and 2016, filed with the SEC on August 4, 2017, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2017 and 2016, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2017 and 2016, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: August 4, 2017