Form 10-Q
period 2017-09-30
HCA Healthcare, Inc.
filed 2017-11-07
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2017
Voting common stock, $.01 par value	354,052,500 shares

HCA HEALTHCARE, INC.

Form 10-Q

September 30, 2017

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine months
	2017	2016	2017	2016
Revenues before provision for doubtful accounts	$11,967	$11,110	$35,156	$33,241
Provision for doubtful accounts	1,271	840	3,104	2,392

Revenues	10,696	10,270	32,052	30,849

Salaries and benefits	5,081	4,740	14,878	14,133
Supplies	1,777	1,699	5,369	5,131
Other operating expenses	2,075	1,896	5,970	5,617
Equity in earnings of affiliates	(13)	(22)	(36)	(44)
Depreciation and amortization	539	495	1,581	1,463
Interest expense	427	432	1,257	1,275
Gains on sales of facilities	(7)	(3)	(10)	(8)
Losses on retirement of debt	39	4	39	4
Legal claim costs	—	11	—	33

	9,918	9,252	29,048	27,604

Income before income taxes	778	1,018	3,004	3,245
Provision for income taxes	248	273	902	898

Net income	530	745	2,102	2,347
Net income attributable to noncontrolling interests	104	127	360	377

Net income attributable to HCA Healthcare, Inc.	$426	$618	$1,742	$1,970

Per share data:
Basic earnings per share	$1.18	$1.63	$4.77	$5.09
Diluted earnings per share	$1.15	$1.59	$4.64	$4.93
Shares used in earnings per share calculations (in millions):
Basic	360.170	378.199	365.398	386.968
Diluted	369.834	389.592	375.013	399.577

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Unaudited

(Dollars in millions)

	Quarter		Nine months
	2017	2016	2017	2016
Net income	$530	$745	$2,102	$2,347
Other comprehensive income (loss) before taxes:
Foreign currency translation	32	(40)	87	(169)

Unrealized gains (losses) on available-for-sale securities	—	(2)	5	3

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	5	4	14	13

	5	4	14	13

Change in fair value of derivative financial instruments	(1)	13	(9)	(57)
Interest costs included in interest expense	4	28	17	84

	3	41	8	27

Other comprehensive income (loss) before taxes	40	3	114	(126)
Income taxes (benefits) related to other comprehensive income items	15	—	44	(50)

Other comprehensive income (loss)	25	3	70	(76)

Comprehensive income	555	748	2,172	2,271
Comprehensive income attributable to noncontrolling interests	104	127	360	377

Comprehensive income attributable to HCA Healthcare, Inc.	$451	$621	$1,812	$1,894

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$718	$646
Accounts receivable, less allowance for doubtful accounts of $5,416 and $4,988	5,980	5,826
Inventories	1,546	1,503
Other	1,204	1,111

	9,448	9,086

Property and equipment, at cost	39,262	37,055
Accumulated depreciation	(21,933)	(20,703)

	17,329	16,352

Investments of insurance subsidiaries	368	336
Investments in and advances to affiliates	201	206
Goodwill and other intangible assets	7,357	6,704
Other	1,028	1,074

	$35,731	$33,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,314	$2,318
Accrued salaries	1,312	1,265
Other accrued expenses	1,783	2,035
Long-term debt due within one year	202	216

	5,611	5,834

Long-term debt, less net debt issuance costs of $171 and $170	32,751	31,160
Professional liability risks	1,179	1,148
Income taxes and other liabilities	1,256	1,249

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 356,979,800 shares in 2017 and 370,535,900 shares in 2016	4	4
Accumulated other comprehensive loss	(268)	(338)
Retained deficit	(6,516)	(6,968)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(6,780)	(7,302)
Noncontrolling interests	1,714	1,669

	(5,066)	(5,633)

	$35,731	$33,758

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Unaudited

(Dollars in millions)

	2017	2016
Cash flows from operating activities:
Net income	$2,102	$2,347
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,174)	(2,044)
Provision for doubtful accounts	3,104	2,392

Accounts receivable, net	(70)	348
Inventories and other assets	(50)	(161)
Accounts payable and accrued expenses	(169)	(341)
Depreciation and amortization	1,581	1,463
Income taxes	(9)	8
Gains on sales of facilities	(10)	(8)
Losses on retirement of debt	39	4
Legal claim costs	—	33
Amortization of debt issuance costs	23	26
Share-based compensation	195	196
Other	60	39

Net cash provided by operating activities	3,692	3,954

Cash flows from investing activities:
Purchase of property and equipment	(2,033)	(1,884)
Acquisition of hospitals and health care entities	(1,142)	(468)
Disposal of hospitals and health care entities	24	23
Change in investments	(15)	78
Other	(6)	17

Net cash used in investing activities	(3,172)	(2,234)

Cash flows from financing activities:
Issuances of long-term debt	1,502	5,400
Net change in revolving bank credit facilities	650	(70)
Repayment of long-term debt	(700)	(4,424)
Distributions to noncontrolling interests	(363)	(342)
Payment of debt issuance costs	(25)	(40)
Repurchases of common stock	(1,475)	(2,213)
Other	(37)	(95)

Net cash used in financing activities	(448)	(1,784)

Change in cash and cash equivalents	72	(64)
Cash and cash equivalents at beginning of period	646	741

Cash and cash equivalents at end of period	$718	$677

Interest payments	$1,383	$1,339
Income tax payments, net	$911	$890

See accompanying notes.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2017, these affiliates owned and operated 177 hospitals, 119 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $91 million and $94 million for the quarters ended September 30, 2017 and 2016, respectively, and $273 million and $272 million for the nine months ended September 30, 2017 and 2016, respectively. Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies (including plans offered through the health insurance exchanges), and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to uninsured accounts to record net self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers, the uninsured and other for the quarters and nine months ended September 30, 2017 and 2016 are summarized in the following table (dollars in millions):

	Quarter
	2017	Ratio	2016	Ratio
Medicare	$2,354	22.0%	$2,158	21.0%
Managed Medicare	1,156	10.8	1,068	10.4
Medicaid	362	3.4	405	3.9
Managed Medicaid	582	5.4	611	6.0
Managed care and other insurers	6,039	56.4	5,863	57.1
International (managed care and other insurers)	276	2.6	285	2.8

	10,769	100.6	10,390	101.2
Uninsured	849	7.9	336	3.3
Other	349	3.3	384	3.7

Revenues before provision for doubtful accounts	11,967	111.8	11,110	108.2
Provision for doubtful accounts	(1,271)	(11.8)	(840)	(8.2)

Revenues	$10,696	100.0%	$10,270	100.0%

	Nine Months
	2017	Ratio	2016	Ratio
Medicare	$7,080	22.1%	$6,641	21.5%
Managed Medicare	3,546	11.1	3,250	10.5
Medicaid	1,188	3.7	1,248	4.0
Managed Medicaid	1,798	5.6	1,816	5.9
Managed care and other insurers	18,071	56.4	17,324	56.2
International (managed care and other insurers)	814	2.5	926	3.0

	32,497	101.4	31,205	101.1
Uninsured	1,593	5.0	750	2.4
Other	1,066	3.3	1,286	4.2

Revenues before provision for doubtful accounts	35,156	109.7	33,241	107.7
Provision for doubtful accounts	(3,104)	(9.7)	(2,392)	(7.7)

Revenues	$32,052	100.0%	$30,849	100.0%

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

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2017, we paid $1.000 billion to acquire seven hospital facilities (one of the acquired hospital facilities has an effective acquisition date of October 1, 2017) and $142 million to acquire other nonhospital health care entities. During the nine months ended September 30, 2016, we paid $343 million to acquire three hospital facilities and $125 million to acquire other nonhospital health care entities.

During the nine months ended September 30, 2017, we received proceeds of $24 million and recognized a net pretax gain of $10 million related to sales of real estate and other investments. During the nine months ended September 30, 2016, we received proceeds of $23 million and recognized a net pretax gain of $8 million related to sales of real estate and other investments.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES

Our liability for unrecognized tax benefits was $429 million, including accrued interest of $40 million, as of September 30, 2017 ($418 million and $45 million, respectively, as of December 31, 2016). Unrecognized tax benefits of $136 million ($137 million as of December 31, 2016) would affect the effective rate, if recognized.

Our provision for income taxes for the quarters ended September 30, 2017 and 2016, included tax benefits of $4 million and $11 million, respectively, and for the nine months ended September 30, 2017 and 2016, included tax benefits of $80 million and $129 million, respectively, related to the settlement of employee equity awards. Our provision for income taxes for the quarter and nine months ended September 30, 2017 also included $4 million and $16 million, respectively, of reductions in interest expense (net of tax). We also reduced our provision for income taxes for the quarter and nine months ended September 30, 2016 by $51 million, including interest of $17 million (net of tax) primarily related to the completion of IRS examinations which resolved all outstanding federal tax issues for our 2011 and 2012 tax years.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2017 and 2016 (dollars and shares in millions, except per share amounts):

	Quarter		Nine months
	2017	2016	2017	2016
Net income attributable to HCA Healthcare, Inc.	$426	$618	$1,742	$1,970

Weighted average common shares outstanding	360.170	378.199	365.398	386.968
Effect of dilutive incremental shares	9.664	11.393	9.615	12.609

Shares used for diluted earnings per share	369.834	389.592	375.013	399.577

Earnings per share:
Basic earnings per share	$1.18	$1.63	$4.77	$5.09
Diluted earnings per share	$1.15	$1.59	$4.64	$4.93

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2017 and December 31, 2016 follows (dollars in millions):

	September 30, 2017
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$352	$14	$—	$366
Money market funds	52	—	—	52

	404	14	—	418
Equity securities	1	2	—	3

	$405	$16	$—	421

Amounts classified as current assets				(53)

Investment carrying value				$368

	December 31, 2016
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities:
States and municipalities	$345	$9	$(1)	$353
Money market funds	28	—	—	28

	373	9	(1)	381
Equity securities	1	3	—	4

	$374	$12	$(1)	385

Amounts classified as current assets				(49)

Investment carrying value				$336

At September 30, 2017 and December 31, 2016, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at September 30, 2017 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$100	$100
Due after one year through five years	76	80
Due after five years through ten years	178	187
Due after ten years	50	51

	$404	$418

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (Continued)

The average expected maturity of the investments in debt securities at September 30, 2017 was 4.0 years, compared to the average scheduled maturity of 5.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2017 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$1,000	December 2017	$(3)
Pay-fixed interest rate swaps	2,000	December 2021	30

During the next 12 months, we estimate $3 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the nine months ended September 30, 2017 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$6	Interest expense	$17

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at September 30, 2017 and December 31, 2016, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$366	$—	$366	$—
Money market funds	52	52	—	—

	418	52	366	—
Equity securities	3	3	—	—

Investments of insurance subsidiaries	421	55	366	—
Less amounts classified as current assets	(53)	(52)	(1)	—

	$368	$3	$365	$—

Interest rate swaps (Other)	$30	$—	$30	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$3	$—	$3	$—

	December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities:
States and municipalities	$353	$—	$347	$6
Money market funds	28	28	—	—

	381	28	347	6
Equity securities	4	4	—	—

Investments of insurance subsidiaries	385	32	347	6
Less amounts classified as current assets	(49)	(28)	(21)	—

	$336	$4	$326	$6

Interest rate swaps (Other)	$31	$—	$31	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$12	$—	$12	$—

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

The $6 million reduction in the Level 3 investments of our insurance subsidiaries resulted from settlements. The estimated fair value of our long-term debt was $34.998 billion and $32.833 billion at September 30, 2017 and December 31, 2016, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $33.124 billion and $31.546 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2017 and December 31, 2016, including related interest rates at September 30, 2017, follows (dollars in millions):

	September 30, 2017	December 31, 2016
Senior secured asset-based revolving credit facility (effective interest rate of 2.7%)	$3,570	$2,920
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.6%)	3,915	3,981
Senior secured notes (effective interest rate of 5.4%)	15,300	13,800
Other senior secured debt (effective interest rate of 5.8%)	587	593

Senior secured debt	23,372	21,294
Senior unsecured notes (effective interest rate of 6.4%)	9,752	10,252
Net debt issuance costs	(171)	(170)

Total debt (average life of 7.1 years, rates averaging 5.2%)	32,953	31,376
Less amounts due within one year	202	216

	$32,751	$31,160

2017 Activity

During June 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospital acquisitions, and the redemption, during July 2017, of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million.

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

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Healthcare, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2016	370.536	$4	$—	$(338)	$(6,968)	$1,669	$(5,633)
Comprehensive income	—	—	—	70	1,742	360	2,172
Repurchase of common stock	(17.847)	—	(185)	—	(1,290)	—	(1,475)
Distributions	—	—	—	—	—	(363)	(363)
Share-based benefit plans	4.291	—	188	—	—	—	188
Other	—	—	(3)	—	—	48	45

Balances at September 30, 2017	356.980	$4	$—	$(268)	$(6,516)	$1,714	$(5,066)

During the nine months ended September 30, 2017, we repurchased 17.847 million shares of our common stock at an average price of $82.62 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during November 2016. At September 30, 2017, we had $379 million of repurchase authorization available under the November 2016 authorization. During October 2017, our board of directors authorized a share repurchase program for up to $2 billion of our outstanding common stock.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (Continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2016	$7	$(211)	$(146)	$12	$(338)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	3	—	—	—	3
Foreign currency translation adjustments, net of $34 of income taxes	—	53	—	—	53
Change in fair value of derivative instruments, net of $3 income tax benefits	—	—	—	(6)	(6)
Expense reclassified into operations from other comprehensive income, net of $5 and $6, respectively, income tax benefits	—	—	9	11	20

Balances at September 30, 2017	$10	$(158)	$(137)	$17	$(268)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 86 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 85 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, losses on retirement of debt, legal claim costs, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues,

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2017 and 2016 are summarized in the following table (dollars in millions):

	Quarter		Nine months
	2017	2016	2017	2016
Revenues:
National Group	$5,036	$4,882	$15,344	$14,780
American Group	5,180	4,908	15,268	14,554
Corporate and other	480	480	1,440	1,515

	$10,696	$10,270	$32,052	$30,849

Equity in earnings of affiliates:
National Group	$(8)	$(13)	$(17)	$(17)
American Group	(9)	(9)	(27)	(26)
Corporate and other	4	—	8	(1)

	$(13)	$(22)	$(36)	$(44)

Adjusted segment EBITDA:
National Group	$975	$1,073	$3,268	$3,342
American Group	930	1,016	2,977	3,002
Corporate and other	(129)	(132)	(374)	(332)

	$1,776	$1,957	$5,871	$6,012

Depreciation and amortization:
National Group	$219	$204	$650	$602
American Group	251	231	727	675
Corporate and other	69	60	204	186

	$539	$495	$1,581	$1,463

Adjusted segment EBITDA	$1,776	$1,957	$5,871	$6,012
Depreciation and amortization	539	495	1,581	1,463
Interest expense	427	432	1,257	1,275
Gains on sales of facilities	(7)	(3)	(10)	(8)
Losses on retirement of debt	39	4	39	4
Legal claim costs	—	11	—	33

Income before income taxes	$778	$1,018	$3,004	$3,245

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

Our summarized condensed consolidating comprehensive income statements for the quarters and nine months ended September 30, 2017 and 2016, condensed consolidating balance sheets at September 30, 2017 and December 31, 2016 and condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,897	$6,070	$—	$11,967
Provision for doubtful accounts	—	—	636	635	—	1,271

Revenues	—	—	5,261	5,435	—	10,696

Salaries and benefits	—	—	2,427	2,654	—	5,081
Supplies	—	—	889	888	—	1,777
Other operating expenses	—	—	963	1,112	—	2,075
Equity in earnings of affiliates	(436)	—	(1)	(12)	436	(13)
Depreciation and amortization	—	—	249	290	—	539
Interest expense	16	792	(318)	(63)	—	427
Gains on sales of facilities	—	—	(4)	(3)	—	(7)
Losses on retirement of debt	—	39	—	—	—	39
Management fees	—	—	(215)	215	—	—

	(420)	831	3,990	5,081	436	9,918

Income (loss) before income taxes	420	(831)	1,271	354	(436)	778
Provision (benefit) for income taxes	(6)	(307)	460	101	—	248

Net income (loss)	426	(524)	811	253	(436)	530
Net income attributable to noncontrolling interests	—	—	24	80	—	104

Net income (loss) attributable to HCA Healthcare, Inc.	$426	$(524)	$787	$173	$(436)	$426

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$451	$(522)	$790	$193	$(461)	$451

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$5,591	$5,519	$—	$11,110
Provision for doubtful accounts	—	—	391	449	—	840

Revenues	—	—	5,200	5,070	—	10,270

Salaries and benefits	—	—	2,373	2,367	—	4,740
Supplies	—	—	888	811	—	1,699
Other operating expenses	1	—	904	991	—	1,896
Equity in earnings of affiliates	(573)	—	(1)	(21)	573	(22)
Depreciation and amortization	—	—	242	253	—	495
Interest expense	16	711	(235)	(60)	—	432
Gains on sales of facilities	—	—	—	(3)	—	(3)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim costs	—	11	—	—	—	11
Management fees	—	—	(206)	206	—	—

	(556)	726	3,965	4,544	573	9,252

Income (loss) before income taxes	556	(726)	1,235	526	(573)	1,018
Provision (benefit) for income taxes	(62)	(268)	447	156	—	273

Net income (loss)	618	(458)	788	370	(573)	745
Net income attributable to noncontrolling interests	—	—	24	103	—	127

Net income (loss) attributable to HCA Healthcare, Inc.	$618	$(458)	$764	$267	$(573)	$618

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$621	$(432)	$766	$242	$(576)	$621

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$17,799	17,357	$—	$35,156
Provision for doubtful accounts	—	—	1,648	1,456	—	3,104

Revenues	—	—	16,151	15,901	—	32,052

Salaries and benefits	—	—	7,330	7,548	—	14,878
Supplies	—	—	2,771	2,598	—	5,369
Other operating expenses	5	—	2,841	3,124	—	5,970
Equity in earnings of affiliates	(1,702)	—	(3)	(33)	1,702	(36)
Depreciation and amortization	—	—	748	833	—	1,581
Interest expense	48	2,280	(878)	(193)	—	1,257
Gains on sales of facilities	—	—	(5)	(5)	—	(10)
Losses on retirement of debt	—	39	—	—	—	39
Management fees	—	—	(637)	637	—	—

	(1,649)	2,319	12,167	14,509	1,702	29,048

Income (loss) before income taxes	1,649	(2,319)	3,984	1,392	(1,702)	3,004
Provision (benefit) for income taxes	(93)	(856)	1,443	408	—	902

Net income (loss)	1,742	(1,463)	2,541	984	(1,702)	2,102
Net income attributable to noncontrolling interests	—	—	74	286	—	360

Net income (loss) attributable to HCA Healthcare, Inc.	$1,742	$(1,463)	$2,467	$698	$(1,702)	$1,742

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,812	$(1,458)	$2,476	$754	$(1,772)	$1,812

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$16,957	$16,284	$—	$33,241
Provision for doubtful accounts	—	—	1,383	1,009	—	2,392

Revenues	—	—	15,574	15,275	—	30,849

Salaries and benefits	—	—	7,074	7,059	—	14,133
Supplies	—	—	2,672	2,459	—	5,131
Other operating expenses	5	—	2,654	2,958	—	5,617
Equity in earnings of affiliates	(1,843)	—	(4)	(40)	1,843	(44)
Depreciation and amortization	—	—	707	756	—	1,463
Interest expense	48	2,031	(646)	(158)	—	1,275
Gains on sales of facilities	—	—	—	(8)	—	(8)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim costs	—	33	—	—	—	33
Management fees	—	—	(601)	601	—	—

	(1,790)	2,068	11,856	13,627	1,843	27,604

Income (loss) before income taxes	1,790	(2,068)	3,718	1,648	(1,843)	3,245
Provision (benefit) for income taxes	(180)	(763)	1,347	494	—	898

Net income (loss)	1,970	(1,305)	2,371	1,154	(1,843)	2,347
Net income attributable to noncontrolling interests	—	—	67	310	—	377

Net income (loss) attributable to HCA Healthcare, Inc.	$1,970	$(1,305)	$2,304	$844	$(1,843)	$1,970

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,894	$(1,288)	$2,312	$743	$(1,767)	$1,894

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$117	$600	$—	$718
Accounts receivable, net	—	—	3,003	2,977	—	5,980
Inventories	—	—	899	647	—	1,546
Other	33	—	438	733	—	1,204

	34	—	4,457	4,957	—	9,448

Property and equipment, net	—	—	8,670	8,659	—	17,329

Investments of insurance subsidiaries	—	—	—	368	—	368
Investments in and advances to affiliates	28,817	—	15	186	(28,817)	201
Goodwill and other intangible assets	—	—	1,728	5,629	—	7,357
Other	783	29	35	181	—	1,028

	$29,634	$29	$14,905	$19,980	$(28,817)	$35,731

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,288	$1,026	$—	$2,314
Accrued salaries	—	—	704	608	—	1,312
Other accrued expenses	8	279	475	1,021	—	1,783
Long-term debt due within one year	—	97	54	51	—	202

	8	376	2,521	2,706	—	5,611

Long-term debt, net	994	31,275	192	290	—	32,751
Intercompany balances	34,983	(10,069)	(28,514)	3,600	—	—
Professional liability risks	—	—	—	1,179	—	1,179
Income taxes and other liabilities	429	2	353	472	—	1,256

	36,414	21,584	(25,448)	8,247	—	40,797

Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(6,780)	(21,555)	40,228	10,144	(28,817)	(6,780)
Noncontrolling interests	—	—	125	1,589	—	1,714

	(6,780)	(21,555)	40,353	11,733	(28,817)	(5,066)

	$29,634	$29	$14,905	$19,980	$(28,817)	$35,731

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,742	$(1,463)	$2,541	$984	$(1,702)	$2,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(293)	(1,785)	(1,300)	—	(3,393)
Provision for doubtful accounts	—	—	1,648	1,456	—	3,104
Depreciation and amortization	—	—	748	833	—	1,581
Income taxes	(9)	—	—	—	—	(9)
Gains on sales of facilities	—	—	(5)	(5)	—	(10)
Losses on retirement of debt	—	39	—	—	—	39
Amortization of debt issuance costs	—	23	—	—	—	23
Share-based compensation	—	—	195	—	—	195
Equity in earnings of affiliates	(1,702)	—	—	—	1,702	—
Other	58	—	—	2	—	60

Net cash provided by (used in) operating activities	74	(1,694)	3,342	1,970	—	3,692

Cash flows from investing activities:
Purchase of property and equipment	—	—	(912)	(1,121)	—	(2,033)
Acquisition of hospitals and health care entities	—	—	(9)	(1,133)	—	(1,142)
Disposition of hospitals and health care entities	—	—	12	12	—	24
Change in investments	—	—	—	(15)	—	(15)
Other	—	—	(2)	(4)	—	(6)

Net cash used in investing activities	—	—	(911)	(2,261)	—	(3,172)

Cash flows from financing activities:
Issuance of long-term debt	—	1,500	—	2	—	1,502
Net change in revolving credit facilities	—	650	—	—	—	650
Repayment of long-term debt	—	(604)	(52)	(44)	—	(700)
Distributions to noncontrolling interests	—	—	(105)	(258)	—	(363)
Payment of debt issuance costs	—	(25)	—	—	—	(25)
Repurchases of common stock	(1,475)	—	—	—	—	(1,475)
Changes in intercompany balances with affiliates, net	1,468	173	(2,267)	626	—	—
Other	(66)	—	—	29	—	(37)

Net cash (used in) provided by financing activities	(73)	1,694	(2,424)	355	—	(448)

Change in cash and cash equivalents	1	—	7	64	—	72
Cash and cash equivalents at beginning of period	—	—	110	536	—	646

Cash and cash equivalents at end of period	$1	$—	$117	$600	$—	$718

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), including the effects of any repeal of, or changes to, the Health Reform Law or changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid upper payment limit programs or Waiver Programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements, the ability to enter into and renew managed care provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology, and (23) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2017 Operations Summary

Revenues increased to $10.696 billion in the third quarter of 2017 from $10.270 billion in the third quarter of 2016. Net income attributable to HCA Healthcare, Inc. totaled $426 million, or $1.15 per diluted share, for the quarter ended September 30, 2017, compared to $618 million, or $1.59 per diluted share, for the quarter ended September 30, 2016. Third quarter 2017 results include additional expenses and losses of revenues estimated at approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma on our Texas, Florida, Georgia and South Carolina facilities, and a negative impact to operating results related to the Texas Medicaid Waiver program of approximately $50 million, or $0.08 per diluted share, related to final settlement amounts for the program year ended September 30, 2017. The amount associated with the hurricanes is prior to any insurance recoveries which we may receive. Third quarter 2017 results also include net gains on sales of facilities of $7 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.07 per diluted share. Third quarter 2016 results include legal claim costs of $11 million, or $0.02 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and net gains on sales of facilities of $3 million, or $0.01 per diluted share. Our provisions for income taxes for the third quarters of 2017 and 2016 included tax benefits of $4 million, or $0.01 per diluted share, and $11 million, or $0.03 per diluted share, respectively, related to excess tax benefits from employee equity award settlements. Our provision for income taxes for the third quarter of 2016 also included tax benefits of $51 million, or $0.13 per diluted share, primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 369.834 million shares for the quarter ended September 30, 2017 and 389.592 million shares for the quarter ended September 30, 2016. During 2016 and the first nine months of 2017, we repurchased 36.325 million shares and 17.847 million shares of our common stock, respectively.

Revenues increased 4.2% on a consolidated basis and increased 2.3% on a same facility basis for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016. The increase in consolidated revenues can be attributed to the combined impact of a 1.6% increase in revenue per equivalent admission and a 2.5% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 2.0% increase in same facility revenue per equivalent admission and a 0.3% increase in same facility equivalent admissions.

During the quarters ended September 30, 2017 and 2016, consolidated admissions and same facility admissions increased 2.7% and 0.6%, respectively. Surgeries declined 0.7% on a consolidated basis and declined 2.9% on a same facility basis during the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016. Emergency department visits increased 2.5% on a consolidated basis and increased 0.3% on a same facility basis during the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016.

For the quarter ended September 30, 2017, the provision for doubtful accounts increased $431 million, compared to the quarter ended September 30, 2016. The self-pay revenue deductions for charity care and uninsured discounts increased $189 million and $256 million, respectively, during the third quarter of 2017, compared to the third quarter of 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, provision for doubtful accounts, uninsured discounts and charity care, was 36.3% for the third quarter of 2017, compared to 33.7% for the third quarter of 2016. Same facility uninsured admissions increased 6.4% for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016.

Cash flows from operating activities declined $198 million from $1.206 billion for the third quarter of 2016 to $1.008 billion for the third quarter of 2017. The decline relates primarily to the decline in net income of $215 million.

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

Revenues increased 4.2% from $10.270 billion in the third quarter of 2016 to $10.696 billion in the third quarter of 2017. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies (including plans offered through the health insurance exchanges), and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). Our revenues from our third-party payers, the uninsured and other payers for the quarters and nine months ended September 30, 2017 and 2016 are summarized in the following table (dollars in millions):

	Quarter
	2017	Ratio	2016	Ratio
Medicare	$2,354	22.0%	$2,158	21.0%
Managed Medicare	1,156	10.8	1,068	10.4
Medicaid	362	3.4	405	3.9
Managed Medicaid	582	5.4	611	6.0
Managed care and other insurers	6,039	56.4	5,863	57.1
International (managed care and other insurers)	276	2.6	285	2.8

	10,769	100.6	10,390	101.2
Uninsured	849	7.9	336	3.3
Other	349	3.3	384	3.7

Revenues before provision for doubtful accounts	11,967	111.8	11,110	108.2
Provision for doubtful accounts	(1,271)	(11.8)	(840)	(8.2)

Revenues	$10,696	100.0%	$10,270	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

	Nine Months
	2017	Ratio	2016	Ratio
Medicare	$7,080	22.1%	$6,641	21.5%
Managed Medicare	3,546	11.1	3,250	10.5
Medicaid	1,188	3.7	1,248	4.0
Managed Medicaid	1,798	5.6	1,816	5.9
Managed care and other insurers	18,071	56.4	17,324	56.2
International (managed care and other insurers)	814	2.5	926	3.0

	32,497	101.4	31,205	101.1
Uninsured	1,593	5.0	750	2.4
Other	1,066	3.3	1,286	4.2

Revenues before provision for doubtful accounts	35,156	109.7	33,241	107.7
Provision for doubtful accounts	(3,104)	(9.7)	(2,392)	(7.7)

Revenues	$32,052	100.0%	$30,849	100.0%

Consolidated and same facility revenue per equivalent admission increased 1.6% and 2.0%, respectively, in the third quarter of 2017, compared to the third quarter of 2016. Consolidated and same facility equivalent admissions increased 2.5% and 0.3%, respectively, in the third quarter of 2017, compared to the third quarter of 2016. Consolidated and same facility outpatient surgeries declined 2.1% and 4.2%, respectively, in the third quarter of 2017, compared to the third quarter of 2016. Consolidated inpatient surgeries increased 1.6% and same facility inpatient surgeries declined 0.7% in the third quarter of 2017, compared to the third quarter of 2016. Consolidated and same facility emergency department visits increased 2.5% and 0.3%, respectively, in the third quarter of 2017, compared to the third quarter of 2016.

Our uninsured revenues increased $513 million and $843 million, respectively, for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended September 30, 2016. The provision for doubtful accounts increased $431 million and $712 million, respectively, for the quarter and nine months ended September 30, 2017, which offset the majority of the increases in uninsured revenues during the same periods. During these periods we also experienced declines in the percentages of our total uncompensated care that related to uninsured discounts, with uninsured discounts comprising 59% and 64%, respectively, of total uncompensated care for the quarters ended September 30, 2017 and 2016, and 62% and 63%, respectively, of total uncompensated care for the nine months ended September 30, 2017 and 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the direct uninsured revenue deductions (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. At September 30, 2017, our allowance for doubtful accounts represented 99.1% of the $5.465 billion total patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. A summary of these adjustments to revenues amounts, related to uninsured accounts, for the quarters and nine months ended September 30, 2017 and 2016 follows (dollars in millions):

	Quarter				Nine Months
	2017	Ratio	2016	Ratio	2017	Ratio	2016	Ratio
Charity care	$1,235	20%	$1,046	20%	$3,494	20%	$3,100	21%
Uninsured discounts	3,583	59	3,327	64	10,539	62	9,539	63
Provision for doubtful accounts	1,271	21	840	16	3,104	18	2,392	16

Totals	$6,089	100%	$5,213	100%	$17,137	100%	$15,031	100%

Same facility uninsured admissions increased by 2,354 admissions, or 6.4%, in the third quarter of 2017, compared to the third quarter of 2016. Same facility uninsured admissions increased by 4.9%, in the second quarter of 2017, compared to the second quarter of 2016. Same facility uninsured admissions increased by 3.2%, in the first quarter of 2017, compared to the first quarter of 2016. Same facility uninsured admissions in 2016, compared to 2015, declined 0.3% in the fourth quarter of 2016, increased 0.7% in the third quarter of 2016, increased 5.7% in the second quarter of 2016 and increased 10.6% in the first quarter of 2016.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2017 and 2016 are set forth in the following table.

	Quarter		Nine Months
	2017	2016	2017	2016
Medicare	30%	30%	31%	31%
Managed Medicare	15	15	16	15
Medicaid	5	6	5	6
Managed Medicaid	13	12	12	12
Managed care and other insurers	28	29	28	29
Uninsured	9	8	8	7

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2017 and 2016 are set forth in the following table.

	Quarter		Nine Months
	2017	2016	2017	2016
Medicare	27%	27%	27%	28%
Managed Medicare	12	12	12	12
Medicaid	4	6	5	6
Managed Medicaid	5	6	6	6
Managed care and other insurers	47	49	47	48
Uninsured	5	—	3	—

	100%	100%	100%	100%

At September 30, 2017, we had 89 hospitals in the states of Texas and Florida. During the third quarter of 2017, 56% of our admissions and 48% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 70% of our uninsured admissions during the third quarter of 2017.

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

The Texas Medicaid Waiver Program includes two primary components: an indigent care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. We provide indigent care services in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in efforts to increase the indigent care provided by private hospitals. As a result of additional indigent care being provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Our Texas Medicaid revenues included Medicaid supplemental payments of $60 million ($26 million DSRIP related and $34 million indigent care related) and $109 million ($25 million DSRIP related and $84 million indigent care related) during the third quarters of 2017 and 2016, respectively, and $261 million ($82 million DSRIP related and $179 million indigent care related) and $293 million ($78 million DSRIP related and $215 million indigent care related) during the first nine months of 2017 and 2016, respectively.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Quarter
	2017		2016
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$11,967		$11,110
Provision for doubtful accounts	1,271		840

Revenues	10,696	100.0	10,270	100.0

Salaries and benefits	5,081	47.5	4,740	46.1
Supplies	1,777	16.6	1,699	16.5
Other operating expenses	2,075	19.4	1,896	18.5
Equity in earnings of affiliates	(13)	(0.1)	(22)	(0.2)
Depreciation and amortization	539	5.0	495	4.9
Interest expense	427	4.0	432	4.2
Gains on sales of facilities	(7)	(0.1)	(3)	—
Losses on retirement of debt	39	0.4	4	—
Legal claim costs	—	—	11	0.1

	9,918	92.7	9,252	90.1

Income before income taxes	778	7.3	1,018	9.9
Provision for income taxes	248	2.3	273	2.6

Net income	530	5.0	745	7.3
Net income attributable to noncontrolling interests	104	1.0	127	1.3

Net income attributable to HCA Healthcare, Inc.	$426	4.0	$618	6.0

% changes from prior year:
Revenues	4.2%		4.2%
Income before income taxes	(23.6)		20.6
Net income attributable to HCA Healthcare, Inc.	(31.1)		37.7
Admissions(a)	2.7		0.7
Equivalent admissions(b)	2.5		1.5
Revenue per equivalent admission	1.6		2.7
Same facility % changes from prior year(c):
Revenues	2.3		4.0
Admissions(a)	0.6		0.7
Equivalent admissions(b)	0.3		1.3
Revenue per equivalent admission	2.0		2.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Operating Results Summary (Continued)

	Nine Months
	2017		2016
	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$35,156		$33,241
Provision for doubtful accounts	3,104		2,392

Revenues	32,052	100.0	30,849	100.0

Salaries and benefits	14,878	46.4	14,133	45.8
Supplies	5,369	16.8	5,131	16.6
Other operating expenses	5,970	18.6	5,617	18.2
Equity in earnings of affiliates	(36)	(0.1)	(44)	(0.1)
Depreciation and amortization	1,581	4.9	1,463	4.8
Interest expense	1,257	3.9	1,275	4.1
Gains on sales of facilities	(10)	—	(8)	—
Losses on retirement of debt	39	0.1	4	—
Legal claim costs	—	—	33	0.1

	29,048	90.6	27,604	89.5

Income before income taxes	3,004	9.4	3,245	10.5
Provision for income taxes	902	2.8	898	2.9

Net income	2,102	6.6	2,347	7.6
Net income attributable to noncontrolling interests	360	1.2	377	1.2

Net income attributable to HCA Healthcare, Inc.	$1,742	5.4	$1,970	6.4

% changes from prior year:
Revenues	3.9%		4.8%
Income before income taxes	(7.4)		11.7
Net income attributable to HCA Healthcare, Inc.	(11.6)		27.3
Admissions(a)	1.8		1.1
Equivalent admissions(b)	2.1		2.3
Revenue per equivalent admission	1.7		2.4
Same facility % changes from prior year(c):
Revenues	3.0		4.4
Admissions(a)	1.0		1.0
Equivalent admissions(b)	1.2		2.0
Revenue per equivalent admission	1.8		2.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Quarters Ended September 30, 2017 and 2016

Net income attributable to HCA Healthcare, Inc. totaled $426 million, or $1.15 per diluted share, for the third quarter of 2017, compared to $618 million, or $1.59 per diluted share, for the third quarter of 2016. Third quarter 2017 results include additional expenses and losses of revenues estimated at approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma on our Texas, Florida, Georgia and South Carolina facilities, and a negative impact to operating results related to the Texas Medicaid Waiver program of approximately $50 million, or $0.08 per diluted share, related to final settlement amounts for the program year ended September 30, 2017. The amount associated with the hurricanes is prior to any insurance recoveries which we may receive. Third quarter 2017 results also include net gains on sales of facilities of $7 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.07 per diluted share. Third quarter 2016 results include legal claim costs of $11 million, or $0.02 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and net gains on sales of facilities of $3 million, or $0.01 per diluted share. Our provision for income taxes for the third quarter of 2016 also included tax benefits of $51 million, or $0.13 per diluted share, primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 369.834 million shares for the quarter ended September 30, 2017 and 389.592 million shares for the quarter ended September 30, 2016. During 2016 and the first nine months of 2017, we repurchased 36.325 million and 17.847 million shares of our common stock, respectively.

Revenues before provision for doubtful accounts increased 7.7% for the third quarter of 2017 compared to the third quarter of 2016. The provision for doubtful accounts increased $431 million, from $840 million in the third quarter of 2016 to $1.271 billion in the third quarter of 2017. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $189 million and $256 million, respectively, during the third quarter of 2017, compared to the third quarter of 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 36.3% for the third quarter of 2017, compared to 33.7% for the third quarter of 2016. At September 30, 2017, our allowance for doubtful accounts represented 99.1% of the $5.465 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 4.2% due to the combined impact of revenue per equivalent admission growth of 1.6% and a 2.5% increase in equivalent admissions for the third quarter of 2017 compared to the third quarter of 2016. Same facility revenues increased 2.3% due to the combined impact of a 2.0% increase in same facility revenue per equivalent admission and a 0.3% increase in same facility equivalent admissions for the third quarter of 2017 compared to the third quarter of 2016.

Salaries and benefits, as a percentage of revenues, were 47.5% in the third quarter of 2017 and 46.1% in the third quarter of 2016. Salaries and benefits per equivalent admission increased 4.6% in the third quarter of 2017 compared to the third quarter of 2016. Same facility labor rate increases averaged 3.3% for the third quarter of 2017 compared to the third quarter of 2016.

Supplies, as a percentage of revenues, were 16.6% in the third quarter of 2017 and 16.5% in the third quarter of 2016. Supply costs per equivalent admission increased 2.1% in the third quarter of 2017 compared to the third quarter of 2016. Supply costs per equivalent admission increased 2.9% for medical devices, 0.8% for pharmacy supplies and 1.8% for general medical and surgical items in the third quarter of 2017 compared to the third quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2017 and 2016 (continued)

Other operating expenses, as a percentage of revenues, were 19.4% in the third quarter of 2017 and 18.5% in the third quarter of 2016. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The increase in other operating expenses, as a percentage of revenues, for the third quarter of 2017 compared to the third quarter of 2016 was due to small increases in many of the other operating expense components. Provisions for losses related to professional liability risks were $116 million and $106 million for the third quarters of 2017 and 2016, respectively.

Equity in earnings of affiliates was $13 million and $22 million in the third quarters of 2017 and 2016, respectively.

Depreciation and amortization increased $44 million, from $495 million in the third quarter of 2016 to $539 million in the third quarter of 2017. The increase in depreciation relates to both acquired facilities and increased routine capital expenditures.

Interest expense was $427 million in the third quarter of 2017 and $432 million in the third quarter of 2016. Our average debt balance was $32.337 billion for the third quarter of 2017 compared to $31.358 billion for the third quarter of 2016. The average effective interest rate for our long-term debt declined to 5.2% from 5.5% for the quarters ended September 30, 2017 and 2016, respectively.

During the third quarters of 2017 and 2016, we recorded net gains on sales of facilities of $7 million and $3 million, respectively.

During June 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospital acquisitions, and the redemption, during July 2017, of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million. During August 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million.

We recorded $11 million of legal claim costs during the third quarter of 2016 related to the Health Midwest litigation.

The effective tax rates were 36.7% and 30.6% for the third quarters of 2017 and 2016, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the third quarters of 2017 and 2016 included tax benefits of $4 million and $11 million, respectively, related to excess tax benefits from employee equity award settlements. Our provision for income taxes for the third quarter of 2016 also included a tax benefit of $51 million primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years. Our provision for income taxes for the third quarter of 2017 also included $4 million of reductions in interest expense (net of tax). Excluding the effect of these adjustments, the effective tax rate for the third quarters of 2017 and 2016 would have been 37.8% and 37.6%, respectively.

Net income attributable to noncontrolling interests declined from $127 million for the third quarter of 2016 to $104 million for the third quarter of 2017. The decline in net income attributable to noncontrolling interests related primarily to one of our Texas markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine months Ended September 30, 2017 and 2016

Net income attributable to HCA Healthcare, Inc. totaled $1.742 billion, or $4.64 per diluted share, in the nine months ended September 30, 2017 compared to $1.970 billion, or $4.93 per diluted share, in the nine months ended September 30, 2016. The first nine months of 2017 results include additional expenses and losses of revenues estimated at approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma on our Texas, Florida, Georgia and South Carolina facilities, and a negative impact to operating results related to the Texas Medicaid Waiver program of approximately $50 million, or $0.08 per diluted share, related to final settlement amounts for the program year ended September 30, 2017. The amount associated with the hurricanes is prior to any insurance recoveries which we may receive. The first nine months of 2017 results also include net gains on sales of facilities of $10 million, or $0.02 per diluted share, and losses on retirement of debt of $39 million, or $0.07 per diluted share. The first nine months of 2016 results include legal claim costs of $33 million, or $0.05 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and net gains on sales of facilities of $8 million, or $0.01 per diluted share. Our provision for income taxes for the first nine months of 2016 also included tax benefits of $51 million, or $0.13 per diluted share, primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 375.013 million shares and 399.577 million shares for the nine months ended September 30, 2017 and 2016, respectively. During 2016 and the first nine months of 2017, we repurchased 36.325 million and 17.847 million shares of our common stock, respectively.

For the first nine months of 2017, consolidated and same facility admissions increased 1.8% and 1.0%, respectively, compared to the first nine months of 2016. Consolidated and same facility outpatient surgical volumes declined 0.8% and 2.0%, respectively, during the first nine months of 2017, compared to the first nine months of 2016. Consolidated and same facility inpatient surgeries increased 1.0% and 0.1%, respectively, in the first nine months of 2017, compared to the first nine months of 2016. Consolidated and same facility emergency department visits increased 1.7% and 0.7%, respectively, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Revenues before provision for doubtful accounts increased 5.8% for the first nine months of 2017 compared to the first nine months of 2016. Provision for doubtful accounts increased $712 million from $2.392 billion in the first nine months of 2016 to $3.104 billion in the first nine months of 2017. The provision for doubtful accounts relates primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $394 million and $1.000 billion, respectively, during the first nine months of 2017, compared to the first nine months of 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 34.8% for the first nine months of 2017, compared to 32.8% for the first nine months of 2016. At September 30, 2017, our allowance for doubtful accounts represented approximately 99.1% of the $5.465 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 3.9% primarily due to the combined impact of revenue per equivalent admission growth of 1.7% and an increase of 2.1% in equivalent admissions for the first nine months of 2017 compared to the first nine months of 2016. Same facility revenues increased 3.0% due to the combined impact of a 1.8% increase in same facility revenue per equivalent admission and a 1.2% increase in same facility equivalent admissions for the first nine months of 2017 compared to the first nine months of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine months Ended September 30, 2017 and 2016 (continued)

Salaries and benefits, as a percentage of revenues, were 46.4% in the first nine months of 2017 and 45.8% in the first nine months of 2016. Salaries and benefits per equivalent admission increased 3.1% in the first nine months of 2017 compared to the first nine months of 2016. Same facility labor rate increases averaged 2.7% for the first nine months of 2017 compared to the first nine months of 2016.

Supplies, as a percentage of revenues, were 16.8% in the first nine months of 2017 and 16.6% in the first nine months of 2016. Supply costs per equivalent admission increased 2.5% in the first nine months of 2017 compared to the first nine months of 2016. Supply costs per equivalent admission increased 5.1% for medical devices and 1.6% for general medical and surgical items, and were flat for pharmacy supplies in the first nine months of 2017 compared to the first nine months of 2016.

Other operating expenses, as a percentage of revenues, increased to 18.6% in the first nine months of 2017 from 18.2% in the first nine months of 2016. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $353 million and $329 million for the first nine months of 2017 and 2016, respectively.

Equity in earnings of affiliates was $36 million and $44 million in the first nine months of 2017 and 2016, respectively.

Depreciation and amortization increased $118 million, from $1.463 billion in the first nine months of 2016 to $1.581 billion in the first nine months of 2017. The increase in depreciation relates to both acquired facilities and increased routine capital expenditures.

Interest expense was $1.257 billion for the first nine months of 2017 and $1.275 billion for the first nine months of 2016. Our average debt balance was $31.846 billion for the first nine months of 2017 compared to $31.002 billion for the first nine months of 2016. The average effective interest rate for our long-term debt declined from 5.5% for the nine months ended September 30, 2016 to 5.3% for the nine months ended September 30, 2017.

During the first nine months of 2017 and 2016, we recorded net gains on sales of facilities of $10 million and $8 million, respectively.

During June 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospital acquisitions, and the redemption, during July 2017, of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million. During August 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine months Ended September 30, 2017 and 2016 (continued)

We recorded $33 million of legal claim costs during the first nine months of 2016 related to the Health Midwest litigation.

The effective tax rates were 34.1% and 31.3% for the first nine months of 2017 and 2016, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first nine months of 2017 and 2016 included tax benefits of $80 million and $129 million, respectively, related to excess tax benefits from employee equity award settlements. Our provision for income taxes for the first nine months of 2016 also included a tax benefit of $51 million primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years. Our provision for income taxes for the first nine months of 2017 also included $16 million of reductions in interest expense (net of tax). Excluding the effect of these adjustments, the effective tax rate for the first nine months of 2017 and 2016 would have been 37.7% and 37.6%, respectively.

Net income attributable to noncontrolling interests declined from $377 million for the first nine months of 2016 to $360 million for the first nine months of 2017. The decline in net income attributable to noncontrolling interests related primarily to one of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $3.692 billion in the first nine months of 2017 compared to $3.954 billion in the first nine months of 2016. The $262 million decline in cash provided by operating activities in the first nine months of 2017 compared to the first nine months of 2016 primarily related to the $245 million decline in net income. The combined interest payments and net tax payments in the first nine months of 2017 and 2016 were $2.294 billion and $2.229 billion, respectively. Working capital totaled $3.837 billion at September 30, 2017 and $3.252 billion at December 31, 2016.

Cash used in investing activities was $3.172 billion in the first nine months of 2017 compared to $2.234 billion in the first nine months of 2016. Acquisitions of hospitals and health care entities increased from $468 million in the first nine months of 2016 to $1.142 billion in the first nine months of 2017. Excluding acquisitions, capital expenditures were $2.033 billion in the first nine months of 2017 and $1.884 billion in the first nine months of 2016. Capital expenditures, excluding acquisitions, are expected to approximate $3.0 billion in 2017. At September 30, 2017, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.5 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $448 million in the first nine months of 2017 compared to $1.784 billion in the first nine months of 2016. During the first nine months of 2017, net cash flows used in financing activities included a net increase of $1.452 billion in our indebtedness, repurchases of common stock of $1.475 billion, distributions to noncontrolling interests of $363 million and payments of debt issuance costs of $25 million. During the first nine months of 2016, net cash flows used in financing activities included a net increase of $906 million in our indebtedness, repurchases of common stock of $2.213 billion, distributions to noncontrolling interests of $342 million and payments of debt issuance costs of $40 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $32.953 billion at September 30, 2017. Our interest expense was $1.257 billion for the first nine months of 2017 and $1.275 billion for the first nine months of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.037 billion and $2.154 billion available as of September 30, 2017 and October 31, 2017, respectively) and anticipated access to public and private debt markets.

During June 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospital acquisitions, and the redemption, during July 2017, of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $421 million and $385 million at September 30, 2017 and December 31, 2016, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $202 million and $215 million at September 30, 2017 and December 31, 2016, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.378 billion and $1.279 billion at September 30, 2017 and December 31, 2016, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $419 million. We estimate that approximately $372 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our 100% owned insurance subsidiaries were $418 million and $3 million, respectively, at

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

September 30, 2017. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2017, we had a net unrealized gain of $16 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $4.486 billion of long-term debt at September 30, 2017 was subject to variable rates of interest, while the remaining balance in long-term debt of $28.467 billion at September 30, 2017 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.5% for the nine months ended September 30, 2016 to 5.3% for the nine months ended September 30, 2017.

The estimated fair value of our total long-term debt was $34.998 billion at September 30, 2017. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $45 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. Our international operations represented 2.6% and 2.5%, respectively, of our consolidated revenues for the quarter and nine months ended September 30, 2017. The United Kingdom’s vote to exit the European Union in June 2016 contributed to a 16.8% decline in the Great British pound (GBP) to US dollar (USD) translation ratio during 2016. However, the GBP/USD translation ratio has stabilized (6.6% increase) during the first nine months of 2017. We currently do not consider the market risk related to GBP/USD translation to be material to our consolidated financial statements or our liquidity.

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

Operating Data

	2017	2016
Number of hospitals in operation at:
March 31	171	168
June 30	172	169
September 30	177	169
December 31		170
Number of freestanding outpatient surgical centers in operation at:
March 31	118	116
June 30	119	116
September 30	119	117
December 31		118
Licensed hospital beds at(a):
March 31	44,374	43,817
June 30	44,727	44,127
September 30	46,250	44,226
December 31		44,290
Weighted average licensed beds(b):
Quarter:
First	44,362	43,780
Second	44,605	44,064
Third	45,887	44,188
Fourth		44,274
Year		44,077
Average daily census(c):
Quarter:
First	26,699	26,325
Second	25,353	25,199
Third	25,653	24,748
Fourth		25,096
Year		25,340
Admissions(d):
Quarter:
First	485,761	479,568
Second	473,174	467,218
Third	482,557	469,764
Fourth		475,281
Year		1,891,831
Equivalent admissions(e):
Quarter:
First	812,192	798,001
Second	809,367	792,599
Third	818,887	799,120
Fourth		801,799
Year		3,191,519

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

	2017	2016
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second	4.9	4.9
Third	4.9	4.8
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,163,138	2,133,289
Second	2,116,123	2,093,039
Third	2,130,460	2,077,938
Fourth		2,074,074
Year		8,378,340
Outpatient surgeries(h):
Quarter:
First	225,915	226,486
Second	234,215	234,578
Third	224,252	229,054
Fourth		242,095
Year		932,213
Inpatient surgeries(i):
Quarter:
First	133,341	131,840
Second	134,553	134,068
Third	137,187	135,013
Fourth		136,385
Year		537,306
Days revenues in accounts receivable(j):
Quarter:
First	48	52
Second	49	50
Third	51	49
Fourth		50
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second	38%	38%
Third	38%	39%
Fourth		39%
Year		38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 – 180 Days	Over 180 Days
Accounts receivable aging at September 30, 2017(l):
Medicare and Medicaid	11%	1%	1%
Managed care and other discounted	29	5	5
Uninsured	21	6	21

Total	61%	12%	27%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing the revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable, net of allowance for doubtful accounts, at the end of the quarter divided by the revenues per day. “Revenues” used in this computation are net of the provision for doubtful accounts.
(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(l)	Accounts receivable aging data is based upon consolidated gross accounts receivable of $11.396 billion (each 1% is equivalent to approximately $114 million of gross accounts receivable).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2017, we repurchased 6,321,873 shares of our common stock at an average price of $80.44 per share through market purchases pursuant to the $2 billion share repurchase program authorized during November 2016. At September 30, 2017, we had $379 million of repurchase authorization available under the November 2016 authorization. During October 2017, our board of directors authorized a share repurchase program for up to $2 billion of our outstanding common stock.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2017 through September 30, 2017 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2017 through July 31, 2017	1,663,241	$86.05	1,663,241	$744
August 1, 2017 through August 31, 2017	2,001,470	$79.22	2,001,470	$585
September 1, 2017 through September 30, 2017	2,657,162	$77.85	2,657,162	$379

Total for third quarter 2017	6,321,873	$80.44	6,321,873	$379

ITEM 6.	EXHIBITS

(a) List of Exhibits:

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and the nine months ended September 30, 2017 and 2016, filed with the SEC on November 7, 2017, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2017 and 2016, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2017 and 2016, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: November 7, 2017