Form 10-K
period 2017-12-31
HCA Healthcare, Inc.
filed 2018-02-23
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of January 31, 2018, there were 349,903,700 outstanding shares of the Registrant’s common stock. As of June 30, 2017, the aggregate market value of the common stock held by nonaffiliates was approximately $25.351 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

General

HCA Healthcare, Inc. is one of the leading health care services companies in the United States. At December 31, 2017, we operated 179 hospitals, comprised of 175 general, acute care hospitals; three psychiatric hospitals; and one rehabilitation hospital. In addition, we operated 120 freestanding surgery centers. Our facilities are located in 20 states and England.

The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The term “affiliates” means direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA, and the term “employees” refers to employees of affiliates of HCA.

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

Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Healthcare, Inc., One Park Plaza, Nashville, Tennessee 37203.

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

At December 31, 2017, we owned and operated 175 general, acute care hospitals with 46,226 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

At December 31, 2017, we operated three psychiatric hospitals with 412 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adolescent and adult alcohol and drug abuse treatment and counseling.

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

Sources of Revenue

Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of third-party payer, the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through the American Health Benefit Exchanges (“Exchanges”)), private insurers and directly from patients. Our revenues from third-party payers and other (including uninsured patients) for the years ended December 31, 2017, 2016 and 2015 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2017	Ratio	2016	Ratio	2015	Ratio
Medicare	$9,483	21.7%	$8,895	21.4%	$8,654	21.8%
Managed Medicare	4,788	11.0	4,355	10.5	4,133	10.4
Medicaid	1,631	3.7	1,597	3.8	1,705	4.3
Managed Medicaid	2,349	5.4	2,478	6.0	2,234	5.6
Managed care and other insurers	24,813	56.9	23,441	56.5	21,882	55.2
International (managed care and other insurers)	1,097	2.5	1,195	2.9	1,295	3.3
Other	3,492	8.0	2,786	6.7	3,688	9.3

Revenues before provision for doubtful accounts	47,653	109.2	44,747	107.8	43,591	109.9
Provision for doubtful accounts	(4,039)	(9.2)	(3,257)	(7.8)	(3,913)	(9.9)

Revenues	$43,614	100.0%	$41,490	100.0%	$39,678	100.0%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with Lou Gehrig’s Disease. Medicaid is a federal-state program, administered by the states, that provides hospital and medical benefits to qualifying individuals who are unable to afford health care. All of our general, acute care hospitals located in the United States are eligible to participate in Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private health insurers, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans, including health plans offered through the Exchanges. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from government health care programs or other third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or for financial relief under our charity care policy. In implementing our uninsured discount policy, we may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. The Centers for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims on April 1, 2013. These reductions have been extended through 2027.

Inpatient Acute Care

Under the Medicare program, we receive reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. Under the hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). MS-DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. MS-DRG weights represent the average resources for a given MS-DRG relative to the average resources for all MS-DRGs. MS-DRG payments are adjusted for area wage differentials. Hospitals, other than those defined as “new,” receive PPS reimbursement for inpatient capital costs based on MS-DRG weights multiplied by a geographically adjusted federal rate. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments. These payments are financed by offsetting reductions in the inpatient PPS rates. A high-cost outlier threshold is set annually at a level that will result in estimated outlier payments equaling 5.1% of total inpatient PPS payments for the fiscal year.

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), provides for annual decreases to the market basket, including reductions of 0.75 percentage point for federal fiscal years 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity. A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

For federal fiscal year 2017, CMS increased the MS-DRG rate by 0.95%. This increase reflected a 2.7% market basket increase adjusted by the following percentage points: 0.75 reduction required by the Health Reform Law, a negative 0.3 productivity adjustment, and a prospective reduction of 1.5 for documentation and coding that was required under the American Taxpayer Relief Act of 2012. It also reflects a positive adjustment to the market basket update of approximately 0.8 percentage point to remove the effects of prior adjustments intended to offset the estimated increase in inpatient PPS expenditures resulting from the Medicare program’s “two midnight rule.” Under the two midnight rule, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. For federal fiscal year 2018, CMS increased the MS-DRG rate by approximately 1.2%. This increase reflects a market basket update of 2.7%, adjusted by the following percentage points: 0.75 reduction required by the Health Reform Law, a negative 0.6 productivity adjustment, a further reduction of 0.6 to remove the effects of prior adjustments related to the two midnight rule, and a positive 0.46 adjustment in accordance with the 21st Century Cures Act. Additional adjustments may apply, depending on patient-specific or hospital-specific factors. Under the post-acute care transfer policy, for example, Medicare reimbursement rates are reduced when an inpatient hospital discharges a patient in a specified MS-DRG to certain post-acute care settings. Under the budget bill enacted in February 2018, hospice will be added as a setting covered by the policy effective October 1, 2018.

CMS has implemented, or is implementing, a number of programs and requirements intended to transform Medicare from a passive payer to an active purchaser of quality goods and services. For example, hospitals that do not successfully participate in the Hospital Inpatient Quality Reporting Program are subject to an additional 0.25% reduction of the market basket update. Hospitals that do not demonstrate meaningful use of electronic health records (“EHRs”) are subject to an additional 0.75% reduction of the market basket update.

Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if certain designated hospital acquired conditions (“HACs”) were not present on admission and the identified HAC is the only condition resulting in the assignment of the higher paying MS-DRG. In this situation, the case is paid as though the secondary diagnosis was not present. There are currently 14 categories of conditions on the list of HACs. Pursuant to the Health Reform Law, the 25% of hospitals with the worst risk-adjusted HAC rates in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments. CMS has also established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Each federal fiscal year inpatient payments are reduced if a hospital experiences “excess” readmissions within the 30-day time period from the date of discharge for conditions designated by CMS. For federal fiscal year 2018, CMS has designated seven conditions, including heart attack, pneumonia and total hip arthroplasty. Hospitals with what CMS defines as excess readmissions for these conditions receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments are reduced is determined by comparing the hospital’s performance for each condition using three years of discharge data to a risk-adjusted national average, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments. Each hospital’s performance is publicly reported by CMS.

The Health Reform Law additionally establishes a hospital value-based purchasing program to further link payments to quality and efficiency. For federal fiscal year 2017 and subsequent years, CMS reduces the inpatient PPS payment amount for all discharges by 2.00%. The total amount collected from these reductions is pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: clinical care; efficiency and cost reduction; safety and patient and caregiver experience of care. CMS estimates that $1.9 billion will be available to hospitals as incentive payments in federal fiscal year 2018 under the value-based purchasing program.

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, nonimplantable orthotics and prosthetics, freestanding surgery center services and services provided by independent diagnostic testing facilities. In addition, as required by statute, certain items and services furnished by off-campus provider-based departments, subject to certain exceptions, are not covered as outpatient department services under the outpatient PPS, but are reimbursed under the Medicare Physician Fee Schedule (“Physician Fee Schedule”), subject to adjustments as specified by CMS.

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. The Health Reform Law provides for annual reductions of 0.75 percentage point to the market basket update in calendar years 2018 and 2019. For each calendar year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2017, CMS increased APC payment rates by an estimated 1.7%. The change reflected a market basket increase of 2.7% with a negative 0.3 percentage point productivity adjustment and the negative 0.75 percentage point adjustment required by the Health Reform Law, along with other payment adjustments. For calendar year 2018, CMS increased APC payment rates by an estimated 1.4%. This increase reflects a market basket increase of 2.7% adjusted by the following percentage points: a positive 0.6 productivity adjustment and negative 0.75 adjustment required by the Health Reform Law, along with other policy changes. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2.0 percentage point reduction to the market basket update under the outpatient PPS.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Health Reform Law provides for reductions to the market basket update, including annual reductions of 0.75 percentage point in federal fiscal years 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2017, CMS increased inpatient rehabilitation payment rates by approximately 1.9%, which reflects an increase of 2.7% to the IRF-specific market basket with a negative 0.3 percentage point productivity adjustment and the 0.75 percentage point reduction required by the Health Reform Law, among other payment adjustments. For federal fiscal year 2018, CMS increased inpatient rehabilitation payment rates by an estimated 0.9%. This reflects an increase factor of 1.0%, the figure required by the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), with adjustments related to outlier threshold results. In addition, CMS requires IRFs to report quality measures to avoid receiving a reduction of 2 percentage points to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2017, we had one rehabilitation hospital and 58 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis. The inpatient psychiatric facility (“IPF”) PPS is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. The Health Reform Law provides for reductions to the market basket update, including reductions of 0.75 percentage point in federal fiscal years 2018, 2019 and 2020. For each payment year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2017, CMS increased inpatient psychiatric payment rates by approximately 2.2%, which reflects a 2.8% IPF market basket update, reduced by a 0.3 percentage point productivity adjustment and by 0.2 percentage point as required by the Health Reform Law, among other payment adjustments. For federal fiscal year 2018, CMS increased inpatient psychiatric payment rates by an estimated 1.0%, which reflects a 2.6% IPF market basket update with a negative 0.6 percentage point productivity adjustment, a negative 0.75 percentage point adjustment as required by the Health Reform Law, and other policy changes. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2.0 percentage point reduction to the market basket update. As of December 31, 2017, we had three psychiatric hospitals and 55 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS considers expanding the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. For each federal fiscal year, the Health Reform Law provides for an annual reduction to the ASC payment system by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2017, CMS increased ASC payments by 1.9%, which reflects a consumer price index update of 2.2% and a negative 0.3 percentage point productivity adjustment. For calendar year 2018, CMS increased ASC payment rates by 1.2%, which reflects a consumer price index update of 1.7%, less a 0.5 percentage point productivity adjustment. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures receive a 2.0 percentage point reduction to the consumer price index update.

Physician Services

Physician services are reimbursed under the Physician Fee Schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services, relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the Physician Fee Schedule may not differ by more than $20 million from what payments would have been if adjustments were not made. CMS annually reviews resource inputs for select services as part of the potentially misvalued code initiative. Congress set targets through 2018 for annual reductions in Physician Fee Schedule expenditures resulting from adjustments to relative values of misvalued codes. Under MACRA, the Physician Fee Schedule reimbursement rate increases 0.5% for calendar year 2018.

In addition, MACRA required the establishment of the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other health care clinicians are required to participate in of one of two QPP tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019, and performance data collected in 2018 will affect Medicare payments in 2020. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment between 2019 and 2024 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Providers electing this option may receive payment incentives or be subject to payment reductions of up to 5% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHRs. The adjustment percentage will increase incrementally to 9% by 2022. MIPS consolidates components of three previously established physician incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.

Other

Under PPS, the payment rates are adjusted for area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes is not anticipated to have a material financial impact for 2018.

Medicare reimburses hospitals for a portion (65%) of bad debts resulting from deductible and coinsurance amounts that are uncollectable from Medicare beneficiaries.

CMS has implemented contractor reform whereby CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”), which are geographically assigned across 12 jurisdictions to service both Part A and Part B providers. While chain providers had the option of having all hospitals use one home office MAC, we chose to use the MACs assigned to the geographic areas in which our hospitals are located. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

CMS contracts with third parties to promote the integrity of the Medicare program through reviews of quality concerns and detections and corrections of improper payments. Quality Improvement Organizations (“QIOs”), for example, are groups of physicians and other health care quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The compensation for the RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis and expanded the RAC program to the Managed Medicare program and Medicare Part D.

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

Managed Medicare

Under the Managed Medicare program (also known as Medicare Part C, or Medicare Advantage), the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. In addition to covering Part A and Part B benefits, the health insurers may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. CMS makes fee payment adjustments based on service benchmarks and quality ratings and publishes star ratings to assist beneficiaries with plan selection. Enrollment in managed Medicare plans is increasing, with more than one-third of all Medicare enrollees projected to be in such a plan in 2018.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Health Reform Law, as enacted, requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. A number of states, including Texas and Florida, have opted out of the Medicaid expansion. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. The presidential administration and a number of members of Congress have indicated their intent to increase state flexibility in the administration of Medicaid programs, including allowing states to condition enrollment on work or other community engagement.

Because most states must operate with balanced budgets and because the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. Budgetary pressures have, in recent years, resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Certain states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. However, the Health Reform Law requires states to at least maintain Medicaid eligibility standards for children established prior to the enactment of the law until October 1, 2019.

Federal funds under the Medicaid program may not be used to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. Each state Medicaid program must deny payments to providers for the treatment of health care-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.

Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program through the Medicaid Integrity Program. CMS employs private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicaid claims and identify overpayments. In addition to MICs, several other contractors and state Medicaid agencies have increased their review activities. The Health Reform Law increased federal funding for the Medicaid Integrity Program and expanded the RAC program’s scope to include Medicaid claims. Most states have implemented RAC programs, which vary by state in design and operation.

Managed Medicaid

Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one or more of the designated entities, usually a managed care organization. The provisions of these programs are state-specific. Many states direct managed care plans to pass through supplemental payments to designated providers, independent of services rendered, to ensure consistent funding of providers that serve large numbers of low-income patients. However, in an effort to more closely tie funds to delivery and outcomes, CMS began limiting these “pass-through payments” to managed Medicaid plans in 2016 and will ultimately prohibit such payments by 2027.

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

The Center for Medicare & Medicaid Innovation (“CMMI”) is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMMI has implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement (“BPCI”) initiative. Participation in bundled payment programs is generally voluntary, but CMS requires hospitals in selected geographic areas to participate in bundling programs for specified orthopedic procedures.

HHS continues to focus on shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and/or value, including bundled payment programs. Several private third-party payers have expressed their intent to increasingly rely on such reimbursement models, which may increasingly shift financial risk to providers.

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

The Health Reform Law reduced Medicare DSH payments to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool is adjusted each year by a formula that reflects changes in the national level of uninsured who are under 65 years of age. Thus, the greater the level of coverage for the previously uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each DSH hospital is paid, out of the DSH payment pool, an amount allocated based upon its estimated cost of providing uncompensated care.

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law and subsequent legislation provide for reductions to the Medicaid DSH hospital program. However, Congress has delayed the implementation of these reductions until 2020. Under the budget bill signed into law in February 2018, Medicaid DSH payments will be reduced by $4 billion in 2020 and by $8 billion per year from 2021 through 2025.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private health insurers. Admissions reimbursed by commercial managed care and other insurers were 28%, 29% and 30% of our total admissions for the years ended December 31, 2017, 2016 and 2015, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases of 4% to 5% from managed care payers during 2017, there can be no assurance that we will continue to receive increases in the future. Further, it is not clear what impact, if any, health reform efforts at the federal and state levels, consolidation within the third-party payer industry and vertical integration among third party payers and health care providers will have on our ability to negotiate reimbursement rates.

Uninsured and Self-Pay Patients

Self-pay revenues are derived from providing health care services to patients without health insurance coverage and from the patient responsibility portion of payments for our health care services that are not covered by an individual’s health plan. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government health care programs or private third-party payers. Any increases in uninsured individuals, changes to the payer mix or greater adoption of health plan structures that result in higher patient responsibility amounts could increase amounts due from individuals.

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2017, approximately 85% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. In addition, health insurers are required to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. The financial impact of the obligation to screen for and stabilize emergency medical conditions has been offset, in part, by provisions of the Health Reform Law that decrease the number of uninsured individuals. However, in 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019. It is difficult to predict the impact of this change, but it may result in fewer individuals electing to purchase health insurance.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Number of hospitals at end of period	179	170	168	166	165
Number of freestanding outpatient surgery centers at end of period	120	118	116	113	115
Number of licensed beds at end of period(a)	46,738	44,290	43,771	43,356	42,896
Weighted average licensed beds(b)	45,380	44,077	43,620	43,132	42,133
Admissions(c)	1,936,613	1,891,831	1,868,789	1,795,312	1,744,126
Equivalent admissions(d)	3,286,432	3,191,519	3,122,746	2,958,674	2,844,670
Average length of stay (days)(e)	4.9	4.9	4.9	4.8	4.8
Average daily census(f)	26,000	25,340	25,084	23,835	22,853
Occupancy rate(g)	57%	58%	58%	55%	54%
Emergency room visits(h)	8,624,137	8,378,340	8,050,159	7,450,748	6,968,115
Outpatient surgeries(i)	935,307	932,213	909,386	891,633	881,883
Inpatient surgeries(j)	546,228	537,306	529,900	518,881	508,793

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our psychiatric hospitals and units compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

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

Another major factor in the competitive position of our hospitals is our ability to negotiate service contracts with group purchasers of health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. Similarly, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group purchasers of health care services on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our contracts with third-party payers and enter into new contracts on favorable terms. Other health care providers may impact our ability to enter into contracts with third-party payers or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Increasing vertical integration efforts involving third-party payers and health care providers may increase these challenges. Moreover, the trend toward consolidation among private third-party payers tends to increase payer bargaining power over fee structures. In addition, health reform efforts, such as the Health Reform Law’s creation of the Exchanges and limitations on rescissions of coverage and pre-existing condition exclusions, may lead to private third-party payers increasingly demanding reduced fees or being unwilling to negotiate reimbursement increases. Most of the health plans offered through the Exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier. These trends may continue regardless of potential repeal or replacement of, or changes to, the Health Reform Law. The importance of obtaining contracts with group purchasers of health care services varies from community to community, depending on the market strength of such organizations.

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

We and the health care industry as a whole face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and contracting for provider services by third-party payers remain ongoing challenges.

Admissions, average lengths of stay and reimbursement amounts continue to be negatively affected by third-party payer pre-admission authorization requirements, utilization review and pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and third-party payer pressures are expected to continue. To meet these challenges, we intend to expand and update our facilities or acquire or construct new facilities where appropriate, to enhance the provision of a comprehensive array of outpatient services, offer market competitive pricing to group purchasers of health care services, upgrade facilities and equipment and offer new or expanded programs and services.

Regulation and Other Factors

Licensure, Certification and Accreditation

Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting, building codes and environmental protection. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe our health care facilities are properly licensed under applicable state laws. Each of our acute care hospitals located in the United States is eligible to participate in Medicare and Medicaid programs and is accredited by The Joint Commission. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs. If any facility were to lose accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from private third-party payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure, lapses in reimbursement or other penalties.

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

Federal Health Care Program Regulations

Participation in any federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal health care programs may be terminated, or civil and/or criminal penalties may be imposed. Civil monetary penalties are adjusted annually based on updates to the consumer price index and were recently increased under the Bipartisan Budget Act of 2018.

Anti-kickback Statute

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or the intent to violate the law is not required. Violations of the Anti-kickback Statute may be punished by criminal fines of up to $100,000 per violation, imprisonment, substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. In addition, submission of a claim for services or items generated in violation of the Anti-kickback Statute may be subject to additional penalties under the federal False Claims Act (“FCA”) as a false or fraudulent claim.

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

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” reimbursable by Medicare or Medicaid unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. “Designated health services” include inpatient and outpatient hospital services, clinical laboratory services and radiology services. Sanctions for violating the Stark Law include denial of payment, substantial civil monetary penalties per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty for a circumvention scheme. These penalties are updated annually based on changes to the consumer price index.

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

Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute. Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Law. These penalties will be updated annually based on changes to the consumer price index. In some cases, violations of the Civil Monetary Penalty Law may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state health care programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-kickback Statute. Further, individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds under the Medicare Integrity Program.

The Federal False Claims Act and Similar State Laws

We are subject to state and federal laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. One of the most prominent of these laws is the FCA, which may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government’s behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. In addition, the FCA covers payments made in connection with the Exchanges created under the Health Reform Law, if those payments include any federal funds. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. If a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus substantial mandatory civil penalties for each separate false claim. These penalties are updated annually based on changes to the consumer price index.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA and implementing regulations require the use of uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. These provisions are intended to encourage electronic commerce in the health care industry. HHS is in the process of adopting standards for additional electronic transactions and establishing operating rules to promote uniformity in the implementation of each standardized electronic transaction.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. These civil penalties are updated annually based on updates to the consumer price index. HHS enforces the regulations and performs compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We enforce a HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations and under which a HIPAA compliance group monitors our compliance. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

EMTALA

All of our hospitals in the United States are subject to EMTALA. This federal law requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include exclusion from participation in the Medicare program and civil monetary penalties. These civil monetary penalties are adjusted annually based on updates to the consumer price index. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, including $10 million in federal fiscal year 2018. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Health Care Reform

The health care industry is subject to changing political, regulatory, and other influences, along with various scientific and technological initiatives. In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Health Reform Law. The Health Reform Law affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. However, there is uncertainty regarding the future of the Health Reform Law. The presidential administration and a number of members of Congress have expressed their intent to repeal or make significant changes to the Health Reform Law, its implementation or interpretation. In 2017, Congress eliminated the penalty associated with the individual mandate to maintain health insurance, effective January 1, 2019. Further, the President of the United States signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Health Reform Law, which may result in additional changes in how the law is implemented.

As currently structured, the Health Reform Law expands coverage through a combination of public program expansion and private sector health insurance and other reforms. Expansion in public program coverage has been driven primarily by expanding the categories of individuals eligible for Medicaid coverage and permitting individuals with relatively higher incomes to qualify. A number of states, including Texas and Florida, have opted out of the Medicaid expansion provisions, which they may do without losing federal funding. For states that have not participated in the Medicaid expansion, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state. Some states are using waivers granted by CMS to expand their Medicaid programs, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards.

The expansion of health coverage through the private sector as a result of the Health Reform Law has been driven by new requirements applicable to health insurers, employers and individuals. For example, health insurers are prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Large employers are required to provide health insurance benefits to their full time employees or pay a penalty if an employee obtains government-subsidized coverage through an Exchange. Although individuals are required to maintain health insurance for a minimum defined set of benefits, elimination of the penalty associated with this mandate may impact the number of individuals who elect to purchase health insurance.

Health insurers participating in an Exchange must offer a set of minimum benefits, as defined by HHS, and may offer more benefits. For individuals and families below 400% of the federal poverty level, the cost of obtaining health insurance through the Exchanges is subsidized by the federal government. However, several health insurers have limited or ended their participation in these marketplaces, creating uncertainty regarding the long-term viability of the Exchanges.

As discussed in Item 1, “Business — Sources of Revenue,” the Health Reform Law provides for spending reductions for Medicare, Medicaid and other federal health care programs. It also increasingly ties payment for services to quality outcomes, provides for the creation of ACOs and creates incentives and other initiatives to better coordinate patient care across settings and over time.

The Health Reform Law also makes several significant changes to health care fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law tightens up the rules for returning overpayments made by governmental health programs and expands FCA liability to include failure to timely repay identified overpayments. The Health Reform Law also prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare and Medicaid. While the law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

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

General Economic and Demographic Factors

The health care industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. We anticipate that the federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible amounts.

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

We purchase, from unrelated insurance companies, coverage for cyber security incidents, directors and officers liability and property loss in amounts we believe are adequate. The cyber security and directors and officers liability coverage each include a $5 million corporate deductible. In addition, we will continue to purchase coverage for our directors and officers on an ongoing basis. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from 2% to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs

At December 31, 2017, we had approximately 253,000 employees, including approximately 63,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2017, certain employees at 39 of our domestic hospitals are represented by various labor unions. While no elections are expected in 2018, it is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

Executive Officers of the Registrant

As of February 1, 2018, our executive officers were as follows:

Name	Age	Position(s)
R. Milton Johnson	61	Chairman, Chief Executive Officer and Director
Victor L. Campbell	71	Senior Vice President
Ravi S. Chari, M.D.	52	Senior Vice President — Clinical Excellence
Michael S. Cuffe, M.D.	52	President — Physician Services Group
Jane D. Englebright	60	Senior Vice President and Chief Nursing Officer
Jon M. Foster	56	President — American Group
Charles J. Hall	64	President — National Group
Samuel N. Hazen	57	President and Chief Operating Officer
A. Bruce Moore, Jr.	57	President — Service Line and Operations Integration
Sandra L. Morgan	55	Senior Vice President — Provider Relations
J. William B. Morrow	47	Senior Vice President — Finance and Treasurer
P. Martin Paslick	58	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	56	President — Clinical Services Group and Chief Medical Officer
Deborah M. Reiner	56	Senior Vice President — Marketing and Communications
William B. Rutherford	54	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	61	Senior Vice President and Chief Development Officer
Joseph N. Steakley	63	Senior Vice President — Internal Audit Services
John M. Steele	62	Senior Vice President and Chief Human Resource Officer
Kathryn A. Torres	54	Senior Vice President — Payer Contracting and Alignment
Robert A. Waterman	64	Senior Vice President and General Counsel
Christopher F. Wyatt	40	Senior Vice President and Controller
Alan R. Yuspeh	68	Senior Vice President and Chief Ethics and Compliance Officer

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

Dr. Jane D. Englebright was appointed Senior Vice President and Chief Nursing Officer in January 2015. Dr. Englebright previously served as Vice President and Chief Nursing Officer from 2007 to January 2015. Dr. Englebright joined HCA in 1992 as a critical care nurse at Lewisville Medical Center in Texas and became Chief Nursing Officer of HCA’s San Antonio Community Hospital in 1996. Dr. Englebright currently serves as the At-Large Nursing Representative to The Joint Commission’s Board of Commissioners.

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

Sandra L. Morgan was appointed Senior Vice President — Provider Relations in January 2015. Prior to that time, she served as Vice President — National Sales from April 2008 to January 2015. From 2000 to 2008, Ms. Morgan served in various capacities with Pfizer Inc., including Vice President of Managed Care for the Customer Business Unit from 2005 to 2008.

J. William B. Morrow was appointed Senior Vice President — Finance and Treasurer in February 2017. Mr. Morrow served as Vice President — Finance and Treasurer from July 2016 through January 31, 2017.

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

Dr. Jonathan B. Perlin was appointed President — Clinical Services Group and Chief Medical Officer in November 2007. Dr. Perlin had served as Chief Medical Officer and Senior Vice President — Quality of the Company from August 2006 to November 2007. Prior to joining the Company, Dr. Perlin served as Under Secretary for Health in the U.S. Department of Veterans Affairs since April 2004. Dr. Perlin joined the Veterans Health Administration in November 1999 where he served in various capacities, including as Deputy Under Secretary for Health from July 2002 to April 2004, and as Chief Quality and Performance Officer from November 1999 to September 2002. He also served as Senior Advisor to the Acting Secretary of the U.S. Department of Veterans Affairs from July 2014 to September 2014 and as Chairman for the American Hospital Association in 2015.

Deborah M. Reiner was appointed Senior Vice President — Marketing and Communications in October 2017. Prior to that time, she served as Vice President of Marketing and Customer Relationship Management from August 2017 to October 2017 and Vice President of Customer Relationship Management from January 2012 to August 2017. Ms. Reiner joined the Company in 2000 and served in various roles with the Company’s Mountain Division from 2000 to 2012.

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

John M. Steele has served as Senior Vice President and Chief Human Resource Officer since July 2017. Prior to that time, he served as Senior Vice President — Human Resources of the Company from November 2003 to July 2017. Mr. Steele served as Vice President — Compensation and Recruitment of the Company from November 1997 to October 2003. From March 1995 to November 1997, Mr. Steele served as Assistant Vice President — Recruitment.

Kathryn A. Torres was appointed Senior Vice President — Payer Contracting and Alignment (formerly Senior Vice President — Employer and Payer Engagement) in July 2016. Ms. Torres joined HCA in 1993 and served in various capacities, including as Vice President of Employer and Payer Engagement and Vice President — Strategy.

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

We are highly leveraged. As of December 31, 2017, our total indebtedness was $33.058 billion. As of December 31, 2017, we had availability of $1.977 billion under our senior secured revolving credit facility and $70 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

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

•

limiting our ability to obtain additional financing for working capital, capital expenditures, share repurchases, dividends, product or service line development, debt service requirements, acquisitions and general corporate or other purposes; and

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

Under our asset-based revolving credit facility, availability is subject to a borrowing base of 85% of eligible accounts receivable less customary reserves, with any reduction in the borrowing base commensurately reducing our ability to access this facility as a source of liquidity. In addition, under the asset-based revolving credit facility, when (and for as long as) the combined availability under our asset-based revolving credit facility and our senior secured revolving credit facility is less than a specified amount for a certain period of time or, if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the asset-based revolving credit facility and to collateralize letters of credit issued thereunder.

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

In addition, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased. As a result, most of our hospitals operate in a highly competitive environment, which may put pressure on our pricing as high margin services transition to outpatient facilities and may also place pressure on the Company’s strategy for volume growth. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Recent consolidations of not-for-profit hospital entities may intensify this competitive pressure. There is also increasing consolidation in the third-party payer industry, including vertical integration efforts among third-party payers and health care providers. Health care industry participants are increasingly implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Other industry participants, such as large employer groups and their affiliates, may intensify competitive pressure and affect the industry in ways that are difficult to predict.

Our hospitals compete with specialty hospitals and with both our own and unaffiliated freestanding surgery centers for market share in certain high margin services and for quality physicians and personnel. If ASCs are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ASCs. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Further, if our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable third-party payer contracts at their facilities than our hospitals and ASCs, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

A deterioration in the collectability of uninsured and patient due accounts could adversely affect our results of operations.

The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary third-party payer has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. Medicare reimburses hospitals for 65% of eligible Medicare bad debts. To be eligible for reimbursement, the amounts claimed must meet certain criteria, including that the debt is related to unpaid deductible or coinsurance amounts and that the hospital first attempted to collect the fees from the Medicare beneficiary.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2017, our allowance for doubtful accounts represented 100% of the $5.488 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $18.287 billion for 2015 to $20.455 billion for 2016 and to $23.420 billion for 2017.

Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in bad debts, uninsured discounts and charity care as a result of a number of factors, including conditions impacting the overall economy and high unemployment. In 2017, Congress eliminated the financial penalty associated with the Health Reform Law’s individual mandate, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. The presidential administration and a number of members of Congress continue to make other efforts to repeal or significantly change the Health Reform Law. Even if the Health Reform Law remains in effect, we will continue to experience collectability issues and provide uninsured discounts and charity care for individuals residing in states that choose not to implement the Medicaid expansion, for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and for certain others who may not have insurance coverage. Further, some patients may choose to enroll in lower cost Medicaid plans or other health insurance plans with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of health plan structures that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 41.8% of our revenues from the Medicare and Medicaid programs in 2017. Changes in government health care programs may reduce the reimbursement we receive and could adversely affect our business and results of operations. The Health Reform Law has made significant changes to Medicare and Medicaid, and future health reform efforts or efforts to repeal or significantly change the Health Reform Law may impact these programs.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. Congress has established automatic spending reductions that extend through 2027. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. We are unable to predict what other deficit reduction initiatives may be proposed by Congress. These reductions are in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and Medicare DSH funding. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, under a site neutrality policy, certain items and services provided by off-campus provider-based departments that were formerly paid under the outpatient PPS are now paid under the Physician Fee Schedule, subject to certain exceptions.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Periods of economic weakness may increase the budgetary pressures on many states, and these budgetary pressures may result in decreased spending, or decreased spending growth, for Medicaid programs and CHIP in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs, which could result in Medicaid supplemental payments being reduced or eliminated. For example, in December 2017, CMS announced that it will phase out funding for Designated State Health Programs under certain types of Medicaid waivers. Further, legislation and administrative actions at the federal level may significantly alter the funding for, or structure of, the Medicaid program. For example, from time to time, Congress considers proposals to restructure the Medicaid program to involve block grants that would be administered by the states.

In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from private third-party payers.

Current or future health care reform and deficit reduction efforts, changes in laws or regulations regarding government health care programs, other changes in the administration of government health care programs and changes by private third-party payers in response to health care reform and other changes to government health care programs could have a material, adverse effect on our financial position and results of operations.

Our results of operations may be adversely affected by health care reform efforts, particularly efforts to repeal, replace or otherwise significantly change the Health Reform Law. We are unable to predict what, if any, and when such changes will be made in the future.

The Health Reform Law represents a significant shift in the way health care services are delivered, covered, and reimbursed. Although it reduced our Medicare and Medicaid reimbursement, the Health Reform Law also reduced the number of uninsured patients to whom we provide health care services, primarily through the Exchanges and Medicaid expansion. However, many insurers have exited the Exchanges in the markets served by the Company. To the extent some markets lack a sufficient number of health insurers participating in the Exchanges, it could threaten the continued viability of the Exchanges in those markets.

In addition, the presidential administration and a number of members of Congress continue to attempt to repeal, amend or replace the law, or make significant changes to its implementation. In 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019. It is difficult to predict the impact of this change, but it may result in fewer individuals electing to purchase health insurance. Further, the President of the United States has also signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Health Reform Law, which may result in additional changes in how the law is implemented. CMS has indicated that it intends to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. There is uncertainty regarding whether, when, and how the Health Reform Law may be further changed. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, and it is difficult to predict the impact of changes on other health care industry participants. Government efforts to repeal or change the Health Reform Law may have an adverse effect on our business, results of operations, cash flow, capital resources, and liquidity.

If our volume of patients with private health insurance coverage declines or we are unable to retain and negotiate favorable contracts with private third-party payers, including managed care plans, our revenues may be reduced.

Private third-party payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid or other government health care programs. Reimbursement rates are set forth by contract when our facilities are in-network, and payers utilize plan structures to encourage or require the use of in-network providers. Revenues derived from private third-party payers (domestic only) accounted for 56.9%, 56.5% and 55.2% of our revenues for 2017, 2016 and 2015, respectively. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects the revenues and operating results of our facilities.

Private third-party payers, including managed care plans, continue to demand discounted fee structures, and the trend toward consolidation among payers tends to increase their bargaining power over fee structures. Payers may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care plans to contract with us. In addition to increasing negotiating leverage of private third-party payers, alignment efforts between third-party payers and health care providers may also result in other competitive advantages, such as greater access to performance and pricing data. Our future success will depend, in part, on our ability to retain and renew our third-party payer contracts and enter into new contracts on terms favorable to us. Cost-reduction strategies by large employer groups and their affiliates may also limit our ability to negotiate favorable terms in our contracts and otherwise intensify competitive pressure. It is not clear what impact, if any, future health reform efforts or the repeal of, or changes to, the Health Reform Law will have on our ability to negotiate reimbursement increases and participate in third-party payer networks on favorable terms. If we are unable to retain and negotiate favorable contracts with third-party payers or experience reductions in payment increases or amounts received from third-party payers, our revenues may be reduced.

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

We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.

The talents and efforts of our employees, particularly our key management, are vital to our success. Our management team has significant industry experience and would be difficult to replace. In addition, institutional knowledge may be lost in any potential managerial transition. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, or failure to develop and implement an adequate succession plan for the management team, could disrupt our operations and adversely affect our business and our future success.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	appropriateness and classification of level of care provided, including proper classification of inpatient admissions, observation services and outpatient care;

•	relationships with physicians and other referral sources and referral recipients;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure, certification and enrollment with government programs;

•	hospital rate or budget review;

•	debt collection;

•	communications with patients and consumers;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors;

•	addition of facilities and services; and

•	environmental protection.

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

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data. Many foreign data privacy regulations (including the General Data Protection Regulation (GDPR), which becomes effective in the European Union on May 25, 2018) are more stringent than those in the United States. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. In the case of non-compliance with a material provision of the GDPR (such as non-adherence to the core principles of processing personal data), regulators have the authority to levy a fine in an amount that is up to the greater of €20 million or 4% of global annual turnover in the prior year. If it is determined that non-compliance is related to a non-material provision (such as failure to comply with technical measures), regulators may impose a fine in an amount that is up to the greater of €10 million or 2% of the global annual turnover from the prior year. These administrative fines are discretionary and based, in each case, on a multi-factored approach. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in liability, result in adverse publicity, and adversely affect our business.

We engage in consumer debt collection for HCA-affiliated hospitals and certain non-affiliated hospitals. The federal Fair Debt Collection Practices Act and Telephone Consumer Protection Act restrict the methods that companies may use to contact and seek payment from consumer debtors regarding past due accounts. Many states impose additional requirements on debt collection practices, and some of those requirements may be more stringent than the federal requirements.

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

We have been and could become the subject of government investigations, claims and litigation.

Health care companies are subject to numerous investigations by various government agencies. Further, under the FCA, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

Government agencies and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

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

Changes to physician utilization practices and treatment methodologies, third-party payer controls designed to reduce inpatient services or surgical procedures and other factors outside our control that impact demand for medical services may reduce our revenues.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and private third-party payers designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third-party payers. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by third-party payers preadmission authorization requirements, coverage restrictions, utilization review and by pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Additionally, trends in physician treatment protocols and managed care health plan design, such as health plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies.

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

Budget deficits at federal, state and local government entities have had a negative impact on spending, and may continue to negatively impact spending, for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant third-party payer sources for our hospitals. We anticipate that the federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible receivables.

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

Hospitals with excess readmission rates for conditions designated by HHS will receive a reduction in their inpatient PPS operating Medicare payments for all Medicare inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments.

HHS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 2% in federal fiscal year 2017 and for subsequent years. HHS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS estimates that $1.9 billion in value-based incentive payments will be available to hospitals in federal fiscal year 2018 based on achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.

CMS has developed several alternative payment models that are intended to reduce costs and improve quality of care for Medicare beneficiaries. Examples of alternative payment models include bundled payment models in which, depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Generally, participation in bundled payment programs is voluntary, but CMS requires hospitals in selected markets to participate in a bundled payment initiative for orthopedic services. Participation in mandatory or voluntary demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.

Many large private third-party payers currently require hospitals to report quality data, and several private third-party payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has announced aggressive goals for adopting alternative payment models, which may include additional bundled payment programs, and private third-party payers may also transition away from fee-for-service payment models. We are unable at this time to predict our future payments or whether we will be subject to payment reductions under these programs or how this trend will affect our results of operations, but it could negatively impact our revenues.

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

A cybersecurity incident could result in the compromise of a facility, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We, independently and through third-party vendors, collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. In addition, we have made significant investments in technology to adopt and utilize EHR and to become meaningful users of health information technology. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. We are regularly the target of attempted cybersecurity and other threats that could have a security impact. There can be no assurance that we or our third-party vendors will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; (v) reputational damage and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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

We operated 179 hospitals at December 31, 2017, and 91 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 48% of our consolidated revenues for the year ended December 31, 2017. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida, Texas and other coastal states are located in hurricane-prone areas. In the past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm, and the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

We may be subject to liabilities from claims by taxing authorities.

We are subject to examination by federal, state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

We are exposed to market risk related to changes in market values of securities. The investment securities of our 100% owned insurance subsidiaries were $472 million at December 31, 2017. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2017, we had a net unrealized gain of $10 million on the insurance subsidiaries’ investment securities.

We are exposed to market risk related to market illiquidity. Investment securities of our 100% owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the 100% owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize other-than-temporary impairments on long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

There can be no assurance that we will continue to pay dividends.

In January 2018, the Board of Directors initiated a cash dividend program under which the Company expects to pay a regular quarterly cash dividend. The Board declared the first quarterly cash dividend of $0.35 per share of common stock to be paid to stockholders of record as of the close of business on March 1, 2018, with a payment date of March 30, 2018. The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash flows from operations, our available capital and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, share repurchases and investing in our existing markets as well as our results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revises U.S. corporate income taxes, including lowering the statutory corporate tax rate from 35% to 21% beginning in 2018 and imposing a mandatory one-time transition tax on undistributed foreign earnings. Due to the complexity and uncertainty regarding numerous provisions of the Tax Act, we have not completed our accounting for its effects. However, we have made reasonable estimates and recorded provisional amounts in our financial statements as of December 31, 2017.

As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by federal and state taxing authorities or other standard-setting bodies, we may make adjustments to the provisional amounts and record additional amounts for those federal, state, and foreign tax assets and liabilities for which we were unable to make reasonable estimates as of December 31, 2017. Any adjustments or additional amounts recorded may materially impact our provision for income taxes and effective tax rate in the periods in which they are made.

Certain of our investors may continue to have influence over us.

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and certain other investors. Through their investment in Hercules Holding II and other holdings, certain of the Frist-affiliated investors continue to hold a significant interest in our outstanding common stock (approximately 20% as of January 31, 2018). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II and the Frist-affiliated investors, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2017:

State	Hospitals	Beds
Alaska	1	250
California	5	1,838
Colorado	7	2,411
Florida	45	11,980
Georgia	8	1,847
Idaho	2	468
Indiana	1	278
Kansas	4	1,374
Kentucky	2	384
Louisiana	4	1,066
Mississippi	1	130
Missouri	5	1,014
Nevada	3	1,217
New Hampshire	2	295
Oklahoma	2	756
South Carolina	3	867
Tennessee	13	2,450
Texas	46	12,980
Utah	8	1,011
Virginia	11	3,271

International
England	6	851

	179	46,738

In addition to the hospitals listed in the above table, we directly or indirectly operate 120 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and two of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes.

We maintain our headquarters in approximately 2,300,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

During November 2016 and October 2017, our Board of Directors authorized share repurchase programs, each for up to $2 billion of our outstanding common stock. Repurchases made during the fourth quarter of 2017, as detailed below, were made pursuant to the $2 billion November 2016 (which was completed during the quarter) and the $2 billion October 2017 share repurchase authorizations and were made in the open market.

The following table provides certain information with respect to our repurchases of common stock from October 1, 2017 through December 31, 2017 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2017 through October 31, 2017	2,953,476	$77.40	2,953,476	$2,150
November 1, 2017 through November 30, 2017	2,264,878	$76.74	2,264,878	$1,976
December 1, 2017 through December 31, 2017	2,026,500	$85.83	2,026,500	$1,802

Total for Fourth Quarter 2017	7,244,854	$79.55	7,244,854	$1,802

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). There were no dividends or distributions declared during 2017 or 2016. On January 30, 2018, our Board of Directors initiated and declared a quarterly dividend of $0.35 per share on our common stock payable on March 30, 2018 to stockholders of record on March 1, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE for our common stock.

	Sales Price
	High	Low
2017
First Quarter	$91.03	$73.52
Second Quarter	89.80	81.10
Third Quarter	87.99	75.56
Fourth Quarter	90.29	71.18
2016
First Quarter	$79.00	$60.07
Second Quarter	83.69	73.82
Third Quarter	81.79	73.24
Fourth Quarter	82.37	67.00

At the close of business on February 9, 2018, there were approximately 340 holders of record of our common stock.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among HCA Healthcare, Inc., the S&P 500 Index and the S&P Health Care Index

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
HCA Healthcare, Inc.	100.00	158.14	243.25	224.16	245.34	291.15
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Health Care	100.00	141.46	177.30	189.52	184.42	225.13

The graph shows the cumulative total return to our stockholders beginning as of December 31, 2012 through December 31, 2017, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2012 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

HCA HEALTHCARE, INC.

SELECTED FINANCIAL DATA

AS OF AND FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions, except per share amounts)

	2017	2016	2015	2014	2013
Summary of Operations:
Revenues before provision for doubtful accounts	$47,653	$44,747	$43,591	$40,087	$38,040
Provision for doubtful accounts	4,039	3,257	3,913	3,169	3,858

Revenues	43,614	41,490	39,678	36,918	34,182

Salaries and benefits	20,059	18,897	18,115	16,641	15,646
Supplies	7,316	6,933	6,638	6,262	5,970
Other operating expenses	8,051	7,496	7,056	6,630	6,021
Equity in earnings of affiliates	(45)	(54)	(46)	(43)	(29)
Depreciation and amortization	2,131	1,966	1,904	1,820	1,753
Interest expense	1,690	1,707	1,665	1,743	1,848
Losses (gains) on sales of facilities	(8)	(23)	5	(29)	10
Losses on retirement of debt	39	4	135	335	17
Legal claim costs (benefits)	—	(246)	249	78	—

	39,233	36,680	35,721	33,437	31,236

Income before income taxes	4,381	4,810	3,957	3,481	2,946
Provision for income taxes	1,638	1,378	1,261	1,108	950

Net income	2,743	3,432	2,696	2,373	1,996
Net income attributable to noncontrolling interests	527	542	567	498	440

Net income attributable to HCA Healthcare, Inc.	$2,216	$2,890	$2,129	$1,875	$1,556

Per common share data:
Basic earnings per share	$6.12	$7.53	$5.14	$4.30	$3.50
Diluted earnings per share	$5.95	$7.30	$4.99	$4.16	$3.37
Financial Position:
Assets	$36,593	$33,758	$32,744	$30,980	$28,594
Working capital	3,819	3,252	3,716	3,450	2,342
Long-term debt, net, including amounts due within one year	33,058	31,376	30,488	29,426	28,139
Noncontrolling interests	1,811	1,669	1,553	1,396	1,342
Stockholders’ deficit	(4,995)	(5,633)	(6,046)	(6,498)	(6,928)
Cash Flow Data:
Cash provided by operating activities	$5,426	$5,653	$4,734	$4,448	$3,680
Cash used in investing activities	(4,279)	(3,240)	(2,583)	(2,918)	(2,346)
Purchase of property and equipment	(3,015)	(2,760)	(2,375)	(2,176)	(1,943)
Cash used in financing activities	(1,061)	(2,508)	(1,976)	(1,378)	(1,625)

	2017	2016	2015	2014	2013
Operating Data:
Number of hospitals at end of period	179	170	168	166	165
Number of freestanding outpatient surgical centers at end of period	120	118	116	113	115
Number of licensed beds at end of period(a)	46,738	44,290	43,771	43,356	42,896
Weighted average licensed beds(b)	45,380	44,077	43,620	43,132	42,133
Admissions(c)	1,936,613	1,891,831	1,868,789	1,795,312	1,744,126
Equivalent admissions(d)	3,286,432	3,191,519	3,122,746	2,958,674	2,844,670
Average length of stay (days)(e)	4.9	4.9	4.9	4.8	4.8
Average daily census(f)	26,000	25,340	25,084	23,835	22,853
Occupancy(g)	57%	58%	58%	55%	54%
Emergency room visits(h)	8,624,137	8,378,340	8,050,159	7,450,748	6,968,115
Outpatient surgeries(i)	935,307	932,213	909,386	891,633	881,883
Inpatient surgeries(j)	546,228	537,306	529,900	518,881	508,793
Days revenues in accounts receivable(k)	52	50	53	54	54
Outpatient revenues as a % of patient revenues(l)	38%	38%	40%	38%	38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The selected financial data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA Healthcare, Inc. which should be read in conjunction with the following discussion and analysis. The terms “HCA,” “Company,” “we,” “our,” or “us,” as used herein, refer to HCA Healthcare, Inc. and its affiliates. The term “affiliates” means direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners.

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures, expected dividends, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), including the effects of any repeal of, or changes to, the Health Reform Law or changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Forward-Looking Statements  (continued)

certified electronic health record (“EHR”) technology, (23) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (24) changes in interpretations, assumptions and expectations regarding the 2017 Tax Cuts and Jobs Act, including additional guidance that may be issued by federal and state taxing authorities or other standard-setting bodies, and (25) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2017 Operations Summary

Net income attributable to HCA Healthcare, Inc. totaled $2.216 billion, or $5.95 per diluted share, for 2017, compared to $2.890 billion, or $7.30 per diluted share, for 2016. The 2017 results include additional expenses and losses of revenues estimated at approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma on our Texas, Florida, Georgia and South Carolina facilities and an increase in provision for income taxes of $301 million, or $0.81 per diluted share, related to the remeasurement of our deferred tax assets and liabilities due to the enactment of the 2017 Tax Cuts and Jobs Act. The amount associated with the hurricanes is prior to any insurance recoveries which we may receive. The 2017 results also include net gains on sales of facilities of $8 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.06 per diluted share. The 2016 results include net gains on sales of facilities of $23 million, or $0.05 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and legal claim benefits of $246 million, or $0.39 per diluted share. Our provisions for income taxes for 2017 and 2016 included tax benefits of $82 million, or $0.22 per diluted share, and $162 million, or $0.41 per diluted share, respectively, related to employee equity award settlements. Our provision for income taxes for 2016 also included tax benefits of $51 million, or $0.13 per diluted share, primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 372.221 million shares and 395.851 million shares for the years ended December 31, 2017 and 2016, respectively. During 2017 and 2016, we repurchased 25.092 million and 36.325 million shares, respectively, of our common stock.

Revenues increased to $43.614 billion for 2017 from $41.490 billion for 2016. Revenues increased 5.1% and 3.8%, respectively, on a consolidated basis and on a same facility basis for 2017, compared to 2016. The consolidated revenues increase can be attributed to the combined impact of a 2.1% increase in revenue per equivalent admission and a 3.0% increase in equivalent admissions. The same facility revenues increase resulted from a 2.2% increase in same facility revenue per equivalent admission and a 1.5% increase in same facility equivalent admissions.

During 2017, consolidated admissions increased 2.4% and same facility admissions increased 1.1%, compared to 2016. Inpatient surgical volumes increased 1.7% on a consolidated basis and increased 0.3% on a same facility basis during 2017, compared to 2016. Outpatient surgical volumes increased 0.3% on a consolidated basis and declined 1.3% on a same facility basis during 2017, compared to 2016. Emergency room visits increased 2.9% on a consolidated basis and increased 1.4% on a same facility basis during 2017, compared to 2016.

For 2017, the provision for doubtful accounts increased $782 million, compared to 2016. The self-pay revenue deductions for charity care and uninsured discounts increased $710 million and $1.473 billion, respectively, for 2017, compared to 2016. The sum of the provision for doubtful accounts, uninsured discounts

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

2017 Operations Summary  (continued)

and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 34.9% for 2017, compared to 33.0% for 2016. Same facility uninsured admissions increased 5.9% and same facility uninsured emergency room visits increased 2.4% for 2017, compared to 2016. Same facility uninsured admissions increased 3.8% and same facility uninsured emergency room visits increased 4.5% for 2016, compared to 2015.

Interest expense totaled $1.690 billion for 2017, compared to $1.707 billion for 2016. The $17 million decline in interest expense for 2017 was due to the decline in the average interest rate.

Cash flows from operating activities declined $227 million, from $5.653 billion for 2016 to $5.426 billion for 2017. The decline in cash flows from operating activities was primarily related to the net impact of the decline of net income of $689 million, offset by positive changes related to depreciation and amortization of $165 million and income taxes of $310 million.

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our stockholders. To achieve these objectives, we align our efforts around the following growth agenda:

Grow Our Presence in Existing Markets. We believe we are well positioned in a number of large and growing markets that will allow us the opportunity to generate long-term, attractive growth through the expansion of our presence in these markets. We plan to continue recruiting and strategically collaborating with the physician community and adding attractive service lines such as cardiology, emergency services, oncology and women’s services. Additional components of our growth strategy include expanding our footprint through developing various outpatient access points, including surgery centers, urgent care clinics, freestanding emergency care facilities and walk-in clinics.

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

Recruit and Employ Physicians to Meet the Needs for High Quality Health Services. We depend on the quality and dedication of the health care providers and other team members who serve at our facilities. We believe a critical component of our growth strategy is our ability to successfully recruit and strategically collaborate with physicians and other professionals to provide high quality care. We attract and retain physicians by providing high quality, convenient facilities with advanced technology, by expanding our specialty services and by building our outpatient operations. We believe our continued investment in the employment, recruitment and retention of physicians will improve the quality of care at our facilities.

HCA HEALTHCARE, INC.

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

Pursue a Disciplined Development Strategy. We continue to believe there are significant growth opportunities in our markets. We will continue to provide financial and operational resources to analyze and develop our in-market opportunities. To complement our in-market growth agenda, we intend to focus on selectively developing and acquiring new hospitals, outpatient facilities and other health care service providers. We believe the challenges faced by the hospital industry may continue to spur consolidation and we believe our size, scale, national presence and access to capital will position us well to participate in any such consolidation. We have a strong record of successfully acquiring and integrating hospitals and entering into joint ventures and intend to continue leveraging this experience.

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

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from payers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. We have invested significant resources to refine and improve our billing systems and the information system data used to make contractual allowance estimates. We have developed standardized calculation processes and related employee training programs to improve the utility of our patient accounting systems.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the

HCA HEALTHCARE, INC.

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

We do not pursue collection of amounts related to patients who meet our guidelines to qualify for charity care; therefore, these amounts are not reported in revenues. We provide discounts from our gross charges to uninsured amounts related to patients who do not qualify for Medicaid or charity care. After the discounts are applied, we are still unable to collect a significant portion of uninsured patients’ accounts, and we record significant provisions for doubtful accounts (based upon our historical collection experience) related to uninsured patients in the period the services are provided.

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $41 million, $31 million and $48 million in 2017, 2016 and 2015, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $56 million, $90 million and $85 million in 2017, 2016 and 2015, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements will result in increases to revenues generally similar to the amounts recorded during these years.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At December 31, 2017 and 2016, the allowance for doubtful accounts represented 100% of the $5.488 billion and 98% of the $5.116 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view the revenue deductions related to uninsured accounts (charity care and uninsured discounts) and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2017	2016	2015
Charity care	$4,861	$4,151	$3,682
Uninsured discounts	14,520	13,047	10,692
Provision for doubtful accounts	4,039	3,257	3,913

Totals	$23,420	$20,455	$18,287

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2017	2016	2015
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$37,557	$35,304	$33,760

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.9%	13.5%	14.5%

Total uncompensated care	$23,420	$20,455	$18,287
Multiply by the cost-to-charges ratio	12.9%	13.5%	14.5%

Estimated cost of total uncompensated care	$3,021	$2,761	$2,652

The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care was 34.9% for 2017, 33.0% for 2016 and 31.5% for 2015. Days revenues in accounts receivable were 52 days, 50 days and 53 days at December 31, 2017, 2016 and 2015, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, increases in patient responsibility amounts under certain health care coverages, general

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

The approximate breakdown of accounts receivable by payer classification as of December 31, 2017 and 2016 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days
Accounts receivable aging at December 31, 2017:
Medicare and Medicaid	11%	1%	1%
Managed care and other insurers	31	5	5
Uninsured	19	6	21

Total	61%	12%	27%

Accounts receivable aging at December 31, 2016:
Medicare and Medicaid	11%	1%	1%
Managed care and other insurers	30	5	5
Uninsured	17	7	23

Total	58%	13%	29%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $25 million per occurrence. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $466 million, $430 million and $344 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

HCA HEALTHCARE, INC.

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

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.456 billion to $1.743 billion at December 31, 2017 and $1.358 billion to $1.625 billion at December 31, 2016. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $30 million or reduce the reserve estimate by $29 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $106 million or reduce the reserve estimate by $98 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,500 and 2,700 individual claims at December 31, 2017 and 2016, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately four years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.627 billion and $1.539 billion at December 31, 2017 and 2016, respectively. The current portion of these reserves, $429 million and $391 million at December 31, 2017 and 2016, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $24 million and $45 million receivable under reinsurance and excess insurance contracts at December 31, 2017 and 2016, respectively) were $1.603 billion and $1.494 billion at December 31, 2017 and 2016, respectively. The estimated total net reserves for professional liability risks at December 31, 2017 and 2016 are comprised of $751 million and $830 million, respectively, of case reserves for known claims and $852 million and $664 million, respectively, of reserves for incurred but not reported claims.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2017	2016	2015
Net reserves for professional liability claims, January 1	$1,494	$1,421	$1,382
Provision for current year claims	467	428	408
Unfavorable (favorable) development related to prior years’ claims	(1)	2	(64)

Total provision	466	430	344

Payments for current year claims	7	9	7
Payments for prior years’ claims	350	348	298

Total claim payments	357	357	305

Net reserves for professional liability claims, December 31	$1,603	$1,494	$1,421

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

Although we believe we have properly reported taxable income and paid taxes in accordance with applicable laws, federal, state or foreign taxing authorities may challenge our tax positions upon audit. Significant judgment is required in determining and assessing the impact of uncertain tax positions. We report a liability for unrecognized tax benefits from uncertain tax positions taken or expected to be taken in our income tax returns. During each reporting period, we assess the facts and circumstances related to uncertain tax positions. If the realization of unrecognized tax benefits is deemed probable based upon new facts and circumstances, the estimated liability and the provision for income taxes are reduced in the current period. Final audit results may vary from our estimates.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 5.1% to $43.614 billion for 2017 from $41.490 billion for 2016 and increased 4.6% for 2016 from $39.678 billion for 2015. The increase in revenues in 2017 can be attributed to the combined impact of a 2.1% increase in revenue per equivalent admission and a 3.0% increase in equivalent admissions compared to the prior year. The increase in revenues in 2016 can be primarily attributed to the combined impact of a 2.3% increase in revenue per equivalent admission and a 2.2% increase in equivalent admissions compared to the prior year.

Same facility revenues increased 3.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016 and increased 4.1% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The 3.8% increase for 2017 can be primarily attributed to the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 1.5% increase in same facility equivalent admissions. The 4.1% increase for 2016 can be attributed to the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions.

Consolidated admissions increased 2.4% during 2017 compared to 2016 and increased 1.2% during 2016 compared to 2015. Consolidated surgeries increased 0.8% during 2017 compared to 2016 and increased 2.1% during 2016 compared to 2015. Consolidated emergency room visits increased 2.9% during 2017 compared to 2016 and increased 4.1% during 2016 compared to 2015.

Same facility admissions increased 1.1% during 2017 compared to 2016 and during 2016 compared to 2015. Same facility surgeries declined 0.7% during 2017 compared to 2016 and increased 1.3% during 2016 compared to 2015. Same facility emergency room visits increased 1.4% during 2017 compared to 2016 and increased 3.8% during 2016 compared to 2015.

Same facility uninsured emergency room visits increased 2.4% and same facility uninsured admissions increased 5.9% during 2017 compared to 2016. Same facility uninsured emergency room visits increased 4.5% and same facility uninsured admissions increased 3.8% during 2016 compared to 2015.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers, and the uninsured for the years ended December 31, 2017, 2016 and 2015 are set forth below.

	Years Ended December 31,
	2017	2016	2015
Medicare	30%	31%	30%
Managed Medicare	16	15	15
Medicaid	6	6	6
Managed Medicaid	12	12	12
Managed care and other insurers	28	29	30
Uninsured	8	7	7

	100%	100%	100%

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues, before provision for doubtful accounts, related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers, and the uninsured for the years ended December 31, 2017, 2016 and 2015 are set forth below.

	Years Ended December 31,
	2017	2016	2015
Medicare	27%	28%	28%
Managed Medicare	12	12	12
Medicaid	5	5	6
Managed Medicaid	6	6	5
Managed care and other insurers	48	49	47
Uninsured	2	—	2

	100%	100%	100%

At December 31, 2017, we owned and operated 45 hospitals and 32 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $10.168 billion, $9.522 billion and $9.059 billion for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, we owned and operated 46 hospitals and 27 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $10.634 billion, $9.898 billion and $9.517 billion for the years ended December 31, 2017, 2016 and 2015, respectively. During 2017, 2016 and 2015, 56% of our admissions and 48%, 47% and 47%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 70%, 69% and 68% of our uninsured admissions during 2017, 2016 and 2015, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under section 1115 of the Social Security Act due to concerns that the funds were not used as an integral part of Medicaid demonstrations focused on delivery system reform or coverage reform.

Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver (the “Texas Waiver Program”). In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. As currently structured, the Texas Waiver Program includes two primary components: an uncompensated care component and a Delivery System Reform Incentive Payment (“DSRIP”) component. Initiatives under the DSRIP program are designed to provide incentive payments to hospitals and other providers for their investments in delivery system reforms that increase access to health care, improve the quality of care and enhance the health of patients and families they serve. CMS will provide level DSRIP funding for two years, decreased funding for the following two years, and no DSRIP funding beginning October 1, 2021. In addition, the disbursement methodology for uncompensated care pool funding will be revised to align with federal policies. Beginning October 1, 2019, Texas will not receive any federal financial participation for uncompensated care pool payments until CMS approves revised uncompensated care protocol policies for the state that will govern how hospitals’ uncompensated care entitlement is calculated and the size of the statewide uncompensated care pool. Based on the waiver renewal terms, we expect the statewide uncompensated care pool size will ultimately be reduced, but

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Results of Operations  (continued)

Revenue/Volume Trends  (continued)

it is presently unclear whether our share of the pool and its corresponding uncompensated care payments will increase or decrease. We provide charity care services directly to patients in several communities in the state of Texas, in affiliation with other hospitals. As a result of additional charitable care being provided directly to patients by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds, as they have been for the past twelve years in Texas. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services.

Our Texas Medicaid revenues included $351 million ($108 million DSRIP related and $243 million uncompensated care related), $370 million ($101 million DSRIP related and $269 million uncompensated care related) and $347 million ($95 million DSRIP related and $252 million uncompensated care related) during 2017, 2016 and 2015, respectively, of Medicaid supplemental waiver payments. We cannot predict whether the Texas Medicaid Waiver Program will be further extended or revised beyond September 30, 2022.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Results of Operations  (continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	2017		2016		2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues before provision for doubtful accounts	$47,653		$44,747		$43,591
Provision for doubtful accounts	4,039		3,257		3,913

Revenues	43,614	100.0	41,490	100.0	39,678	100.0

Salaries and benefits	20,059	46.0	18,897	45.5	18,115	45.7
Supplies	7,316	16.8	6,933	16.7	6,638	16.7
Other operating expenses	8,051	18.4	7,496	18.1	7,056	17.8
Equity in earnings of affiliates	(45)	(0.1)	(54)	(0.1)	(46)	(0.1)
Depreciation and amortization	2,131	4.9	1,966	4.8	1,904	4.8
Interest expense	1,690	3.9	1,707	4.1	1,665	4.2
Losses (gains) on sales of facilities	(8)	—	(23)	(0.1)	5	—
Losses on retirement of debt	39	0.1	4	—	135	0.3
Legal claim costs (benefits)	—	—	(246)	(0.6)	249	0.6

	39,233	90.0	36,680	88.4	35,721	90.0

Income before income taxes	4,381	10.0	4,810	11.6	3,957	10.0
Provision for income taxes	1,638	3.7	1,378	3.3	1,261	3.2

Net income	2,743	6.3	3,432	8.3	2,696	6.8
Net income attributable to noncontrolling interests	527	1.2	542	1.3	567	1.4

Net income attributable to HCA Healthcare, Inc.	$2,216	5.1	$2,890	7.0	$2,129	5.4

% changes from prior year:
Revenues	5.1%		4.6%		7.5%
Income before income taxes	(8.9)		21.6		13.7
Net income attributable to HCA Healthcare, Inc.	(23.3)		35.8		13.6
Admissions(a)	2.4		1.2		4.1
Equivalent admissions(b)	3.0		2.2		5.5
Revenue per equivalent admission	2.1		2.3		1.8
Same facility % changes from prior year(c):
Revenues	3.8		4.1		6.4
Admissions(a)	1.1		1.1		3.4
Equivalent admissions(b)	1.5		1.9		4.6
Revenue per equivalent admission	2.2		2.2		1.7

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Results of Operations  (continued)

Years Ended December 31, 2017 and 2016

Net income attributable to HCA Healthcare, Inc. totaled $2.216 billion, or $5.95 per diluted share, for 2017, compared to $2.890 billion, or $7.30 per diluted share, for 2016. Financial results for 2017 include additional expenses and losses of revenues estimated at approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma on our Texas, Florida, Georgia and South Carolina facilities and an increase in provision for income taxes of $301 million, or $0.81 per diluted share, related to the revaluation of our deferred tax assets and liabilities due to the enactment of the 2017 Tax Cuts and Jobs Act. The amount associated with the hurricanes is prior to any insurance recoveries which we may receive. Financial results for 2017 also include tax benefits of $82 million, or $0.22 per diluted share, related to employee equity award settlements, net gains on sales of facilities of $8 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.06 per diluted share. Financial results for 2016 include tax benefits of $51 million, or $0.13 per diluted share, related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $162 million, or $0.41 per diluted share, related to employee equity award settlements. Financial results for 2016 also include net gains on sales of facilities of $23 million, or $0.05 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and legal claim benefits of $246 million, or $0.39 per diluted share, related to the settlement of the Health Midwest litigation. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 372.221 million shares and 395.851 million shares for the years ended December 31, 2017 and 2016, respectively. During 2017 and 2016, we repurchased 25.092 million and 36.325 million shares, respectively, of our common stock.

During 2017, consolidated admissions increased 2.4% and same facility admissions increased 1.1% compared to 2016. Consolidated inpatient surgeries increased 1.7% and same facility inpatient surgeries increased 0.3% during 2017 compared to 2016. Consolidated outpatient surgeries increased 0.3%, and same facility outpatient surgeries declined 1.3% during 2017 compared to 2016. Emergency room visits increased 2.9% on a consolidated basis and increased 1.4% on a same facility basis during 2017 compared to 2016.

Revenues before provision for doubtful accounts increased 6.5% to $47.653 billion for 2017 from $44.747 billion for 2016. The provision for doubtful accounts increased $782 million from $3.257 billion in 2016 to $4.039 billion in 2017. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients, including copayment and deductible amounts for patients who have health care coverage. The self-pay revenue deductions for charity care and uninsured discounts increased $710 million and $1.473 billion, respectively, during 2017 compared to 2016. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of revenues, the provision for doubtful accounts, uninsured discounts and charity care, was 34.9% for 2017 compared to 33.0% for 2016. At December 31, 2017, our allowance for doubtful accounts represented 100% of the $5.488 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Revenues increased 5.1% to $43.614 billion for 2017 from $41.490 billion for 2016. The increase in revenues was due to the combined impact of a 2.1% increase in revenue per equivalent admission and a 3.0% increase in equivalent admissions compared to 2016. Same facility revenues increased 3.8% due primarily to the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 1.5% increase in same facility equivalent admissions compared to 2016.

Salaries and benefits, as a percentage of revenues, were 46.0% in 2017 and 45.5% in 2016. Salaries and benefits per equivalent admission increased 3.1% in 2017 compared to 2016. Same facility labor rate increases

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Results of Operations  (continued)

Years Ended December 31, 2017 and 2016  (continued)

averaged 3.0% for 2017 compared to 2016. Share-based compensation expense increased from $251 million in 2016 to $270 million in 2017.

Supplies, as a percentage of revenues, were 16.8% in 2017 and 16.7% in 2016. Supply costs per equivalent admission increased 2.5% in 2017 compared to 2016. Supply costs per equivalent admission increased 4.9% for medical devices, 0.3% for pharmacy supplies and 1.7% for general medical and surgical items in 2017 compared to 2016.

Other operating expenses, as a percentage of revenues, was 18.4% in 2017 and 18.1% in 2016. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $466 million and $430 million for 2017 and 2016, respectively.

Equity in earnings of affiliates was $45 million for 2017 and $54 million for 2016.

Depreciation and amortization, as a percentage of revenues, was 4.9% in 2017 and 4.8% in 2016. Depreciation expense was $2.111 billion for 2017 and $1.946 billion for 2016.

Interest expense declined to $1.690 billion for 2017 from $1.707 billion for 2016. The decline in interest expense was due to a decline in the average interest rate. Our average debt balance was $32.082 billion for 2017 compared to $31.048 billion for 2016. The average interest rate for our long-term debt declined from 5.5% for 2016 to 5.3% for 2017.

Net gains on sales of facilities were $8 million and $23 million, respectively, for 2017 and 2016 and related to sales of real estate and other investments.

During 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospital acquisitions, and the redemption of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million. During 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million.

The effective tax rates were 42.5% and 32.3% for 2017 and 2016, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for 2017 included increases of $301 million related to the remeasurement of our deferred tax assets and liabilities due to the enactment of the 2017 Tax Cuts and Jobs Act and $14 million related to reductions in interest expense (net of tax). Our provision for income taxes for 2017 and 2016 also included tax benefits of $82 million and $162 million, respectively, related to employee equity award settlements. Our provision for income taxes for 2016 also included tax benefits of $51 million primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years. Excluding the effect of these adjustments, the effective tax rates for 2017 and 2016 would have been 37.2% and 37.3%, respectively.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Results of Operations  (continued)

Years Ended December 31, 2017 and 2016  (continued)

Net income attributable to noncontrolling interests declined from $542 million for 2016 to $527 million for 2017. The decline in net income attributable to noncontrolling interests related primarily to a joint venture in a Texas market.

Years Ended December 31, 2016 and 2015

Net income attributable to HCA Healthcare, Inc. totaled $2.890 billion, or $7.30 per diluted share, for 2016, compared to $2.129 billion, or $4.99 per diluted share, for 2015. Financial results for 2016 include tax benefits of $51 million, or $0.13 per diluted share, related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $162 million, or $0.41 per diluted share, related to employee equity award settlements. Financial results for 2016 also include net gains on sales of facilities of $23 million, or $0.05 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and legal claim benefits of $246 million, or $0.39 per diluted share, related to the Health Midwest litigation. Financial results for 2015 include net losses on sales of facilities of $5 million, losses on retirement of debt of $135 million, or $0.20 per diluted share and legal claim costs of $249 million, or $0.37 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 395.851 million shares and 426.721 million shares for the years ended December 31, 2016 and 2015, respectively. During 2016 and 2015, we repurchased 36.325 million and 31.991 million shares, respectively, of our common stock.

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

HCA HEALTHCARE, INC.

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

Other operating expenses, as a percentage of revenues, was 18.1% in 2016 and 17.8% in 2015. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $430 million and $344 million for 2016 and 2015, respectively. The increase in provision for losses related to professional liability risks for 2016 compared to 2015 was primarily due to $64 million of favorable development related to prior years’ claims recorded in 2015.

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

During 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million. During 2015, we redeemed all $1.525 billion aggregate principal amount of 7 3⁄4 % senior notes due 2021 and all $1.000 billion aggregate principal amount of our outstanding 6.500% senior notes due 2016. We also entered into a joinder agreement to retire certain of our existing senior secured term loans. The pretax losses on retirement of debt related to these redemptions were $135 million.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Results of Operations  (continued)

Years Ended December 31, 2016 and 2015  (continued)

Our provision for income taxes for 2016 included tax benefits of $51 million primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $162 million related to excess tax benefits from employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for 2016 would have been 37.3%.

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

Cash provided by operating activities totaled $5.426 billion in 2017 compared to $5.653 billion in 2016 and $4.734 billion in 2015. Working capital totaled $3.819 billion at December 31, 2017 and $3.252 billion at December 31, 2016. The $227 million decline in cash provided by operating activities for 2017, compared to 2016, was primarily related to the $689 million decline in net income, offset by increases related to depreciation and amortization of $165 million and income taxes of $310 million. The $919 million increase in cash provided by operating activities for 2016, compared to 2015, was primarily related to the $736 million increase in net income. Cash payments for interest and income taxes declined $16 million for 2017 compared to 2016 and increased $85 million for 2016 compared to 2015.

Cash used in investing activities was $4.279 billion, $3.240 billion and $2.583 billion in 2017, 2016 and 2015, respectively. Excluding acquisitions, capital expenditures were $3.015 billion in 2017, $2.760 billion in 2016 and $2.375 billion in 2015. We expended $1.212 billion, $576 million and $351 million for acquisitions of hospitals and health care entities during 2017, 2016 and 2015, respectively. Planned capital expenditures are expected to approximate $3.5 billion in 2018. At December 31, 2017, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $3.1 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $1.061 billion in 2017, $2.508 billion in 2016 and $1.976 billion in 2015. During 2017, we had a net increase of $1.509 billion in our indebtedness and used cash of $2.051 billion for repurchases of common stock. During 2016, we had a net increase of $815 million in our indebtedness and used cash of $2.751 billion for repurchases of common stock. During 2015, we had a net increase of $778 million in our indebtedness and used cash of $2.397 billion for repurchases of common stock. During 2017, 2016 and 2015, we made distributions to noncontrolling interests of $448 million, $434 million and $495 million, respectively. We paid debt issuance costs of $26 million, $40 million and $50 million for 2017, 2016 and 2015, respectively. We, or our affiliates, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. At December 31, 2017, $1.802 billion of share repurchase authorization remained available under the $2 billion share repurchase program authorized by our board of directors during October 2017. Funds for the

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Liquidity and Capital Resources  (continued)

repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds. On January 30, 2018, our Board of Directors initiated and declared a quarterly dividend of $0.35 per share on our common stock payable on March 30, 2018 to stockholders of record on March 1, 2018. The timing and amount of future cash dividends will vary based on a number of factors, including future capital requirements for strategic transactions, share repurchases and investing in our existing markets, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determinations by our Board of Directors that cash dividends are in the best interest of stockholders and are in compliance with all applicable laws and agreements of the Company.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.047 billion as of December 31, 2017 and $1.827 billion as of January 31, 2018) and anticipated access to public and private debt and equity markets.

Investments of our insurance subsidiaries, to maintain statutory equity and pay claims, totaled $472 million and $385 million at December 31, 2017 and 2016, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $194 million and $215 million at December 31, 2017 and 2016, respectively. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.409 billion and $1.279 billion at December 31, 2017 and 2016, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $424 million. We estimate that approximately $378 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We are a highly leveraged company with significant debt service requirements. Our debt totaled $33.058 billion and $31.376 billion at December 31, 2017 and 2016, respectively. Our interest expense was $1.690 billion for 2017 and $1.707 billion for 2016.

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

HCA HEALTHCARE, INC.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2017, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$36,937	$1,577	$7,877	$6,509	$20,974
Loans outstanding under the senior secured credit facilities, including interest(b)	8,806	363	1,720	4,126	2,597
Professional liability claims(c)	1,627	429	693	357	148
Operating leases(d)	2,279	289	517	355	1,118
Purchase and other obligations(d)	29	19	6	2	2

Total contractual obligations	$49,678	$2,677	$10,813	$11,349	$24,839

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(e)	$40	$37	$3	$—	$—
Letters of credit(e)	23	18	5	—	—
Physician commitments(f)	32	25	7	—	—

Total commercial commitments	$95	$80	$15	$—	$—

(a)

We have not included obligations related to unrecognized tax benefits of $439 million at December 31, 2017, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.

(b)	Estimates of interest payments assume that interest rates and borrowing spreads at December 31, 2017, remain constant during the period presented.
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

(e)

Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers and lenders who have provided surety bonds and letters of credit to cover utility and construction deposits and Medicaid provider bonds.

(f)

In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2017.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $472 million at December 31, 2017. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2017, we had a net unrealized gain of $10 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $5.072 billion of long-term debt at December 31, 2017 was subject to variable rates of interest, while the remaining balance in long-term debt of $27.986 billion at December 31, 2017 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.5% for 2016 to 5.3% for 2017.

The estimated fair value of our total long-term debt was $34.689 billion at December 31, 2017. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $51 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

HCA HEALTHCARE, INC.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues were 21.7%, 21.4% and 21.8% of our revenues for 2017, 2016 and 2015, respectively.

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

Tax Examinations

During 2016, the IRS completed its examination, resolving all outstanding federal income tax issues for our 2011 and 2012 tax years. We are subject to examination by the IRS for tax years 2014 and later as well as by state and foreign taxing authorities.

Management believes HCA Healthcare, Inc., its predecessors and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HCA Healthcare, Inc.

Opinion on Internal Control over Financial Reporting

We have audited HCA Healthcare, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HCA Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HCA Healthcare, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 23, 2018

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2018 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials to be filed in connection with our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

We have a Code of Conduct which is applicable to all our directors, officers and employees (the “Code of Conduct”). The Code of Conduct is available on the Ethics and Compliance and Corporate Governance pages of our website at www.hcahealthcare.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Healthcare, Inc., One Park Plaza, Nashville, TN 37203.

Item 11.	Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2017 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) )
Equity compensation plans approved by security holders	22,996,400	(1)	$43.47	(1)	31,437,200	(2)
Equity compensation plans not approved by security holders	—		—		—

Total	22,996,400		$43.47		31,437,200

(1)

Includes 3,464,700 restricted share units which vest solely based upon continued employment over a specific period of time and 227,400 restricted share units and 3,562,000 performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The performance share units reported reflect the number of performance share units that would vest upon achievement of target performance; the number of performance share units that vest can vary from zero (for actual performance less than 80% of target) to two times the units granted (for actual performance of 120% or more of target). The weighted average exercise price does not take these restricted share units and performance share units into account.

(2)

Includes 22,755,600 shares available for future grants under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated, and 8,681,600 shares of common stock reserved for future issuance under the HCA Holdings, Inc. Employee Stock Purchase Plan.

*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-11239), and incorporated herein by reference).

3.2	—	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 21, 2017 (File No. 001-11239), and incorporated herein by reference).

4.1	—

Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-11239), and incorporated herein by reference).

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

4.4(n)

Joinder Agreement No.  5, dated as of March  20, 2017, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2017 (File No. 001-11239), and incorporated herein by reference).

4.4(o)

Restatement Agreement dated as of June 28, 2017, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 30, 2017 (File No. 001-11239), and incorporated herein by reference).

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

4.7(d)

Restatement Agreement dated as of June 28, 2017, by and among HCA Inc., as borrower, the subsidiary borrowers party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 30, 2017 (File No. 001-11239), and incorporated herein by reference).

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

4.29	—	Form of 5.875% Senior Secured Notes due 2022 (included in Exhibit 4.28).

4.30	—

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

4.31	—

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

4.32	—	Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.30).

4.33	—	Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.31).

4.34	—

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

4.36	—	Form of 6.25% Senior Notes due 2021 (included in Exhibit 4.35).

4.37	—

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

4.38	—

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

4.39	—	Form of 3.75% Senior Secured Notes due 2019 (included in Exhibit 4.37).

4.40	—	Form of 5.00% Senior Secured Notes due 2024 (included in Exhibit 4.38).

4.41	—

Additional Receivables Intercreditor Agreement, dated as of March 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed March 21, 2014 (File No. 001-11239), and incorporated herein by reference).

4.42	—

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

4.43	—

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

4.44	—	Form of 4.25% Senior Secured Notes due 2019 (included in Exhibit 4.42).

4.45	—	Form of 5.25% Senior Secured Notes due 2025 (included in Exhibit 4.43).

4.46	—

Additional Receivables Intercreditor Agreement, dated as of October 17, 2014, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-11239), and incorporated herein by reference).

4.47	—

Supplemental Indenture No. 11, dated as of January 16, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 16, 2015 (File No. 001-11239), and incorporated herein by reference).

4.48	—	Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.47).

4.49	—

Supplemental Indenture No. 12, dated as of May 20, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 20, 2015 (File No. 001-11239), and incorporated herein by reference).

4.50	—

Supplemental Indenture No. 13, dated as of November 13, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2015 (File No. 001-11239), and incorporated herein by reference).

4.51	—	Form of 5.875% Senior Notes due 2026 (included in Exhibit 4.50).

4.52	—

Supplemental Indenture No. 14, dated as of December 8, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 8, 2015 (File No. 001-11239), and incorporated herein by reference).

4.53	—

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

4.54	—	Form of 5.250% Senior Secured Notes due 2026 (included in Exhibit 4.53).

4.55	—

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

4.57	—	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.56).

4.58	—

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

4.60	—

Supplemental Indenture No. 18, dated as of June 22, 2017, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2017 (File No. 001-11239), and incorporated herein by reference).

4.61	—	Form of 5.500% Senior Secured Notes due 2047 (included in Exhibit 4.60).

4.62	—

Additional Receivables Intercreditor Agreement, dated as of June 22, 2017, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on June 22, 2017 (File No. 001-11239), and incorporated herein by reference).

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

10.6	—

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

10.8(a)	—

Form of Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.8(b)	—

Form of 2014 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.9	—

Form of Director Restricted Share Unit Agreement (Initial Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.10	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.11	—

Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-11239), and incorporated herein by reference).*

10.12	—

Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.13	—

Amended and Restated HCA Restoration Plan, effective December 22, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.14(a)	—

Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.14(b)	—

Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.14(c)	—

Employment Agreement dated November 16, 2006 (Charles J. Hall) (filed as Exhibit 10.28(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.14(d)	—

Amendment to Employment Agreement effective February 9, 2011 (R. Milton Johnson) (filed as Exhibit 10.29(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.14(e)	—

Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.14(f)	—

Second Amendment to Employment Agreement effective January 1, 2014 (R. Milton Johnson) (filed as Exhibit 10.28(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.14(g)	—

Third Amendment to Employment Agreement effective December 31, 2014 (R. Milton Johnson) (filed as Exhibit 10.23(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.14(h)	—

Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.14(i)	—

Fourth Amendment to Employment Agreement effective January 27, 2016 (R. Milton Johnson) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.14(j)	—

Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen) (filed as Exhibit 10.23(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.14(k)	—

Amendment to Employment Agreement effective January 27, 2016 (Charles J. Hall) (filed as
Exhibit 10.23(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.14(l)	—

Fourth Amendment to Employment Agreement effective November 14, 2016 (Samuel N. Hazen) (filed as Exhibit 10.16(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.15	—

Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).

10.16	—

Assignment and Assumption Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc. and HCA Merger Sub LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).

10.17	—

Omnibus Amendment to Various Stock and Option Plans and the Management Stockholders’ Agreement, dated November 22, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).*

10.18	—

Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended, effective February 16, 2011 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.19	—

Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011 (File No. 001-11239), and incorporated herein by reference).

10.20	—

Amendment, dated as of September 21, 2011, to the Stockholders’ Agreement, dated as of March 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2011 (File No. 001-11239), and incorporated herein by reference).

10.21	—

Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-11239), and incorporated herein by reference).*

10.22	—	Executive Severance Policy (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.23	—

Form of Director Restricted Share Unit Agreement (Initial Award) under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.24	—

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

10.26	—

Form of 2014 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.27	—	HCA Holdings, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.28	—

Form of 2015 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.29	—

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

10.31	—

Form of 2015 PEP Restricted Share Unit Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.32	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.33	—

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

10.36	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.37	—

Form of 2017 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.38	—

Form of 2017 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.39	—

HCA Holdings, Inc. 2017 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017 (File No. 001-11239), and incorporated herein by reference).*

10.40	—	Form of 2018 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

10.41	—	Form of 2018 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

21	—	List of Subsidiaries.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2017 and 2016, (ii) the consolidated income statements for the years ended December 31, 2017, 2016 and 2015, (iii) the consolidated comprehensive income statements for the years ended December 31, 2017, 2016 and 2015, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2017, 2016 and 2015, (v) the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the notes to consolidated financial statements.

*	Management compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HEALTHCARE, INC.

By:	/s/ R. MILTON JOHNSON
R. Milton Johnson
Chairman and Chief Executive Officer

Dated: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. MILTON JOHNSON R. Milton Johnson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018

/s/ WILLIAM B. RUTHERFORD William B. Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018

/s/ ROBERT J. DENNIS Robert J. Dennis	Director	February 23, 2018

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 23, 2018

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	February 23, 2018

/s/ WILLIAM R. FRIST William R. Frist	Director	February 23, 2018

/s/ CHARLES O. HOLLIDAY, JR. Charles O. Holliday, Jr.	Director	February 23, 2018

/s/ ANN H. LAMONT Ann H. Lamont	Director	February 23, 2018

/s/ JAY O. LIGHT Jay O. Light	Director	February 23, 2018

/s/ GEOFFREY G. MEYERS Geoffrey G. Meyers	Director	February 23, 2018

/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 23, 2018

/s/ WAYNE J. RILEY Wayne J. Riley	Director	February 23, 2018

/s/ JOHN W. ROWE John W. Rowe	Director	February 23, 2018

HCA HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

HCA Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HCA Healthcare, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Nashville, Tennessee

February 23, 2018

HCA HEALTHCARE, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in millions, except per share amounts)

	2017	2016	2015
Revenues before provision for doubtful accounts	$47,653	$44,747	$43,591
Provision for doubtful accounts	4,039	3,257	3,913

Revenues	43,614	41,490	39,678

Salaries and benefits	20,059	18,897	18,115
Supplies	7,316	6,933	6,638
Other operating expenses	8,051	7,496	7,056
Equity in earnings of affiliates	(45)	(54)	(46)
Depreciation and amortization	2,131	1,966	1,904
Interest expense	1,690	1,707	1,665
Losses (gains) on sales of facilities	(8)	(23)	5
Losses on retirement of debt	39	4	135
Legal claim costs (benefits)	—	(246)	249

	39,233	36,680	35,721

Income before income taxes	4,381	4,810	3,957
Provision for income taxes	1,638	1,378	1,261

Net income	2,743	3,432	2,696
Net income attributable to noncontrolling interests	527	542	567

Net income attributable to HCA Healthcare, Inc.	$2,216	$2,890	$2,129

Per share data:
Basic earnings per share	$6.12	$7.53	$5.14
Diluted earnings per share	$5.95	$7.30	$4.99
Shares used in earnings per share calculations (in millions):
Basic	362.305	383.591	414.193
Diluted	372.221	395.851	426.721

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in millions)

	2017	2016	2015
Net income	$2,743	$3,432	$2,696
Other comprehensive income (loss) before taxes:
Foreign currency translation	97	(224)	(63)

Unrealized gains (losses) on available-for-sale securities	1	(9)	1
Realized gains included in other operating expenses	(2)	—	—

	(1)	(9)	1

Defined benefit plans	(43)	(35)	30
Pension costs included in salaries and benefits	18	18	32

	(25)	(17)	62

Change in fair value of derivative financial instruments	11	20	(36)
Interest costs included in interest expense	20	109	125

	31	129	89

Other comprehensive income (loss) before taxes	102	(121)	89
Income taxes (benefits) related to other comprehensive income items	42	(48)	31

Other comprehensive income (loss)	60	(73)	58

Comprehensive income	2,803	3,359	2,754
Comprehensive income attributable to noncontrolling interests	527	542	567

Comprehensive income attributable to HCA Healthcare, Inc.	$2,276	$2,817	$2,187

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(Dollars in millions)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$732	$646
Accounts receivable, less allowance for doubtful accounts of $5,488 and $4,988	6,501	5,826
Inventories	1,573	1,503
Other	1,171	1,111

	9,977	9,086
Property and equipment, at cost:
Land	1,746	1,611
Buildings	14,249	13,546
Equipment	22,168	20,580
Construction in progress	1,921	1,318

	40,084	37,055
Accumulated depreciation	(22,189)	(20,703)

	17,895	16,352

Investments of insurance subsidiaries	418	336
Investments in and advances to affiliates	199	206
Goodwill and other intangible assets	7,394	6,704
Other	710	1,074

	$36,593	$33,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,606	$2,318
Accrued salaries	1,369	1,265
Other accrued expenses	1,983	2,035
Long-term debt due within one year	200	216

	6,158	5,834

Long-term debt, less net debt issuance costs of $164 and $170	32,858	31,160
Professional liability risks	1,198	1,148
Income taxes and other liabilities	1,374	1,249
Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 350,091,600 shares—2017 and 370,535,900 shares—2016	4	4
Accumulated other comprehensive loss	(278)	(338)
Retained deficit	(6,532)	(6,968)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(6,806)	(7,302)
Noncontrolling interests	1,811	1,669

	(4,995)	(5,633)

	$36,593	$33,758

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2014	420.478	$4	$—	$(323)	$(7,575)	$1,396	$(6,498)
Comprehensive income				58	2,129	567	2,754
Repurchase of common stock	(31.991)		(505)		(1,892)		(2,397)
Share-based benefit plans	10.252		523				523
Distributions						(495)	(495)
Acquisition of entities with noncontrolling interests						85	85
Other			(18)				(18)

Balances, December 31, 2015	398.739	4	—	(265)	(7,338)	1,553	(6,046)
Comprehensive income (loss)				(73)	2,890	542	3,359
Repurchase of common stock	(36.325)		(231)		(2,520)		(2,751)
Share-based benefit plans	8.122		233				233
Distributions						(434)	(434)
Other			(2)			8	6

Balances, December 31, 2016	370.536	4	—	(338)	(6,968)	1,669	(5,633)
Comprehensive income				60	2,216	527	2,803
Repurchase of common stock	(25.092)		(271)		(1,780)		(2,051)
Share-based benefit plans	4.648		281				281
Distributions						(448)	(448)
Acquisition of entities with noncontrolling interests						63	63
Other			(10)				(10)

Balances, December 31, 2017	350.092	$4	$—	$(278)	$(6,532)	$1,811	$(4,995)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in millions)

	2017	2016	2015
Cash flows from operating activities:
Net income	$2,743	$3,432	$2,696
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(4,640)	(3,247)	(4,114)
Provision for doubtful accounts	4,039	3,257	3,913

Accounts receivable, net	(601)	10	(201)
Inventories and other assets	(69)	(112)	(314)
Accounts payable and accrued expenses	374	144	192
Depreciation and amortization	2,131	1,966	1,904
Income taxes	433	123	(160)
Losses (gains) on sales of facilities	(8)	(23)	5
Losses on retirement of debt	39	4	135
Legal claim costs (benefits)	—	(246)	149
Amortization of debt issuance costs	31	34	35
Share-based compensation	270	251	239
Other	83	70	54

Net cash provided by operating activities	5,426	5,653	4,734

Cash flows from investing activities:
Purchase of property and equipment	(3,015)	(2,760)	(2,375)
Acquisition of hospitals and health care entities	(1,212)	(576)	(351)
Disposal of hospitals and health care entities	25	26	73
Change in investments	(73)	64	63
Other	(4)	6	7

Net cash used in investing activities	(4,279)	(3,240)	(2,583)

Cash flows from financing activities:
Issuances of long-term debt	1,502	5,400	5,548
Net change in revolving bank credit facilities	760	(110)	150
Repayment of long-term debt	(753)	(4,475)	(4,920)
Distributions to noncontrolling interests	(448)	(434)	(495)
Payment of debt issuance costs	(26)	(40)	(50)
Repurchases of common stock	(2,051)	(2,751)	(2,397)
Other	(45)	(98)	188

Net cash used in financing activities	(1,061)	(2,508)	(1,976)

Change in cash and cash equivalents	86	(95)	175
Cash and cash equivalents at beginning of period	646	741	566

Cash and cash equivalents at end of period	$732	$646	$741

Interest payments	$1,700	$1,666	$1,650
Income tax payments, net	$1,205	$1,255	$1,186

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2017, these affiliates owned and operated 179 hospitals, 120 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $373 million, $373 million and $327 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Revenues

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies (including plans offered through the health insurance exchanges), and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record a provision for doubtful accounts (based primarily on historical collection experience) related to uninsured accounts to record net self pay revenues at the estimated amounts we expect to collect. Our revenues from third party payers and other (including uninsured patients) for the years ended December 31, are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2017	Ratio	2016	Ratio	2015	Ratio
Medicare	$9,483	21.7%	$8,895	21.4%	$8,654	21.8%
Managed Medicare	4,788	11.0	4,355	10.5	4,133	10.4
Medicaid	1,631	3.7	1,597	3.8	1,705	4.3
Managed Medicaid	2,349	5.4	2,478	6.0	2,234	5.6
Managed care and other insurers	24,813	56.9	23,441	56.5	21,882	55.2
International (managed care and other insurers)	1,097	2.5	1,195	2.9	1,295	3.3
Other	3,492	8.0	2,786	6.7	3,688	9.3

Revenues before provision for doubtful accounts	47,653	109.2	44,747	107.8	43,591	109.9
Provision for doubtful accounts	(4,039)	(9.2)	(3,257)	(7.8)	(3,913)	(9.9)

Revenues	$43,614	100.0%	$41,490	100.0%	$39,678	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the respective year resulted in net increases to revenues of $41 million, $31 million and $48 million in 2017, 2016 and 2015, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in net increases to revenues of $56 million, $90 million and $85 million in 2017, 2016 and 2015, respectively.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Revenues  (continued)

individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Prior to November 2017, patients treated at hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. During November 2017, we expanded our charity care policy to limit the patient responsibility amounts for patients who have income above 200%, but at or below 400%, of the federal poverty level to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable multiple of the federal poverty level. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view charity care, uninsured discounts and the provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2017	Ratio	2016	Ratio	2015	Ratio
Charity care	$4,861	21%	$4,151	20%	$3,682	20%
Uninsured discounts	14,520	62	13,047	64	10,692	59
Provision for doubtful accounts	4,039	17	3,257	16	3,913	21

Total uncompensated care	$23,420	100%	$20,455	100%	$18,287	100%

A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2017	2016	2015
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$37,557	$35,304	$33,760

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.9%	13.5%	14.5%

Total uncompensated care	$23,420	$20,455	$18,287
Multiply by the cost-to-charges ratio	12.9%	13.5%	14.5%

Estimated cost of total uncompensated care	$3,021	$2,761	$2,652

The sum of charity care, uninsured discounts and the provision for doubtful accounts, as a percentage of the sum of revenues, charity care, uninsured discounts and the provision for doubtful accounts was 34.9% for 2017, 33.0% for 2016 and 31.5% for 2015.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing revenue recognition guidance, will require significant management judgments and change the way many companies recognize revenue in their financial statements. In July 2015, the FASB decided to defer the effective date of the new revenue standard by one year to annual and interim periods beginning after December 15, 2017 for public entities and permit entities to adopt one year earlier if they choose. We believe the most significant impact of adopting the new standard will be to the presentation of our income statement where the provision for doubtful accounts will be recorded as a direct reduction to revenues and will not be presented as a separate line item. We expect to adopt the new standard using the full retrospective application, and we do not believe the adoption will have a significant impact on our recognition of net revenues or related disclosures for any period.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public business entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We are continuing to evaluate the provisions of ASU 2016-02 (and developments concerning its transition provision options) to determine how our financial statements will be affected, and we believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for our leases currently classified as operating leases.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $480 million and $565 million at December 31, 2017 and 2016, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Accounts Receivable  (continued)

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate to “uninsured” amounts due directly from patients (including copayment and deductible amounts from patients who have health care coverage). Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2017 and 2016, the allowance for doubtful accounts represented 100% and 98%, respectively, of the $5.488 billion and $5.116 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts receivable were 52 days, 50 days and 53 days at December 31, 2017, 2016 and 2015, respectively. Changes in general economic conditions, patient accounting service center operations, payer mix, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $2.111 billion in 2017, $1.946 billion in 2016 and $1.880 billion in 2015. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

When events, circumstances or operating results indicate the carrying values of certain long-lived assets expected to be held and used might be impaired, we prepare projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar assets and independent appraisals.

Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less costs to sell or close. The estimates of fair value are usually based upon recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Investments of Insurance Subsidiaries

At December 31, 2017 and 2016, the investments of our 100% owned insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments—Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2017, 2016 and 2015. Since January 1, 2000, we have recognized total goodwill impairments of $102 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

During 2017, goodwill increased by $693 million related to acquisitions and by $12 million related to foreign currency translation and other adjustments. During 2016, goodwill increased by $41 million related to acquisitions and declined by $49 million related to sales, foreign currency translation and other adjustments.

During 2017, identifiable intangible assets declined by $15 million due to amortization, foreign currency translation and other adjustments. During 2016, identifiable intangible assets declined by $19 million due to amortization, foreign currency translation and other adjustments. Identifiable intangible assets are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of identifiable intangible assets at both December 31, 2017 and 2016 was $184 million and accumulated amortization was $94 million and $79 million, respectively. The gross carrying amount of indefinite-lived identifiable intangible assets at both December 31, 2017 and 2016 was $269 million. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Debt Issuance Costs

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of debt issuance costs at December 31, 2017 and 2016 was $353 million and $334 million, respectively, and accumulated amortization was $189 million and $164 million, respectively. Amortization of debt issuance costs is included in interest expense and was $31 million, $34 million and $35 million for 2017, 2016 and 2015, respectively.

Professional Liability Claims

Reserves for professional liability risks were $1.627 billion and $1.539 billion at December 31, 2017 and 2016, respectively. The current portion of the reserves, $429 million and $391 million at December 31, 2017 and 2016, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $466 million, $430 million and $344 million for 2017, 2016 and 2015, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,500 and 2,700 individual claims at December 31, 2017 and 2016, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During both 2017 and 2016, $357 million of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

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

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $19 million and $36 million at December 31, 2017 and 2016, respectively, recorded in “other assets,” and $5 million and $9 million at December 31, 2017 and 2016, respectively, recorded in “other current assets.”

Financial Instruments

Derivative financial instruments are employed to manage interest rate risks, and are not used for trading or speculative purposes. We recognize our interest rate swap derivative instruments in the consolidated balance

HCA HEALTHCARE, INC.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2017 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plan

Our stock incentive plan is designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel, motivating them to achieve long range goals and aligning their interests with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. Portions of the options, stock appreciation rights (“SARs”) and restricted share units (“RSUs”) granted vest solely based upon continued employment over a specific period of time, and portions of the options, SARs and RSUs, and all performance share units (“PSUs”) vest based both upon continued employment over a specific period of time and upon the achievement of predetermined financial targets over time. We granted 1,879,100 and 1,601,300 SARs and 2,787,700 and 2,628,500 RSUs and PSUs during 2017 and 2016, respectively. At December 31, 2017, there were 11,284,400 exercisable stock options and SARs, and there were 22,755,600 shares available for future grants under the stock incentive plan.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2017, 8,681,600 shares of common stock were reserved for issuance under the ESPP provisions. During 2017 and 2016, the Company recognized $9 million and $8 million, respectively, of compensation expense for each year related to the ESPP.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 2 — SHARE-BASED COMPENSATION  (continued)

Stock Option, SAR, RSU and PSU Activity

The fair value of each stock option and SAR award is estimated on the grant date, using valuation models and the weighted average assumptions indicated in the following table. Awards under our stock incentive plan generally vest based on continued employment (“Time Stock Options and SARs” and “Time RSUs”) and based upon continued employment and the achievement of certain financial targets (“Performance Stock Options and SARs”, “Performance RSUs” and “PSUs”). PSUs have a three-year cumulative earnings per share target, and the number of PSUs earned can vary from zero (for actual performance of less than 80% of target) to two times the original PSU grant (for actual performance of 120% or more of target). Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical exercise behavior data and other factors to estimate the expected term of the options and SARs. The expected term of the share-based award is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical exercise behavior data.

Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using historical stock price information for our common stock and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected share-based award life on the date of grant. The expected life is an estimate of the number of years a share-based award will be held before it is exercised.

	2017	2016	2015
Risk-free interest rate	2.13%	1.70%	1.59%
Expected volatility	31%	36%	36%
Expected life, in years	6.17	6.25	6.25
Expected dividend yield	—	—	—

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 2 — SHARE-BASED COMPENSATION  (continued)

Stock Option, SAR, RSU and PSU Activity  (continued)

Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2017, 2016 and 2015 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options and SARs outstanding, December 31, 2014	15,051	14,744	29,795	$21.39
Granted	1,746	—	1,746	69.16
Exercised	(4,093)	(3,988)	(8,081)	12.77
Cancelled	(539)	(329)	(868)	32.59

Options and SARs outstanding, December 31, 2015	12,165	10,427	22,592	27.73
Granted	1,601	—	1,601	69.96
Exercised	(2,521)	(4,171)	(6,692)	15.85
Cancelled	(309)	(126)	(435)	55.17

Options and SARs outstanding, December 31, 2016	10,936	6,130	17,066	35.65
Granted	1,879	—	1,879	81.83
Exercised	(1,549)	(1,366)	(2,915)	21.49
Cancelled	(110)	(178)	(288)	52.92

Options and SARs outstanding, December 31, 2017	11,156	4,586	15,742	43.47	5.4 years	$699

Options and SARs exercisable, December 31, 2017	7,060	4,224	11,284	$32.49	4.4 years	$625

The weighted average fair values of stock options and SARs granted during 2017, 2016 and 2015 were $28.47, $26.60 and $26.10 per share, respectively. The total intrinsic value of stock options and SARs exercised during the year ended December 31, 2017 was $177 million. As of December 31, 2017, the unrecognized compensation cost related to nonvested stock options and SARs was $74 million.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 2 — SHARE-BASED COMPENSATION  (continued)

Stock Option, SAR, RSU and PSU Activity  (continued)

Information regarding Time RSUs, Performance RSUs and PSUs activity during 2017, 2016 and 2015 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2014	5,895	2,781	—	8,676	$39.89
Granted	1,694	—	1,411	3,105	69.43
Vested	(1,953)	(928)	—	(2,881)	37.61
Cancelled	(334)	(113)	(40)	(487)	47.26

RSUs and PSUs outstanding, December 31, 2015	5,302	1,740	1,371	8,413	51.15
Granted	1,450	—	1,178	2,628	69.95
Vested	(2,242)	(870)	—	(3,112)	41.71
Cancelled	(399)	(80)	(163)	(642)	59.66

RSUs and PSUs outstanding, December 31, 2016	4,111	790	2,386	7,287	61.21
Granted	1,484	—	1,304	2,788	81.90
Vested	(1,824)	(430)	—	(2,254)	51.20
Cancelled	(306)	(133)	(128)	(567)	64.06

RSUs and PSUs outstanding, December 31, 2017	3,465	227	3,562	7,254	72.05

As of December 31, 2017, the unrecognized compensation cost related to RSUs and PSUs was $257 million.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

During 2017, we paid $1.000 billion to acquire eight hospital facilities and $212 million to acquire nonhospital health care entities. During 2016, we paid $343 million to acquire three hospital facilities and $233 million to acquire nonhospital health care entities. During 2015, we paid $15 million to acquire a hospital and $336 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $693 million, $41 million and $323 million in 2017, 2016 and 2015, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2017, we received proceeds of $25 million and recognized a net pretax gain of $8 million ($5 million after tax) related to sales of real estate and other investments. During 2016, we received proceeds of $26 million and recognized a net pretax gain of $23 million ($19 million after tax) related to sales of real estate and other investments. During 2015, we received proceeds of $73 million and recognized a net pretax loss of $5 million ($3 million after tax) related to the sale of a hospital facility and sales of real estate and other investments.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2017	2016	2015
Current:
Federal	$1,067	$1,129	$1,259
State	120	125	119
Foreign	19	37	40
Deferred:
Federal	423	75	(163)
State	3	(5)	(27)
Foreign	6	17	33

	$1,638	$1,378	$1,261

Our provision for income taxes for the year ended December 31, 2017 included an increase of $301 million related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act (the “Tax Act”) on our deferred tax assets and liabilities. Our provision for income taxes for the years ended December 31, 2017 and 2016 also included tax benefits of $82 million and $162 million, respectively, related to the settlement of employee equity awards. The provision for income taxes reflects $14 million and $15 million of reductions in interest expense (net of tax) and $7 million of interest expense (net of tax) for the years ended December 31, 2017, 2016 and 2015, respectively. During 2016, the IRS completed its examination of our 2011 and 2012 tax years, resolving all outstanding federal tax issues. We reduced our provision for income taxes for the year ended December 31, 2016 by $51 million, including interest (net of tax), as a result of this resolution. Our foreign pretax income was $91 million, $149 million and $178 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Tax Act was enacted on December 22, 2017. The Tax Act significantly revises U.S. corporate income taxes, including lowering the statutory corporate tax rate from 35% to 21% beginning in 2018 and imposing a mandatory one-time transition tax on undistributed foreign earnings. Due to the complexity and uncertainty regarding numerous provisions of the Tax Act, we have not completed our accounting for its effects. However, we have made reasonable estimates and recorded provisional amounts in our financial statements as of December 31, 2017.

A provisional amount of $301 million related to the remeasurement of our deferred tax assets and liabilities, primarily based on the lower tax rates at which they are expected to reverse in the future, was recorded as a component of our provision for income taxes for the year ended December 31, 2017.

We also reclassified a provisional amount of $127 million from our deferred tax liabilities for the one-time transition tax, based on our estimated undistributed post-1986 foreign earnings and profits. Because we had previously recorded U.S. taxes on these earnings, the transition tax liability, which is payable over an 8-year period, did not affect our 2017 provision for income taxes.

As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by federal and state taxing authorities or other standard-setting bodies, we may make adjustments to the provisional amounts and record additional amounts for those federal, state, and foreign tax assets and liabilities for which we were unable to make reasonable estimates as of December 31, 2017. Any adjustments or additional amounts recorded may materially impact our provision for income taxes and effective tax rate in the periods in which they are made.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 4 — INCOME TAXES  (continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.1	1.6
Change in liability for uncertain tax positions	—	(1.0)	0.2
Tax benefit from settlements of employee equity awards	(2.0)	(3.6)	—
Impact of rate change on deferred tax balances	7.8	—	—
Other items, net	(0.5)	(0.2)	0.4

Effective income tax rate on income applicable to HCA Healthcare, Inc.	42.5	32.3	37.2
Income attributable to noncontrolling interests from consolidated partnerships	(5.1)	(3.6)	(5.3)

Effective income tax rate on income before income taxes	37.4%	28.7%	31.9%

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2017		2016
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$260	$—	$235
Allowances for professional liability and other risks	345	—	495	—
Accounts receivable	243	—	351	—
Compensation	263	—	359	—
Other	420	501	794	918

	$1,271	$761	$1,999	$1,153

At December 31, 2017, federal and state net operating loss carryforwards (expiring in years 2020 through 2036) available to offset future taxable income approximated $82 million and $121 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2017	2016
Balance at January 1	$377	$487
Additions based on tax positions related to the current year	40	11
Additions for tax positions of prior years	11	8
Reductions for tax positions of prior years	(13)	(18)
Settlements	—	(101)
Lapse of applicable statutes of limitations	(16)	(10)

Balance at December 31	$399	$377

Our liability for unrecognized tax benefits was $439 million, including accrued interest of $44 million and excluding $4 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2017 ($418 million, $45 million and $4 million, respectively, as of December 31, 2016). Unrecognized tax benefits of $145 million ($137 million as of December 31, 2016) would affect the effective rate, if recognized.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 4 — INCOME TAXES  (continued)

We are subject to examination by the IRS for tax years 2014 and later as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs, RSUs and PSUs, computed using the treasury stock method. During 2017, 2016 and 2015, we repurchased 25.092 million shares, 36.325 million shares and 31.991 million shares, respectively, of our common stock. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (dollars and shares in millions, except per share amounts):

	2017	2016	2015
Net income attributable to HCA Healthcare, Inc.	$2,216	$2,890	$2,129
Weighted average common shares outstanding	362.305	383.591	414.193
Effect of dilutive incremental shares	9.916	12.260	12.528

Shares used for diluted earnings per share	372.221	395.851	426.721

Earnings per share:
Basic earnings per share	$6.12	$7.53	$5.14
Diluted earnings per share	$5.95	$7.30	$4.99

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2017
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
States and municipalities debt securities	$361	$10	$—	$371
Money market funds and other	101	—	—	101

	$462	$10	$—	472

Amounts classified as current assets				(54)

Investment carrying value				$418

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES  (continued)

	2016
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
States and municipalities debt securities	$345	$9	$(1)	$353
Money market funds and other	29	3	—	32

	$374	$12	$(1)	385

Amounts classified as current assets				(49)

Investment carrying value				$336

At December 31, 2017 and 2016, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at December 31, 2017 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$31	$31
Due after one year through five years	84	86
Due after five years through ten years	187	194
Due after ten years	59	60

	$361	$371

The average expected maturity of the investments in debt securities at December 31, 2017 was 4.8 years, compared to the average scheduled maturity of 6.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

NOTE 7 — FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. Pay-fixed interest rate swaps effectively convert variable rate obligations to fixed interest rate obligations. The interest payments under these agreements are settled on a net basis. The net interest payments, based on the notional amounts in these agreements, generally match the timing of the related liabilities, for the interest rate swap agreements which have been designated as cash flow hedges. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 7 — FINANCIAL INSTRUMENTS  (continued)

Interest Rate Swap Agreements  (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2017 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$48
Pay-fixed interest rate swaps	500	December 2022	2

During the next 12 months, we estimate $5 million will be reclassified from other comprehensive income (“OCI”) and will reduce interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the year ended December 31, 2017 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$7	Interest expense	$20

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at December 31, 2017 and 2016, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2017
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
States and municipalities debt securities	$371	$—	$371	$—
Money market funds and other	101	101	—	—

Investments of insurance subsidiaries	472	101	371	—
Less amounts classified as current assets	(54)	(54)	—	—

	$418	$47	$371	$—

Interest rate swaps (Other)	$50	$—	$50	$—

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE  (continued)

	December 31, 2016
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
States and municipalities debt securities	$353	$—	$347	$6
Money market funds and other	32	32	—	—

Investments of insurance subsidiaries	385	32	347	6
Less amounts classified as current assets	(49)	(28)	(21)	—

	$336	$4	$326	$6

Interest rate swaps (Other)	$31	$—	$31	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$12	$—	$12	$—

The $6 million reduction in the Level 3 investments of our insurance subsidiaries during 2017 resulted from settlements. The estimated fair value of our long-term debt was $34.689 billion and $32.833 billion at December 31, 2017 and 2016, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $33.222 billion and $31.546 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 9 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2017, follows (dollars in millions):

	2017	2016
Senior secured asset-based revolving credit facility (effective interest rate of 3.0%)	$3,680	$2,920
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.5%)	3,891	3,981
Senior secured notes (effective interest rate of 5.4%)	15,300	13,800
Other senior secured debt (effective interest rate of 5.7%)	599	593

Senior secured debt	23,470	21,294
Senior unsecured notes (effective interest rate of 6.4%)	9,752	10,252
Net debt issuance costs	(164)	(170)

Total debt (average life of 6.8 years, rates averaging 5.2%)	33,058	31,376
Less amounts due within one year	200	216

	$32,858	$31,160

HCA HEALTHCARE, INC.

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

Senior Secured Credit Facilities And Other Senior Secured Debt

We have entered into the following senior secured credit facilities: (i) a $3.750 billion asset-based revolving credit facility maturing on June 28, 2022 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($3.680 billion outstanding at December 31, 2017) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on June 28, 2022 (none outstanding at December 31, 2017 without giving effect to certain outstanding letters of credit); (iii) a $1.225 billion senior secured term loan A-5 facility maturing on June 10, 2020; (iv) a $1.188 billion senior secured term loan B-8 facility maturing on February 15, 2024; and (v) a $1.478 billion senior secured term loan B-9 facility maturing on March 18, 2023. We refer to the facilities described under (ii) through (v) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”

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

Senior secured notes consists of (i) $3.000 billion aggregate principal amount of 6.50% first lien notes due 2020; (ii) $1.350 billion aggregate principal amount of 5.875% first lien notes due 2022; (iii) $1.250 billion aggregate principal amount of 4.75% first lien notes due 2023; (iv) $1.500 billion aggregate principal amount of 3.75% first lien notes due 2019; (v) $2.000 billion aggregate principal amount of 5.00% first lien notes due 2024; (vi) $600 million aggregate principal amount of 4.25% first lien notes due 2019; (vii) $1.400 billion aggregate

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 9 — LONG-TERM DEBT  (continued)

Senior Secured Credit Facilities And Other Senior Secured Debt  (continued)

principal amount of 5.25% first lien notes due 2025; (viii) $1.500 billion aggregate principal amount of 5.25% first lien notes due 2026; (ix) $1.200 billion aggregate principal amount of 4.50% first lien notes due 2027; and (x) $1.500 billion aggregate principal amount of 5.50% first lien notes due 2047. Capital leases and other secured debt totaled $599 million at December 31, 2017.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2017, we had entered into effective interest rate swap agreements, in a total notional amount of $2.500 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facilities. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

Senior Unsecured Notes

Senior unsecured notes consist of (i) $7.891 billion aggregate principal amount of senior notes with maturities ranging from 2022 to 2033; (ii) an aggregate principal amount of $125 million medium-term notes maturing 2025; (iii) an aggregate principal amount of $736 million debentures with maturities ranging from 2023 to 2095; and (iv) an aggregate principal amount of $1.000 billion senior notes due 2021.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 9 — LONG-TERM DEBT  (continued)

General Debt Information  (continued)

Maturities of long-term debt in years 2019 through 2022, excluding amounts under the ABL credit facility, are $2.284 billion, $4.177 billion, $1.078 billion and $3.449 billion, respectively.

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

NOTE 11 — LEASES

We lease medical office buildings and certain equipment under operating lease agreements. Commitments relating to noncancellable operating leases for each of the next five years and thereafter are as follows (dollars in millions):

For the Year Ended December 31,
2018	$289
2019	278
2020	239
2021	198
2022	157
Thereafter	1,118

2,279
Less sublease income	(11)

$2,268

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

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

Share Repurchase Transactions

During October 2017, our board of directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During 2017, we repurchased 25.092 million shares of our common stock at an average price of $81.73 per share through market purchases pursuant to the $2.0 billion November 2016 (which was completed during the fourth quarter of 2017) and the $2 billion October 2017 share repurchase programs. At December 31, 2017, we had $1.802 billion of repurchase authorization available under the October 2017 authorization.

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

During October 2015, May 2015 and February 2015, our board of directors authorized share repurchase programs for up to $3 billion, $1 billion and $1 billion, respectively, of our outstanding common stock. During April 2015, the Company entered into an agreement to repurchase 3.806 million shares of its common stock beneficially owned by affiliates of Bain Capital Investors, LLC (the “Bain Entities”) and certain charitable organizations that received shares of common stock as charitable contributions from certain partners and other employees of the Bain Entities at a purchase price of $77.26 per share, the closing price of the Company’s common stock on the New York Stock Exchange on April 17, 2015, less a discount of 1%. During 2015, we also repurchased 28.185 million shares of our common stock at an average price of $74.62 per share through market purchases, resulting in total repurchases pursuant to the October 2015, May 2015 and February 2015 authorizations of 31.991 million shares of our common stock at an average price of $74.93 per share. At December 31, 2015, we had $2.603 billion of repurchase authorization available under the $3.0 billion October 2015 authorization.

NOTE 13 — EMPLOYEE BENEFIT PLANS

We maintain defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $471 million for 2017, $444 million for 2016 and $432 million for 2015. Our contributions have been funded periodically during each year.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 13 — EMPLOYEE BENEFIT PLANS  (continued)

compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $40 million for 2017, $20 million for 2016 and $20 million for 2015. Accrued benefits liabilities under this plan totaled $201 million at December 31, 2017 and $175 million at December 31, 2016.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $28 million for 2017, $22 million for 2016 and $33 million for 2015. Accrued benefits liabilities under this plan totaled $223 million at December 31, 2017 and $222 million at December 31, 2016.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $14 million for 2017, $21 million for 2016, and $25 million for 2015. Accrued benefits liabilities under these plans totaled $118 million at December 31, 2017 and $111 million at December 31, 2016.

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. At December 31, 2017, the National Group included 87 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group included 86 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HEALTHCARE, INC.

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

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
National Group	$20,772	$19,845	$18,756
American Group	20,912	19,670	18,875
Corporate and other	1,930	1,975	2,047

	$43,614	$41,490	$39,678

Equity in earnings of affiliates:
National Group	$(21)	$(20)	$(7)
American Group	(37)	(38)	(32)
Corporate and other	13	4	(7)

	$(45)	$(54)	$(46)

Adjusted segment EBITDA:
National Group	$4,600	$4,565	$4,271
American Group	4,231	4,173	4,207
Corporate and other	(598)	(520)	(563)

	$8,233	$8,218	$7,915

Depreciation and amortization:
National Group	$867	$806	$769
American Group	986	908	885
Corporate and other	278	252	250

	$2,131	$1,966	$1,904

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION  (continued)

	For the Years Ended December 31,
	2017	2016	2015
Adjusted segment EBITDA	$8,233	$8,218	$7,915
Depreciation and amortization	2,131	1,966	1,904
Interest expense	1,690	1,707	1,665
Losses (gains) on sales of facilities	(8)	(23)	5
Losses on retirement of debt	39	4	135
Legal claim costs (benefits)	—	(246)	249

Income before income taxes	$4,381	$4,810	$3,957

	December 31,
	2017	2016	2015
Assets:
National Group	$13,097	$12,320	$11,332
American Group	18,136	16,208	15,240
Corporate and other	5,360	5,230	6,172

	$36,593	$33,758	$32,744

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2014	$1,170	$4,614	$632	$6,416
Acquisitions	318	27	—	345
Foreign currency translation, amortization and other	(7)	(3)	(20)	(30)

Balance at December 31, 2015	1,481	4,638	612	6,731
Acquisitions	—	33	8	41
Foreign currency translation, amortization and other	(23)	(10)	(35)	(68)

Balance at December 31, 2016	1,458	4,661	585	6,704
Acquisitions	19	612	62	693
Foreign currency translation, amortization and other	(3)	(8)	8	(3)

Balance at December 31, 2017	$1,474	$5,265	$655	$7,394

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 15 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2014	$13	$(36)	$(174)	$(126)	$(323)
Unrealized gains on available-for-sale securities, net of $1 of income taxes	—	—	—	—	—
Foreign currency translation adjustments, net of $25 income tax benefit	—	(38)	—	—	(38)
Defined benefit plans, net of $11 of income taxes	—	—	19	—	19
Change in fair value of derivative instruments, net of $14 income tax benefit	—	—	—	(22)	(22)
Expense reclassified into operations from other comprehensive income, net of $12 and $46, respectively, income tax benefits	—	—	20	79	99

Balances at December 31, 2015	13	(74)	(135)	(69)	(265)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(6)	—	—	—	(6)
Foreign currency translation adjustments, net of $87 income tax benefit	—	(137)	—	—	(137)
Defined benefit plans, net of $13 income tax benefit	—	—	(22)	—	(22)
Change in fair value of derivative instruments, net of $8 of income taxes	—	—	—	12	12
Expense reclassified into operations from other comprehensive income, net of $7 and $40, respectively, income tax benefits	—	—	11	69	80

Balances at December 31, 2016	7	(211)	(146)	12	(338)
Unrealized gains on available-for-sale securities	1	—	—	—	1
Foreign currency translation adjustments, net of $35 of income taxes	—	62	—	—	62
Defined benefit plans, net of $10 income tax benefit	—	—	(33)	—	(33)
Change in fair value of derivative instruments, net of $4 of income taxes	—	—	—	7	7
Expense (income) reclassified into operations from other comprehensive income, net of $1 of income taxes and $7 and $7 income tax benefits, respectively	(1)	—	11	13	23

Balances at December 31, 2017	$7	$(149)	$(168)	$32	$(278)

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 16 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2017	2016
Professional liability risks	$429	$391
Interest	406	409
Taxes other than income	299	283
Other	849	952

	$1,983	$2,035

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

	Balance at Beginning of Year	Provision for Doubtful Accounts	Accounts Written off, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2015	$5,011	$3,913	$(3,598)	$5,326
Year ended December 31, 2016	5,326	3,257	(3,595)	4,988
Year ended December 31, 2017	4,988	4,039	(3,539)	5,488

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION

HCA Inc. is a 100% owned direct subsidiary of HCA Healthcare, Inc. On December 6, 2012, HCA Healthcare, Inc. issued $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

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

Our condensed consolidating balance sheets at December 31, 2017 and 2016 and condensed consolidating statements of comprehensive income and cash flows for each of the three years in the period ended December 31, 2017, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$27,992	$19,661	$—	$47,653
Provision for doubtful accounts	—	—	2,218	1,821	—	4,039

Revenues	—	—	25,774	17,840	—	43,614

Salaries and benefits	—	—	11,619	8,440	—	20,059
Supplies	—	—	4,286	3,030	—	7,316
Other operating expenses	6	—	4,249	3,796	—	8,051
Equity in earnings of affiliates	(2,476)	—	(6)	(39)	2,476	(45)
Depreciation and amortization	—	—	1,237	894	—	2,131
Interest expense	64	3,088	(1,309)	(153)	—	1,690
Gains on sales of facilities	—	—	(2)	(6)	—	(8)
Losses on retirement of debt	—	39	—	—	—	39
Management fees	—	—	(621)	621	—	—

	(2,406)	3,127	19,453	16,583	2,476	39,233

Income (loss) before income taxes	2,406	(3,127)	6,321	1,257	(2,476)	4,381
Provision (benefit) for income taxes	190	(1,154)	2,293	309	—	1,638

Net income (loss)	2,216	(1,973)	4,028	948	(2,476)	2,743
Net income attributable to noncontrolling interests	—	—	108	419	—	527

Net income (loss) attributable to HCA Healthcare, Inc.	$2,216	$(1,973)	$3,920	$529	$(2,476)	$2,216

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$2,276	$(1,953)	$3,898	$591	$(2,536)	$2,276

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$26,468	$18,279	$—	$44,747
Provision for doubtful accounts	—	—	2,041	1,216	—	3,257

Revenues	—	—	24,427	17,063	—	41,490

Salaries and benefits	—	—	10,971	7,926	—	18,897
Supplies	—	—	4,090	2,843	—	6,933
Other operating expenses	6	—	3,912	3,578	—	7,496
Equity in earnings of affiliates	(2,738)	—	(7)	(47)	2,738	(54)
Depreciation and amortization	—	—	1,141	825	—	1,966
Interest expense	64	2,756	(970)	(143)	—	1,707
Losses (gains) on sales of facilities	—	—	4	(27)	—	(23)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim benefits	—	(246)	—	—	—	(246)
Management fees	—	—	(588)	588	—	—

	(2,668)	2,514	18,553	15,543	2,738	36,680

Income (loss) before income taxes	2,668	(2,514)	5,874	1,520	(2,738)	4,810
Provision (benefit) for income taxes	(222)	(928)	2,133	395	—	1,378

Net income (loss)	2,890	(1,586)	3,741	1,125	(2,738)	3,432
Net income attributable to noncontrolling interests	—	—	93	449	—	542

Net income (loss) attributable to HCA Healthcare, Inc.	$2,890	$(1,586)	$3,648	$676	$(2,738)	$2,890

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$2,817	$(1,505)	$3,637	$533	$(2,665)	$2,817

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Revenues before provision for doubtful accounts	$—	$—	$25,711	$17,880	$—	$43,591
Provision for doubtful accounts	—	—	2,329	1,584	—	3,913

Revenues	—	—	23,382	16,296	—	39,678

Salaries and benefits	—	—	10,593	7,522	—	18,115
Supplies	—	—	3,933	2,705	—	6,638
Other operating expenses	(2)	—	3,685	3,373	—	7,056
Equity in earnings of affiliates	(2,352)	—	(8)	(38)	2,352	(46)
Depreciation and amortization	—	—	1,085	819	—	1,904
Interest expense	115	2,445	(816)	(79)	—	1,665
Losses on sales of facilities	—	—	—	5	—	5
Losses on retirement of debt	122	13	—	—	—	135
Legal claim costs	120	129	—	—	—	249
Management fees	—	—	(515)	515	—	—

	(1,997)	2,587	17,957	14,822	2,352	35,721

Income (loss) before income taxes	1,997	(2,587)	5,425	1,474	(2,352)	3,957
Provision (benefit) for income taxes	(132)	(962)	1,983	372	—	1,261

Net income (loss)	2,129	(1,625)	3,442	1,102	(2,352)	2,696
Net income attributable to noncontrolling interests	—	—	92	475	—	567

Net income (loss) attributable to HCA Healthcare, Inc.	$2,129	$(1,625)	$3,350	$627	$(2,352)	$2,129

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$2,187	$(1,568)	$3,389	$589	$(2,410)	$2,187

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$112	$619	$—	$732
Accounts receivable, net	—	—	3,693	2,808	—	6,501
Inventories	—	—	1,030	543	—	1,573
Other	—	—	663	508	—	1,171

	1	—	5,498	4,478	—	9,977

Property and equipment, net	—	—	11,110	6,785	—	17,895
Investments of insurance subsidiaries	—	—	—	418	—	418
Investments in and advances to affiliates	29,581	—	22	177	(29,581)	199
Goodwill and other intangible assets	—	—	4,893	2,501	—	7,394
Other	510	50	47	103	—	710

	$30,092	$50	$21,570	$14,462	$(29,581)	$36,593

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,793	$813	$—	$2,606
Accrued salaries	—	—	862	507	—	1,369
Other accrued expenses	29	378	536	1,040	—	1,983
Long-term debt due within one year	—	97	64	39	—	200

	29	475	3,255	2,399	—	6,158

Long-term debt, net	995	31,367	307	189	—	32,858
Intercompany balances	35,322	(9,742)	(25,228)	(352)	—	—
Professional liability risks	—	—	—	1,198	—	1,198
Income taxes and other liabilities	552	—	357	465	—	1,374

	36,898	22,100	(21,309)	3,899	—	41,588
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(6,806)	(22,050)	42,755	8,876	(29,581)	(6,806)
Noncontrolling interests	—	—	124	1,687	—	1,811

	(6,806)	(22,050)	42,879	10,563	(29,581)	(4,995)

	$30,092	$50	$21,570	$14,462	$(29,581)	$36,593

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$113	$533	$—	$646
Accounts receivable, net	—	—	3,388	2,438	—	5,826
Inventories	—	—	1,001	502	—	1,503
Other	—	—	592	519	—	1,111

	—	—	5,094	3,992	—	9,086

Property and equipment, net	—	—	10,464	5,888	—	16,352
Investments of insurance subsidiaries	—	—	—	336	—	336
Investments in and advances to affiliates	27,045	—	24	182	(27,045)	206
Goodwill and other intangible assets	—	—	4,612	2,092	—	6,704
Other	877	—	43	154	—	1,074

	$27,922	$—	$20,237	$12,644	$(27,045)	$33,758

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,607	$711	$—	$2,318
Accrued salaries	—	—	811	454	—	1,265
Other accrued expenses	29	572	528	906	—	2,035
Long-term debt due within one year	—	97	72	47	—	216

	29	669	3,018	2,118	—	5,834

Long-term debt, net	993	29,693	304	170	—	31,160
Intercompany balances	33,784	(10,277)	(22,495)	(1,012)	—	—
Professional liability risks	—	—	—	1,148	—	1,148
Income taxes and other liabilities	418	12	397	422	—	1,249

	35,224	20,097	(18,776)	2,846	—	39,391
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(7,302)	(20,097)	38,857	8,285	(27,045)	(7,302)
Noncontrolling interests	—	—	156	1,513	—	1,669

	(7,302)	(20,097)	39,013	9,798	(27,045)	(5,633)

	$27,922	$—	$20,237	$12,644	$(27,045)	$33,758

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,216	$(1,973)	$4,028	$948	$(2,476)	$2,743
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	—	(193)	(2,437)	(1,705)	—	(4,335)
Provision for doubtful accounts	—	—	2,218	1,821	—	4,039
Depreciation and amortization	—	—	1,237	894	—	2,131
Income taxes	433	—	—	—	—	433
Gains on sales of facilities	—	—	(2)	(6)	—	(8)
Losses on retirement of debt	—	39	—	—	—	39
Amortization of debt issuance costs	—	31	—	—	—	31
Share-based compensation	—	—	270	—	—	270
Equity in earnings of affiliates	(2,476)	—	—	—	2,476	—
Other	78	—	—	5	—	83

Net cash provided by (used in) operating activities	251	(2,096)	5,314	1,957	—	5,426

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,681)	(1,334)	—	(3,015)
Acquisition of hospitals and health care entities	—	—	(26)	(1,186)	—	(1,212)
Disposal of hospitals and health care entities	—	—	14	11	—	25
Change in investments	—	—	(1)	(72)	—	(73)
Other	—	—	—	(4)	—	(4)

Net cash used in investing activities	—	—	(1,694)	(2,585)	—	(4,279)

Cash flows from financing activities:
Issuance of long-term debt	—	1,500	—	2	—	1,502
Net change in revolving bank credit facilities	—	760	—	—	—	760
Repayment of long-term debt	—	(628)	(77)	(48)	—	(753)
Distributions to noncontrolling interests	—	—	(140)	(308)	—	(448)
Payment of debt issuance costs	—	(26)	—	—	—	(26)
Repurchases of common stock	(2,051)	—	—	—	—	(2,051)
Changes in intercompany balances with affiliates, net	1,867	490	(3,404)	1,047	—	—
Other	(66)	—	—	21	—	(45)

Net cash (used in) provided by financing activities	(250)	2,096	(3,621)	714	—	(1,061)

Change in cash and cash equivalents	1	—	(1)	86	—	86
Cash and cash equivalents at beginning of period	—	—	113	533	—	646

Cash and cash equivalents at end of period	$1	$—	$112	$619	$—	$732

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,890	$(1,586)	$3,741	$1,125	$(2,738)	$3,432
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(25)	39	(2,180)	(1,049)	—	(3,215)
Provision for doubtful accounts	—	—	2,041	1,216	—	3,257
Depreciation and amortization	—	—	1,141	825	—	1,966
Income taxes	123	—	—	—	—	123
Losses (gains) on sales of facilities	—	—	4	(27)	—	(23)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim benefits	—	(246)	—	—	—	(246)
Amortization of debt issuance costs	1	33	—	—	—	34
Share-based compensation	—	—	251	—	—	251
Equity in earnings of affiliates	(2,738)	—	—	—	2,738	—
Other	71	—	—	(1)	—	70

Net cash provided by (used in) operating activities	322	(1,756)	4,998	2,089	—	5,653

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,554)	(1,206)	—	(2,760)
Acquisition of hospitals and health care entities	—	—	(199)	(377)	—	(576)
Disposal of hospitals and health care entities	—	—	10	16	—	26
Change in investments	—	—	(15)	79	—	64
Other	—	—	—	6	—	6

Net cash used in investing activities	—	—	(1,758)	(1,482)	—	(3,240)

Cash flows from financing activities:
Issuance of long-term debt	—	5,400	—	—	—	5,400
Net change in revolving bank credit facilities	—	(110)	—	—	—	(110)
Repayment of long-term debt	—	(4,358)	(74)	(43)	—	(4,475)
Distributions to noncontrolling interests	—	—	(64)	(370)	—	(434)
Payment of debt issuance costs	—	(40)	—	—	—	(40)
Repurchases of common stock	(2,751)	—	—	—	—	(2,751)
Changes in intercompany balances with affiliates, net	2,532	864	(3,149)	(247)	—	—
Other	(103)	—	—	5	—	(98)

Net cash (used in) provided by financing activities	(322)	1,756	(3,287)	(655)	—	(2,508)

Change in cash and cash equivalents	—	—	(47)	(48)	—	(95)
Cash and cash equivalents at beginning of period	—	—	160	581	—	741

Cash and cash equivalents at end of period	$—	$—	$113	$533	$—	$646

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,129	$(1,625)	$3,442	$1,102	$(2,352)	$2,696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(12)	44	(2,786)	(1,482)	—	(4,236)
Provision for doubtful accounts	—	—	2,329	1,584	—	3,913
Depreciation and amortization	—	—	1,085	819	—	1,904
Income taxes	(160)	—	—	—	—	(160)
Losses on sales of facilities	—	—	—	5	—	5
Losses on retirement of debt	122	13	—	—	—	135
Legal claim costs	20	129	—	—	—	149
Amortization of debt issuance costs	3	32	—	—	—	35
Share-based compensation	—	—	239	—	—	239
Equity in earnings of affiliates	(2,352)	—	—	—	2,352	—
Other	66	3	(5)	(10)	—	54

Net cash (used in) provided by operating activities	(184)	(1,404)	4,304	2,018	—	4,734

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,560)	(815)	—	(2,375)
Acquisition of hospitals and health care entities	—	—	(51)	(300)	—	(351)
Disposal of hospitals and health care entities	—	—	48	25	—	73
Change in investments	—	—	7	56	—	63
Other	—	—	(6)	13	—	7

Net cash used in investing activities	—	—	(1,562)	(1,021)	—	(2,583)

Cash flows from financing activities:
Issuance of long-term debt	—	5,548	—	—	—	5,548
Net change in revolving bank credit facilities	—	150	—	—	—	150
Repayment of long-term debt	(1,632)	(3,189)	(60)	(39)	—	(4,920)
Distributions to noncontrolling interests	—	—	(85)	(410)	—	(495)
Payment of debt issuance costs	—	(50)	—	—	—	(50)
Repurchases of common stock	(2,397)	—	—	—	—	(2,397)
Changes in intercompany balances with affiliates, net	4,006	(1,055)	(2,526)	(425)	—	—
Other	207	—	—	(19)	—	188

Net cash provided by (used in) financing activities	184	1,404	(2,671)	(893)	—	(1,976)

Change in cash and cash equivalents	—	—	71	104	—	175
Cash and cash equivalents at beginning of period	—	—	89	477	—	566

Cash and cash equivalents at end of period	$—	$—	$160	$581	$—	$741

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

The above supplemental condensed consolidating financial information as of December 31, 2016, and for the years ended December 31, 2016 and 2015, has been adjusted to properly record the impact of certain subsidiaries that were non-guarantors becoming guarantors, primarily related to the Company acquiring previous noncontrolling interests of non-guarantor subsidiaries that then became guarantor subsidiaries. We believe the impact of these adjustments was immaterial as they had no impact to our consolidated income statements, balance sheets or statements of cash flows, had no impact on any liquidity measures of the Company, nor did they impact any financial ratios based on our consolidated balance sheets or income statements. There was also no impact to our loan covenant reporting or compliance. The impact of the adjustments was limited to reclassifications between the Subsidiary Guarantors and Subsidiary Non-Guarantors columns of the condensed consolidating financial statements. The application of these adjustments to the consolidating information for 2016 and 2015 is summarized as follows (dollars in millions):

	As Previously Reported	Adjustment	As Adjusted
Year ended December 31, 2016
Net income (loss) attributable to HCA Healthcare, Inc.:
HCA Healthcare, Inc. Issuer	$2,890	$—	$2,890
HCA Inc. Issuer	(1,586)	—	(1,586)
Subsidiary Guarantors	3,235	413	3,648
Subsidiary Non-Guarantors	1,089	(413)	676
Eliminations	(2,738)	—	(2,738)

Condensed Consolidated	$2,890	$—	$2,890

	As Previously Reported	Adjustment		As Adjusted
December 31, 2016
Total assets:
HCA Healthcare, Inc. Issuer	$27,922	$—		$27,922
HCA Inc. Issuer	—	—		—
Subsidiary Guarantors	14,714	5,523	(a)	20,237
Subsidiary Non-Guarantors	18,167	(5,523	)(a)	12,644
Eliminations	(27,045)	—		(27,045)

Condensed Consolidated	$33,758	$—		$33,758

(a)	Amounts include $2,884 of goodwill and other intangible assets and $2,001 of property and equipment, net.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

	As Previously Reported	Adjustment		As Adjusted
December 31, 2016
Total liabilities:
HCA Healthcare, Inc. Issuer	$35,224	$—		$35,224
HCA Inc. Issuer	20,097	—		20,097
Subsidiary Guarantors	(23,194)	4,418	(b)	(18,776)
Subsidiary Non-Guarantors	7,264	(4,418	)(b)	2,846
Eliminations	—	—		—

Condensed Consolidated	$39,391	$—		$39,391

(b)	Amounts include $3,952 of intercompany balances.

	As Previously Reported	Adjustment	As Adjusted
Year ended December 31, 2016
Net cash provided (used in) operating activities:
HCA Healthcare, Inc. Issuer	$322	$—	$322
HCA Inc. Issuer	(1,756)	—	(1,756)
Subsidiary Guarantors	4,425	573	4,998
Subsidiary Non-Guarantors	2,662	(573)	2,089
Eliminations	—	—	—

Condensed Consolidated	$5,653	$—	$5,653

	As Previously Reported	Adjustment	As Adjusted
Year ended December 31, 2015
Net income (loss) attributable to HCA Healthcare, Inc.:
HCA Healthcare, Inc. Issuer	$2,129	$—	$2,129
HCA Inc. Issuer	(1,625)	—	(1,625)
Subsidiary Guarantors	2,970	380	3,350
Subsidiary Non-Guarantors	1,007	(380)	627
Eliminations	(2,352)	—	(2,352)

Condensed Consolidated	$2,129	$—	$2,129

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

	As Previously Reported	Adjustment	As Adjusted
Year ended December 31, 2015
Net cash provided (used in) operating activities:
HCA Healthcare, Inc. Issuer	$(184)	$—	$(184)
HCA Inc. Issuer	(1,404)	—	(1,404)
Subsidiary Guarantors	3,772	532	4,304
Subsidiary Non-Guarantors	2,550	(532)	2,018
Eliminations	—	—	—

Condensed Consolidated	$4,734	$—	$4,734

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

Reconciliations of the HCA Healthcare, Inc. Consolidated Statements of Stockholders’ Deficit presentation to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit presentation for the years ended December 31, 2017, 2016 and 2015 are as follows (dollars in millions):

	2017	2016	2015
Presentation in HCA Healthcare, Inc. Consolidated Statements of Stockholders’ Deficit:
Share-based benefit plans	$281	$233	$523
Other	(10)	(2)	(18)

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Healthcare, Inc., net of contributions to HCA Healthcare, Inc.	$271	$231	$505

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the table above, the separate consolidated financial statements of Healthtrust are not presented.

HCA HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

(Dollars in millions, except per share amounts)

	2017
	First		Second		Third		Fourth
Revenues	$10,623		$10,733		$10,696		$11,562
Net income	$777	(a)	$795	(b)	$530	(c)	$641	(d)
Net income attributable to HCA Healthcare, Inc.	$659	(a)	$657	(b)	$426	(c)	$474	(d)
Basic earnings per share	$1.78		$1.79		$1.18		$1.34
Diluted earnings per share	$1.74		$1.75		$1.15		$1.30

	2016
	First		Second		Third		Fourth
Revenues	$10,260		$10,319		$10,270		$10,641
Net income	$811	(e)	$791	(f)	$745	(g)	$1,085	(h)
Net income attributable to HCA Healthcare, Inc.	$694	(e)	$658	(f)	$618	(g)	$920	(h)
Basic earnings per share	$1.75		$1.70		$1.63		$2.46
Diluted earnings per share	$1.69		$1.65		$1.59		$2.39

(a)	First quarter results include $1 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(b)	Second quarter results include $1 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(c)

Third quarter results include $4 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $25 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements).

(d)	Fourth quarter results include $1 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements).
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