Form 10-Q
period 2018-03-31
HCA Healthcare, Inc.
filed 2018-05-08
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2018
Voting common stock, $.01 par value	349,299,200 shares

HCA HEALTHCARE, INC.

Form 10-Q

March 31, 2018

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017

Unaudited

(Dollars in millions, except per share amounts)

	2018	2017
Revenues	$11,423	$10,623

Salaries and benefits	5,289	4,901
Supplies	1,915	1,797
Other operating expenses	2,110	1,930
Equity in earnings of affiliates	(9)	(10)
Depreciation and amortization	553	521
Interest expense	431	419
Gains on sales of facilities	(405)	(1)

	9,884	9,557

Income before income taxes	1,539	1,066
Provision for income taxes	257	289

Net income	1,282	777
Net income attributable to noncontrolling interests	138	118

Net income attributable to HCA Healthcare, Inc.	$1,144	$659

Per share data:
Basic earnings per share	$3.26	$1.78
Diluted earnings per share	$3.18	$1.74
Cash dividends declared per share	$0.35	$—
Shares used in earnings per share calculations (in millions):
Basic	350.850	370.289
Diluted	359.749	379.980

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017

Unaudited

(Dollars in millions)

	2018	2017
Net income	$1,282	$777
Other comprehensive income (loss) before taxes:
Foreign currency translation	54	10

Unrealized gains (losses) on available-for-sale securities	(5)	3

Defined benefit plans	—	—
Pension costs included in salaries and benefits	5	5

	5	5

Change in fair value of derivative financial instruments	35	3
Interest costs included in interest expense	—	7

	35	10

Other comprehensive income before taxes	89	28
Income taxes related to other comprehensive income items	8	10

Other comprehensive income	81	18

Comprehensive income	1,363	795
Comprehensive income attributable to noncontrolling interests	138	118

Comprehensive income attributable to HCA Healthcare, Inc.	$1,225	$677

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,086	$732
Accounts receivable	6,332	6,501
Inventories	1,677	1,573
Other	1,296	1,171

	10,391	9,977

Property and equipment, at cost	40,308	40,084
Accumulated depreciation	(22,184)	(22,189)

	18,124	17,895

Investments of insurance subsidiaries	417	418
Investments in and advances to affiliates	231	199
Goodwill and other intangible assets	7,471	7,394
Other	665	710

	$37,299	$36,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,538	$2,606
Accrued salaries	1,238	1,369
Other accrued expenses	2,005	1,983
Long-term debt due within one year	1,697	200

	7,478	6,158

Long-term debt, less net debt issuance costs of $158 and $164	31,594	32,858
Professional liability risks	1,244	1,198
Income taxes and other liabilities	1,417	1,374

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 350,987,500 shares in 2018 and 350,091,600 shares in 2017	4	4
Accumulated other comprehensive loss	(197)	(278)
Retained deficit	(6,051)	(6,532)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(6,244)	(6,806)
Noncontrolling interests	1,810	1,811

	(4,434)	(4,995)

	$37,299	$36,593

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017

Unaudited

(Dollars in millions)

	2018	2017
Cash flows from operating activities:
Net income	$1,282	$777
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(4)	168
Inventories and other assets	(218)	3
Accounts payable and accrued expenses	(246)	(591)
Depreciation and amortization	553	521
Income taxes	246	292
Gains on sales of facilities	(405)	(1)
Amortization of debt issuance costs	8	8
Share-based compensation	60	73
Other	24	30

Net cash provided by operating activities	1,300	1,280

Cash flows from investing activities:
Purchase of property and equipment	(694)	(571)
Acquisition of hospitals and health care entities	(379)	(90)
Disposal of hospitals and health care entities	767	4
Change in investments	11	(19)
Other	(40)	7

Net cash used in investing activities	(335)	(669)

Cash flows from financing activities:
Net change in revolving bank credit facilities	270	160
Repayment of long-term debt	(50)	(43)
Distributions to noncontrolling interests	(92)	(145)
Payment of debt issuance costs	(2)	(2)
Payment of cash dividends	(123)	—
Repurchases of common stock	(423)	(424)
Other	(191)	(50)

Net cash used in financing activities	(611)	(504)

Change in cash and cash equivalents	354	107
Cash and cash equivalents at beginning of period	732	646

Cash and cash equivalents at end of period	$1,086	$753

Interest payments	$549	$540
Income tax payments (refunds), net	$11	$(3)

See accompanying notes.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2018, these affiliates owned and operated 178 hospitals, 120 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $81 million and $82 million for the quarters ended March 31, 2018 and 2017, respectively. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

Revenues

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. We adopted the new standard effective January 1, 2018, using the full retrospective method. The adoption of the new standard did not have an impact on our recognition of net revenues for any periods prior to adoption. The most significant impact of adopting the new standard is to the presentation of our consolidated income statements, where we no longer present the “Provision for doubtful accounts” as a separate line item and our “Revenues” are presented net of estimated implicit price concession revenue deductions. We also have eliminated the related presentation of “allowances for doubtful accounts” on our consolidated balance sheets as a result of the adoption of the new standard.

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters ended March 31, 2018 and 2017 are summarized in the following table (dollars in millions):

	2018	Ratio	2017	Ratio
Medicare	$2,524	22.1%	$2,361	22.2%
Managed Medicare	1,399	12.3	1,183	11.1
Medicaid	281	2.5	294	2.8
Managed Medicaid	561	4.9	589	5.5
Managed care and insurers	6,062	53.1	5,623	52.9
International (managed care and insurers)	305	2.7	269	2.5
Other	291	2.4	304	3.0

Revenues	$11,423	100.0%	$10,623	100.0%

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

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Prior to November 2017, patients treated at hospitals for non-elective care, who have income at or below 200% of the federal poverty level, were eligible for charity care. During November

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

2017, we expanded our charity policy to include patients who have income above 200%, but at or below 400%, of the federal poverty level and we will limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed.

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our results of operations. At March 31, 2018 and 2017, estimated implicit price concessions of $5.312 billion and $4.880 billion had been recorded as reductions to our revenues and accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2018 and 2017 follows (dollars in millions):

	2018	2017
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$9,867	$9,149
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.4%	12.8%

Total uncompensated care	$6,252	$5,327
Multiply by the cost-to-charges ratio	12.4%	12.8%

Estimated cost of total uncompensated care	$775	$682

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 35.4% and 33.4% for the quarters ended March 31, 2018 and 2017, respectively. The total uncompensated care amounts include charity care of $1.879 billion and $1.086 billion, and the related estimated costs of charity care were $233 million and $139 million for the quarters ended March 31, 2018 and 2017, respectively.

Recent Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public business entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We are continuing to evaluate the provisions of ASU 2016-02 (and related developments) to determine how our financial statements will be affected, and we believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for our leases currently classified as operating leases.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarter ended March 31, 2018, we paid $360 million to acquire a hospital facility and $19 million to acquire other nonhospital health care entities. During the quarter ended March 31, 2017, we paid $90 million to acquire other nonhospital health care entities.

During the quarter ended March 31, 2018, we received proceeds of $758 million and recognized a net pretax gain of $376 million related to the sale of the two hospital facilities in our Oklahoma market. During the quarter ended March 31, 2018, we also received proceeds of $9 million and recognized a net pretax gain of $29 million related to sales of real estate and other investments. During the quarter ended March 31, 2017, we received proceeds of $4 million and recognized a net pretax gain of $1 million related to sales of real estate and other investments.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES

Our provision for income taxes for the quarters ended March 31, 2018 and 2017, was $257 million and $289 million, respectively, and the effective tax rates were 18.4% and 30.4%, respectively. The reduction in the effective tax rate was primarily related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act (the “Tax Act”). Our provision for income taxes for the quarters ended March 31, 2018 and 2017 included tax benefits of $92 million and $67 million, respectively, related to the settlement of employee equity awards. The Tax Act was enacted on December 22, 2017, and it significantly revised U.S. corporate income taxes, including lowering the federal statutory corporate tax rate from 35% to 21% beginning in 2018. Due to the complexity and uncertainty regarding numerous provisions of the Tax Act, we have not completed our accounting for its effects. However, we have made reasonable estimates and recorded provisional amounts in our financial statements as of March 31, 2018.

As we complete our analysis of the Tax Act, we may make adjustments to the provisional amounts and record additional amounts for those federal, state, and foreign tax assets and liabilities for which we were unable to make reasonable estimates as of March 31, 2018. Any adjustments or additional amounts recorded may materially impact our provision for income taxes and effective tax rate in the periods in which they are made.

Our liability for unrecognized tax benefits was $446 million, including accrued interest of $48 million, as of March 31, 2018 ($439 million and $44 million, respectively, as of December 31, 2017). Unrecognized tax benefits of $152 million ($145 million as of December 31, 2017) would affect the effective rate, if recognized.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2018 and 2017 (dollars and shares in millions, except per share amounts):

	2018	2017
Net income attributable to HCA Healthcare, Inc.	$1,144	$659

Weighted average common shares outstanding	350.850	370.289
Effect of dilutive incremental shares	8.899	9.691

Shares used for diluted earnings per share	359.749	379.980

Earnings per share:
Basic earnings per share	$3.26	$1.78
Diluted earnings per share	$3.18	$1.74

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2018 and December 31, 2017 follows (dollars in millions):

	March 31, 2018
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$251	$5	$—	$256
Money market funds and other	205	—	—	205

	$456	$5	$—	461

Amounts classified as current assets				(44)

Investment carrying value				$417

	December 31, 2017
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$361	$10	$—	$371
Money market funds and other	101	—	—	101

	$462	$10	$—	472

Amounts classified as current assets				(54)

Investment carrying value				$418

At March 31, 2018 and December 31, 2017, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at March 31, 2018 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$29	$29
Due after one year through five years	34	35
Due after five years through ten years	166	170
Due after ten years	22	22

	$251	$256

The average expected maturity of the investments in debt securities at March 31, 2018 was 4.8 years, compared to the average scheduled maturity of 6.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2018 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$74
Pay-fixed interest rate swaps	500	December 2022	11

During the next 12 months, we estimate $14 million will be reclassified from other comprehensive income (“OCI”) and will reduce interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the quarter ended March 31, 2018 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax
Interest rate swaps	$27

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at March 31, 2018 and December 31, 2017, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

The following tables summarize our assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$256	$—	$256	$—
Money market funds and other	205	205	—	—

Investments of insurance subsidiaries	461	205	256	—
Less amounts classified as current assets	(44)	(44)	—	—

	$417	161	$256	$—

Interest rate swaps (Other)	$85	$—	$85	$—

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

	December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$371	$—	$371	$—
Money market funds and other	101	101	—	—

Investments of insurance subsidiaries	472	101	371	—
Less amounts classified as current assets	(54)	(54)	—	—

	$418	$47	$371	$—

Interest rate swaps (Other)	$50	$—	$50	$—

The estimated fair value of our long-term debt was $34.084 billion and $34.689 billion at March 31, 2018 and December 31, 2017, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $33.449 billion and $33.222 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2018 and December 31, 2017, including related interest rates at March 31, 2018, follows (dollars in millions):

	March 31, 2018	December 31, 2017
Senior secured asset-based revolving credit facility (effective interest rate of 3.3%)	$3,750	$3,680
Senior secured revolving credit facility (effective interest rate of 3.4%)	200	—
Senior secured term loan facilities (effective interest rate of 3.5%)	3,873	3,891
Senior secured notes (effective interest rate of 5.4%)	15,300	15,300
Other senior secured debt (effective interest rate of 5.8%)	574	599

Senior secured debt	23,697	23,470
Senior unsecured notes (effective interest rate of 6.4%)	9,752	9,752
Net debt issuance costs	(158)	(164)

Total debt (average life of 6.6 years, rates averaging 5.2%)	33,291	33,058
Less amounts due within one year	1,697	200

	$31,594	$32,858

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

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Healthcare, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares	Par Value
Balances at December 31, 2017	350.092	$4	$—	$(278)	$(6,532)	$1,811	$(4,995)
Comprehensive income	—	—	—	81	1,144	138	1,363
Repurchase of common stock	(4.370)	—	—	—	(423)	—	(423)
Dividends and distributions	—	—	—	—	(126)	(92)	(218)
Share-based benefit plans	5.265	—	—	—	(114)	—	(114)
Dispositions of entities with noncontrolling interests	—	—	—	—	—	(53)	(53)
Other	—	—	—	—	—	6	6

Balances at March 31, 2018	350.987	$4	$—	$(197)	$(6,051)	$1,810	$(4,434)

During the quarter ended March 31, 2018, we repurchased 4.370 million shares of our common stock at an average price of $96.80 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during October 2017. At March 31, 2018, we had $1.379 billion of repurchase authorization available under the October 2017 authorization. On January 30, 2018, our Board of Directors initiated and declared a quarterly dividend of $0.35 per share on our common stock. Dividends were paid on March 30, 2018 to stockholders of record on March 1, 2018.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2017	$7	$(149)	$(168)	$32	$(278)
Unrealized losses on available-for-sale securities, net of $1 income tax benefit	(4)	—	—	—	(4)
Foreign currency translation adjustments	—	54	—	—	54
Change in fair value of derivative instruments, net of $8 of income taxes	—	—	—	27	27
Expense reclassified into operations from other comprehensive income, net of $1 income tax benefit	—	—	4	—	4

Balances at March 31, 2018	$3	$(95)	$(164)	$59	$(197)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 88 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group includes 84 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

depreciation and amortization for the quarters ended March 31, 2018 and 2017 are summarized in the following table (dollars in millions):

	2018	2017
Revenues:
National Group	$5,568	$5,148
American Group	5,327	4,995
Corporate and other	528	480

	$11,423	$10,623

Equity in earnings of affiliates:
National Group	$(2)	$(5)
American Group	(9)	(8)
Corporate and other	2	3

	$(9)	$(10)

Adjusted segment EBITDA:
National Group	$1,182	$1,131
American Group	1,031	1,007
Corporate and other	(95)	(133)

	$2,118	$2,005

Depreciation and amortization:
National Group	$225	$214
American Group	252	238
Corporate and other	76	69

	$553	$521

Adjusted segment EBITDA	$2,118	$2,005
Depreciation and amortization	553	521
Interest expense	431	419
Gains on sales of facilities	(405)	(1)

Income before income taxes	$1,539	$1,066

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

Our summarized condensed consolidating comprehensive income statements for the quarters ended March 31, 2018 and 2017, condensed consolidating balance sheets at March 31, 2018 and December 31, 2017 and condensed consolidating statements of cash flows for the quarters ended March 31, 2018 and 2017, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$6,776	$4,647	$—	$11,423

Salaries and benefits	—	—	3,069	2,220	—	5,289
Supplies	—	—	1,141	774	—	1,915
Other operating expenses	1	—	1,128	981	—	2,110
Equity in earnings of affiliates	(1,090)	—	(2)	(7)	1,090	(9)
Depreciation and amortization	—	—	323	230	—	553
Interest expense	16	837	(367)	(55)	—	431
Gains on sales of facilities	—	—	(395)	(10)	—	(405)
Management fees	—	—	(158)	158	—	—

	(1,073)	837	4,739	4,291	1,090	9,884

Income (loss) before income taxes	1,073	(837)	2,037	356	(1,090)	1,539
Provision (benefit) for income taxes	(71)	(195)	467	56	—	257

Net income (loss)	1,144	(642)	1,570	300	(1,090)	1,282
Net income attributable to noncontrolling interests	—	—	28	110	—	138

Net income (loss) attributable to HCA Healthcare, Inc.	$1,144	$(642)	$1,542	$190	$(1,090)	$1,144

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,225	$(615)	$1,546	$240	$(1,171)	$1,225

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Revenues	$—	$—	$6,336	$4,287	$—	$10,623

Salaries and benefits	—	—	2,904	1,997	—	4,901
Supplies	—	—	1,075	722	—	1,797
Other operating expenses	1	—	1,050	879	—	1,930
Equity in earnings of affiliates	(608)	—	(2)	(8)	608	(10)
Depreciation and amortization	—	—	310	211	—	521
Interest expense	16	733	(290)	(40)	—	419
Losses (gains) on sales of facilities	—	—	1	(2)	—	(1)
Management fees	—	—	(160)	160	—	—

	(591)	733	4,888	3,919	608	9,557

Income (loss) before income taxes	591	(733)	1,448	368	(608)	1,066
Provision (benefit) for income taxes	(68)	(270)	526	101	—	289

Net income (loss)	659	(463)	922	267	(608)	777
Net income attributable to noncontrolling interests	—	—	23	95	—	118

Net income (loss) attributable to HCA Healthcare, Inc.	$659	$(463)	$899	$172	$(608)	$659

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$677	$(456)	$902	$180	$(626)	$677

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$304	$782	$—	$1,086
Accounts receivable	—	—	3,747	2,585	—	6,332
Inventories	—	—	1,143	534	—	1,677
Other	—	—	728	568	—	1,296

	—	—	5,922	4,469	—	10,391

Property and equipment, net	—	—	11,632	6,492	—	18,124

Investments of insurance subsidiaries	—	—	—	417	—	417
Investments in and advances to affiliates	30,752	—	31	200	(30,752)	231
Goodwill and other intangible assets	—	—	5,438	2,033	—	7,471
Other	437	85	30	113	—	665

	$31,189	$85	$23,053	$13,724	$(30,752)	$37,299

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,776	$762	$—	$2,538
Accrued salaries	—	—	779	459	—	1,238
Other accrued expenses	190	281	545	989	—	2,005
Long-term debt due within one year	—	1,597	63	37	—	1,697

	190	1,878	3,163	2,247	—	7,478

Long-term debt, net	995	30,125	293	181	—	31,594
Intercompany balances	35,687	(9,253)	(25,158)	(1,276)	—	—
Professional liability risks	—	—	—	1,244	—	1,244
Income taxes and other liabilities	561	—	379	477	—	1,417

	37,433	22,750	(21,323)	2,873	—	41,733

Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(6,244)	(22,665)	44,301	9,116	(30,752)	(6,244)
Noncontrolling interests	—	—	75	1,735	—	1,810

	(6,244)	(22,665)	44,376	10,851	(30,752)	(4,434)

	$31,189	$85	$23,053	$13,724	$(30,752)	$37,299

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$112	$619	$—	$732
Accounts receivable	—	—	3,693	2,808	—	6,501
Inventories	—	—	1,030	543	—	1,573
Other	—	—	663	508	—	1,171

	1	—	5,498	4,478	—	9,977

Property and equipment, net	—	—	11,110	6,785	—	17,895

Investments of insurance subsidiaries	—	—	—	418	—	418
Investments in and advances to affiliates	29,581	—	22	177	(29,581)	199
Goodwill and other intangible assets	—	—	4,893	2,501	—	7,394
Other	510	50	47	103	—	710

	$30,092	$50	$21,570	$14,462	$(29,581)	$36,593

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,793	$813	$—	$2,606
Accrued salaries	—	—	862	507	—	1,369
Other accrued expenses	29	378	536	1,040	—	1,983
Long-term debt due within one year	—	97	64	39	—	200

	29	475	3,255	2,399	—	6,158

Long-term debt, net	995	31,367	307	189	—	32,858
Intercompany balances	35,322	(9,742)	(25,228)	(352)	—	—
Professional liability risks	—	—	—	1,198	—	1,198
Income taxes and other liabilities	552	—	357	465	—	1,374

	36,898	22,100	(21,309)	3,899	—	41,588
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(6,806)	(22,050)	42,755	8,876	(29,581)	(6,806)
Noncontrolling interests	—	—	124	1,687	—	1,811

	(6,806)	(22,050)	42,879	10,563	(29,581)	(4,995)

	$30,092	$50	$21,570	$14,462	$(29,581)	$36,593

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,144	$(642)	$1,570	$300	$(1,090)	$1,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(99)	(347)	(7)	—	(468)
Depreciation and amortization	—	—	323	230	—	553
Income taxes	246	—	—	—	—	246
Gains on sales of facilities	—	—	(395)	(10)	—	(405)
Amortization of debt issuance costs	—	8	—	—	—	8
Share-based compensation	—	—	60	—	—	60
Equity in earnings of affiliates	(1,090)	—	—	—	1,090	—
Other	21	—	—	3	—	24

Net cash provided by (used in) operating activities	306	(733)	1,211	516	—	1,300

Cash flows from investing activities:
Purchase of property and equipment	—	—	(413)	(281)	—	(694)
Acquisition of hospitals and health care entities	—	—	(373)	(6)	—	(379)
Disposition of hospitals and health care entities	—	—	767	—	—	767
Change in investments	—	—	13	(2)	—	11
Other	—	—	(48)	8	—	(40)

Net cash used in investing activities	—	—	(54)	(281)	—	(335)

Cash flows from financing activities:
Net change in revolving credit facilities	—	270	—	—	—	270
Repayment of long-term debt	—	(18)	(22)	(10)	—	(50)
Distributions to noncontrolling interests	—	—	(24)	(68)	—	(92)
Payment of debt issuance costs	—	(2)	—	—	—	(2)
Payment of cash dividends	(123)	—	—	—	—	(123)
Repurchases of common stock	(423)	—	—	—	—	(423)
Changes in intercompany balances with affiliates, net	434	483	(919)	2	—	—
Other	(195)	—	—	4	—	(191)

Net cash (used in) provided by financing activities	(307)	733	(965)	(72)	—	(611)

Change in cash and cash equivalents	(1)	—	192	163	—	354
Cash and cash equivalents at beginning of period	1	—	112	619	—	732

Cash and cash equivalents at end of period	$—	$—	$304	$782	$—	$1,086

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$659	$(463)	$922	$267	$(608)	$777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(295)	(199)	89	—	(420)
Depreciation and amortization	—	—	310	211	—	521
Income taxes	292	—	—	—	—	292
Losses (gains) on sales of facilities	—	—	1	(2)	—	(1)
Amortization of debt issuance costs	—	8	—	—	—	8
Share-based compensation	—	—	73	—	—	73
Equity in earnings of affiliates	(608)	—	—	—	608	—
Other	19	—	1	10	—	30

Net cash provided by (used in) operating activities	347	(750)	1,108	575	—	1,280

Cash flows from investing activities:
Purchase of property and equipment	—	—	(312)	(259)	—	(571)
Acquisition of hospitals and health care entities	—	—	(5)	(85)	—	(90)
Disposition of hospitals and health care entities	—	—	4	—	—	4
Change in investments	—	—	2	(21)	—	(19)
Other	—	—	1	6	—	7

Net cash used in investing activities	—	—	(310)	(359)	—	(669)

Cash flows from financing activities:
Net change in revolving credit facilities	—	160	—	—	—	160
Repayment of long-term debt	—	(18)	(13)	(12)	—	(43)
Distributions to noncontrolling interests	—	—	(57)	(88)	—	(145)
Payment of debt issuance costs	—	(2)	—	—	—	(2)
Repurchases of common stock	(424)	—	—	—	—	(424)
Changes in intercompany balances with affiliates, net	134	610	(656)	(88)	—	—
Other	(57)	—	—	7	—	(50)

Net cash (used in) provided by financing activities	(347)	750	(726)	(181)	—	(504)

Change in cash and cash equivalents	—	—	72	35	—	107
Cash and cash equivalents at beginning of period	—	—	113	533	—	646

Cash and cash equivalents at end of period	$—	$—	$185	$568	$—	$753

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

The above supplemental condensed consolidating financial information for the quarter ended March 31, 2017 has been adjusted to properly record the impact of certain subsidiaries that were non-guarantors becoming guarantors, primarily related to the Company acquiring previous noncontrolling interests of non-guarantor subsidiaries that then became guarantor subsidiaries. The impact of these adjustments was immaterial as they had no impact to our consolidated income statements, balance sheets or statements of cash flows, had no impact on any liquidity measures of the Company, nor did they impact any financial ratios based on our consolidated balance sheets or income statements. There was also no impact to our loan covenant reporting or compliance. The impact of the adjustments was limited to reclassifications between the Subsidiary Guarantors and Subsidiary Non-Guarantors columns of the condensed consolidating financial statements. The application of these adjustments to the consolidating information for the quarter ended March 31, 2017 is summarized as follows (dollars in millions):

	As Previously Reported	Adjustment	As Adjusted
Quarter ended March 31, 2017
Net income (loss) attributable to HCA Healthcare, Inc.:
HCA Healthcare, Inc. Issuer	$659	$—	$659
HCA Inc. Issuer	(463)	—	(463)
Subsidiary Guarantors	818	81	899
Subsidiary Non-Guarantors	253	(81)	172
Eliminations	(608)	—	(608)

Condensed Consolidated	$659	$—	$659

	As Previously Reported	Adjustment	As Adjusted
Quarter ended March 31, 2017
Net cash provided (used in) operating activities:
HCA Healthcare, Inc. Issuer	$347	$—	$347
HCA Inc. Issuer	(750)	—	(750)
Subsidiary Guarantors	983	125	1,108
Subsidiary Non-Guarantors	700	(125)	575
Eliminations	—	—	—

Condensed Consolidated	$1,280	$—	$1,280

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), including the effects of any repeal of, or changes to, the Health Reform Law or changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology, (23) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (24) changes in interpretations, assumptions and expectations regarding the 2017 Tax Cuts and Jobs Act, including additional guidance that may be issued by federal and state taxing authorities or other standard-setting bodies, and (25) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2018 Operations Summary

Revenues increased to $11.423 billion in the first quarter of 2018 from $10.623 billion in the first quarter of 2017. Net income attributable to HCA Healthcare, Inc. totaled $1.144 billion, or $3.18 per diluted share, for the quarter ended March 31, 2018, compared to $659 million, or $1.74 per diluted share, for the quarter ended March 31, 2017. First quarter 2018 results include net gains on sales of facilities of $405 million, or $0.85 per diluted share. Our provision for income taxes for the first quarters of 2018 and 2017 included tax benefits of $92 million, or $0.26 per diluted share, and $67 million, or $0.18 per diluted share, respectively, related to employee equity award settlements. First quarter 2018 results also included our recognition of a reduction to the provision for income taxes of $0.20 per diluted share related to the estimated impact of tax rate changes under The 2017 Tax Cuts and Jobs Act which, along with other revisions, lowered the federal statutory corporate tax rate from 35% to 21% beginning in 2018. Cash flows from operating activities increased $20 million from $1.280 billion for the first quarter of 2017 to $1.300 billion for the first quarter of 2018. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 359.749 million shares for the quarter ended March 31, 2018 and 379.980 million shares for the quarter ended March 31, 2017. During 2017 and the first quarter of 2018, we repurchased 25.092 million shares and 4.370 million shares of our common stock, respectively.

Revenues increased 7.5% on a consolidated basis and increased 5.8% on a same facility basis for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. The increase in consolidated revenues can be attributed to the combined impact of a 2.9% increase in revenue per equivalent admission and a 4.6% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 1.8% increase in same facility equivalent admissions.

During the quarter ended March 31, 2018, consolidated admissions and same facility admissions increased 4.6% and 2.2%, respectively, compared to the quarter ended March 31, 2017. Surgeries increased 2.3% on a consolidated basis and declined 0.2% on a same facility basis during the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. Emergency department visits increased 6.4% on a consolidated basis and increased 3.5% on a same facility basis during the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. Same facility uninsured admissions increased 10.1% for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017.

Results of Operations

Revenue/Volume Trends

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

Revenues increased 7.5% from $10.623 billion in the first quarter of 2017 to $11.423 billion in the first quarter of 2018. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters ended March 31, 2018 and 2017 are summarized in the following table (dollars in millions):

	2018	Ratio	2017	Ratio
Medicare	$2,524	22.1%	$2,361	22.2%
Managed Medicare	1,399	12.3	1,183	11.1
Medicaid	281	2.5	294	2.8
Managed Medicaid	561	4.9	589	5.5
Managed care and insurers	6,062	53.1	5,623	52.9
International (managed care and insurers)	305	2.7	269	2.5
Other	291	2.4	304	3.0

Revenues	$11,423	100.0%	$10,623	100.0%

Consolidated and same facility revenue per equivalent admission increased 2.9% and 3.9%, respectively, in the first quarter of 2018, compared to the first quarter of 2017. Consolidated and same facility equivalent admissions increased 4.6% and 1.8%, respectively, in the first quarter of 2018, compared to the first quarter of 2017. Consolidated and same facility outpatient surgeries increased 2.2% and declined 0.5%, respectively, in the first quarter of 2018, compared to the first quarter of 2017. Consolidated and same facility inpatient surgeries increased 2.5% and 0.3%, respectively, in the first quarter of 2018, compared to the first quarter of 2017. Consolidated and same facility emergency department visits increased 6.4% and 3.5%, respectively, in the first quarter of 2018, compared to the first quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2018 and 2017 follows (dollars in millions):

	2018	2017
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$9,867	$9,149
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.4%	12.8%

Total uncompensated care	$6,252	$5,327
Multiply by the cost-to-charges ratio	12.4%	12.8%

Estimated cost of total uncompensated care	$775	$682

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 35.4% and 33.4% for the quarters ended March 31, 2018 and 2017, respectively.

Same facility uninsured admissions increased by 3,259 admissions, or 10.1%, in the first quarter of 2018, compared to the first quarter of 2017. Same facility uninsured admissions in 2017, compared to 2016, increased 6.4% in the fourth quarter of 2017, increased 6.4% in the third quarter of 2017, increased 4.9% in the second quarter of 2017 and increased 3.2% in the first quarter of 2017.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters ended March 31, 2018 and 2017 are set forth in the following table.

	2018	2017
Medicare	31%	32%
Managed Medicare	18	16
Medicaid	5	5
Managed Medicaid	12	12
Managed care and insurers	27	28
Uninsured	7	7

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, and managed care and insurers for the quarters ended March 31, 2018 and 2017 are set forth in the following table.

	2018	2017
Medicare	29%	30%
Managed Medicare	14	13
Medicaid	4	4
Managed Medicaid	5	6
Managed care and insurers	48	47

	100%	100%

At March 31, 2018, we had 91 hospitals in the states of Texas and Florida. During the first quarter of 2018, 57% of our admissions and 49% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 70% of our uninsured admissions during the first quarter of 2018.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $98 million and $106 million during the first quarters of 2018 and 2017, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results of operations for the quarters ended March 31, 2018 and 2017 (dollars in millions):

	2018		2017
	Amount	Ratio	Amount	Ratio
Revenues	$11,423	100.0	$10,623	100.0

Salaries and benefits	5,289	46.3	4,901	46.1
Supplies	1,915	16.8	1,797	16.9
Other operating expenses	2,110	18.5	1,930	18.2
Equity in earnings of affiliates	(9)	(0.1)	(10)	(0.1)
Depreciation and amortization	553	4.7	521	5.0
Interest expense	431	3.8	419	3.9
Gains on sales of facilities	(405)	(3.5)	(1)	—

	9,884	86.5	9,557	90.0

Income before income taxes	1,539	13.5	1,066	10.0
Provision for income taxes	257	2.3	289	2.7

Net income	1,282	11.2	777	7.3
Net income attributable to noncontrolling interests	138	1.2	118	1.1

Net income attributable to HCA Healthcare, Inc.	$1,144	10.0	$659	6.2

% changes from prior year:
Revenues	7.5%		3.5%
Income before income taxes	44.4		(2.7)
Net income attributable to HCA Healthcare, Inc.	73.5		(5.0)
Admissions(a)	4.6		1.3
Equivalent admissions(b)	4.6		1.8
Revenue per equivalent admission	2.9		1.7
Same facility % changes from prior year(c):
Revenues	5.8		3.3
Admissions(a)	2.2		1.2
Equivalent admissions(b)	1.8		1.6
Revenue per equivalent admission	3.9		1.7

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2018 and 2017

Net income attributable to HCA Healthcare, Inc. totaled $1.144 billion, or $3.18 per diluted share, for the first quarter of 2018, compared to $659 million, or $1.74 per diluted share, for the first quarter of 2017. First quarter 2018 results include net gains on sales of facilities of $405 million, or $0.85 per diluted share. Our provisions for income taxes for the first quarters of 2018 and 2017 included tax benefits of $92 million, or $0.26 per diluted share, and $67 million, or $0.18 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 359.749 million shares for the quarter ended March 31, 2018 and 379.980 million shares for the quarter ended March 31, 2017. During 2017 and the first quarter of 2018, we repurchased 25.092 million and 4.370 million shares of our common stock, respectively.

Revenues increased 7.5% due to the combined impact of revenue per equivalent admission growth of 2.9% and a 4.6% increase in equivalent admissions for the first quarter of 2018 compared to the first quarter of 2017. Same facility revenues increased 5.8% due to the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 1.8% increase in same facility equivalent admissions for the first quarter of 2018 compared to the first quarter of 2017.

Salaries and benefits, as a percentage of revenues, were 46.3% in the first quarter of 2018 and 46.1% in the first quarter of 2017. Salaries and benefits per equivalent admission increased 3.2% in the first quarter of 2018 compared to the first quarter of 2017. Same facility labor rate increases averaged 3.4% for the first quarter of 2018 compared to the first quarter of 2017.

Supplies, as a percentage of revenues, were 16.8% in the first quarter of 2018 and 16.9% in the first quarter of 2017. Supply costs per equivalent admission increased 1.9% in the first quarter of 2018 compared to the first quarter of 2017. Supply costs per equivalent admission increased 1.6% for medical devices and 5.7% for general medical and surgical items and declined 6.0% for pharmacy supplies in the first quarter of 2018 compared to the first quarter of 2017.

Other operating expenses, as a percentage of revenues, were 18.5% in the first quarter of 2018 and 18.2% in the first quarter of 2017. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $120 million and $119 million for the first quarters of 2018 and 2017, respectively.

Equity in earnings of affiliates was $9 million and $10 million in the first quarters of 2018 and 2017, respectively.

Depreciation and amortization increased $32 million, from $521 million in the first quarter of 2017 to $553 million in the first quarter of 2018. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.

Interest expense was $431 million in the first quarter of 2018 and $419 million in the first quarter of 2017. Our average debt balance was $33.140 billion for the first quarter of 2018 compared to $31.387 billion for the first quarter of 2017. The average effective interest rate for our long-term debt declined to 5.3% from 5.4% for the quarters ended March 31, 2018 and 2017, respectively.

During the first quarters of 2018 and 2017, we recorded net gains on sales of facilities of $405 million and $1 million, respectively. The net gains on sales of facilities for 2018 related primarily to the sale of the two hospital facilities in our Oklahoma market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2018 and 2017 (continued)

The effective tax rates were 18.4% and 30.4% for the first quarters of 2018 and 2017, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first quarters of 2018 and 2017 included tax benefits of $92 million and $67 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first quarters of 2018 and 2017 would have been 25.0% and 37.5%, respectively. The reduction in the effective tax rate was primarily related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act which, along with other revisions, lowered the federal statutory corporate tax rate from 35% to 21% beginning in 2018.

Net income attributable to noncontrolling interests increased from $118 million for the first quarter of 2017 to $138 million for the first quarter of 2018. The increase in net income attributable to noncontrolling interests related primarily to one of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.300 billion in the first quarter of 2018 compared to $1.280 billion in the first quarter of 2017. The combined interest payments and net tax payments in the first quarters of 2018 and 2017 were $560 million and $537 million, respectively. Working capital totaled $2.913 billion at March 31, 2018 and $3.819 billion at December 31, 2017. The decline in working capital of $906 million is primarily related to the net effect of an increase in long-term debt due within one year of $1.497 billion and an increase in cash and cash equivalents of $354 million.

Cash used in investing activities was $335 million in the first quarter of 2018 compared to $669 million in the first quarter of 2017. Acquisitions of hospitals and health care entities increased from $90 million in the first quarter of 2017 to $379 million in the first quarter of 2018. Excluding acquisitions, capital expenditures were $694 million in the first quarter of 2018 and $571 million in the first quarter of 2017. Capital expenditures, excluding acquisitions, are expected to approximate $3.5 billion in 2018. At March 31, 2018, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Disposals of hospitals and health care entities increased $763 million for the first quarter of 2018 compared to the first quarter of 2017 primarily related to the sale of the two hospital facilities in our Oklahoma market.

Cash used in financing activities totaled $611 million in the first quarter of 2018 compared to $504 million in the first quarter of 2017. During the first quarter of 2018, net cash flows used in financing activities included a net increase of $220 million in our indebtedness, payment of cash dividends of $123 million, repurchases of common stock of $423 million and distributions to noncontrolling interests of $92 million. During the first quarter of 2017, net cash flows used in financing activities included a net increase of $117 million in our indebtedness, repurchases of common stock of $424 million and distributions to noncontrolling interests of $145 million.

On January 30, 2018, our Board of Directors initiated and declared a quarterly dividend of $0.35 per share on our common stock. Dividend payments of $123 million were paid on March 30, 2018 to stockholders of record on March 1, 2018.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $33.291 billion at March 31, 2018. Our interest expense was $431 million for the first quarter of 2018 and $419 million for the first quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.777 billion and $1.742 billion available as of March 31, 2018 and April 30, 2018, respectively) and anticipated access to public and private debt markets.

During March 2018, we entered into a joinder agreement to refinance our existing senior secured term B-8 loan credit facility maturing on February 15, 2024, repay a portion of our existing senior secured term B-9 loan credit facility maturing on March 18, 2023 and pay related fees and expenses with a new $1.500 billion senior secured term B-10 loan credit facility maturing on March 13, 2025. The senior secured term B-10 loan credit facility will bear interest at LIBOR plus an applicable margin of 2.00% or a base rate plus an applicable margin of 1.00%, compared to applicable margins of 2.25% and 1.25%, respectively, under the senior secured term B-8 loan credit facility.

During March 2018, we also entered into an additional joinder agreement to refinance a portion of our existing senior secured term B-9 loan credit facility maturing on March 18, 2023 and pay related fees and expenses with a new approximately $1.166 billion senior secured term B-11 loan credit facility maturing on March 18, 2023. The senior secured term B-11 loan credit facility will bear interest at LIBOR plus an applicable margin of 1.75% or a base rate plus an applicable margin of 0.75%, compared to applicable margins of 2.00% and 1.00%, respectively, under the senior secured term B-9 loan credit facility.

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $461 million and $472 million at March 31, 2018 and December 31, 2017, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $188 million and $194 million at March 31, 2018 and December 31, 2017, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.457 billion and $1.409 billion at March 31, 2018 and December 31, 2017, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $434 million. We estimate that approximately $394 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $461 million at March 31, 2018. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2018, we had a net unrealized gain of $5 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $5.324 billion of long-term debt at March 31, 2018 was subject to variable rates of interest, while the remaining balance in long-term debt of $27.967 billion at March 31, 2018 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt declined from 5.4% for the quarter ended March 31, 2017 to 5.3% for the quarter ended March 31, 2018.

The estimated fair value of our total long-term debt was $34.084 billion at March 31, 2018. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $53 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2018	2017
Number of hospitals in operation at:
March 31	178	171
June 30		172
September 30		177
December 31		179
Number of freestanding outpatient surgical centers in operation at:
March 31	120	118
June 30		119
September 30		119
December 31		120
Licensed hospital beds at(a):
March 31	46,745	44,374
June 30		44,727
September 30		46,250
December 31		46,738
Weighted average licensed beds(b):
Quarter:
First	46,686	44,362
Second		44,605
Third		45,887
Fourth		46,636
Year		45,380
Average daily census(c):
Quarter:
First	28,130	26,699
Second		25,353
Third		25,653
Fourth		26,304
Year		26,000
Admissions(d):
Quarter:
First	507,873	485,761
Second		473,174
Third		482,557
Fourth		495,121
Year		1,936,613
Equivalent admissions(e):
Quarter:
First	849,164	812,192
Second		809,367
Third		818,887
Fourth		845,986
Year		3,286,432

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

Average length of stay (days)(f):
Quarter:
First	5.0	4.9
Second		4.9
Third		4.9
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,302,112	2,163,138
Second		2,116,123
Third		2,130,460
Fourth		2,214,416
Year		8,624,137
Outpatient surgeries(h):
Quarter:
First	230,869	225,915
Second		234,215
Third		224,252
Fourth		250,925
Year		935,307
Inpatient surgeries(i):
Quarter:
First	136,650	133,341
Second		134,553
Third		137,187
Fourth		141,147
Year		546,228
Days revenues in accounts receivable(j):
Quarter:
First	50	48
Second		49
Third		51
Fourth		52
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second		37%
Third		38%
Fourth		39%
Year		38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the quarter divided by revenues per day.
(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2017, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2018, we repurchased 4,370,398 shares of our common stock at an average price of $96.80 per share through market purchases pursuant to the $2 billion share repurchase program authorized during October 2017. At March 31, 2018, we had $1.379 billion of repurchase authorization available under the October 2017 authorization.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2018 through March 31, 2018 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2018 through January 31, 2018	1,261,600	$87.61	1,261,600	$1,692
February 1, 2018 through February 28, 2018	1,451,467	$99.65	1,451,467	$1,547
March 1, 2018 through March 31, 2018	1,657,331	$101.29	1,657,331	$1,379

Total for first quarter 2018	4,370,398	$96.80	4,370,398	$1,379

On April 30, 2018, our Board of Directors declared a quarterly dividend of $0.35 per share on our common stock payable on June 29, 2018 to stockholders of record on June 1, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM	6. EXHIBITS

(a) List of Exhibits:

4.1	—

Joinder Agreement No. 6, dated as of March 13, 2018, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 13, 2018 (File No. 001-11239), and incorporated herein by reference).

4.2	—

Joinder Agreement No. 7, dated as of March 13, 2018, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 13, 2018 (File No. 001-11239), and incorporated herein by reference).

10.1	—

HCA Healthcare, Inc. 2018 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2018 (File No. 001-11239), and incorporated herein by reference).*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters ended March 31, 2018 and 2017, filed with the SEC on May 8, 2018, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, (ii) the condensed consolidated income statements for the quarters ended March 31, 2018 and 2017, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2018 and 2017, (iv) the condensed consolidated statements of cash flows for the quarters ended March 31, 2018 and 2017 and (v) the notes to condensed consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: May 8, 2018