Form 10-Q
period 2018-06-30
HCA Healthcare, Inc.
filed 2018-08-03
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2018
Voting common stock, $.01 par value	346,046,000 shares

HCA HEALTHCARE, INC.

Form 10-Q

June 30, 2018

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2018	2017	2018	2017
Revenues	$11,529	$10,733	$22,952	$21,356

Salaries and benefits	5,274	4,896	10,563	9,797
Supplies	1,917	1,795	3,832	3,592
Other operating expenses	2,118	1,965	4,228	3,895
Equity in earnings of affiliates	(7)	(13)	(16)	(23)
Depreciation and amortization	562	521	1,115	1,042
Interest expense	436	411	867	830
Gains on sales of facilities	(9)	(2)	(414)	(3)

	10,291	9,573	20,175	19,130

Income before income taxes	1,238	1,160	2,777	2,226
Provision for income taxes	272	365	529	654

Net income	966	795	2,248	1,572
Net income attributable to noncontrolling interests	146	138	284	256

Net income attributable to HCA Healthcare, Inc.	$820	$657	$1,964	$1,316

Per share data:
Basic earnings	$2.35	$1.79	$5.62	$3.58
Diluted earnings	$2.31	$1.75	$5.50	$3.48
Cash dividends declared	$0.35	$—	$0.70	$—
Shares used in earnings per share calculations (in millions):
Basic	348.615	365.847	349.726	368.056
Diluted	355.039	375.338	357.388	377.647

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2018	2017	2018	2017
Net income	$966	$795	$2,248	$1,572
Other comprehensive income (loss) before taxes:
Foreign currency translation	(76)	45	(22)	55
Unrealized (losses) gains on available-for-sale securities	(1)	2	(6)	5
Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	5	4	10	9

	5	4	10	9
Change in fair value of derivative financial instruments	15	(11)	50	(8)
Interest (benefits) costs included in interest expense	(2)	6	(2)	13

	13	(5)	48	5

Other comprehensive (loss) income before taxes	(59)	46	30	74
Income taxes related to other comprehensive income items	5	19	13	29

Other comprehensive (loss) income	(64)	27	17	45

Comprehensive income	902	822	2,265	1,617
Comprehensive income attributable to noncontrolling interests	146	138	284	256

Comprehensive income attributable to HCA Healthcare, Inc.	$756	$684	$1,981	$1,361

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$868	$732
Accounts receivable	6,592	6,501
Inventories	1,636	1,573
Other	1,298	1,171

	10,394	9,977

Property and equipment, at cost	41,142	40,084
Accumulated depreciation	(22,598)	(22,189)

	18,544	17,895

Investments of insurance subsidiaries	414	418
Investments in and advances to affiliates	234	199
Goodwill and other intangible assets	7,459	7,394
Other	697	710

	$37,742	$36,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,457	$2,606
Accrued salaries	1,315	1,369
Other accrued expenses	2,161	1,983
Long-term debt due within one year	1,692	200

	7,625	6,158

Long-term debt, less net debt issuance costs of $151 and $164	31,500	32,858
Professional liability risks	1,283	1,198
Income taxes and other liabilities	1,459	1,374

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 346,760,200 shares in 2018 and 350,091,600 shares in 2017	3	4
Accumulated other comprehensive loss	(261)	(278)
Retained deficit	(5,731)	(6,532)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(5,989)	(6,806)
Noncontrolling interests	1,864	1,811

	(4,125)	(4,995)

	$37,742	$36,593

See accompanying notes.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Unaudited

(Dollars in millions)

	2018	2017
Cash flows from operating activities:
Net income	$2,248	$1,572
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(233)	81
Inventories and other assets	(200)	(178)
Accounts payable and accrued expenses	31	(298)
Depreciation and amortization	1,115	1,042
Income taxes	118	267
Gains on sales of facilities	(414)	(3)
Amortization of debt issuance costs	15	16
Share-based compensation	134	140
Other	51	45

Net cash provided by operating activities	2,865	2,684

Cash flows from investing activities:
Purchase of property and equipment	(1,574)	(1,304)
Acquisition of hospitals and health care entities	(538)	(295)
Disposal of hospitals and health care entities	799	14
Change in investments	23	(11)
Other	(25)	5

Net cash used in investing activities	(1,315)	(1,591)

Cash flows from financing activities:
Issuances of long-term debt	—	1,502
Net change in revolving bank credit facilities	210	(1,160)
Repayment of long-term debt	(101)	(95)
Distributions to noncontrolling interests	(185)	(248)
Payment of debt issuance costs	(2)	(25)
Payment of cash dividends	(245)	—
Repurchases of common stock	(893)	(966)
Other	(192)	(42)

Net cash used in financing activities	(1,408)	(1,034)

Effect of exchange rate changes on cash and cash equivalents	(6)	—

Change in cash and cash equivalents	136	59
Cash and cash equivalents at beginning of period	732	646

Cash and cash equivalents at end of period	$868	$705

Interest payments	$873	$834
Income tax payments, net	$411	$387

See accompanying notes.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2018, these affiliates owned and operated 178 hospitals, 122 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $83 million and $82 million for the quarters ended June 30, 2018 and 2017, respectively, and $164 million each for the six months ended June 30, 2018 and 2017. Operating results for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters and six months ended June 30, 2018 and 2017 are summarized in the following table (dollars in millions):

	Quarter
	2018	Ratio	2017	Ratio
Medicare	$2,425	21.0%	$2,272	21.2%
Managed Medicare	1,345	11.7	1,158	10.8
Medicaid	357	3.1	376	3.5
Managed Medicaid	586	5.1	527	4.9
Managed care and insurers	5,993	51.9	5,729	53.4
International (managed care and insurers)	295	2.6	269	2.5
Other	528	4.6	402	3.7

Revenues	$11,529	100.0%	$10,733	100.0%

	Six Months
	2018	Ratio	2017	Ratio
Medicare	$4,949	21.6%	$4,633	21.7%
Managed Medicare	2,744	12.0	2,341	11.0
Medicaid	638	2.8	670	3.1
Managed Medicaid	1,147	5.0	1,116	5.2
Managed care and insurers	12,055	52.5	11,352	53.2
International (managed care and insurers)	600	2.6	538	2.5
Other	819	3.5	706	3.3

Revenues	$22,952	100.0%	$21,356	100.0%

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

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Prior to November 2017, patients treated at hospitals for non-elective care, who have income at or below 200% of the federal poverty level, were eligible for charity care. During November 2017, we expanded our charity policy to include patients who have income above 200%, but at or below 400%, of the federal poverty level and we will limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our results of operations. At June 30, 2018 and December 31, 2017, estimated implicit price concessions of $5.736 billion and $5.488 billion, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2018 and 2017 follows (dollars in millions):

	Quarter		Six Months
	2018	2017	2018	2017
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$9,871	$9,177	$19,738	$18,326
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.6%	13.0%	12.5%	12.9%
Total uncompensated care	$6,486	$5,721	$12,738	$11,048
Multiply by the cost-to-charges ratio	12.6%	13.0%	12.5%	12.9%

Estimated cost of total uncompensated care	$817	$743	$1,592	$1,425

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 36.0% and 34.8% for the quarters ended June 30, 2018 and 2017, respectively, and 35.7% and 34.1% for the six months ended June 30, 2018 and 2017, respectively. The total uncompensated care amounts include charity care of $1.977 billion and $1.173 billion, and the related estimated costs of charity care were $249 million and $152 million for the quarters ended June 30, 2018 and 2017, respectively, and charity care of $3.856 billion and $2.259 billion, and the related estimated costs of charity care were $482 million and $291 million for the six months ended June 30, 2018 and 2017, respectively.

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

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2018, we paid $360 million to acquire a hospital facility and $178 million to acquire other nonhospital health care entities. During the six months ended June 30, 2017, we paid $189 million to acquire three hospital facilities and $106 million to acquire other nonhospital health care entities.

During the six months ended June 30, 2018, we received proceeds of $758 million and recognized a net pretax gain of $372 million related to the sale of the two hospital facilities in our Oklahoma market. During the

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS (continued)

six months ended June 30, 2018, we also received proceeds of $41 million and recognized a net pretax gain of $42 million related to sales of real estate and other investments. During the six months ended June 30, 2017, we received proceeds of $14 million and recognized a net pretax gain of $3 million related to sales of real estate and other investments.

NOTE 3 — INCOME TAXES

Our provision for income taxes for the quarters ended June 30, 2018 and 2017, was $272 million and $365 million, respectively, and the effective tax rates were 24.9% and 35.8%, respectively. Our provision for income taxes for the six months ended June 30, 2018 and 2017, was $529 million and $654 million, respectively, and the effective tax rates were 21.2% and 33.2%, respectively. The reductions in the effective tax rates were primarily related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act (the “Tax Act”). Our provision for income taxes for the quarter and six months ended June 30, 2018 included tax benefits, of $122 million and $245 million, respectively, related to the reduction in our effective tax rate related to the impact of the Tax Act. Our provision for income taxes also included tax benefits related to the settlement of employee equity awards of $4 million and $9 million for the quarters ended June 30, 2018 and 2017, respectively, and $96 million and $76 million for the six months ended June 30, 2018 and 2017, respectively. The Tax Act was enacted on December 22, 2017, and it significantly revised U.S. corporate income taxes, including lowering the federal statutory corporate tax rate from 35% to 21% beginning in 2018. Due to the complexity and uncertainty regarding numerous provisions of the Tax Act, we have not completed our accounting for its effects. However, we have made reasonable estimates and recorded provisional amounts in our financial statements as of June 30, 2018.

As we complete our analysis of the Tax Act, we may make adjustments to the provisional amounts and record additional amounts for those federal, state, and foreign tax assets and liabilities for which we were unable to make reasonable estimates as of June 30, 2018. Any adjustments or additional amounts recorded may materially impact our provision for income taxes and effective tax rate in the periods in which they are made.

Our liability for unrecognized tax benefits was $461 million, including accrued interest of $54 million, as of June 30, 2018 ($439 million and $44 million, respectively, as of December 31, 2017). Unrecognized tax benefits of $159 million ($145 million as of December 31, 2017) would affect the effective rate, if recognized.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2018 and 2017 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2018	2017	2018	2017
Net income attributable to HCA Healthcare, Inc.	$820	$657	$1,964	$1,316

Weighted average common shares outstanding	348.615	365.847	349.726	368.056
Effect of dilutive incremental shares	6.424	9.491	7.662	9.591

Shares used for diluted earnings per share	355.039	375.338	357.388	377.647

Earnings per share:
Basic earnings	$2.35	$1.79	$5.62	$3.58
Diluted earnings	$2.31	$1.75	$5.50	$3.48

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2018 and December 31, 2017 follows (dollars in millions):

	June 30, 2018
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$337	$5	$(1)	$341
Money market funds and other	118	—	—	118

	$455	$5	$(1)	459

Amounts classified as current assets				(45)

Investment carrying value				$414

	December 31, 2017
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$361	$10	$—	$371
Money market funds and other	101	—	—	101

	$462	$10	$—	472

Amounts classified as current assets				(54)

Investment carrying value				$418

At June 30, 2018 and December 31, 2017, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at June 30, 2018 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$24	$25
Due after one year through five years	50	50
Due after five years through ten years	218	221
Due after ten years	45	45

	$337	$341

The average expected maturity of the investments in debt securities at June 30, 2018 was 6.5 years, compared to the average scheduled maturity of 8.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2018 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$83
Pay-fixed interest rate swaps	500	December 2022	15

During the next 12 months, we estimate $20 million will be reclassified from other comprehensive income (“OCI”) and will reduce interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the six months ended June 30, 2018 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Gain Reclassified from Accumulated OCI into Operations	Amount of Gain Reclassified from Accumulated OCI into Operations
Interest rate swaps	$39	Interest expense	$2

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at June 30, 2018 and December 31, 2017, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$341	$—	$341	$—
Money market funds and other	118	118	—	—

Investments of insurance subsidiaries	459	118	341	—
Less amounts classified as current assets	(45)	(45)	—	—

	$414	73	$341	$—

Interest rate swaps (Other)	$98	$—	$98	$—

	December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$371	$—	$371	$—
Money market funds and other	101	101	—	—

Investments of insurance subsidiaries	472	101	371	—
Less amounts classified as current assets	(54)	(54)	—	—

	$418	$47	$371	$—

Interest rate swaps (Other)	$50	$—	$50	$—

The estimated fair value of our long-term debt was $33.649 billion and $34.689 billion at June 30, 2018 and December 31, 2017, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $33.343 billion and $33.222 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2018 and December 31, 2017, including related interest rates at June 30, 2018, follows (dollars in millions):

	June 30, 2018	December 31, 2017
Senior secured asset-based revolving credit facility (effective interest rate of 3.6%)	$3,750	$3,680
Senior secured revolving credit facility (effective interest rate of 3.6%)	140	—
Senior secured term loan facilities (effective interest rate of 3.5%)	3,849	3,891
Senior secured notes (effective interest rate of 5.4%)	15,300	15,300
Other senior secured debt (effective interest rate of 5.8%)	552	599

Senior secured debt	23,591	23,470
Senior unsecured notes (effective interest rate of 6.4%)	9,752	9,752
Net debt issuance costs	(151)	(164)

Total debt (average life of 6.4 years, rates averaging 5.3%)	33,192	33,058
Less amounts due within one year	1,692	200

	$31,500	$32,858

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CAPITAL STRUCTURE

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Healthcare, Inc. and changes in equity attributable to noncontrolling interests, are as follows (dollars and shares in millions):

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
	Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Equity Attributable to Noncontrolling Interests	Total
	Shares	Par Value
Balances at December 31, 2017	350.092	$4	$(278)	$(6,532)	$1,811	$(4,995)
Comprehensive income	—	—	17	1,964	284	2,265
Repurchase of common stock	(9.040)	(1)	—	(892)	—	(893)
Dividends and distributions	—	—	—	(250)	(185)	(435)
Share-based benefit plans	5.708	—	—	(18)	—	(18)
Dispositions of entities with noncontrolling interests	—	—	—	—	(53)	(53)
Other	—	—	—	(3)	7	4

Balances at June 30, 2018	346.760	$3	$(261)	$(5,731)	$1,864	$(4,125)

During the six months ended June 30, 2018, we repurchased 9.040 million shares of our common stock at an average price of $98.73 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during October 2017. At June 30, 2018, we had $910 million of repurchase authorization available under the October 2017 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2017	$7	$(149)	$(168)	$32	$(278)
Unrealized losses on available-for-sale securities, net of $1 income tax benefit	(5)	—	—	—	(5)
Foreign currency translation adjustments	—	(22)	—	—	(22)
Change in fair value of derivative instruments, net of $11 of income taxes	—	—	—	39	39
Expense (income) reclassified into operations from other comprehensive income, net of $3 income tax benefit and $- income taxes, respectively	—	—	7	(2)	5

Balances at June 30, 2018	$2	$(171)	$(161)	$69	$(261)

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

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2018 and 2017 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2018	2017	2018	2017
Revenues:
National Group	$5,609	$5,160	$11,177	$10,308
American Group	5,390	5,093	10,717	10,088
Corporate and other	530	480	1,058	960

	$11,529	$10,733	$22,952	$21,356

Equity in earnings of affiliates:
National Group	$(2)	$(4)	$(4)	$(9)
American Group	(10)	(10)	(19)	(18)
Corporate and other	5	1	7	4

	$(7)	$(13)	$(16)	$(23)

Adjusted segment EBITDA:
National Group	$1,284	$1,162	$2,466	$2,293
American Group	1,147	1,040	2,178	2,047
Corporate and other	(204)	(112)	(299)	(245)

	$2,227	$2,090	$4,345	$4,095

Depreciation and amortization:
National Group	$232	$217	$457	$431
American Group	255	238	507	476
Corporate and other	75	66	151	135

	$562	$521	$1,115	$1,042

Adjusted segment EBITDA	$2,227	$2,090	$4,345	$4,095
Depreciation and amortization	562	521	1,115	1,042
Interest expense	436	411	867	830
Gains on sales of facilities	(9)	(2)	(414)	(3)

Income before income taxes	$1,238	$1,160	$2,777	$2,226

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

Our summarized condensed consolidating comprehensive income statements for the quarters and six months ended June 30, 2018 and 2017, condensed consolidating balance sheets at June 30, 2018 and December 31, 2017 and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$6,774	$4,755	$—	$11,529

Salaries and benefits	—	—	3,025	2,249	—	5,274
Supplies	—	—	1,127	790	—	1,917
Other operating expenses	4	—	1,122	992	—	2,118
Equity in earnings of affiliates	(852)	—	(1)	(6)	852	(7)
Depreciation and amortization	—	—	329	233	—	562
Interest expense	16	867	(389)	(58)	—	436
Losses (gains) on sales of facilities	—	—	23	(32)	—	(9)
Management fees	—	—	(157)	157	—	—

	(832)	867	5,079	4,325	852	10,291

Income (loss) before income taxes	832	(867)	1,695	430	(852)	1,238
Provision (benefit) for income taxes	12	(201)	389	72	—	272

Net income (loss)	820	(666)	1,306	358	(852)	966
Net income attributable to noncontrolling interests	—	—	22	124	—	146

Net income (loss) attributable to HCA Healthcare, Inc.	$820	$(666)	$1,284	$234	$(852)	$820

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$756	$(656)	$1,287	$157	$(788)	$756

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Revenues	$—	$—	$6,369	$4,364	$—	$10,733

Salaries and benefits	—	—	2,870	2,026	—	4,896
Supplies	—	—	1,055	740	—	1,795
Other operating expenses	4	—	1,064	897	—	1,965
Equity in earnings of affiliates	(658)	—	(1)	(12)	658	(13)
Depreciation and amortization	—	—	302	219	—	521
Interest expense	16	755	(315)	(45)	—	411
Losses (gains) on sales of facilities	—	—	(4)	2	—	(2)
Management fees	—	—	(160)	160	—	—

	(638)	755	4,811	3,987	658	9,573

Income (loss) before income taxes	638	(755)	1,558	377	(658)	1,160
Provision (benefit) for income taxes	(19)	(279)	565	98	—	365

Net income (loss)	657	(476)	993	279	(658)	795
Net income attributable to noncontrolling interests	—	—	27	111	—	138

Net income (loss) attributable to HCA Healthcare, Inc.	$657	$(476)	$966	$168	$(658)	$657

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$684	$(480)	$969	$196	$(685)	$684

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$13,550	$9,402	$—	$22,952

Salaries and benefits	—	—	6,094	4,469	—	10,563
Supplies	—	—	2,268	1,564	—	3,832
Other operating expenses	5	—	2,250	1,973	—	4,228
Equity in earnings of affiliates	(1,942)	—	(3)	(13)	1,942	(16)
Depreciation and amortization	—	—	652	463	—	1,115
Interest expense	32	1,704	(756)	(113)	—	867
Gains on sales of facilities	—	—	(372)	(42)	—	(414)
Management fees	—	—	(315)	315	—	—

	(1,905)	1,704	9,818	8,616	1,942	20,175

Income (loss) before income taxes	1,905	(1,704)	3,732	786	(1,942)	2,777
Provision (benefit) for income taxes	(59)	(396)	856	128	—	529

Net income (loss)	1,964	(1,308)	2,876	658	(1,942)	2,248
Net income attributable to noncontrolling interests	—	—	50	234	—	284

Net income (loss) attributable to HCA Healthcare, Inc.	$1,964	$(1,308)	$2,826	$424	$(1,942)	$1,964

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,981	$(1,271)	$2,833	$397	$(1,959)	$1,981

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Revenues	$—	$—	$12,705	$8,651	$—	$21,356

Salaries and benefits	—	—	5,774	4,023	—	9,797
Supplies	—	—	2,130	1,462	—	3,592
Other operating expenses	5	—	2,114	1,776	—	3,895
Equity in earnings of affiliates	(1,266)	—	(3)	(20)	1,266	(23)
Depreciation and amortization	—	—	612	430	—	1,042
Interest expense	32	1,488	(605)	(85)	—	830
Gains on sales of facilities	—	—	(3)	—	—	(3)
Management fees	—	—	(320)	320	—	—

	(1,229)	1,488	9,699	7,906	1,266	19,130

Income (loss) before income taxes	1,229	(1,488)	3,006	745	(1,266)	2,226
Provision (benefit) for income taxes	(87)	(549)	1,091	199	—	654

Net income (loss)	1,316	(939)	1,915	546	(1,266)	1,572
Net income attributable to noncontrolling interests	—	—	50	206	—	256

Net income (loss) attributable to HCA Healthcare, Inc.	$1,316	$(939)	$1,865	$340	$(1,266)	$1,316

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,361	$(936)	$1,871	$376	$(1,311)	$1,361

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$197	$671	$—	$868
Accounts receivable	—	—	3,873	2,719	—	6,592
Inventories	—	—	1,093	543	—	1,636
Other	—	—	743	555	—	1,298

	—	—	5,906	4,488	—	10,394

Property and equipment, net	—	—	11,842	6,702	—	18,544

Investments of insurance subsidiaries	—	—	—	414	—	414
Investments in and advances to affiliates	31,540	—	28	206	(31,540)	234
Goodwill and other intangible assets	—	—	5,429	2,030	—	7,459
Other	450	98	29	120	—	697

	$31,990	$98	$23,234	$13,960	$(31,540)	$37,742

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$—	$1,683	$773	$—	$2,457
Accrued salaries	—	—	836	479	—	1,315
Other accrued expenses	101	382	670	1,008	—	2,161
Long-term debt due within one year	—	1,597	61	34	—	1,692

	102	1,979	3,250	2,294	—	7,625

Long-term debt, net	995	30,048	282	175	—	31,500
Intercompany balances	36,325	(8,608)	(26,352)	(1,365)	—	—
Professional liability risks	—	—	—	1,283	—	1,283
Income taxes and other liabilities	557	—	388	514	—	1,459

	37,979	23,419	(22,432)	2,901	—	41,867

Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(5,989)	(23,321)	45,588	9,273	(31,540)	(5,989)
Noncontrolling interests	—	—	78	1,786	—	1,864

	(5,989)	(23,321)	45,666	11,059	(31,540)	(4,125)

	$31,990	$98	$23,234	$13,960	$(31,540)	$37,742

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,964	$(1,308)	$2,876	$658	$(1,942)	$2,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	—	2	(352)	(52)	—	(402)
Depreciation and amortization	—	—	652	463	—	1,115
Income taxes	118	—	—	—	—	118
Gains on sales of facilities	—	—	(372)	(42)	—	(414)
Amortization of debt issuance costs	—	15	—	—	—	15
Share-based compensation	—	—	134	—	—	134
Equity in earnings of affiliates	(1,942)	—	—	—	1,942	—
Other	43	—	—	8	—	51

Net cash provided by (used in) operating activities	183	(1,291)	2,938	1,035	—	2,865

Cash flows from investing activities:
Purchase of property and equipment	—	—	(900)	(674)	—	(1,574)
Acquisition of hospitals and health care entities	—	—	(438)	(100)	—	(538)
Disposition of hospitals and health care entities	—	—	767	32	—	799
Change in investments	—	—	17	6	—	23
Other	—	—	(30)	5	—	(25)

Net cash used in investing activities	—	—	(584)	(731)	—	(1,315)

Cash flows from financing activities:
Net change in revolving credit facilities	—	210	—	—	—	210
Repayment of long-term debt	—	(41)	(38)	(22)	—	(101)
Distributions to noncontrolling interests	—	—	(43)	(142)	—	(185)
Payment of debt issuance costs	—	(2)	—	—	—	(2)
Payment of cash dividends	(245)	—	—	—	—	(245)
Repurchases of common stock	(893)	—	—	—	—	(893)
Changes in intercompany balances with affiliates, net	1,150	1,124	(2,188)	(86)	—	—
Other	(196)	—	—	4	—	(192)

Net cash (used in) provided by financing activities	(184)	1,291	(2,269)	(246)	—	(1,408)

Effect on exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)

Change in cash and cash equivalents	(1)	—	85	52	—	136
Cash and cash equivalents at beginning of period	1	—	112	619	—	732

Cash and cash equivalents at end of period	$—	$—	$197	$671	$—	$868

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,316	$(939)	$1,915	$546	$(1,266)	$1,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	1	(189)	(196)	(11)	—	(395)
Depreciation and amortization	—	—	612	430	—	1,042
Income taxes	267	—	—	—	—	267
Gains on sales of facilities	—	—	(3)	—	—	(3)
Amortization of debt issuance costs	—	16	—	—	—	16
Share-based compensation	—	—	140	—	—	140
Equity in earnings of affiliates	(1,266)	—	—	—	1,266	—
Other	39	—	1	5	—	45

Net cash provided by (used in) operating activities	357	(1,112)	2,469	970	—	2,684

Cash flows from investing activities:
Purchase of property and equipment	—	—	(729)	(575)	—	(1,304)
Acquisition of hospitals and health care entities	—	—	(6)	(289)	—	(295)
Disposition of hospitals and health care entities	—	—	10	4	—	14
Change in investments	—	—	—	(11)	—	(11)
Other	—	—	2	3	—	5

Net cash used in investing activities	—	—	(723)	(868)	—	(1,591)

Cash flows from financing activities:
Issuance of long-term debt	—	1,500	—	2	—	1,502
Net change in revolving credit facilities	—	(1,160)	—	—	—	(1,160)
Repayment of long-term debt	—	(42)	(33)	(20)	—	(95)
Distributions to noncontrolling interests	—	—	(79)	(169)	—	(248)
Payment of debt issuance costs	—	(25)	—	—	—	(25)
Repurchases of common stock	(966)	—	—	—	—	(966)
Changes in intercompany balances with affiliates, net	671	839	(1,589)	79	—	—
Other	(62)	—	—	20	—	(42)

Net cash (used in) provided by financing activities	(357)	1,112	(1,701)	(88)	—	(1,034)

Change in cash and cash equivalents	—	—	45	14	—	59
Cash and cash equivalents at beginning of period	—	—	113	533	—	646

Cash and cash equivalents at end of period	$—	$—	$158	$547	$—	$705

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

The above supplemental condensed consolidating financial information for the quarter and six months ended June 30, 2017 has been adjusted to properly record the impact of certain subsidiaries that were non-guarantors becoming guarantors, primarily related to the Company acquiring previous noncontrolling interests of non-guarantor subsidiaries that then became guarantor subsidiaries. The impact of these adjustments was immaterial as they had no impact to our consolidated income statements, balance sheets or statements of cash flows, had no impact on any liquidity measures of the Company, nor did they impact any financial ratios based on our consolidated balance sheets or income statements. There was also no impact to our loan covenant reporting or compliance. The impact of the adjustments was limited to reclassifications between the Subsidiary Guarantors and Subsidiary Non-Guarantors columns of the condensed consolidating financial statements. The application of these adjustments to the consolidating information for the quarter and six months ended June 30, 2017 is summarized as follows (dollars in millions):

	As Previously Reported	Adjustment	As Adjusted
Quarter ended June 30, 2017
Net income (loss) attributable to HCA Healthcare, Inc.:
HCA Healthcare, Inc. Issuer	$657	$—	$657
HCA Inc. Issuer	(476)	—	(476)
Subsidiary Guarantors	862	104	966
Subsidiary Non-Guarantors	272	(104)	168
Eliminations	(658)	—	(658)

Condensed Consolidated	$657	$—	$657

	As Previously Reported	Adjustment	As Adjusted
Six months ended June 30, 2017
Net income (loss) attributable to HCA Healthcare, Inc.:
HCA Healthcare, Inc. Issuer	$1,316	$—	$1,316
HCA Inc. Issuer	(939)	—	(939)
Subsidiary Guarantors	1,680	185	1,865
Subsidiary Non-Guarantors	525	(185)	340
Eliminations	(1,266)	—	(1,266)

Condensed Consolidated	$1,316	$—	$1,316

	As Previously Reported	Adjustment	As Adjusted
Six months ended June 30, 2017
Net cash provided (used in) operating activities:
HCA Healthcare, Inc. Issuer	$357	$—	$357
HCA Inc. Issuer	(1,112)	—	(1,112)
Subsidiary Guarantors	2,191	278	2,469
Subsidiary Non-Guarantors	1,248	(278)	970
Eliminations	—	—	—

Condensed Consolidated	$2,684	$—	$2,684

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2018 Operations Summary

Revenues increased to $11.529 billion in the second quarter of 2018 from $10.733 billion in the second quarter of 2017. Net income attributable to HCA Healthcare, Inc. totaled $820 million, or $2.31 per diluted share, for the quarter ended June 30, 2018, compared to $657 million, or $1.75 per diluted share, for the quarter ended June 30, 2017. Second quarter 2018 results included net gains on sales of facilities of $9 million, or $0.02 per diluted share. Second quarter 2018 results also included our recognition of a reduction to the provision for income taxes of $0.34 per diluted share related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act which, along with other revisions, lowered the federal statutory corporate tax rate from 35% to 21% beginning in 2018. Cash flows from operating activities increased $178 million from $1.404 billion for the second quarter of 2017 to $1.582 billion for the second quarter of 2018. The increase in cash provided by operating activities was primarily related to the increase in net income of $171 million. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 355.039 million shares for the quarter ended June 30, 2018 and 375.338 million shares for the quarter ended June 30, 2017. During 2017 and the first six months of 2018, we repurchased 25.092 million shares and 9.040 million shares of our common stock, respectively.

Revenues increased 7.4% on a consolidated basis and increased 6.5% on a same facility basis for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017. The increase in consolidated revenues can be primarily attributed to the combined impact of a 2.1% increase in revenue per equivalent admission and a 5.1% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 3.6% increase in same facility revenue per equivalent admission and a 2.8% increase in same facility equivalent admissions.

During the quarter ended June 30, 2018, consolidated admissions and same facility admissions increased 4.5% and 2.7%, respectively, compared to the quarter ended June 30, 2017. Surgeries increased 4.0% on a consolidated basis and 2.3% on a same facility basis during the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017. Emergency department visits increased 1.5% on a consolidated basis and declined 0.8% on a same facility basis during the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017. Same facility uninsured admissions increased 7.8% for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017.

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

Revenues increased 7.4% from $10.733 billion in the second quarter of 2017 to $11.529 billion in the second quarter of 2018. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters and six months ended June 30, 2018 and 2017 are summarized in the following table (dollars in millions):

	Quarter
	2018	Ratio	2017	Ratio
Medicare	$2,425	21.0%	$2,272	21.2%
Managed Medicare	1,345	11.7	1,158	10.8
Medicaid	357	3.1	376	3.5
Managed Medicaid	586	5.1	527	4.9
Managed care and insurers	5,993	51.9	5,729	53.4
International (managed care and insurers)	295	2.6	269	2.5
Other	528	4.6	402	3.7

Revenues	$11,529	100.0%	$10,733	100.0%

	Six Months
	2018	Ratio	2017	Ratio
Medicare	$4,949	21.6%	$4,633	21.7%
Managed Medicare	2,744	12.0	2,341	11.0
Medicaid	638	2.8	670	3.1
Managed Medicaid	1,147	5.0	1,116	5.2
Managed care and insurers	12,055	52.5	11,352	53.2
International (managed care and insurers)	600	2.6	538	2.5
Other	819	3.5	706	3.3

Revenues	$22,952	100.0%	$21,356	100.0%

Consolidated and same facility revenue per equivalent admission increased 2.1% and 3.6%, respectively, in the second quarter of 2018, compared to the second quarter of 2017. Consolidated and same facility equivalent admissions increased 5.1% and 2.8%, respectively, in the second quarter of 2018, compared to the second quarter of 2017. Consolidated and same facility outpatient surgeries increased 4.3% and 2.6%, respectively, in the second quarter of 2018, compared to the second quarter of 2017. Consolidated and same facility inpatient

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

surgeries increased 3.3% and 1.7%, respectively, in the second quarter of 2018, compared to the second quarter of 2017. Consolidated and same facility emergency department visits increased 1.5% and declined 0.8%, respectively, in the second quarter of 2018, compared to the second quarter of 2017.

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2018 and 2017 follows (dollars in millions):

	Quarter		Six Months
	2018	2017	2018	2017
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$9,871	$9,177	$19,738	$18,326
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.6%	13.0%	12.5%	12.9%
Total uncompensated care	$6,486	$5,721	$12,738	$11,048
Multiply by the cost-to-charges ratio	12.6%	13.0%	12.5%	12.9%

Estimated cost of total uncompensated care	$817	$743	$1,592	$1,425

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 36.0% and 34.8% for the quarters ended June 30, 2018 and 2017, respectively, and 35.7% and 34.1% for the six months ended June 30, 2018 and 2017, respectively.

Same facility uninsured admissions increased by 2,738 admissions, or 7.8%, in the second quarter of 2018, compared to the second quarter of 2017. Same facility uninsured admissions increased 10.1%, in the first quarter of 2018, compared to the first quarter of 2017. Same facility uninsured admissions in 2017, compared to 2016, increased 6.4% in the fourth quarter of 2017, increased 6.4% in the third quarter of 2017, increased 4.9% in the second quarter of 2017 and increased 3.2% in the first quarter of 2017.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2018 and 2017 are set forth in the following table.

	Quarter		Six Months
	2018	2017	2018	2017
Medicare	29%	30%	30%	31%
Managed Medicare	18	16	18	16
Medicaid	5	5	5	5
Managed Medicaid	12	12	12	12
Managed care and insurers	28	29	27	28
Uninsured	8	8	8	8

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, and managed care and insurers for the quarters and six months ended June 30, 2018 and 2017 are set forth in the following table.

	Quarter		Six Months
	2018	2017	2018	2017
Medicare	28%	28%	29%	29%
Managed Medicare	13	13	14	13
Medicaid	5	6	4	5
Managed Medicaid	5	5	5	5
Managed care and insurers	49	48	48	48

	100%	100%	100%	100%

At June 30, 2018, we had 91 hospitals in the states of Texas and Florida. During the second quarter of 2018, 57% of our admissions and 49% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 70% of our uninsured admissions during the second quarter of 2018.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $97 million and $95 million during the second quarters of 2018 and 2017, respectively, and $195 million and $201 million during the first six months of 2018 and 2017, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2018 and 2017 (dollars in millions):

	Quarter
	2018		2017
	Amount	Ratio	Amount	Ratio
Revenues	$11,529	100.0	$10,733	100.0

Salaries and benefits	5,274	45.8	4,896	45.6
Supplies	1,917	16.6	1,795	16.7
Other operating expenses	2,118	18.4	1,965	18.3
Equity in earnings of affiliates	(7)	(0.1)	(13)	(0.1)
Depreciation and amortization	562	4.9	521	4.9
Interest expense	436	3.8	411	3.8
Gains on sales of facilities	(9)	(0.1)	(2)	—

	10,291	89.3	9,573	89.2

Income before income taxes	1,238	10.7	1,160	10.8
Provision for income taxes	272	2.3	365	3.4

Net income	966	8.4	795	7.4
Net income attributable to noncontrolling interests	146	1.3	138	1.3

Net income attributable to HCA Healthcare, Inc.	$820	7.1	$657	6.1

% changes from prior year:
Revenues	7.4%		4.0%
Income before income taxes	6.6		2.5
Net income attributable to HCA Healthcare, Inc.	24.9		(0.2)
Admissions(a)	4.5		1.3
Equivalent admissions(b)	5.1		2.1
Revenue per equivalent admission	2.1		1.9
Same facility % changes from prior year(c):
Revenues	6.5		3.4
Admissions(a)	2.7		0.8
Equivalent admissions(b)	2.8		1.3
Revenue per equivalent admission	3.6		2.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2018		2017
	Amount	Ratio	Amount	Ratio
Revenues	$22,952	100.0	$21,356	100.0

Salaries and benefits	10,563	46.0	9,797	45.9
Supplies	3,832	16.7	3,592	16.8
Other operating expenses	4,228	18.5	3,895	18.2
Equity in earnings of affiliates	(16)	(0.1)	(23)	(0.1)
Depreciation and amortization	1,115	4.8	1,042	4.9
Interest expense	867	3.8	830	3.9
Gains on sales of facilities	(414)	(1.8)	(3)	—

	20,175	87.9	19,130	89.6

Income before income taxes	2,777	12.1	2,226	10.4
Provision for income taxes	529	2.3	654	3.0

Net income	2,248	9.8	1,572	7.4
Net income attributable to noncontrolling interests	284	1.2	256	1.2

Net income attributable to HCA Healthcare, Inc.	$1,964	8.6	$1,316	6.2

% changes from prior year:
Revenues	7.5%		3.8%
Income before income taxes	24.7		—
Net income attributable to HCA Healthcare, Inc.	49.3		(2.7)
Admissions(a)	4.5		1.3
Equivalent admissions(b)	4.9		1.9
Revenue per equivalent admission	2.5		1.8
Same facility % changes from prior year(c):
Revenues	6.2		3.3
Admissions(a)	2.5		1.0
Equivalent admissions(b)	2.3		1.5
Revenue per equivalent admission	3.8		1.8

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2018 and 2017

Net income attributable to HCA Healthcare, Inc. totaled $820 million, or $2.31 per diluted share, for the second quarter of 2018, compared to $657 million, or $1.75 per diluted share, for the second quarter of 2017. Second quarter 2018 results included net gains on sales of facilities of $9 million, or $0.02 per diluted share. Second quarter 2018 results also included a reduction to the provision for income taxes of $0.34 per diluted share related to the impact of tax rate changes under the 2017 Tax Cuts and Jobs Act. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 355.039 million shares for the quarter ended June 30, 2018 and 375.338 million shares for the quarter ended June 30, 2017. During 2017 and the first six months of 2018, we repurchased 25.092 million shares and 9.040 million shares of our common stock, respectively.

Revenues increased 7.4% primarily due to the combined impact of revenue per equivalent admission growth of 2.1% and a 5.1% increase in equivalent admissions for the second quarter of 2018 compared to the second quarter of 2017. Same facility revenues increased 6.5% due to the combined impact of a 3.6% increase in same facility revenue per equivalent admission and a 2.8% increase in same facility equivalent admissions for the second quarter of 2018 compared to the second quarter of 2017.

Salaries and benefits, as a percentage of revenues, were 45.8% in the second quarter of 2018 and 45.6% in the second quarter of 2017. Salaries and benefits per equivalent admission increased 2.5% in the second quarter of 2018 compared to the second quarter of 2017. Same facility labor rate increases averaged 3.4% for the second quarter of 2018 compared to the second quarter of 2017.

Supplies, as a percentage of revenues, were 16.6% in the second quarter of 2018 and 16.7% in the second quarter of 2017. Supply costs per equivalent admission increased 1.6% in the second quarter of 2018 compared to the second quarter of 2017. Supply costs per equivalent admission increased 5.2% for medical devices and 3.7% for general medical and surgical items, and declined 9.6% for pharmacy supplies in the second quarter of 2018 compared to the second quarter of 2017.

Other operating expenses, as a percentage of revenues, were 18.4% in the second quarter of 2018 and 18.3% in the second quarter of 2017. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $132 million and $118 million for the second quarters of 2018 and 2017, respectively.

Equity in earnings of affiliates was $7 million and $13 million in the second quarters of 2018 and 2017, respectively.

Depreciation and amortization increased $41 million, from $521 million in the second quarter of 2017 to $562 million in the second quarter of 2018. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.

Interest expense was $436 million in the second quarter of 2018 and $411 million in the second quarter of 2017. Our average debt balance was $33.214 billion for the second quarter of 2018 compared to $31.685 billion for the second quarter of 2017. The average effective interest rate for our long-term debt increased to 5.3% from 5.2% for the quarters ended June 30, 2018 and 2017, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2018 and 2017 (continued)

During the second quarters of 2018 and 2017, we recorded net gains on sales of facilities of $9 million and $2 million, respectively.

The effective tax rates were 24.9% and 35.8% for the second quarters of 2018 and 2017, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the second quarters of 2018 and 2017 included tax benefits of $4 million and $9 million, respectively, related to employee equity award settlements. Our provision for income taxes for the second quarter of 2017 also included $10 million of reductions in interest expense (net of tax) related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for the second quarters of 2018 and 2017 would have been 25.2% and 37.8%, respectively. The reduction in the effective tax rate was primarily related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act which, along with other revisions, lowered the federal statutory corporate tax rate from 35% to 21% beginning in 2018.

Net income attributable to noncontrolling interests increased from $138 million for the second quarter of 2017 to $146 million for the second quarter of 2018. The increase in net income attributable to noncontrolling interests related primarily to one of our Texas markets.

Six Months Ended June 30, 2018 and 2017

Net income attributable to HCA Healthcare, Inc. totaled $1.964 billion, or $5.50 per diluted share, in the six months ended June 30, 2018, compared to $1.316 billion, or $3.48 per diluted share, in the six months ended June 30, 2017. The first six months of 2018 results included net gains on sales of facilities of $414 million, or $0.88 per diluted share. The first six months of 2018 results also included a reduction to the provision for income taxes of $0.54 per diluted share on net income attributable to HCA Healthcare, Inc., excluding gains on sales of facilities, related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act. Our provisions for income taxes for the first six months of 2018 and 2017 also included tax benefits of $96 million, or $0.27 per diluted share, and $76 million, or $0.20 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 357.388 million shares for the six months ended June 30, 2018 and 377.647 million shares for the six months ended June 30, 2017. During 2017 and the first six months of 2018, we repurchased 25.092 million shares and 9.040 million shares of our common stock, respectively.

Revenues increased 7.5% due to the combined impact of revenue per equivalent admission growth of 2.5% and a 4.9% increase in equivalent admissions for the first six months of 2018 compared to the first six months of 2017. Same facility revenues increased 6.2% due to the combined impact of a 3.8% increase in same facility revenue per equivalent admission and a 2.3% increase in same facility equivalent admissions for the first six months of 2018 compared to the first six months of 2017.

Salaries and benefits, as a percentage of revenues, were 46.0% in the first six months of 2018 and 45.9% in the first six months of 2017. Salaries and benefits per equivalent admission increased 2.8% in the first six months of 2018 compared to the first six months of 2017. Same facility labor rate increases averaged 3.4% for the first six months of 2018 compared to the first six months of 2017.

Supplies, as a percentage of revenues, were 16.7% in the first six months of 2018 and 16.8% in the first six months of 2017. Supply costs per equivalent admission increased 1.8% in the first six months of 2018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2018 and 2017 (continued)

compared to the first six months of 2017. Supply costs per equivalent admission increased 3.5% for medical devices and 4.7% for general medical and surgical items, and declined 7.8% for pharmacy supplies in the first six months of 2018 compared to the first six months of 2017.

Other operating expenses, as a percentage of revenues, were 18.5% in the first six months of 2018 and 18.2% in the first six months of 2017. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $252 million and $237 million for the first six months of 2018 and 2017, respectively.

Equity in earnings of affiliates was $16 million and $23 million in the first six months of 2018 and 2017, respectively.

Depreciation and amortization increased $73 million, from $1.042 billion in the first six months of 2017 to $1.115 billion in the first six months of 2018. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.

Interest expense was $867 million in the first six months of 2018 and $830 million in the first six months of 2017. Our average debt balance was $33.160 billion for the first six months of 2018 compared to $31.539 billion for the first six months of 2017. The average effective interest rate for our long-term debt was 5.3% each for the six months ended June 30, 2018 and 2017.

During the first six months of 2018 and 2017, we recorded net gains on sales of facilities of $414 million and $3 million, respectively. The net gains on sales of facilities for 2018 related primarily to the sale of the two hospital facilities in our Oklahoma market.

The effective tax rates were 21.2% and 33.2% for the first six months of 2018 and 2017, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first six months of 2018 and 2017 included tax benefits of $96 million and $76 million, respectively, related to employee equity award settlements. Our provision for income taxes for the first six months of 2017 also included $12 million of reductions in interest expense (net of tax) related to taxing authority examinations. Excluding the effect of these adjustments, the effective tax rate for the first six months of 2018 and 2017 would have been 25.1% and 37.7%, respectively. The reduction in the effective tax rate was primarily related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act which, along with other revisions, lowered the federal statutory corporate tax rate from 35% to 21% beginning in 2018.

Net income attributable to noncontrolling interests increased from $256 million for the first six months of 2017 to $284 million for the first six months of 2018. The increase in net income attributable to noncontrolling interests related primarily to two of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.865 billion in the first six months of 2018 compared to $2.684 billion in the first six months of 2017. The $181 million increase in cash provided by operating activities in the first six months of 2018 compared to the first six months of 2017 related primarily to net impact of the increase in net income, excluding gains on sales of facilities of $265 million and depreciation and amortization of $73 million, offset by a reduction in the benefit from income tax payments of $149 million. The combined

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

interest payments and net tax payments in the first six months of 2018 and 2017 were $1.284 billion and $1.221 billion, respectively. Working capital totaled $2.769 billion at June 30, 2018 and $3.819 billion at December 31, 2017. The decline in working capital of $1.050 billion is primarily related to an increase in long-term debt due within one year of $1.492 billion.

Cash used in investing activities was $1.315 billion in the first six months of 2018 compared to $1.591 billion in the first six months of 2017. Acquisitions of hospitals and health care entities increased from $295 million in the first six months of 2017 to $538 million in the first six months of 2018. Excluding acquisitions, capital expenditures were $1.574 billion in the first six months of 2018 and $1.304 billion in the first six months of 2017. Capital expenditures, excluding acquisitions, are expected to approximate $3.5 billion in 2018. At June 30, 2018, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.3 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Disposals of hospitals and health care entities increased $785 million for the first six months of 2018 compared to the first six months of 2017 primarily related to the sale of the two hospital facilities in our Oklahoma market.

Cash used in financing activities totaled $1.408 billion in the first six months of 2018 compared to $1.034 billion in the first six months of 2017. During the first six months of 2018, net cash flows used in financing activities included a net increase of $109 million in our indebtedness, payment of cash dividends of $245 million, repurchases of common stock of $893 million and distributions to noncontrolling interests of $185 million. During the first six months of 2017, net cash flows used in financing activities included a net increase of $247 million in our indebtedness, repurchases of common stock of $966 million and distributions to noncontrolling interests of $248 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $33.192 billion at June 30, 2018. Our interest expense was $867 million for the first six months of 2018 and $830 million for the first six months of 2017.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.842 billion and $2.172 billion available as of June 30, 2018 and July 31, 2018, respectively) and anticipated access to public and private debt markets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $459 million and $472 million at June 30, 2018 and December 31, 2017, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $185 million and $194 million at June 30, 2018 and December 31, 2017, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.499 billion and $1.409 billion at June 30, 2018 and December 31, 2017, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $442 million. We estimate that approximately $404 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $459 million at June 30, 2018. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2018, we had a net unrealized gain of $4 million on the insurance subsidiaries’ investments.

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

With respect to our interest-bearing liabilities, approximately $5.240 billion of long-term debt at June 30, 2018 was subject to variable rates of interest, while the remaining balance in long-term debt of $27.952 billion at June 30, 2018 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.3% each for the six months ended June 30, 2018 and 2017.

The estimated fair value of our total long-term debt was $33.649 billion at June 30, 2018. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $52 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2018	2017
Number of hospitals in operation at:
March 31	178	171
June 30	178	172
September 30		177
December 31		179
Number of freestanding outpatient surgical centers in operation at:
March 31	120	118
June 30	122	119
September 30		119
December 31		120
Licensed hospital beds at(a):
March 31	46,745	44,374
June 30	46,723	44,727
September 30		46,250
December 31		46,738
Weighted average licensed beds(b):
Quarter:
First	46,686	44,362
Second	46,667	44,605
Third		45,887
Fourth		46,636
Year		45,380
Average daily census(c):
Quarter:
First	28,130	26,699
Second	26,047	25,353
Third		25,653
Fourth		26,304
Year		26,000
Admissions(d):
Quarter:
First	507,873	485,761
Second	494,610	473,174
Third		482,557
Fourth		495,121
Year		1,936,613
Equivalent admissions(e):
Quarter:
First	849,164	812,192
Second	851,047	809,367
Third		818,887
Fourth		845,986
Year		3,286,432

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2018	2017
Average length of stay (days)(f):
Quarter:
First	5.0	4.9
Second	4.8	4.9
Third		4.9
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,302,112	2,163,138
Second	2,148,338	2,116,123
Third		2,130,460
Fourth		2,214,416
Year		8,624,137
Outpatient surgeries(h):
Quarter:
First	230,869	225,915
Second	244,367	234,215
Third		224,252
Fourth		250,925
Year		935,307
Inpatient surgeries(i):
Quarter:
First	136,650	133,341
Second	139,049	134,553
Third		137,187
Fourth		141,147
Year		546,228
Days revenues in accounts receivable(j):
Quarter:
First	50	48
Second	52	49
Third		51
Fourth		52
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second	39%	37%
Third		38%
Fourth		39%
Year		38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the number of patients treated in our emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Revenues per day is calculated by dividing revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the quarter divided by revenues per day.
(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Market Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2018. There were no material changes in HCA’s internal control over financial reporting during the second quarter of 2018.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2018, we repurchased 4,669,474 shares of our common stock at an average price of $100.54 per share through market purchases pursuant to the $2 billion share repurchase program authorized during October 2017. At June 30, 2018, we had $910 million of repurchase authorization available under the October 2017 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2018 through June 30, 2018 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2018 through April 30, 2018	1,742,373	$97.04	1,742,373	$1,210
May 1, 2018 through May 31, 2018	1,674,941	$100.55	1,674,941	$1,042
June 1, 2018 through June 30, 2018	1,252,160	$105.40	1,252,160	$910

Total for second quarter 2018	4,669,474	$100.54	4,669,474	$910

On July 25, 2018, our Board of Directors declared a quarterly dividend of $0.35 per share on our common stock payable on September 28, 2018 to stockholders of record on September 4, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6.    EXHIBITS

(a) List of Exhibits:

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and six months ended June 30, 2018 and 2017, filed with the SEC on August 3, 2018, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2018 and 2017, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2018 and 2017, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and (v) the notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: August 3, 2018