Form 10-Q
period 2018-09-30
HCA Healthcare, Inc.
filed 2018-11-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2018
Voting common stock, $.01 par value	344,160,500 shares

HCA HEALTHCARE, INC.

Form 10-Q

September 30, 2018

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2018	2017	2018	2017
Revenues	$11,451	$10,696	$34,403	$32,052

Salaries and benefits	5,377	5,081	15,940	14,878
Supplies	1,890	1,777	5,722	5,369
Other operating expenses	2,097	2,075	6,325	5,970
Equity in earnings of affiliates	(9)	(13)	(25)	(36)
Depreciation and amortization	582	539	1,697	1,581
Interest expense	442	427	1,309	1,257
Gains on sales of facilities	(6)	(7)	(420)	(10)
Losses on retirement of debt	9	39	9	39

	10,382	9,918	30,557	29,048

Income before income taxes	1,069	778	3,846	3,004
Provision for income taxes	173	248	702	902

Net income	896	530	3,144	2,102
Net income attributable to noncontrolling interests	137	104	421	360

Net income attributable to HCA Healthcare, Inc.	$759	$426	$2,723	$1,742

Per share data:
Basic earnings	$2.20	$1.18	$7.82	$4.77
Diluted earnings	$2.15	$1.15	$7.65	$4.64
Shares used in earnings per share calculations (in millions):
Basic	345.823	360.170	348.411	365.398
Diluted	353.639	369.834	356.124	375.013

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2018	2017	2018	2017
Net income	$896	$530	$3,144	$2,102
Other comprehensive income (loss) before taxes:
Foreign currency translation	(13)	32	(35)	87

Unrealized (losses) gains on available-for-sale securities	(2)	—	(8)	5

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	5	5	15	14

	5	5	15	14

Change in fair value of derivative financial instruments	10	(1)	60	(9)
Interest (benefits) costs included in interest expense	(3)	4	(5)	17

	7	3	55	8

Other comprehensive (loss) income before taxes	(3)	40	27	114
Income taxes related to other comprehensive income items	2	15	15	44

Other comprehensive (loss) income	(5)	25	12	70

Comprehensive income	891	555	3,156	2,172
Comprehensive income attributable to noncontrolling interests	137	104	421	360

Comprehensive income attributable to HCA Healthcare, Inc.	$754	$451	$2,735	$1,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$578	$732
Accounts receivable	6,532	6,501
Inventories	1,634	1,573
Other	1,266	1,171

	10,010	9,977

Property and equipment, at cost	41,978	40,084
Accumulated depreciation	(22,937)	(22,189)

	19,041	17,895

Investments of insurance subsidiaries	367	418
Investments in and advances to affiliates	238	199
Goodwill and other intangible assets	7,759	7,394
Other	629	710

	$38,044	$36,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,414	$2,606
Accrued salaries	1,456	1,369
Other accrued expenses	2,170	1,983
Long-term debt due within one year	191	200

	6,231	6,158

Long-term debt, less net debt issuance costs of $163 and $164	32,916	32,858
Professional liability risks	1,239	1,198
Income taxes and other liabilities	1,388	1,374

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 345,085,800 shares in 2018 and 350,091,600 shares in 2017	3	4
Accumulated other comprehensive loss	(266)	(278)
Retained deficit	(5,342)	(6,532)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(5,605)	(6,806)
Noncontrolling interests	1,875	1,811

	(3,730)	(4,995)

	$38,044	$36,593

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2016	370.536	$4	$—	$(338)	$(6,968)	$1,669	$(5,633)
Comprehensive income				18	659	118	795
Repurchase of common stock	(5.121)		(32)		(392)		(424)
Share-based benefit plans	3.280		35				35
Distributions						(145)	(145)
Other			(3)			18	15

Balances, March 31, 2017	368.695	4	—	(320)	(6,701)	1,660	(5,357)
Comprehensive income				27	657	138	822
Repurchase of common stock	(6.404)		(83)		(459)		(542)
Share-based benefit plans	0.604		82				82
Distributions						(103)	(103)
Other			1			18	19

Balances, June 30, 2017	362.895	4	—	(293)	(6,503)	1,713	(5,079)
Comprehensive income				25	426	104	555
Repurchase of common stock	(6.322)		(70)		(439)		(509)
Share-based benefit plans	0.407		71				71
Distributions						(115)	(115)
Other			(1)			12	11

Balances, September 30, 2017	356.980	4	—	(268)	(6,516)	1,714	(5,066)
Comprehensive income				(10)	474	167	631
Repurchase of common stock	(7.245)		(86)		(490)		(576)
Share-based benefit plans	0.357		93				93
Distributions						(85)	(85)
Other			(7)			15	8

Balances, December 31, 2017	350.092	4	—	(278)	(6,532)	1,811	(4,995)
Comprehensive income				81	1,144	138	1,363
Repurchase of common stock	(4.370)				(423)		(423)
Share-based benefit plans	5.265				(114)		(114)
Cash dividends declared ($0.35 per share)					(126)		(126)
Distributions						(92)	(92)
Other						(47)	(47)

Balances, March 31, 2018	350.987	4	—	(197)	(6,051)	1,810	(4,434)
Comprehensive income				(64)	820	146	902
Repurchase of common stock	(4.670)	(1)	(93)		(376)		(470)
Share-based benefit plans	0.443		96				96
Cash dividends declared ($0.35 per share)					(124)		(124)
Distributions						(93)	(93)
Other			(3)			1	(2)

Balances, June 30, 2018	346.760	3	—	(261)	(5,731)	1,864	(4,125)
Comprehensive income				(5)	759	137	891
Repurchase of common stock	(2.518)		(55)		(247)		(302)
Share-based benefit plans	0.844		54				54
Cash dividends declared ($0.35 per share)					(123)		(123)
Distributions						(130)	(130)
Other			1			4	5

Balances, September 30, 2018	345.086	$3	$—	$(266)	$(5,342)	$1,875	$(3,730)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Unaudited

(Dollars in millions)

	2018	2017
Cash flows from operating activities:
Net income	$3,144	$2,102
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(161)	(70)
Inventories and other assets	(136)	(50)
Accounts payable and accrued expenses	150	(169)
Depreciation and amortization	1,697	1,581
Income taxes	—	(9)
Gains on sales of facilities	(420)	(10)
Losses on retirement of debt	9	39
Amortization of debt issuance costs	23	23
Share-based compensation	204	195
Other	76	60

Net cash provided by operating activities	4,586	3,692

Cash flows from investing activities:
Purchase of property and equipment	(2,420)	(2,033)
Acquisition of hospitals and health care entities	(1,056)	(1,142)
Disposal of hospitals and health care entities	802	24
Change in investments	65	(15)
Other	(6)	(6)

Net cash used in investing activities	(2,615)	(3,172)

Cash flows from financing activities:
Issuances of long-term debt	2,000	1,502
Net change in revolving bank credit facilities	(330)	650
Repayment of long-term debt	(1,652)	(700)
Distributions to noncontrolling interests	(315)	(363)
Payment of debt issuance costs	(24)	(25)
Payment of cash dividends	(366)	—
Repurchases of common stock	(1,195)	(1,475)
Other	(232)	(37)

Net cash used in financing activities	(2,114)	(448)

Effect of exchange rate changes on cash and cash equivalents	(11)	—

Change in cash and cash equivalents	(154)	72
Cash and cash equivalents at beginning of period	732	646

Cash and cash equivalents at end of period	$578	$718

Interest payments	$1,422	$1,383
Income tax payments, net	$702	$911

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2018, these affiliates owned and operated 179 hospitals, 122 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $90 million and $83 million for the quarters ended September 30, 2018 and 2017, respectively, and $254 million and $247 million for the nine months ended September 30, 2018 and 2017, respectively. Operating results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters and nine months ended September 30, 2018 and 2017 are summarized in the following table (dollars in millions):

	Quarter
	2018	Ratio	2017	Ratio
Medicare	$2,404	21.0%	$2,298	21.5%
Managed Medicare	1,344	11.7	1,122	10.5
Medicaid	338	3.0	286	2.7
Managed Medicaid	622	5.4	537	5.0
Managed care and insurers	6,026	52.6	5,605	52.4
International (managed care and insurers)	273	2.4	276	2.6
Other	444	3.9	572	5.3

Revenues	$11,451	100.0%	$10,696	100.0%

	Nine Months
	2018	Ratio	2017	Ratio
Medicare	$7,353	21.4%	$6,931	21.6%
Managed Medicare	4,088	11.9	3,463	10.8
Medicaid	976	2.8	956	3.0
Managed Medicaid	1,769	5.1	1,653	5.2
Managed care and insurers	18,081	52.6	16,957	52.9
International (managed care and insurers)	873	2.5	814	2.5
Other	1,263	3.7	1,278	4.0

Revenues	$34,403	100.0%	$32,052	100.0%

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

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our results of operations. At September 30, 2018 and December 31, 2017, estimated implicit price concessions of $5.781 billion and $5.488 billion, respectively, had been recorded as

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2018 and 2017 follows (dollars in millions):

	Quarter		Nine Months
	2018	2017	2018	2017
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$9,946	$9,472	$29,684	$27,798
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.7%	13.4%	12.6%	13.1%
Total uncompensated care	$6,786	$6,089	$19,524	$17,137
Multiply by the cost-to-charges ratio	12.7%	13.4%	12.6%	13.1%

Estimated cost of total uncompensated care	$862	$816	$2,460	$2,245

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 37.2% and 36.3% for the quarters ended September 30, 2018 and 2017, respectively, and 36.2% and 34.8% for the nine months ended September 30, 2018 and 2017, respectively. The total uncompensated care amounts include charity care of $2.314 billion and $1.235 billion, and the related estimated costs of charity care were $295 million and $167 million for the quarters ended September 30, 2018 and 2017, respectively, and charity care of $6.170 billion and $3.494 billion, and the related estimated costs of charity care were $777 million and $458 million for the nine months ended September 30, 2018 and 2017, respectively.

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

During October 2018, the SEC adopted a final rule affecting interim financial statements which requires a reconciliation of changes in stockholders’ equity in the notes to the financial statements or as a separate statement. We have included a single statement presentation of our condensed consolidated statements of stockholders’ deficit for the quarters and nine months ended September 30, 2018 and 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2018, we paid $788 million to acquire two hospital facilities and $268 million to acquire other nonhospital health care entities. During the nine months ended September 30, 2017, we paid $1.000 billion to acquire seven hospital facilities and $142 million to acquire other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $433 million and $655 million for the nine months ended September 30, 2018 and 2017, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During the nine months ended September 30, 2018, we received proceeds of $758 million and recognized a net pretax gain of $372 million related to the sale of the two hospital facilities in our Oklahoma market. During the nine months ended September 30, 2018, we also received proceeds of $44 million and recognized a net pretax gain of $48 million related to sales of real estate and other investments. During the nine months ended September 30, 2017, we received proceeds of $24 million and recognized a net pretax gain of $10 million related to sales of real estate and other investments.

NOTE 3 — INCOME TAXES

Our provision for income taxes for the quarters ended September 30, 2018 and 2017, was $173 million and $248 million, respectively, and the effective tax rates were 18.6% and 36.7%, respectively. Our provision for income taxes for the nine months ended September 30, 2018 and 2017, was $702 million and $902 million, respectively, and the effective tax rates were 20.5% and 34.1%, respectively. The reductions in the effective tax rates for 2018 periods were primarily related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act (the “Tax Act”). Our provision for income taxes for the quarter and nine months ended September 30, 2018 included tax benefits, of $132 million and $377 million, respectively, related to the reduction in our effective tax rate associated with the impact of the Tax Act. Our provision for income taxes also included tax benefits related to the settlement of employee equity awards of $23 million and $4 million for the quarters ended September 30, 2018 and 2017, respectively, and $119 million and $80 million for the nine months ended September 30, 2018 and 2017, respectively. We also recorded a reduction to the provision for income taxes of $28 million during the quarter ended September 30, 2018 for tax credits related to certain 2017 hurricane-related expenses.

The Tax Act was enacted on December 22, 2017, and it significantly revised U.S. corporate income taxes, including lowering the federal statutory corporate tax rate from 35% to 21% beginning in 2018. Due to the complexity and uncertainty regarding numerous provisions of the Tax Act, we have not completed our accounting for its effects. However, we have made reasonable estimates and recorded provisional amounts in our financial statements as of September 30, 2018. As we complete our analysis of the Tax Act, we may make adjustments to the provisional amounts and record additional amounts for those federal, state, and foreign tax assets and liabilities for which we were unable to make reasonable estimates as of September 30, 2018. Any adjustments or additional amounts recorded may materially impact our provision for income taxes and effective tax rate in the periods in which they are made.

Our liability for unrecognized tax benefits was $440 million, including accrued interest of $45 million, as of September 30, 2018 ($439 million and $44 million, respectively, as of December 31, 2017). Unrecognized tax benefits of $145 million ($145 million as of December 31, 2017) would affect the effective rate, if recognized.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2018 and 2017 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2018	2017	2018	2017
Net income attributable to HCA Healthcare, Inc.	$759	$426	$2,723	$1,742

Weighted average common shares outstanding	345.823	360.170	348.411	365.398
Effect of dilutive incremental shares	7.816	9.664	7.713	9.615

Shares used for diluted earnings per share	353.639	369.834	356.124	375.013

Earnings per share:
Basic earnings	$2.20	$1.18	$7.82	$4.77
Diluted earnings	$2.15	$1.15	$7.65	$4.64

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2018 and December 31, 2017 follows (dollars in millions):

	September 30, 2018
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$343	$4	$(2)	$345
Money market funds and other	68	—	—	68

	$411	$4	$(2)	413

Amounts classified as current assets				(46)

Investment carrying value				$367

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

At September 30, 2018 and December 31, 2017, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at September 30, 2018 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$9	$9
Due after one year through five years	57	58
Due after five years through ten years	210	212
Due after ten years	67	66

	$343	$345

The average expected maturity of the investments in debt securities at September 30, 2018 was 5.7 years, compared to the average scheduled maturity of 10.1 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2018 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$88
Pay-fixed interest rate swaps	500	December 2022	17

During the next 12 months, we estimate $26 million will be reclassified from other comprehensive income (“OCI”) and will reduce interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the nine months ended September 30, 2018 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Gain Reclassified from Accumulated OCI into Operations	Amount of Gain Reclassified from Accumulated OCI into Operations
Interest rate swaps	$46	Interest expense	$5

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

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at September 30, 2018 and December 31, 2017, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

The following tables summarize our assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$345	$—	$345	$—
Money market funds and other	68	68	—	—

Investments of insurance subsidiaries	413	68	345	—
Less amounts classified as current assets	(46)	(46)	—	—

	$367	22	$345	$—

Interest rate swaps (Other)	$105	$—	$105	$—

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

The estimated fair value of our long-term debt was $34.125 billion and $34.689 billion at September 30, 2018 and December 31, 2017, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $33.270 billion and $33.222 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2018 and December 31, 2017, including related interest rates at September 30, 2018, follows (dollars in millions):

	September 30, 2018	December 31, 2017
Senior secured asset-based revolving credit facility (effective interest rate of 3.7%)	$3,350	$3,680
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.6%)	3,825	3,891
Senior secured notes (effective interest rate of 5.6%)	13,800	15,300
Other senior secured debt (effective interest rate of 5.8%)	543	599

Senior secured debt	21,518	23,470
Senior unsecured notes (effective interest rate of 6.3%)	11,752	9,752
Net debt issuance costs	(163)	(164)

Total debt (average life of 6.6 years, rates averaging 5.4%)	33,107	33,058
Less amounts due within one year	191	200

	$32,916	$32,858

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT (continued)

During August 2018, we issued $2.000 billion aggregate principal amount of senior notes comprised of $1.000 billion aggregate principal amount of 5.375% notes due 2026 and $1.000 billion aggregate principal amount of 5.625% notes due 2028. We used the net proceeds for general corporate purposes, including funding the purchase of a hospital, and the redemption of all $1.500 billion aggregate principal amount of our existing 3.750% senior secured notes maturing in March 2019. The pretax loss on retirement of debt was $9 million.

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

NOTE 10 — SHARE REPURCHASES TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During the nine months ended September 30, 2018, we repurchased 11.558 million shares of our common stock at an average price of $103.42 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during October 2017. At September 30, 2018, we had $607 million of repurchase authorization available under the October 2017 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2017	$7	$(149)	$(168)	$32	$(278)
Unrealized losses on available-for-sale securities, net of $1 income tax benefit	(7)	—	—	—	(7)
Foreign currency translation adjustments	—	(35)	—	—	(35)
Change in fair value of derivative instruments, net of $14 of income taxes	—	—	—	46	46
Expense (income) reclassified into operations from other comprehensive income, net of $3 income tax benefit and $1 of income taxes, respectively	—	—	12	(4)	8

Balances at September 30, 2018	$—	$(184)	$(156)	$74	$(266)

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2018 and 2017 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2018	2017	2018	2017
Revenues:
National Group	$5,542	$5,036	$16,719	$15,344
American Group	5,396	5,180	16,113	15,268
Corporate and other	513	480	1,571	1,440

	$11,451	$10,696	$34,403	$32,052

Equity in earnings of affiliates:
National Group	$(1)	$(8)	$(5)	$(17)
American Group	(10)	(9)	(29)	(27)
Corporate and other	2	4	9	8

	$(9)	$(13)	$(25)	$(36)

Adjusted segment EBITDA:
National Group	$1,127	$975	$3,593	$3,268
American Group	1,072	930	3,250	2,977
Corporate and other	(103)	(129)	(402)	(374)

	$2,096	$1,776	$6,441	$5,871

Depreciation and amortization:
National Group	$245	$219	$702	$650
American Group	258	251	765	727
Corporate and other	79	69	230	204

	$582	$539	$1,697	$1,581

Adjusted segment EBITDA	$2,096	$1,776	$6,441	$5,871
Depreciation and amortization	582	539	1,697	1,581
Interest expense	442	427	1,309	1,257
Gains on sales of facilities	(6)	(7)	(420)	(10)
Losses on retirement of debt	9	39	9	39

Income before income taxes	$1,069	$778	$3,846	$3,004

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

Our summarized condensed consolidating comprehensive income statements for the quarters and nine months ended September 30, 2018 and 2017, condensed consolidating balance sheets at September 30, 2018 and December 31, 2017 and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$6,747	$4,704	$—	$11,451

Salaries and benefits	—	—	3,090	2,287	—	5,377
Supplies	—	—	1,115	775	—	1,890
Other operating expenses	2	—	1,137	958	—	2,097
Equity in earnings of affiliates	(728)	—	(2)	(7)	728	(9)
Depreciation and amortization	—	—	340	242	—	582
Interest expense (income)	16	913	(423)	(64)	—	442
Losses (gains) on sales of facilities	—	—	(6)	—	—	(6)
Losses on retirement of debt	—	9	—	—	—	9
Management fees	—	—	(158)	158	—	—

	(710)	922	5,093	4,349	728	10,382

Income (loss) before income taxes	710	(922)	1,654	355	(728)	1,069
Provision (benefit) for income taxes	(49)	(214)	379	57	—	173

Net income (loss)	759	(708)	1,275	298	(728)	896
Net income attributable to noncontrolling interests	—	—	22	115	—	137

Net income (loss) attributable to HCA Healthcare, Inc.	$759	$(708)	$1,253	$183	$(728)	$759

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$754	$(703)	$1,258	$168	$(723)	$754

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Revenues	$—	$—	$6,303	$4,393	$—	$10,696

Salaries and benefits	—	—	2,915	2,166	—	5,081
Supplies	—	—	1,033	744	—	1,777
Other operating expenses	—	—	1,093	982	—	2,075
Equity in earnings of affiliates	(436)	—	(1)	(12)	436	(13)
Depreciation and amortization	—	—	311	228	—	539
Interest expense (income)	16	792	(342)	(39)	—	427
Gains on sales of facilities	—	—	(3)	(4)	—	(7)
Losses on retirement of debt	—	39	—	—	—	39
Management fees	—	—	(159)	159	—	—

	(420)	831	4,847	4,224	436	9,918

Income (loss) before income taxes	420	(831)	1,456	169	(436)	778
Provision (benefit) for income taxes	(6)	(307)	528	33	—	248

Net income (loss)	426	(524)	928	136	(436)	530
Net income attributable to noncontrolling interests	—	—	24	80	—	104

Net income (loss) attributable to HCA Healthcare, Inc.	$426	$(524)	$904	$56	$(436)	$426

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$451	$(522)	$907	$76	$(461)	$451

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$20,297	$14,106	$—	$34,403

Salaries and benefits	—	—	9,184	6,756	—	15,940
Supplies	—	—	3,383	2,339	—	5,722
Other operating expenses	7	—	3,387	2,931	—	6,325
Equity in earnings of affiliates	(2,670)	—	(5)	(20)	2,670	(25)
Depreciation and amortization	—	—	992	705	—	1,697
Interest expense (income)	48	2,617	(1,179)	(177)	—	1,309
Gains on sales of facilities	—	—	(378)	(42)	—	(420)
Losses on retirement of debt	—	9	—	—	—	9
Management fees	—	—	(473)	473	—	—

	(2,615)	2,626	14,911	12,965	2,670	30,557

Income (loss) before income taxes	2,615	(2,626)	5,386	1,141	(2,670)	3,846
Provision (benefit) for income taxes	(108)	(610)	1,235	185	—	702

Net income (loss)	2,723	(2,016)	4,151	956	(2,670)	3,144
Net income attributable to noncontrolling interests	—	—	72	349	—	421

Net income (loss) attributable to HCA Healthcare, Inc.	$2,723	$(2,016)	$4,079	$607	$(2,670)	$2,723

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$2,735	$(1,974)	$4,091	$565	$(2,682)	$2,735

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Revenues	$—	$—	$19,008	$13,044	$—	$32,052

Salaries and benefits	—	—	8,689	6,189	—	14,878
Supplies	—	—	3,163	2,206	—	5,369
Other operating expenses	5	—	3,207	2,758	—	5,970
Equity in earnings of affiliates	(1,702)	—	(4)	(32)	1,702	(36)
Depreciation and amortization	—	—	923	658	—	1,581
Interest expense (income)	48	2,280	(947)	(124)	—	1,257
Gains on sales of facilities	—	—	(6)	(4)	—	(10)
Losses on retirement of debt	—	39	—	—	—	39
Management fees	—	—	(479)	479	—	—

	(1,649)	2,319	14,546	12,130	1,702	29,048

Income (loss) before income taxes	1,649	(2,319)	4,462	914	(1,702)	3,004
Provision (benefit) for income taxes	(93)	(856)	1,619	232	—	902

Net income (loss)	1,742	(1,463)	2,843	682	(1,702)	2,102
Net income attributable to noncontrolling interests	—	—	74	286	—	360

Net income (loss) attributable to HCA Healthcare, Inc.	$1,742	$(1,463)	$2,769	$396	$(1,702)	$1,742

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,812	$(1,458)	$2,778	$452	$(1,772)	$1,812

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$105	$473	$—	$578
Accounts receivable	—	—	3,854	2,678	—	6,532
Inventories	—	—	1,088	546	—	1,634
Other	47	—	667	552	—	1,266

	47	—	5,714	4,249	—	10,010

Property and equipment, net	—	—	12,192	6,849	—	19,041
Investments of insurance subsidiaries	—	—	—	367	—	367
Investments in and advances to affiliates	32,263	—	29	209	(32,263)	238
Goodwill and other intangible assets	—	—	5,736	2,023	—	7,759
Other	389	106	29	105	—	629

	$32,699	$106	$23,700	$13,802	$(32,263)	$38,044

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,627	$787	$—	$2,414
Accrued salaries	—	—	914	542	—	1,456
Other accrued expenses	10	296	790	1,074	—	2,170
Long-term debt due within one year	—	97	61	33	—	191

	10	393	3,392	2,436	—	6,231

Long-term debt, net	996	31,471	281	168	—	32,916
Intercompany balances	36,790	(7,734)	(27,263)	(1,793)	—	—
Professional liability risks	—	—	—	1,239	—	1,239
Income taxes and other liabilities	508	—	364	516	—	1,388

	38,304	24,130	(23,226)	2,566	—	41,774

Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(5,605)	(24,024)	46,846	9,441	(32,263)	(5,605)
Noncontrolling interests	—	—	80	1,795	—	1,875

	(5,605)	(24,024)	46,926	11,236	(32,263)	(3,730)

	$32,699	$106	$23,700	$13,802	$(32,263)	$38,044

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,723	$(2,016)	$4,151	$956	$(2,670)	$3,144
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(83)	(154)	105	—	(147)
Depreciation and amortization	—	—	992	705	—	1,697
Gains on sales of facilities	—	—	(378)	(42)	—	(420)
Losses on retirement of debt	—	9	—	—	—	9
Amortization of debt issuance costs	—	23	—	—	—	23
Share-based compensation	—	—	204	—	—	204
Equity in earnings of affiliates	(2,670)	—	—	—	2,670	—
Other	67	—	—	9	—	76

Net cash provided by (used in) operating activities	105	(2,067)	4,815	1,733	—	4,586

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,425)	(995)	—	(2,420)
Acquisition of hospitals and health care entities	—	—	(894)	(162)	—	(1,056)
Disposition of hospitals and health care entities	—	—	770	32	—	802
Change in investments	—	—	19	46	—	65
Other	—	—	(18)	12	—	(6)

Net cash used in investing activities	—	—	(1,548)	(1,067)	—	(2,615)

Cash flows from financing activities:
Issuance of long-term debt	—	2,000	—	—	—	2,000
Net change in revolving credit facilities	—	(330)	—	—	—	(330)
Repayment of long-term debt	—	(1,566)	(44)	(42)	—	(1,652)
Distributions to noncontrolling interests	—	—	(63)	(252)	—	(315)
Payment of debt issuance costs	—	(24)	—	—	—	(24)
Payment of cash dividends	(366)	—	—	—	—	(366)
Repurchases of common stock	(1,195)	—	—	—	—	(1,195)
Changes in intercompany balances with affiliates, net	1,697	1,987	(3,167)	(517)	—	—
Other	(242)	—	—	10	—	(232)

Net cash (used in) provided by financing activities	(106)	2,067	(3,274)	(801)	—	(2,114)

Effect on exchange rate changes on cash and cash equivalents	—	—	—	(11)	—	(11)

Change in cash and cash equivalents	(1)	—	(7)	(146)	—	(154)
Cash and cash equivalents at beginning of period	1	—	112	619	—	732

Cash and cash equivalents at end of period	$—	$—	$105	$473	$—	$578

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors (as adjusted)	Subsidiary Non- Guarantors (as adjusted)	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,742	$(1,463)	$2,843	$682	$(1,702)	$2,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(293)	(191)	210	—	(289)
Depreciation and amortization	—	—	923	658	—	1,581
Income taxes	(9)	—	—	—	—	(9)
Gains on sales of facilities	—	—	(6)	(4)	—	(10)
Losses on retirement of debt	—	39	—	—	—	39
Amortization of debt issuance costs	—	23	—	—	—	23
Share-based compensation	—	—	195	—	—	195
Equity in earnings of affiliates	(1,702)	—	—	—	1,702	—
Other	58	—	2	—	—	60

Net cash provided by (used in) operating activities	74	(1,694)	3,766	1,546	—	3,692

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,161)	(872)	—	(2,033)
Acquisition of hospitals and health care entities	—	—	(9)	(1,133)	—	(1,142)
Disposition of hospitals and health care entities	—	—	12	12	—	24
Change in investments	—	—	1	(16)	—	(15)
Other	—	—	(7)	1	—	(6)

Net cash used in investing activities	—	—	(1,164)	(2,008)	—	(3,172)

Cash flows from financing activities:
Issuance of long-term debt	—	1,500	—	2	—	1,502
Net change in revolving credit facilities	—	650	—	—	—	650
Repayment of long-term debt	—	(604)	(54)	(42)	—	(700)
Distributions to noncontrolling interests	—	—	(105)	(258)	—	(363)
Payment of debt issuance costs	—	(25)	—	—	—	(25)
Repurchases of common stock	(1,475)	—	—	—	—	(1,475)
Changes in intercompany balances with affiliates, net	1,468	173	(2,439)	798	—	—
Other	(66)	—	1	28	—	(37)

Net cash (used in) provided by financing activities	(73)	1,694	(2,597)	528	—	(448)

Change in cash and cash equivalents	1	—	5	66	—	72
Cash and cash equivalents at beginning of period	—	—	114	532	—	646

Cash and cash equivalents at end of period	$1	$—	$119	$598	$—	$718

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

The above supplemental condensed consolidating financial information for the quarter and nine months ended September 30, 2017 has been adjusted to properly record the impact of certain subsidiaries that were non-guarantors becoming guarantors, primarily related to the Company acquiring previous noncontrolling interests of non-guarantor subsidiaries that then became guarantor subsidiaries. The impact of these adjustments was immaterial as they had no impact to our consolidated income statements, balance sheets or statements of cash flows, had no impact on any liquidity measures of the Company, nor did they impact any financial ratios based on our consolidated balance sheets or income statements. There was also no impact to our loan covenant reporting or compliance. The impact of the adjustments was limited to reclassifications between the Subsidiary Guarantors and Subsidiary Non-Guarantors columns of the condensed consolidating financial statements. The application of these adjustments to the consolidating information for the quarter and nine months ended September 30, 2017 is summarized as follows (dollars in millions):

	As Previously Reported	Adjustment	As Adjusted
Quarter ended September 30, 2017
Net income (loss) attributable to HCA Healthcare, Inc.:
HCA Healthcare, Inc. Issuer	$426	$—	$426
HCA Inc. Issuer	(524)	—	(524)
Subsidiary Guarantors	787	117	904
Subsidiary Non-Guarantors	173	(117)	56
Eliminations	(436)	—	(436)

Condensed Consolidated	$426	$—	$426

	As Previously Reported	Adjustment	As Adjusted
Nine months ended September 30, 2017
Net income (loss) attributable to HCA Healthcare, Inc.:
HCA Healthcare, Inc. Issuer	$1,742	$—	$1,742
HCA Inc. Issuer	(1,463)	—	(1,463)
Subsidiary Guarantors	2,467	302	2,769
Subsidiary Non-Guarantors	698	(302)	396
Eliminations	(1,702)	—	(1,702)

Condensed Consolidated	$1,742	$—	$1,742

	As Previously Reported	Adjustment	As Adjusted
Nine months ended September 30, 2017
Net cash provided (used in) operating activities:
HCA Healthcare, Inc. Issuer	$74	$—	$74
HCA Inc. Issuer	(1,694)	—	(1,694)
Subsidiary Guarantors	3,342	424	3,766
Subsidiary Non-Guarantors	1,970	(424)	1,546
Eliminations	—	—	—

Condensed Consolidated	$3,692	$—	$3,692

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2018 Operations Summary

Revenues increased to $11.451 billion in the third quarter of 2018 from $10.696 billion in the third quarter of 2017. Net income attributable to HCA Healthcare, Inc. totaled $759 million, or $2.15 per diluted share, for the quarter ended September 30, 2018, compared to $426 million, or $1.15 per diluted share, for the quarter ended September 30, 2017. Third quarter 2018 results included net gains on sales of facilities of $6 million, or $0.01 per diluted share, and losses on retirement of debt of $9 million, or $0.02 per diluted share. Third quarter 2017 results included net gains on sales of facilities of $7 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.07 per diluted share. Third quarter 2018 results also included a reduction to the provision for income taxes of $132 million, or $0.37 per diluted share, related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act which, along with other revisions, lowered the federal statutory corporate tax rate from 35% to 21% beginning in 2018. Third quarter 2017 results include additional expenses and losses of revenues of approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma, and a negative impact to operating results related to the Texas Medicaid Waiver program of $50 million, or $0.08 per diluted share, related to final settlement amounts for the program year ended September 30, 2017. The amount associated with the hurricanes is prior to any insurance recoveries. During the third quarter of 2018, we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for the third quarters of 2018 and 2017 also included tax benefits of $23 million, or $0.07 per diluted share, and $4 million, or $0.01 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 353.639 million shares for the quarter ended September 30, 2018 and 369.834 million shares for the quarter ended September 30, 2017. During 2017 and the first nine months of 2018, we repurchased 25.092 million shares and 11.558 million shares of our common stock, respectively.

Revenues increased 7.1% on a consolidated basis and increased 7.4% on a same facility basis for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017. The increase in consolidated revenues can be primarily attributed to the combined impact of a 2.5% increase in revenue per equivalent admission and a 4.4% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 3.4% increase in same facility equivalent admissions.

During the quarter ended September 30, 2018, consolidated admissions and same facility admissions increased 3.2% and 3.1%, respectively, compared to the quarter ended September 30, 2017. Surgeries increased 3.5% on a consolidated basis and 3.2% on a same facility basis during the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017. Emergency department visits increased 0.4% on a consolidated basis and declined 0.4% on a same facility basis during the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017. Same facility uninsured admissions increased 8.8% for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017.

Cash flows from operating activities increased $713 million from $1.008 billion for the third quarter of 2017 to $1.721 billion for the third quarter of 2018. The increase in cash provided by operating activities was primarily related to the combined impact of an increase in net income of $366 million, positive changes of $149 million related to working capital items and a benefit from income tax payments of $158 million.

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

Revenues increased 7.1% from $10.696 billion in the third quarter of 2017 to $11.451 billion in the third quarter of 2018. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters and nine months ended September 30, 2018 and 2017 are summarized in the following table (dollars in millions):

	Quarter
	2018	Ratio	2017	Ratio
Medicare	$2,404	21.0%	$2,298	21.5%
Managed Medicare	1,344	11.7	1,122	10.5
Medicaid	338	3.0	286	2.7
Managed Medicaid	622	5.4	537	5.0
Managed care and insurers	6,026	52.6	5,605	52.4
International (managed care and insurers)	273	2.4	276	2.6
Other	444	3.9	572	5.3

Revenues	$11,451	100.0%	$10,696	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Nine Months
	2018	Ratio	2017	Ratio
Medicare	$7,353	21.4%	$6,931	21.6%
Managed Medicare	4,088	11.9	3,463	10.8
Medicaid	976	2.8	956	3.0
Managed Medicaid	1,769	5.1	1,653	5.2
Managed care and insurers	18,081	52.6	16,957	52.9
International (managed care and insurers)	873	2.5	814	2.5
Other	1,263	3.7	1,278	4.0

Revenues	$34,403	100.0%	$32,052	100.0%

Consolidated and same facility revenue per equivalent admission increased 2.5% and 3.9%, respectively, in the third quarter of 2018, compared to the third quarter of 2017. Consolidated and same facility equivalent admissions increased 4.4% and 3.4%, respectively, in the third quarter of 2018, compared to the third quarter of 2017. Consolidated and same facility outpatient surgeries increased 4.9% and 4.2%, respectively, in the third quarter of 2018, compared to the third quarter of 2017. Consolidated and same facility inpatient surgeries increased 1.1% and 1.6%, respectively, in the third quarter of 2018, compared to the third quarter of 2017. Consolidated and same facility emergency department visits increased 0.4% and declined 0.4%, respectively, in the third quarter of 2018, compared to the third quarter of 2017.

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2018 and 2017 follows (dollars in millions):

	Quarter		Nine Months
	2018	2017	2018	2017
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$9,946	$9,472	$29,684	$27,798
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.7%	13.4%	12.6%	13.1%
Total uncompensated care	$6,786	$6,089	$19,524	$17,137
Multiply by the cost-to-charges ratio	12.7%	13.4%	12.6%	13.1%

Estimated cost of total uncompensated care	$862	$816	$2,460	$2,245

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 37.2% and 36.3% for the quarters ended September 30, 2018 and 2017, respectively, and 36.2% and 34.8% for the nine months ended September 30, 2018 and 2017, respectively.

Same facility uninsured admissions increased by 3,383 admissions, or 8.8%, in the third quarter of 2018, compared to the third quarter of 2017. Same facility uninsured admissions increased 7.8%, in the second quarter of 2018, compared to the second quarter of 2017. Same facility uninsured admissions increased 10.1%, in the first quarter of 2018, compared to the first quarter of 2017. Same facility uninsured admissions in 2017, compared to 2016, increased 6.4% in the fourth quarter of 2017, increased 6.4% in the third quarter of 2017, increased 4.9% in the second quarter of 2017 and increased 3.2% in the first quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and nine months ended September 30, 2018 and 2017 are set forth in the following table.

	Quarter		Nine Months
	2018	2017	2018	2017
Medicare	29%	30%	30%	31%
Managed Medicare	17	15	17	16
Medicaid	5	5	5	5
Managed Medicaid	12	13	12	12
Managed care and insurers	28	28	28	28
Uninsured	9	9	8	8

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and other for the quarters and nine months ended September 30, 2018 and 2017 are set forth in the following table.

	Quarter		Nine Months
	2018	2017	2018	2017
Medicare	28%	29%	28%	29%
Managed Medicare	13	12	14	13
Medicaid	4	4	4	5
Managed Medicaid	6	5	6	5
Managed care and insurers	49	48	48	48
Other	—	2	—	—

	100%	100%	100%	100%

At September 30, 2018, we had 92 hospitals in the states of Texas and Florida. During the third quarter of 2018, 57% of our admissions and 49% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 70% of our uninsured admissions during the third quarter of 2018.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $101 million and $60 million during the third quarters of 2018 and 2017, respectively, and $296 million and $261 million during the first nine months of 2018 and 2017, respectively.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2018 and 2017 (dollars in millions):

	Quarter
	2018		2017
	Amount	Ratio	Amount	Ratio
Revenues	$11,451	100.0	$10,696	100.0

Salaries and benefits	5,377	46.9	5,081	47.5
Supplies	1,890	16.5	1,777	16.6
Other operating expenses	2,097	18.4	2,075	19.4
Equity in earnings of affiliates	(9)	(0.1)	(13)	(0.1)
Depreciation and amortization	582	5.1	539	5.0
Interest expense	442	3.9	427	4.0
Gains on sales of facilities	(6)	(0.1)	(7)	(0.1)
Losses on retirement of debt	9	0.1	39	0.4

	10,382	90.7	9,918	92.7

Income before income taxes	1,069	9.3	778	7.3
Provision for income taxes	173	1.5	248	2.3

Net income	896	7.8	530	5.0
Net income attributable to noncontrolling interests	137	1.2	104	1.0

Net income attributable to HCA Healthcare, Inc.	$759	6.6	$426	4.0

% changes from prior year:
Revenues	7.1%		4.2%
Income before income taxes	37.5		(23.6)
Net income attributable to HCA Healthcare, Inc.	78.3		(31.1)
Admissions(a)	3.2		2.7
Equivalent admissions(b)	4.4		2.5
Revenue per equivalent admission	2.5		1.6
Same facility % changes from prior year(c):
Revenues	7.4		2.3
Admissions(a)	3.1		0.6
Equivalent admissions(b)	3.4		0.3
Revenue per equivalent admission	3.9		2.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2018		2017
	Amount	Ratio	Amount	Ratio
Revenues	$34,403	100.0	$32,052	100.0

Salaries and benefits	15,940	46.3	14,878	46.4
Supplies	5,722	16.6	5,369	16.8
Other operating expenses	6,325	18.5	5,970	18.6
Equity in earnings of affiliates	(25)	(0.1)	(36)	(0.1)
Depreciation and amortization	1,697	4.9	1,581	4.9
Interest expense	1,309	3.8	1,257	3.9
Gains on sales of facilities	(420)	(1.2)	(10)	—
Losses on retirement of debt	9	—	39	0.1

	30,557	88.8	29,048	90.6

Income before income taxes	3,846	11.2	3,004	9.4
Provision for income taxes	702	2.1	902	2.8

Net income	3,144	9.1	2,102	6.6
Net income attributable to noncontrolling interests	421	1.2	360	1.2

Net income attributable to HCA Healthcare, Inc.	$2,723	7.9	$1,742	5.4

% changes from prior year:
Revenues	7.3%		3.9%
Income before income taxes	28.0		(7.4)
Net income attributable to HCA Healthcare, Inc.	56.4		(11.6)
Admissions(a)	4.1		1.8
Equivalent admissions(b)	4.7		2.1
Revenue per equivalent admission	2.5		1.7
Same facility % changes from prior year(c):
Revenues	6.6		3.0
Admissions(a)	2.7		1.0
Equivalent admissions(b)	2.7		1.2
Revenue per equivalent admission	3.8		1.8

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2018 and 2017

Net income attributable to HCA Healthcare, Inc. totaled $759 million, or $2.15 per diluted share, for the third quarter of 2018, compared to $426 million, or $1.15 per diluted share, for the third quarter of 2017. Third quarter 2018 results included net gains on sales of facilities of $6 million, or $0.01 per diluted share, and losses on retirement of debt of $9 million, or $0.02 per diluted share. Third quarter 2017 results include net gains on sales of facilities of $7 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.07 per diluted share. Third quarter 2018 results also included a reduction to the provision for income taxes of $132 million, or $0.37 per diluted share, related to the impact of tax rate changes under the 2017 Tax Cuts and Jobs Act. Third quarter 2017 results also include additional expenses and losses of revenues of approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma, and a negative impact to operating results related to the Texas Medicaid waiver program of $50 million, or $0.08 per diluted share, related to final settlement amounts for the program year ended September 30, 2017. The amount associated with the hurricanes is prior to any insurance recoveries. During the third quarter of 2018, we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for the third quarters of 2018 and 2017 also included tax benefits of $23 million, or $0.07 per diluted share, and $4 million, or $0.01 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 353.639 million shares for the quarter ended September 30, 2018 and 369.834 million shares for the quarter ended September 30, 2017. During 2017 and the first nine months of 2018, we repurchased 25.092 million shares and 11.558 million shares of our common stock, respectively.

Revenues increased 7.1% primarily due to the combined impact of revenue per equivalent admission growth of 2.5% and a 4.4% increase in equivalent admissions for the third quarter of 2018 compared to the third quarter of 2017. Same facility revenues increased 7.4% due to the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 3.4% increase in same facility equivalent admissions for the third quarter of 2018 compared to the third quarter of 2017.

Salaries and benefits, as a percentage of revenues, were 46.9% in the third quarter of 2018 and 47.5% in the third quarter of 2017. Salaries and benefits per equivalent admission increased 1.3% in the third quarter of 2018 compared to the third quarter of 2017. Same facility labor rate increases averaged 3.1% for the third quarter of 2018 compared to the third quarter of 2017.

Supplies, as a percentage of revenues, were 16.5% in the third quarter of 2018 and 16.6% in the third quarter of 2017. Supply costs per equivalent admission increased 1.9% in the third quarter of 2018 compared to the third quarter of 2017. Supply costs per equivalent admission increased 5.0% for medical devices and 1.8% for general medical and surgical items, and declined 2.5% for pharmacy supplies in the third quarter of 2018 compared to the third quarter of 2017.

Other operating expenses, as a percentage of revenues, were 18.4% in the third quarter of 2018 and 19.4% in the third quarter of 2017. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $60 million and $116 million for the third quarters of 2018 and 2017, respectively. During the third quarter of 2018, we recorded a reduction of $70 million, or $0.15 per diluted share, to our provision for professional liability risks related to the receipt of updated actuarial information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2018 and 2017 (continued)

Equity in earnings of affiliates was $9 million and $13 million in the third quarters of 2018 and 2017, respectively.

Depreciation and amortization increased $43 million, from $539 million in the third quarter of 2017 to $582 million in the third quarter of 2018. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.

Interest expense was $442 million in the third quarter of 2018 and $427 million in the third quarter of 2017. Our average debt balance was $33.091 billion for the third quarter of 2018 compared to $32.337 billion for the third quarter of 2017. The average effective interest rate for our long-term debt increased to 5.3% from 5.2% for the quarters ended September 30, 2018 and 2017, respectively.

During the third quarters of 2018 and 2017, we recorded net gains on sales of facilities of $6 million and $7 million, respectively.

During August 2018, we issued $2.000 billion aggregate principal amount of senior notes comprised of $1.000 billion aggregate principal amount of 5.375% notes due 2026 and $1.000 billion aggregate principal amount of 5.625% notes due 2028. We used the net proceeds for general corporate purposes, including funding the purchase of a hospital, and the redemption of all $1.500 billion aggregate principal amount of our existing 3.750% senior secured notes maturing in March 2019. The pretax loss on retirement of debt was $9 million. During June 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospital acquisitions, and the redemption of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million.

The effective tax rates were 18.6% and 36.7% for the third quarters of 2018 and 2017, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the third quarters of 2018 and 2017 included tax benefits of $23 million and $4 million, respectively, related to employee equity award settlements. Our provision for income taxes for the third quarter of 2018 also included $28 million of reductions for tax credits related to certain 2017 hurricane-related expenses. Excluding the effect of these adjustments, the effective tax rate for the third quarters of 2018 and 2017 would have been 24.1% and 37.2%, respectively. The reduction in the effective tax rate was primarily related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act which, along with other revisions, lowered the federal statutory corporate tax rate from 35% to 21% beginning in 2018.

Net income attributable to noncontrolling interests increased from $104 million for the third quarter of 2017 to $137 million for the third quarter of 2018. The increase in net income attributable to noncontrolling interests related primarily to one of our Texas markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2018 and 2017

Net income attributable to HCA Healthcare, Inc. totaled $2.723 billion, or $7.65 per diluted share, in the nine months ended September 30, 2018, compared to $1.742 billion, or $4.64 per diluted share, in the nine months ended September 30, 2017. The first nine months of 2018 results included net gains on sales of facilities of $420 million, or $0.89 per diluted share, and losses on retirement of debt of $9 million, or $0.02 per diluted share. The first nine months of 2017 results include net gains on sales of facilities of $10 million, or $0.02 per diluted share, and losses on retirement of debt of $39 million, or $0.07 per diluted share. The first nine months of 2018 results also included a reduction to the provision for income taxes of $316 million, or $0.89 per diluted share, on net income attributable to HCA Healthcare, Inc., excluding gains on sales of facilities and losses on retirement of debt, related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act. The first nine months of 2017 results also include additional expenses and losses of revenues of approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma, and a negative impact to operating results related to the Texas Medicaid waiver program of $50 million, or $0.08 per diluted share, related to final settlement amounts for the program year ended September 30, 2017. The amount associated with the hurricanes is prior to any insurance recoveries. During the nine months ended September 30, 2018, we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for the first nine months of 2018 and 2017 also included tax benefits of $119 million, or $0.33 per diluted share, and $80 million, or $0.21 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 356.124 million shares for the nine months ended September 30, 2018 and 375.013 million shares for the nine months ended September 30, 2017. During 2017 and the first nine months of 2018, we repurchased 25.092 million shares and 11.558 million shares of our common stock, respectively.

Revenues increased 7.3% due to the combined impact of revenue per equivalent admission growth of 2.5% and a 4.7% increase in equivalent admissions for the first nine months of 2018 compared to the first nine months of 2017. Same facility revenues increased 6.6% due to the combined impact of a 3.8% increase in same facility revenue per equivalent admission and a 2.7% increase in same facility equivalent admissions for the first nine months of 2018 compared to the first nine months of 2017.

Salaries and benefits, as a percentage of revenues, were 46.3% in the first nine months of 2018 and 46.4% in the first nine months of 2017. Salaries and benefits per equivalent admission increased 2.3% in the first nine months of 2018 compared to the first nine months of 2017. Same facility labor rate increases averaged 3.3% for the first nine months of 2018 compared to the first nine months of 2017.

Supplies, as a percentage of revenues, were 16.6% in the first nine months of 2018 and 16.8% in the first nine months of 2017. Supply costs per equivalent admission increased 1.8% in the first nine months of 2018 compared to the first nine months of 2017. Supply costs per equivalent admission increased 4.0% for medical devices and 1.6% for general medical and surgical items, and declined 0.8% for pharmacy supplies in the first nine months of 2018 compared to the first nine months of 2017.

Other operating expenses, as a percentage of revenues, were 18.5% in the first nine months of 2018 and 18.6% in the first nine months of 2017. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $312 million and $353 million for the first nine months of 2018 and 2017, respectively. During the first nine months of 2018, we recorded a reduction of $70 million, or $0.15 per diluted share, to our provision for professional liability risks related to the receipt of updated actuarial information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2018 and 2017 (continued)

Equity in earnings of affiliates was $25 million and $36 million in the first nine months of 2018 and 2017, respectively.

Depreciation and amortization increased $116 million, from $1.581 billion in the first nine months of 2017 to $1.697 billion in the first nine months of 2018. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.

Interest expense was $1.309 billion in the first nine months of 2018 and $1.257 billion in the first nine months of 2017. Our average debt balance was $33.129 billion for the first nine months of 2018 compared to $31.846 billion for the first nine months of 2017. The average effective interest rate for our long-term debt was 5.3% for each of the nine months ended September 30, 2018 and 2017.

During the first nine months of 2018 and 2017, we recorded net gains on sales of facilities of $420 million and $10 million, respectively. The net gains on sales of facilities for 2018 related primarily to the sale of the two hospital facilities in our Oklahoma market.

During August 2018, we issued $2.000 billion aggregate principal amount of senior notes comprised of $1.000 billion aggregate principal amount of 5.375% notes due 2026 and $1.000 billion aggregate principal amount of 5.625% notes due 2028. We used the net proceeds for general corporate purposes, including funding the purchase of a hospital, and the redemption of all $1.500 billion aggregate principal amount of our existing 3.750% senior secured notes maturing in March 2019. The pretax loss on retirement of debt was $9 million. During June 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospital acquisitions, and the redemption of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million.

The effective tax rates were 20.5% and 34.1% for the first nine months of 2018 and 2017, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first nine months of 2018 and 2017 included tax benefits of $119 million and $80 million, respectively, related to employee equity award settlements. Our provision for income taxes for the first nine months of 2018 also included $28 million of reductions for tax credits related to certain 2017 hurricane-related expenses. Excluding the effect of these adjustments, the effective tax rate for the first nine months of 2018 and 2017 would have been 24.8% and 37.1%, respectively. The reduction in the effective tax rate was primarily related to the estimated impact of tax rate changes under the 2017 Tax Cuts and Jobs Act which, along with other revisions, lowered the federal statutory corporate tax rate from 35% to 21% beginning in 2018.

Net income attributable to noncontrolling interests increased from $360 million for the first nine months of 2017 to $421 million for the first nine months of 2018. The increase in net income attributable to noncontrolling interests related primarily to two of our Texas markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $4.586 billion in the first nine months of 2018 compared to $3.692 billion in the first nine months of 2017. The $894 million increase in cash provided by operating activities in the first nine months of 2018 compared to the first nine months of 2017 related primarily to the combined impact of the increase in net income, excluding gains on sales of facilities, of $632 million, depreciation and amortization of $116 million and positive changes of $142 million related to working capital items. The combined interest payments and net tax payments in the first nine months of 2018 and 2017 were $2.124 billion and $2.294 billion, respectively. Working capital totaled $3.779 billion at September 30, 2018 and $3.819 billion at December 31, 2017.

Cash used in investing activities was $2.615 billion in the first nine months of 2018 compared to $3.172 billion in the first nine months of 2017. Acquisitions of hospitals and health care entities declined from $1.142 billion in the first nine months of 2017 to $1.056 billion in the first nine months of 2018. Excluding acquisitions, capital expenditures were $2.420 billion in the first nine months of 2018 and $2.033 billion in the first nine months of 2017. Capital expenditures, excluding acquisitions, are expected to approximate $3.5 billion in 2018. At September 30, 2018, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Cash received from disposals of hospitals and health care entities increased $778 million for the first nine months of 2018 compared to the first nine months of 2017 primarily related to the receipt of $758 million from the sale of the two hospital facilities in our Oklahoma market.

Cash used in financing activities totaled $2.114 billion in the first nine months of 2018 compared to $448 million in the first nine months of 2017. During the first nine months of 2018, net cash flows used in financing activities included a net increase of $18 million in our indebtedness, payments of cash dividends of $366 million, repurchases of common stock of $1.195 billion and distributions to noncontrolling interests of $315 million. During the first nine months of 2017, net cash flows used in financing activities included a net increase of $1.452 billion in our indebtedness, repurchases of common stock of $1.475 billion and distributions to noncontrolling interests of $363 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $33.107 billion at September 30, 2018. Our interest expense was $1.309 billion for the first nine months of 2018 and $1.257 billion for the first nine months of 2017.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.382 billion and $2.562 billion available as of September 30, 2018 and October 31, 2018, respectively) and anticipated access to public and private debt markets.

During August 2018, we issued $2.000 billion aggregate principal amount of senior notes comprised of $1.000 billion aggregate principal amount of 5.375% notes due 2026 and $1.000 billion aggregate principal amount of 5.625% notes due 2028. We used the net proceeds for general corporate purposes, including funding the purchase of a hospital, and the redemption of all $1.500 billion aggregate principal amount of our existing 3.750% senior secured notes maturing in March 2019.

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

Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $413 million and $472 million at September 30, 2018 and December 31, 2017, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $186 million and $194 million at September 30, 2018 and December 31, 2017, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.459 billion and $1.409 billion at September 30, 2018 and December 31, 2017, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $449 million. We estimate that approximately $413 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $413 million at September 30, 2018. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2018, we had a net unrealized gain of $2 million on the insurance subsidiaries’ investments.

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

With respect to our interest-bearing liabilities, approximately $4.676 billion of long-term debt at September 30, 2018 was subject to variable rates of interest, while the remaining balance in long-term debt of $28.431 billion at September 30, 2018 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.3% for each of the nine months ended September 30, 2018 and 2017.

The estimated fair value of our total long-term debt was $34.125 billion at September 30, 2018. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $47 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2018	2017
Number of hospitals in operation at:
March 31	178	171
June 30	178	172
September 30	179	177
December 31		179
Number of freestanding outpatient surgical centers in operation at:
March 31	120	118
June 30	122	119
September 30	122	119
December 31		120
Licensed hospital beds at(a):
March 31	46,745	44,374
June 30	46,723	44,727
September 30	47,060	46,250
December 31		46,738
Weighted average licensed beds(b):
Quarter:
First	46,686	44,362
Second	46,667	44,605
Third	46,909	45,887
Fourth		46,636
Year		45,380
Average daily census(c):
Quarter:
First	28,130	26,699
Second	26,047	25,353
Third	25,991	25,653
Fourth		26,304
Year		26,000
Admissions(d):
Quarter:
First	507,873	485,761
Second	494,610	473,174
Third	497,899	482,557
Fourth		495,121
Year		1,936,613
Equivalent admissions(e):
Quarter:
First	849,164	812,192
Second	851,047	809,367
Third	854,940	818,887
Fourth		845,986
Year		3,286,432

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2018	2017
Average length of stay (days)(f):
Quarter:
First	5.0	4.9
Second	4.8	4.9
Third	4.8	4.9
Fourth		4.9
Emergency room visits(g):
Quarter:
First	2,302,112	2,163,138
Second	2,148,338	2,116,123
Third	2,139,375	2,130,460
Fourth		2,214,416
Year		8,624,137
Outpatient surgeries(h):
Quarter:
First	230,869	225,915
Second	244,367	234,215
Third	235,258	224,252
Fourth		250,925
Year		935,307
Inpatient surgeries(i):
Quarter:
First	136,650	133,341
Second	139,049	134,553
Third	138,699	137,187
Fourth		141,147
Year		546,228
Days revenues in accounts receivable(j):
Quarter:
First	50	48
Second	52	49
Third	52	51
Fourth		52
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second	39%	37%
Third	39%	38%
Fourth		39%
Year		38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of September 30, 2018. There were no material changes in HCA’s internal control over financial reporting during the third quarter of 2018.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2018, we repurchased 2,517,742 shares of our common stock at an average price of $120.26 per share through market purchases pursuant to the $2 billion share repurchase program authorized during October 2017. At September 30, 2018, we had $607 million of repurchase authorization available under the October 2017 authorization.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2018 through September 30, 2018 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2018 through July 31, 2018	1,095,236	$106.68	1,095,236	$793
August 1, 2018 through August 31, 2018	709,923	$128.18	709,923	$702
September 1, 2018 through September 30, 2018	712,583	$133.25	712,583	$607

Total for third quarter 2018	2,517,742	$120.26	2,517,742	$607

On October 29, 2018, our Board of Directors declared a quarterly dividend of $0.35 per share on our common stock payable on December 28, 2018 to stockholders of record on December 3, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6.    EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 19, dated as of August 23, 2018, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 23, 2018 and incorporated herein by reference).

4.2	—

Supplemental Indenture No. 20, dated as of August 23, 2018, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 23, 2018 and incorporated herein by reference).

4.3	—	Form of Global Note representing the 2026 Notes (included in Exhibit 4.1).

4.4	—	Form of Global Note representing the 2028 Notes (included in Exhibit 4.2).

10.1	—

Amended and Restated Employment Agreement dated September 10, 2018 (R. Milton Johnson) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12, 2018 and incorporated herein by reference).*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarters and nine months ended September 30, 2018 and 2017, filed with the SEC on November 6, 2018, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2018 and 2017, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2018 and 2017, (iv) the condensed consolidated statements of stockholders’ deficit for the quarters and nine months ended September 30, 2018 and 2017, (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and (vi) the notes to condensed consolidated financial statements.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: November 6, 2018