Form 10-K
period 2018-12-31
HCA Healthcare, Inc.
filed 2019-02-21
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2019, there were 342,376,700 outstanding shares of the Registrant’s common stock. As of June 30, 2018, the aggregate market value of the common stock held by nonaffiliates was approximately $28.045 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

General

HCA Healthcare, Inc. is one of the leading health care services companies in the United States. At December 31, 2018, we operated 179 hospitals, comprised of 175 general, acute care hospitals; three psychiatric hospitals; and one rehabilitation hospital. In addition, we operated 123 freestanding surgery centers. Our facilities are located in 20 states and England.

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

Available Information

We file certain reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information we file. Our website address is www.hcahealthcare.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Healthcare, Inc., One Park Plaza, Nashville, Tennessee 37203 and is also available on the Ethics and Compliance and Corporate Governance portion of our website at www.hcahealthcare.com.

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business and creating long-term value for our stockholders. To achieve these objectives, we align our efforts around the following growth agenda:

•	grow our presence in existing markets;

•	achieve industry-leading performance in clinical and satisfaction measures;

•	recruit and employ physicians to meet the need for high quality health services;

•	continue to leverage our scale and market positions to grow the Company; and

•	pursue a disciplined development strategy.

Health Care Facilities

We currently own, manage or operate hospitals, freestanding surgery centers, freestanding emergency care facilities, urgent care facilities, walk-in clinics, diagnostic and imaging centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers, physician practices and various other facilities.

At December 31, 2018, we owned and operated 175 general, acute care hospitals with 46,687 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

At December 31, 2018, we operated three psychiatric hospitals with 412 licensed beds. Our psychiatric hospitals provide therapeutic programs, including child, adolescent and adult psychiatric care, adolescent and adult alcohol and drug abuse treatment and counseling.

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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through the American Health Benefit Exchanges (“Exchanges”)), private insurers and directly from patients. Our revenues from third-party payers and other (including uninsured patients) for the years ended December 31, 2018, 2017 and 2016 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2018	Ratio	2017	Ratio	2016	Ratio
Medicare	$9,831	21.1%	$9,285	21.3%	$8,719	21.0%
Managed Medicare	5,497	11.8	4,680	10.7	4,278	10.3
Medicaid	1,358	2.9	1,316	3.0	1,278	3.1
Managed Medicaid	2,403	5.1	2,165	5.0	2,317	5.6
Managed care and other insurers	24,467	52.4	23,342	53.5	22,287	53.7
International (managed care and insurers)	1,156	2.5	1,097	2.5	1,195	2.9
Other	1,965	4.2	1,729	4.0	1,416	3.4

Revenues	$46,677	100.0%	$43,614	100.0%	$41,490	100.0%

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

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. These reductions have been extended through 2027. In 2013, the Centers for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare payments.

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

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. Each federal fiscal year, the annual market basket update is reduced by a productivity adjustment based on the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity, as required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”). A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

For federal fiscal year 2018, CMS increased the MS-DRG rate by approximately 1.2%. This increase reflected a 2.7% market basket increase adjusted by the following percentage points: a 0.75 reduction required by the Health Reform Law, a negative 0.6 productivity adjustment, a further reduction of 0.6 to remove the effects of prior adjustments related to the “two midnight rule,” and a positive 0.46 adjustment in accordance with the 21st Century Cures Act. Under the two midnight rule, services provided to Medicare beneficiaries are payable as inpatient hospital services only when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. For federal fiscal year 2019, CMS increased the MS-DRG rate by approximately 1.85%. This increase reflects a market basket update of 2.9%, adjusted by the following percentage points: a 0.75 reduction required by the Health Reform Law, a negative 0.8 productivity adjustment, and a positive 0.5 adjustment in accordance with the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). Additional adjustments may apply, depending on patient-specific or hospital-specific factors. Under the post-acute care transfer policy, for example, Medicare reimbursement rates may be reduced when an inpatient hospital discharges a patient in a specified MS-DRG to certain post-acute care settings, including, effective October 1, 2018, hospice care.

CMS has implemented, or is implementing, a number of programs and requirements intended to transform Medicare from a passive payer to an active purchaser of quality goods and services. For example, hospitals that do not successfully participate in the Hospital Inpatient Quality Reporting Program are subject to a 0.25% reduction of the market basket update. Hospitals that do not demonstrate meaningful use of electronic health records (“EHRs”) are subject to a 0.75% reduction of the market basket update.

Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if certain designated hospital acquired conditions (“HACs”) were not present on admission and the identified HAC is the only condition resulting in the assignment of the higher paying MS-DRG. In this situation, the case is paid as though the secondary diagnosis was not present. There are currently 14 categories of conditions on the list of HACs. In addition, pursuant to the Health Reform Law, the 25% of hospitals with the worst risk-adjusted HAC scores in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments. CMS has also established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis.

The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Each federal fiscal year inpatient payments are reduced if a hospital experiences “excess” readmissions within the 30-day time period from the date of discharge for conditions designated by CMS. For federal fiscal year 2019, CMS has designated six conditions or procedures, including heart attack, pneumonia and total hip arthroplasty. Hospitals with what CMS defines as excess readmissions for these conditions or procedures receive reduced payments for all inpatient discharges, not just discharges relating to the conditions or procedures subject to the excess readmission standard. The amount by which payments are reduced is determined by assessing a hospital’s performance relative to hospitals with similar proportions of dual eligible patients, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments. Each hospital’s performance is publicly reported by CMS.

In addition, pursuant to the Health Reform Law, CMS reduces the inpatient PPS payment amount for all discharges by 2.0%. The total amount collected from these reductions is pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: clinical care; efficiency and cost reduction; safety and patient and caregiver experience of care. CMS estimates that $1.9 billion will be available to hospitals as incentive payments in federal fiscal year 2019 under the value-based purchasing program.

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, nonimplantable orthotics and prosthetics, freestanding surgery center services and services provided by independent diagnostic testing facilities. In addition, certain items and services furnished by off-campus provider-based departments, subject to certain exceptions, are not covered as outpatient department services under the outpatient PPS, but are reimbursed under the Medicare Physician Fee Schedule (“Physician Fee Schedule”), subject to adjustments as specified by CMS. In 2018, CMS finalized a rule that will reimburse clinic visit services provided at all off-campus provider-based departments at the Physician Fee Schedule rate, which is generally lower than the PPS rate. Previously, this rate did not apply to “excepted” provider-based departments. CMS will phase in the expansion of this site-neutral policy over two calendar years, beginning in 2019.

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. Each calendar year, the annual market basket update is further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity as required by the Health Reform Law. For calendar year 2018, CMS increased APC payment rates by an estimated 1.4%. The change reflected a market basket increase of 2.7% with a negative 0.6 percentage point productivity adjustment and a negative 0.75 percentage point adjustment required by the Health Reform Law, along with other payment adjustments and policy changes. For calendar year 2019, CMS increased APC payment rates by an estimated 1.35%. This increase reflects a market basket increase of 2.9% with a negative 0.8 percentage point productivity adjustment and a negative 0.75 percentage point adjustment required by the Health Reform Law. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2.0 percentage point reduction in the annual payment update under the outpatient PPS.

The 340B program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates as is applied to non-340B-discounted drugs. In a final rule effective January 1, 2018, CMS reduced the Medicare payments under the outpatient PPS for most drugs obtained at the 340B-discounted rates. CMS also made corresponding increases to the Medicare reimbursement rates to all hospitals for other drugs and services paid under the outpatient PPS. On December 27, 2018, the United States District Court for the District of Columbia held that the adoption of the 2018 rule had exceeded CMS’ statutory authority. The court has asked the parties to submit briefs on the appropriate remedy to implement the holding. The holding and the court’s remedy could potentially be appealed. Depending upon the court’s remedy and the outcome of any appeal, this case could result in a decrease to the Company’s outpatient Medicare reimbursement.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. Each federal fiscal year, the annual market basket update is further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity as required by the Health Reform Law. For federal fiscal year 2018, CMS increased IRF payment rates by an estimated 0.9%. This reflected an increase factor of 1.0%, the figure required by MACRA, with adjustments related to outlier threshold results. For federal fiscal year 2019, CMS increased IRF payment rates by an estimated 1.3%, reflecting an IRF market basket update of 2.9% with a negative 0.8 percentage point adjustment and a 0.75 percentage point reduction required by the Health Reform Law, among other payment adjustments. In addition, CMS requires IRFs to report quality measures to avoid receiving a reduction of 2 percentage points to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2018, we had one rehabilitation hospital and 62 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis. The inpatient psychiatric facility (“IPF”) PPS is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. Each payment year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2018, CMS increased inpatient psychiatric payment rates by approximately 1.0%, which reflected a 2.6% IPF market basket update, reduced by a 0.6 percentage point productivity adjustment and by a 0.75 percentage point as required by the Health Reform Law, among other payment adjustments. For federal fiscal year 2019, CMS increased IPF payment rates by an estimated 1.1%, which reflects a 2.9% IPF market basket update with a negative 0.8 percentage point productivity adjustment, a negative 0.75 percentage point adjustment as required by the Health Reform Law, and other payment adjustments. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2.0 percentage point reduction to the market basket update. As of December 31, 2018, we had three psychiatric hospitals and 55 hospital psychiatric units.

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

Historically, CMS updated reimbursement rates for ASCs based on changes to the consumer price index. However, for calendar years 2019 through 2023, CMS updates to ASC reimbursement rates will be based on the hospital market basket index. For each federal fiscal year, the ASC payment system update is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity as required by the Health Reform Law. For calendar year 2018, CMS increased ASC payments by 1.2%, which reflected a consumer price index update of 1.7% and a negative 0.5 percentage point productivity adjustment. For calendar year 2019, CMS increased ASC payment rates by 2.1%, which reflects a market basket increase of 2.9%, less a 0.8 percentage point productivity adjustment. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures receive a 2.0 percentage point reduction to the consumer price index update.

Physician Services

Physician services are reimbursed under the Physician Fee Schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services, relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the Physician Fee Schedule may not differ by more than $20 million from what payments would have been if adjustments were not made. CMS annually reviews resource inputs for select services as part of the potentially misvalued code initiative. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For 2019, CMS updated the conversion factor based on the 0.25% increase required by the Bipartisan Budget Act of 2018 and a budget neutrality adjustment.

Medicare payments are adjusted based on participation in the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment between 2019 and 2024 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM.

Alternatively, providers may participate in the MIPS track. Currently, providers electing this option may receive payment incentives or be subject to payment reductions of up to 5% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs. The adjustment percentage will increase incrementally to 9% by 2022. MIPS consolidates components of three previously established physician incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.

Other

Under PPS, the payment rates are adjusted for area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes is not anticipated to have a material financial impact for 2019.

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

CMS contracts with third parties to promote the integrity of the Medicare program through reviews of quality concerns and detections and corrections of improper payments. Quality Improvement Organizations (“QIOs”), for example, are groups of physicians and other health care quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The compensation for RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis and expanded the RAC program to the Managed Medicare program and Medicare Part D. CMS is transitioning some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform audits, investigations and other integrity activities.

We have established policies and procedures to respond to requests from and payment denials by RACs and other Medicare contractors. Payment recoveries resulting from reviews and denials are appealable through administrative and judicial processes, and we pursue reversal of adverse determinations at appropriate appeal levels. We incur additional costs related to responding to requests and denials, including costs associated with responding to requests for records and pursuing the reversal of payment denials and losses associated with overpayments that are not reversed upon appeal. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. Depending upon changes to and the growth of the RAC program and other Medicare integrity programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Managed Medicare

Under the Managed Medicare program (also known as Medicare Part C, or Medicare Advantage), the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. In addition to covering Part A and Part B benefits, the health insurers may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. CMS makes fee payment adjustments based on service benchmarks and quality ratings and publishes star ratings to assist beneficiaries with plan selection. According to CMS, over one-third of all Medicare enrollees participate in managed Medicare plans.

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

Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program through the Medicaid Integrity Program. CMS employs UPICs to perform post-payment audits of Medicaid claims, identify overpayments, and perform other program integrity activities, many of which were previously performed by Medicaid Integrity Contractors. The UPICs collaborate with states and coordinate provider investigations across the Medicare and Medicaid programs. In addition, state Medicaid agencies are required to establish Medicaid RAC programs. These programs vary by state in design and operation.

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

Accountable Care Organizations and Bundled Payment Initiatives

An Accountable Care Organization (“ACO”) is a network of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program (“MSSP”), which was established pursuant to the Health Reform Law, and the Next Generation ACO Model.

The Center for Medicare & Medicaid Innovation (“CMMI”) is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMMI has implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement (“BPCI”) initiative. Participation in bundled payment programs is generally voluntary, but CMS requires hospitals in selected geographic areas to participate in bundling programs for specified orthopedic procedures. HHS has indicated that it plans to implement additional bundled payment programs, some of which will be mandatory.

HHS continues to focus on shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and/or value, including bundled payment and pay-for-performance programs. Several private third-party payers are increasingly employing such reimbursement models, which may increasingly shift financial risk to providers.

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

The Health Reform Law reduced Medicare DSH payments to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool is adjusted each year by a formula that reflects changes in the national level of uninsured who are under 65 years of age. Thus, the greater the level of coverage for the previously uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each DSH hospital is paid out of the DSH payment pool an amount allocated based upon its estimated cost of providing uncompensated care as a percentage in relation to the cost of providing uncompensated care for all other DSH hospitals.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private health insurers. Admissions reimbursed by commercial managed care and other insurers were 28%, 28% and 29% of our total admissions for the years ended December 31, 2018, 2017 and 2016, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases of 4% to 5% from managed care payers during 2018, there can be no assurance that we will continue to receive increases in the future. Further, it is not clear what impact, if any, health reform efforts at the federal and state levels, consolidation within the third-party payer industry and vertical integration among third-party payers and health care providers will have on our ability to negotiate reimbursement rates.

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

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2018, approximately 83% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. In addition, health insurers are required to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. The financial impact of the obligation to screen for and stabilize emergency medical conditions has been offset, in part, by provisions of the Health Reform Law that decrease the number of uninsured individuals. However, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. Further, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Health Reform Law. It is difficult to predict the impact of these changes, but they may result in fewer individuals electing to obtain public or private health insurance or affect the scope of such coverage, if purchased.

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

	Years Ended December 31,
	2018	2017		2016	2015	2014
Number of hospitals at end of period	179	179		170	168	166
Number of freestanding outpatient surgery centers at end of period	123	120		118	116	113
Number of licensed beds at end of period(a)	47,199	46,738		44,290	43,771	43,356
Weighted average licensed beds(b)	46,857	45,380		44,077	43,620	43,132
Admissions(c)	2,003,753	1,936,613		1,891,831	1,868,789	1,795,312
Equivalent admissions(d)	3,420,406	3,286,432		3,191,519	3,122,746	2,958,674
Average length of stay (days)(e)	4.9	4.9		4.9	4.9	4.8
Average daily census(f)	26,663	26,000		25,340	25,084	23,835
Occupancy rate(g)	57%	57%		58%	58%	55%
Emergency room visits(h)	8,764,431	8,624,137		8,378,340	8,050,159	7,450,748
Outpatient surgeries(i)	971,537	941,231	*	932,213	909,386	891,633
Inpatient surgeries(j)	548,220	540,304	*	537,306	529,900	518,881

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(e)	Represents the average number of days admitted patients stay in our hospitals.
(f)	Represents the average number of patients in our hospital beds each day.
(g)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(h)	Represents the number of patients treated in our emergency rooms.
(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
*	Reclassifications between inpatient surgery cases and outpatient surgery cases for 2017 have been made to conform to the 2018 presentation.

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

Our strategies are designed to ensure our hospitals are competitive. We believe our hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered, quality and condition of the facilities and prices charged. Hospitals must publish online a list of their standard charges for items and services. We have increased our focus on operating outpatient services with improved accessibility and more convenient service for patients and increased predictability and efficiency for physicians.

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

Another major factor in the competitive position of our hospitals is our ability to negotiate service contracts with group purchasers of health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. Similarly, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group purchasers of health care services on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our contracts with third-party payers and enter into new contracts on favorable terms. Other health care providers may impact our ability to enter into contracts with third-party payers or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Increasing vertical integration efforts involving third-party payers and health care providers may increase these challenges. Moreover, the trend toward consolidation among private third-party payers tends to increase payer bargaining power over fee structures. In addition, health reform efforts, such as the Health Reform Law’s creation of the Exchanges and limitations on rescissions of coverage and pre-existing condition exclusions, may lead to private third-party payers increasingly demanding reduced fees or being unwilling to negotiate reimbursement increases. Health plans, including those offered through the Exchanges, increasingly utilize narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier. These trends may continue regardless of potential repeal or replacement of, or changes to, the Health Reform Law. The importance of obtaining contracts with group purchasers of health care services varies from community to community, depending on the market strength of such organizations.

State certificate of need (“CON”) laws, which place limitations on a health care facility’s ability to expand services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. Before issuing a CON or other approval, these states consider the need for additional, changes in, or expanded health care facilities or services. In those states that do not require state approval or that set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See Item 1, “Business — Regulation and Other Factors.”

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

Certificates of Need

In some states where we operate hospitals and other health care providers, the construction or expansion of health care facilities, the acquisition of existing facilities, the transfer or change of ownership, capital expenditures and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded health care facilities and services or other change. Failure to provide required notifications or obtain necessary state approvals can result in the inability to expand facilities, complete an acquisition or expenditure or change ownership or other penalties.

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

Federal Health Care Program Regulations

Participation in any federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital or other provider fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the provider’s participation in the federal health care programs may be terminated, or civil and/or criminal penalties may be imposed. Civil monetary penalties are adjusted annually based on updates to the consumer price index and were increased under the Bipartisan Budget Act of 2018.

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

The HHS Office of Inspector General (the “OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. The OIG provides guidance to the industry through various methods, including advisory opinions and “Special Fraud Alerts.” These Special Fraud Alerts do not have the force of law, but identify features of arrangements or transactions that the government believes may cause the arrangements or transactions to violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements that constitute suspect practices, including: (a) payment of any incentive by a hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer, and (l) physician-owned entities (frequently referred to as physician-owned distributorships or PODs) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

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

Other Fraud and Abuse Provisions

Certain federal fraud and abuse laws apply to all health benefit programs and provide for criminal penalties. The Social Security Act also imposes criminal and civil penalties for making false claims and statements to

Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services and cost report fraud. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any business entities and any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, billing Medicare amounts that are substantially in excess of a provider’s usual charges, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider, contracting with an individual or entity known to be excluded from a federal health care program, making or accepting a payment to induce a physician to reduce or limit services, and soliciting or receiving any remuneration in return for referring an individual for an item or service payable by a federal health care program. Like the Anti-kickback Statute, these provisions are very broad. Civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments and accurately prepare cost reports.

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

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and implementing regulations require the use of uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. These provisions are intended to encourage electronic commerce in the health care industry.

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

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days after discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, including $10 million in federal fiscal year 2019. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Health Care Reform

The health care industry is subject to changing political, regulatory, and other influences, along with various scientific and technological initiatives. In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Health Reform Law. The Health Reform Law affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. However, there is uncertainty regarding the future of the Health Reform Law. The law has been subject to legislative and regulatory changes and court challenges. The presidential administration and a number of members of Congress have stated their intent to repeal or make additional significant changes to the Health Reform Law, its implementation or interpretation. The 2017 Tax Cuts and Jobs Act (the “Tax Act”) repealed the penalty associated with the individual mandate to maintain health insurance effective January 1, 2019. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Health Reform Law. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. Further, the President of the United States signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Health Reform Law, which may result in additional changes in how the law is implemented.

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

The Health Reform Law has had a net positive effect on the Company to date, before considering the impact of Medicare reductions that began in 2010, and it is expected that the law, as presently implemented, will continue to have a meaningful contribution to the Company’s results of operations. However, in December 2018, the United States District Court for the Northern District of Texas held that, as a result of the repeal of the penalty associated with the individual mandate, the mandate was unconstitutional. In addition, because the court found that the mandate could not be severed from the rest of the law, the court held that the entire Health Reform Law was also unconstitutional, but the law remains in place pending appeal. The Company could be affected by the ultimate outcome of this and other court challenges, and by efforts to change, repeal or replace the Health Reform Law, as discussed in Item 1A, “Risk Factors.”

General Economic and Demographic Factors

The health care industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals and other providers. We anticipate that the federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible amounts.

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

Employees and Medical Staffs

At December 31, 2018, we had approximately 262,000 employees, including approximately 66,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2018, certain employees at 39 of our domestic hospitals are represented by various labor unions. While no elections are expected in 2019, it is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

Executive Officers of the Registrant

As of February 1, 2019, our executive officers were as follows:

Name	Age	Position(s)
R. Milton Johnson	62	Chairman
Samuel N. Hazen	58	Chief Executive Officer and Director
Phillip G. Billington	51	Senior Vice President — Internal Audit Services
Victor L. Campbell	72	Senior Vice President — Government Affairs
Michael S. Cuffe, M.D.	53	President — Physician Services Group
Jane D. Englebright	61	Senior Vice President and Chief Nursing Officer
Jon M. Foster	57	President — American Group
Charles J. Hall	65	President — National Group
A. Bruce Moore, Jr.	58	President — Service Line and Operations Integration
Sandra L. Morgan	56	Senior Vice President — Provider Relations
J. William B. Morrow	48	Senior Vice President — Finance and Treasurer
P. Martin Paslick	59	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	57	President — Clinical Services Group and Chief Medical Officer
Deborah M. Reiner	57	Senior Vice President — Marketing and Communications
William B. Rutherford	55	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	62	Senior Vice President and Chief Development Officer
John M. Steele	63	Senior Vice President and Chief Human Resource Officer
Kathryn A. Torres	55	Senior Vice President — Payer Contracting and Alignment
Robert A. Waterman	65	Senior Vice President and General Counsel
Kathleen M. Whalen	55	Senior Vice President and Chief Ethics and Compliance Officer
Christopher F. Wyatt	41	Senior Vice President and Controller

R. Milton Johnson has served as Chairman since December 31, 2014 and has been a director of the Company since December 2009. Mr. Johnson served as Chairman and Chief Executive Officer from December 31, 2014 through December 2018. He served as President and Chief Executive Officer from January 1, 2014 to December 31, 2014. Mr. Johnson previously served the Company as President and Chief Financial Officer from February 2011 through December 2013 and Executive Vice President and Chief Financial Officer from July 2004 to February 2011. Prior to that time, he served as Senior Vice President and Controller from July 1999 until July 2004 and as Vice President and Controller of the Company from November 1998 to July 1999. From April 1995 to October 1998, Mr. Johnson served as Vice President — Tax of the Company. Prior to that time, Mr. Johnson served as Director of Tax for Healthtrust, Inc. — The Hospital Company from September 1987 to April 1995.

Samuel N. Hazen was appointed Chief Executive Officer effective January 1, 2019 and was appointed as a director in September 2018. Mr. Hazen served as President and Chief Operating Officer from November 2016 through December 2018. Prior to that time, he had served as Chief Operating Officer since January 2015. Mr. Hazen served as President — Operations of the Company from February 2011 to January 2015. Mr. Hazen served as President — Western Group from July 2001 to February 2011 and as Chief Financial Officer — Western Group of the Company from August 1995 to July 2001. Mr. Hazen served as Chief Financial Officer — North Texas Division of the Company from February 1994 to July 1995. Prior to that time, Mr. Hazen served in various hospital and regional Chief Financial Officer positions with Humana Inc. and Galen Health Care, Inc.

Phillip G. Billington was appointed Senior Vice President — Internal Audit Services effective January 1, 2019. Mr. Billington previously served as Vice President — Corporate Internal Audit from June 2005 to December 2018. Prior to joining HCA, Mr. Billington worked as a managing director for FTI Consulting, Inc., a director for KPMG LLP and was a senior manager at Arthur Andersen LLP.

Victor L. Campbell has served as Senior Vice President of the Company since February 1994. He is responsible for government relations. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell serves on the board of the Coalition to Protect America’s Health Care, as a member of the American Hospital Association’s President’s Forum, and on the board of trustees of the Federation of American Hospitals.

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

J. William B. Morrow was appointed Senior Vice President — Finance and Treasurer in February 2017. Mr. Morrow served as Vice President — Finance and Treasurer from July 2016 through January 2017. From 2011 to 2016, Mr. Morrow served the Company as Vice President — Development/Special Assets. Mr. Morrow served as a partner in the law firm of Waller Lansden Dortch & Davis from 2006 to October 2011. Prior to becoming a partner, Mr. Morrow was an associate at Waller Lansden Dortch & Davis and at Cleary Gottlieb Steen & Hamilton.

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

Kathleen M. Whalen was appointed Senior Vice President and Chief Ethics and Compliance Officer effective January 1, 2019. Prior to that time, Ms. Whalen served as Vice President — Ethics and Compliance from August 2013 through December 2018 and Assistant Vice President — Ethics and Compliance Program Development from March 2000 through July 2013. Prior to joining HCA in January 1998, Ms. Whalen served as Associate Counsel to President Clinton with responsibility for the White House’s ethics program. She began her government service in the ethics division of the General Counsel’s Office at the U.S. Commerce Department. Prior to that, she practiced labor and employment law in Dayton, Ohio.

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

We are highly leveraged. As of December 31, 2018, our total indebtedness was $32.821 billion. As of December 31, 2018, we had availability of $1.983 billion under our senior secured revolving credit facility and $710 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:

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

•	exposing us to the risk of increased interest rates to the extent that our existing unhedged borrowings are at variable rates of interest or we seek to refinance our debt in a rising rate environment;

•	limiting our ability to make strategic acquisitions or causing us to make nonstrategic divestitures;

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

We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our outstanding notes. If new indebtedness is added to our current debt levels, interest rates and the related risks that we now face could intensify.

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

We may find it necessary or prudent to refinance our outstanding indebtedness, the terms of which may not be favorable to us. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the then current global economic and financial conditions which affect the availability of debt financing and the rates at which such financing is available. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

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

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the communities we serve provide services similar to those offered by our hospitals. In addition, CMS publicizes on its Hospital Compare website performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. Further, CMS requires every Medicare-participating hospital to establish and update annually a public listing online of the hospital’s standard charges for items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys or if our standard charges are or are perceived to be higher than our competitors, our patient volumes could decline.

The number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased. Many individuals are seeking a broader range of services at outpatient facilities as a result of the growing availability of stand-alone outpatient healthcare facilities, the increase in payer reimbursement policies that restrict inpatient coverage and the increase in the services that can be provided on an outpatient basis, including high margin services. Consequently, most of our hospitals operate in a highly competitive environment, which may put pressure on our pricing, ability to contract with third-party payers and the Company’s strategy for volume growth. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Recent consolidations of not-for-profit hospital entities may intensify this competitive pressure. There is also increasing consolidation in the third-party payer industry, including vertical integration efforts among third-party payers and health care providers, and increasing efforts by payers to influence or direct the patient’s choice of provider by the use of narrow networks or other strategies. Health care industry participants are increasingly implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Other industry participants, such as large employer groups and their affiliates, may intensify competitive pressure and affect the industry in ways that are difficult to predict.

Our hospitals compete with specialty hospitals and with both our own and unaffiliated freestanding ASCs and other outpatient providers for market share in certain high margin services and for quality physicians and personnel. If ASCs and other outpatient providers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our providers. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Further, if our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable third-party payer contracts at their facilities than our hospitals and other providers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

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

The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2018, estimated implicit price concessions of $6.280 billion had been recorded as reductions to our accounts receivable to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect. Total uncompensated care increased from $20.455 billion for 2016 to $23.420 billion for 2017 and to $26.757 billion for 2018.

Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in total uncompensated care as a result of a number of factors, including conditions impacting the overall economy and high unemployment. Effective January 2019, Congress eliminated the financial penalty associated with the Health Reform Law’s individual mandate. Further, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Health Reform Law. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. The presidential administration and a number of members of Congress continue to make other efforts to repeal or significantly change the Health Reform Law. Even if the Health Reform Law remains in effect, we will continue to experience collectability issues and provide uninsured discounts and charity care for individuals residing in states that choose not to implement the Medicaid expansion, for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and for certain others who may not have insurance coverage. Further, some patients may choose to enroll in lower cost Medicaid plans or other health insurance plans with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of health plan structures that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 40.9% of our revenues from the Medicare and Medicaid programs in 2018. Changes in government health care programs, including Medicaid waiver programs, may reduce the reimbursement we receive and could adversely affect our business and results of operations. The Health Reform Law has made significant changes to Medicare and Medicaid, and future health reform efforts or further efforts to repeal or significantly change the Health Reform Law may impact these programs.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. Congress has established automatic spending reductions that extend through 2027. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. We are unable to predict what other deficit reduction initiatives may be proposed by Congress. These reductions are in addition to reductions mandated by the Health Reform Law and other laws. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, under a site neutrality policy, certain items and services provided by off-campus provider-based departments that were formerly paid under the outpatient PPS are now paid under the Physician Fee Schedule, subject to certain exceptions that are being phased out over the next two years. CMS is also considering proposals to reduce drug costs. CMS may implement changes to how items or services are reimbursed that result in payment reductions for other services.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs, dis-enroll Medicaid recipients who fail to meet work requirements and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Periods of economic weakness may increase the budgetary pressures on many states, and these budgetary pressures may result in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs, which could result in Medicaid supplemental payments being reduced or eliminated. For example, in December 2017, CMS announced that it will phase out funding for Designated State Health Programs under certain types of Medicaid waivers. Further, legislation and administrative actions at the federal level may significantly alter the funding for, or structure of, the Medicaid program. For example, from time to time, Congress considers proposals to restructure the Medicaid program to involve block grants that would be administered by the states.

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

Our results of operations may be adversely affected by health care reform efforts, particularly court challenges to, and efforts to repeal, replace or otherwise significantly change the Health Reform Law. We are unable to predict what, if any, and when such changes will be made in the future.

In recent years, Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the health care system, including changes intended to increase access to health insurance. The Health Reform Law is the most prominent of these efforts and represents a significant shift in the way health care services are delivered, covered, and reimbursed. Although it has reduced our Medicare and Medicaid reimbursement, the Health Reform Law has also reduced the number of uninsured patients to whom we provide health care services, primarily through the Exchanges and Medicaid expansion. However, effective January 2019, Congress eliminated the financial penalty associated with the individual mandate. Additionally, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Health Reform Law. These developments may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

In December 2018, as a result of the individual mandate penalty being eliminated, the United States District Court for the Northern District of Texas found that the entire Health Reform Law was unconstitutional, but the law remains in place pending appeal. If the District Court’s ruling is upheld on appeal, it could have an adverse effect on the Company’s results of operations. In addition, the presidential administration and a number of members of Congress continue to attempt to repeal, amend or replace the law, or make significant changes to its implementation, and the law remains subject to court challenges. CMS has indicated that it intends to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. There is uncertainty regarding whether, when, and how the Health Reform Law may be further changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, the impact of alternative provisions on health care industry participants, the ultimate outcome of court challenges and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business. Members of Congress have also proposed measures that would expand government-sponsored coverage, including single-payer proposals. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Health care reform initiatives, including changes to or repeal or invalidation of the Health Reform Law, may have an adverse effect on our business, results of operations, cash flow, capital resources, and liquidity.

If our volume of patients with private health insurance coverage declines or we are unable to retain and negotiate favorable contracts with private third-party payers, including managed care plans, our revenues may be reduced.

Private third-party payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid or other government health care programs. Reimbursement rates are set forth by contract when our facilities are in-network, and payers utilize plan structures to encourage or require the use of in-network providers. Revenues derived from private third-party payers (domestic only) accounted for 52.4%, 53.5% and 53.7% of our revenues for 2018, 2017 and 2016, respectively. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects the revenues and operating results of our facilities.

Private third-party payers, including managed care plans, continue to demand discounted fee structures, and the ongoing trend toward consolidation among payers tends to increase their bargaining power over fee structures. Payers may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care plans to contract with us. In addition to increasing negotiating leverage of private third-party payers, alignment efforts between third-party payers and health care providers may also result in other competitive advantages, such as greater access to performance and pricing data. Our future success will depend, in part, on our ability to retain and renew our third-party payer contracts and enter into new contracts on terms favorable to us. Cost-reduction strategies by large employer groups and their affiliates, such as directly contracting with a limited number of providers, may also limit our ability to negotiate favorable terms in our contracts and otherwise intensify competitive pressure. It is not clear what impact, if any, future health reform efforts or the repeal of, or further changes to, the Health Reform Law will have on our ability to negotiate reimbursement increases and participate in third-party payer networks on favorable terms. If we are unable to retain and negotiate favorable contracts with third-party payers or experience reductions in payment increases or amounts received from third-party payers, our revenues may be reduced.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice, and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. We continue to face increasing competition to recruit physicians. Such physicians may terminate their affiliation with our hospitals at any time. We may face increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our hospitals face competition for staffing, which may increase labor costs.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Recent changes in federal labor laws and the NLRB’s modification of its election procedures could increase the likelihood of employee unionization attempts. To the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

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

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	appropriateness and classification of level of care provided, including proper classification of inpatient admissions, observation services and outpatient care;

•	relationships with physicians and other referral sources and referral recipients;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure, certification and enrollment with government programs;

•	hospital rate or budget review;

•	debt collection, limits on balance billing and billing for out of network services;

•	communications with patients and consumers;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors;

•	addition of facilities and services; and

•	environmental protection.

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

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data. Many foreign data privacy regulations (including the General Data Protection Regulation (the “GDPR”), which became effective in the European Union on May 25, 2018) are more stringent than those in the United States. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. In the case of non-compliance with a material provision of the GDPR (such as non-adherence to the core principles of processing personal data), regulators have the authority to levy a fine in an amount that is up to the greater of €20 million or 4% of global annual turnover in the prior year. If it is determined that non-compliance is related to a non-material provision (such as failure to comply with technical measures), regulators may impose a fine in an amount that is up to the greater of €10 million or 2% of the global annual turnover from the prior year. These administrative fines are discretionary and based, in each case, on a multi-factored approach. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in liability, result in adverse publicity, and adversely affect our business.

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

Health care companies are subject to numerous investigations by various government agencies. Further, under the FCA, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities and/or affiliates have received, and other facilities and/or affiliates may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

Government agencies and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations. CMS and state Medicaid agencies contract with RACs and other contractors on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare program, including managed Medicare plans, and the Medicaid programs. RAC denials are appealable; however, there are currently significant delays in the assignment of new Medicare appeals to Administrative Law Judges, which negatively impacts our ability to appeal RAC payment denials. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

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

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and private third-party payers designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third-party payers. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by third-party payers’ preadmission authorization requirements, coverage restrictions, utilization review and by pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Additionally, trends in physician treatment protocols and health plan design, such as health plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies.

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

There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. The 25% of hospitals with the worst risk-adjusted HAC scores in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments.

Hospitals with excess readmission rates for conditions designated by HHS will receive a reduction in their inpatient PPS operating Medicare payments for all Medicare inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments.

HHS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 2% in each federal fiscal year. HHS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS estimates that $1.9 billion in value-based incentive payments will be available to hospitals in federal fiscal year 2019 based on achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.

CMS has developed several alternative payment models that are intended to reduce costs and improve quality of care for Medicare beneficiaries. Examples of alternative payment models include bundled payment models in which, depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Generally, participation in bundled payment programs is voluntary, but CMS requires hospitals in selected markets to participate in a bundled payment initiative for orthopedic services. CMS has indicated that it is developing more voluntary and mandatory bundled payment models. Participation in mandatory or voluntary demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.

Many large private third-party payers currently require hospitals to report quality data, and several private third-party payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has announced aggressive goals for adopting alternative payment models, which may include additional bundled payment programs, and private third-party payers may also transition away from fee-for-service payment models. It is unclear whether these and other alternative payment models will successfully coordinate care and reduce costs or whether they will decrease aggregate reimbursement. We are unable at this time to predict our future payments or whether we will be subject to payment reductions under these programs or how this trend will affect our results of operations. If we are unable to meet or exceed the quality performance standards under any applicable value-based purchasing program, perform at a level below the outcomes demonstrated by our competitors, or otherwise fail to effectively provide or coordinate the efficient delivery of quality health care services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payers, causing our revenues to decline.

Our operations could be impaired by a failure of our information systems.

The performance of our information systems is critical to our business operations. In addition to our shared services initiatives, our information systems are essential to a number of critical areas of our operations, including:

•	accounting and financial reporting;

•	billing and collecting accounts;

•	coding and compliance;

•	clinical systems and medical devices;

•	medical records and document storage;

•	inventory management;

•	negotiating, pricing and administering managed care contracts and supply contracts; and

•	monitoring quality of care and collecting data on quality measures necessary for full Medicare payment updates.

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

A cybersecurity incident could result in the compromise of our facilities, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law theories or other laws, subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We, independently and through third-party vendors, collect and store on our networks and devices sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. We have made significant investments in technology to adopt and meaningfully use EHR and in the use of medical devices that store sensitive data and are integral to the provision of patient care. In addition, medical devices manufactured by third parties that are used within our facilities are increasingly connected to the internet, hospital networks and other medical devices. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems and devices against us or our third party vendors create risk of cybersecurity incidents, including ransomware and malware incidents. We are regularly the target of attempted cybersecurity and other threats that could have a security impact. There can be no assurance that we or our third-party vendors will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or incidents. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security, breach notification and consumer protection laws, common law theories or other applicable laws; (v) reputational damage and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

If we fail to continue to demonstrate meaningful use of certified electronic health record systems, our operations could be adversely affected.

Eligible hospitals and eligible professionals that fail to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period are subject to reduced payments from Medicare in connection with the CMS Promoting Interoperability Program. Failure to continue to demonstrate meaningful use of certified EHR technology could have a material, adverse effect on our financial position and results of operations.

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

We operated 179 hospitals at December 31, 2018, and 92 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 49% of our consolidated revenues for the year ended December 31, 2018. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

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

We are exposed to market risk related to changes in market values of securities. The investments of our 100% owned insurance subsidiaries were $409 million at December 31, 2018. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2018, we had a net unrealized gain of $3 million on the insurance subsidiaries’ investment securities.

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

We are also exposed to market risk related to changes in interest rates that impact the amount of the interest expense we incur with respect to our floating rate obligations as well as the value of certain investments. We periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities.

Discontinuation, reform or replacement of LIBOR may adversely affect our business.

The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. Changes to LIBOR or any other benchmark rate may impact credit markets. As of December 31, 2018, we had $6.841 billion of borrowings under our senior secured credit facilities that bore interest at rates based on LIBOR and $2.693 billion of unfunded commitments under those facilities. The administrative agent for those facilities may approve a comparable or successor rate with respect to LIBOR or, if not feasible, another accommodation as reasonably determined by the agent. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our senior secured credit facilities to be different than expected.

As of December 31, 2018, we also had $2.500 billion of interest rate swap agreements based on LIBOR. If LIBOR becomes unavailable, it is unclear how payments under those agreements would be calculated. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, but there can be no assurance that such a protocol will be developed or implemented with respect to our swap agreements.

There can be no assurance that we will continue to pay dividends.

In January 2018, the Board of Directors initiated a cash dividend program under which the Company commenced and expects to continue to pay a regular quarterly cash dividend. The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash flows from operations, our available capital and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, share repurchases and investing in our existing markets as well as our results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revises U.S. corporate income taxes, including lowering the statutory corporate tax rate from 35% to 21% beginning in 2018, imposing a mandatory one-time transition tax on undistributed foreign earnings and creating a new U.S. minimum tax on earnings of foreign subsidiaries. Due to the complexity and uncertainty regarding numerous provisions of the Tax Act, we continue to monitor legislative developments and interpretive guidance issued by federal and state taxing authorities or other standard-setting bodies to determine if adjustments to amounts we have recorded for federal, state, and foreign tax assets and liabilities as of December 31, 2018 are appropriate. Any adjustments or additional amounts recorded may materially impact our provision for income taxes and effective tax rate in the periods in which they are made.

Certain of our investors may continue to have influence over us.

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and certain other investors. Through their investment in Hercules Holding II and other holdings, certain of the Frist-affiliated investors continue to hold a significant interest in our outstanding common stock (approximately 20% as of January 31, 2019). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II and the Frist-affiliated investors, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2018:

State	Hospitals	Beds
Alaska	1	250
California	5	1,858
Colorado	7	2,415
Florida	45	12,057
Georgia	9	2,459
Idaho	2	468
Indiana	1	278
Kansas	4	1,374
Kentucky	2	384
Louisiana	4	1,049
Mississippi	1	130
Missouri	5	1,030
Nevada	3	1,283
New Hampshire	2	295
South Carolina	3	941
Tennessee	13	2,544
Texas	47	13,252
Utah	8	1,011
Virginia	11	3,284

International
England	6	837

	179	47,199

In addition to the hospitals listed in the above table, we directly or indirectly operate 123 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and two of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes.

We maintain our headquarters in approximately 2,129,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

Texas operates a state Medicaid program pursuant to a waiver from CMS under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. The Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas have requested information about whether the Program as operated in Harris County complies with the laws and regulations applicable to provider related donations. The Company is cooperating with this request. We believe that our participation is and has been consistent with the requirements of the Program. However, at this time, we cannot predict what effect, if any, the request or resulting claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During January 2019, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During October 2017, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. Repurchases made during the fourth quarter of 2018, as detailed below, were made pursuant to the $2 billion October 2017 share repurchase authorization and were made in the open market.

The following table provides certain information with respect to our repurchases of common stock from October 1, 2018 through December 31, 2018 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2018 through October 31, 2018	952,686	$134.40	952,686	$479
November 1, 2018 through November 30, 2018	613,685	$138.43	613,685	$394
December 1, 2018 through December 31, 2018	946,231	$128.59	946,231	$272

Total for Fourth Quarter 2018	2,512,602	$133.20	2,512,602	$272

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). On January 29, 2019, our Board of Directors declared a quarterly dividend of $0.40 per share on our common stock payable on March 29, 2019 to stockholders of record on March 1, 2019. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements. During 2018, our Board of Directors declared four quarterly dividends of $0.35 per share, or $1.40 per share in the aggregate, on our common stock. There were no dividends or distributions declared during 2017. At the close of business on February 8, 2019, there were approximately 380 holders of record of our common stock.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among HCA Healthcare, Inc., the S&P 500 Index and the S&P Health Care Index

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
HCA Healthcare, Inc.	$100.00	$153.83	$141.75	$155.15	$184.11	$263.98
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Health Care	100.00	125.34	133.97	130.37	159.15	169.44

The graph shows the cumulative total return to our stockholders beginning as of December 31, 2013 through December 31, 2018, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2013 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

HCA HEALTHCARE, INC.

SELECTED FINANCIAL DATA

AS OF AND FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions, except per share amounts)

	2018	2017	2016	2015	2014
Summary of Operations:
Revenues	$46,677	$43,614	$41,490	$39,678	$36,918

Salaries and benefits	21,425	20,059	18,897	18,115	16,641
Supplies	7,724	7,316	6,933	6,638	6,262
Other operating expenses	8,608	8,051	7,496	7,056	6,630
Equity in earnings of affiliates	(29)	(45)	(54)	(46)	(43)
Depreciation and amortization	2,278	2,131	1,966	1,904	1,820
Interest expense	1,755	1,690	1,707	1,665	1,743
Losses (gains) on sales of facilities	(428)	(8)	(23)	5	(29)
Losses on retirement of debt	9	39	4	135	335
Legal claim (benefits) costs	—	—	(246)	249	78

	41,342	39,233	36,680	35,721	33,437

Income before income taxes	5,335	4,381	4,810	3,957	3,481
Provision for income taxes	946	1,638	1,378	1,261	1,108

Net income	4,389	2,743	3,432	2,696	2,373
Net income attributable to noncontrolling interests	602	527	542	567	498

Net income attributable to HCA Healthcare, Inc.	$3,787	$2,216	$2,890	$2,129	$1,875

Per common share data:
Basic earnings per share	$10.90	$6.12	$7.53	$5.14	$4.30
Diluted earnings per share	$10.66	$5.95	$7.30	$4.99	$4.16
Cash dividends declared per share	$1.40	—	—	—	—
Financial Position:
Assets	$39,207	$36,593	$33,758	$32,744	$30,980
Working capital	2,644	3,819	3,252	3,716	3,450
Long-term debt, net, including amounts due within one year	32,821	33,058	31,376	30,488	29,426
Noncontrolling interests	2,032	1,811	1,669	1,553	1,396
Stockholders’ deficit	(2,918)	(4,995)	(5,633)	(6,046)	(6,498)
Cash Flow Data:
Cash provided by operating activities	$6,761	$5,426	$5,653	$4,734	$4,448
Cash used in investing activities	(3,901)	(4,279)	(3,240)	(2,583)	(2,918)
Purchase of property and equipment	(3,573)	(3,015)	(2,760)	(2,375)	(2,176)
Cash used in financing activities	(3,075)	(1,061)	(2,508)	(1,976)	(1,378)

	2018	2017		2016	2015	2014
Operating Data:
Number of hospitals at end of period	179	179		170	168	166
Number of freestanding outpatient surgical centers at end of period	123	120		118	116	113
Number of licensed beds at end of period(a)	47,199	46,738		44,290	43,771	43,356
Weighted average licensed beds(b)	46,857	45,380		44,077	43,620	43,132
Admissions(c)	2,003,753	1,936,613		1,891,831	1,868,789	1,795,312
Equivalent admissions(d)	3,420,406	3,286,432		3,191,519	3,122,746	2,958,674
Average length of stay (days)(e)	4.9	4.9		4.9	4.9	4.8
Average daily census(f)	26,663	26,000		25,340	25,084	23,835
Occupancy(g)	57%	57%		58%	58%	55%
Emergency room visits(h)	8,764,431	8,624,137		8,378,340	8,050,159	7,450,748
Outpatient surgeries(i)	971,537	941,231	*	932,213	909,386	891,633
Inpatient surgeries(j)	548,220	540,304	*	537,306	529,900	518,881
Days revenues in accounts receivable(k)	51	52		50	53	54
Outpatient revenues as a % of patient revenues(l)	38%	38%		38%	40%	38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
(k)

Revenues per day is calculated by dividing the revenues for the fourth quarter of each year by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the period divided by revenues per day.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
*	Reclassifications between inpatient surgery cases and outpatient surgery cases for 2017 have been made to conform to the 2018 presentation.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures, expected dividends, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), including the effects of court challenges to, any repeal of, or changes to, the Health Reform Law or changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Forward-Looking Statements  (continued)

cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology, (23) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (24) the effects of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), including potential legislation or interpretive guidance that may be issued by federal and state taxing authorities or other standard-setting bodies, and (25) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2018 Operations Summary

Net income attributable to HCA Healthcare, Inc. totaled $3.787 billion, or $10.66 per diluted share, for 2018, compared to $2.216 billion, or $5.95 per diluted share, for 2017. The 2018 results include net gains on sales of facilities of $428 million, or $0.91 per diluted share, and losses on retirement of debt of $9 million, or $0.02 per diluted share. The 2017 results include net gains on sales of facilities of $8 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.06 per diluted share. The 2018 results include a reduction in our provision for income taxes of $551 million, or $1.55 per diluted share, on net income attributable to HCA Healthcare, Inc., excluding gains on sales of facilities and losses on retirement of debt, related to the impact of the Tax Act, $484 million due to a reduction in the effective tax rate and $67 million for the remeasurement of certain of our deferred tax assets and liabilities for which we were unable to record reasonable estimates in 2017. The 2017 results include an increase in the provision for income taxes of $301 million, or $0.81 per diluted share, related to the remeasurement of our deferred tax assets and liabilities due to the enactment of the Tax Act. During 2018, we recorded a reduction to the provision for professional liability risks of $70 million, or $0.15 per diluted share. During 2018, we recorded additional expenses and losses of revenues estimated at approximately $31 million, or $0.07 per diluted share, associated with the impact of hurricane Michael on our Florida facilities. During 2017, we recorded additional expenses and losses of revenues estimated at approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma on our Texas, Florida, Georgia and South Carolina facilities. Both of these amounts are prior to any insurance recoveries. During 2018, we recorded a benefit of $49 million, or $0.11 per diluted share, from an insurance recovery related to hurricane Harvey business interruption losses incurred during 2017, and we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for 2018 and 2017 included tax benefits of $124 million, or $0.35 per diluted share, and $82 million, or $0.22 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 355.303 million shares and 372.221 million shares for the years ended December 31, 2018 and 2017, respectively. During 2018 and 2017, we repurchased 14.070 million and 25.092 million shares, respectively, of our common stock.

Revenues increased to $46.677 billion for 2018 from $43.614 billion for 2017. Revenues increased 7.0% and 6.5%, respectively, on a consolidated basis and on a same facility basis for 2018, compared to 2017. The consolidated revenues increase can be primarily attributed to the combined impact of a 2.8% increase in revenue per equivalent admission and a 4.1% increase in equivalent admissions. The same facility revenues increase resulted primarily from a 3.9% increase in same facility revenue per equivalent admission and a 2.5% increase in same facility equivalent admissions.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

2018 Operations Summary  (continued)

During 2018, consolidated admissions increased 3.5% and same facility admissions increased 2.5%, compared to 2017. Inpatient surgical volumes increased 1.5% on a consolidated basis and increased 0.8% on a same facility basis during 2018, compared to 2017. Outpatient surgical volumes increased 3.2% on a consolidated basis and increased 1.8% on a same facility basis during 2018, compared to 2017. Emergency room visits increased 1.6% on a consolidated basis and increased 0.1% on a same facility basis during 2018, compared to 2017.

Total uncompensated care increased $3.337 billion for 2018, compared to 2017. Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 36.4% for 2018, compared to 34.9% for 2017. Same facility uninsured admissions increased 8.5% and same facility uninsured emergency room visits increased 3.8% for 2018, compared to 2017. Same facility uninsured admissions increased 5.9% and same facility uninsured emergency room visits increased 2.4% for 2017, compared to 2016.

Interest expense totaled $1.755 billion for 2018, compared to $1.690 billion for 2017. The $65 million increase in interest expense for 2018 was due to the increase in the average debt balance.

Cash flows from operating activities increased $1.335 billion, from $5.426 billion for 2017 to $6.761 billion for 2018. The increase in cash flows from operating activities was primarily related to the increase in net income, excluding gains on sales of facilities, of $1.226 billion.

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business and creating long-term value for our stockholders. To achieve these objectives, we align our efforts around the following growth agenda:

Grow Our Presence in Existing Markets. We believe we are well positioned in a number of large and growing markets that will allow us the opportunity to generate long-term, attractive growth through the expansion of our presence in these markets. We plan to continue recruiting and strategically collaborating with the physician community and developing comprehensive service lines such as cardiology, neurology, oncology, orthopedics and women’s services. Additional components of our growth strategy include providing access and convenience through developing various outpatient facilities, including, but not limited to surgery centers, urgent care clinics, freestanding emergency care facilities and imaging centers.

Achieve Industry-Leading Performance in Clinical and Satisfaction Measures. Achieving high levels of patient safety, patient satisfaction and clinical quality are central goals of our business model. To achieve these goals, we have implemented a number of initiatives including infection reduction initiatives, hospitalist programs, advanced health information technology and evidence-based medicine programs. We routinely analyze operational practices from our best-performing hospitals to identify ways to implement organization-wide performance improvements and reduce clinical variation. We believe these initiatives will continue to improve patient care, help us achieve cost efficiencies and favorably position us in an environment where our constituents are increasingly focused on quality, efficacy and efficiency.

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

Continue to Leverage Our Scale and Market Positions to Grow the Company. We believe there is significant opportunity to continue to grow our company by fully leveraging the scale and scope of our organization. We continue to invest in initiatives such as care navigators, clinical data exchange and centralized patient transfer operations, which will enable us to improve coordination of care and patient retention across our markets. We believe our centrally managed business processes and ability to leverage cost-saving practices across our extensive network will enable us to continue to manage costs effectively. We continue to invest in our Parallon subsidiary group to leverage key components of our support infrastructure, including revenue cycle management, health care group purchasing, supply chain management and staffing functions.

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

Prior to November 2017, patients treated at hospitals for non-elective care, who have income at or below 200% of the federal poverty level, were eligible for charity care. During November 2017, we expanded our charity policy to include patients who have income above 200%, but at or below 400%, of the federal poverty level and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $29 million, $41 million and $31 million in 2018, 2017 and 2016, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $51 million, $56 million and $90 million in 2018, 2017 and 2016, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements will result in increases to revenues generally similar to the amounts recorded during these years.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Critical Accounting Policies and Estimates  (continued)

Revenues  (continued)

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our results of operations. At December 31, 2018 and December 31, 2017, estimated implicit price concessions of $6.280 billion and $5.488 billion, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2018	2017	2016
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$40,035	$37,557	$35,304

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.4%	12.9%	13.5%

Total uncompensated care	$26,757	$23,420	$20,455
Multiply by the cost-to-charges ratio	12.4%	12.9%	13.5%

Estimated cost of total uncompensated care	$3,318	$3,021	$2,761

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 36.4% for 2018, 34.9% for 2017 and 33.0% for 2016. Days revenues in accounts receivable were 51 days, 52 days and 50 days at December 31, 2018, 2017 and 2016, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, increases in patient responsibility amounts under certain health care coverages, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence, subject, in most cases, to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Critical Accounting Policies and Estimates  (continued)

Professional Liability Claims  (continued)

$25 million per occurrence. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $447 million, $466 million and $430 million for the years ended December 31, 2018, 2017 and 2016, respectively. During 2018, we recorded a reduction to the provision for professional liability risks of $70 million due to the receipt of updated actuarial information.

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

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.514 billion to $1.814 billion at December 31, 2018 and $1.456 billion to $1.743 billion at December 31, 2017. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $31 million or reduce the reserve estimate by $29 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $110 million or reduce the reserve estimate by $101 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,200 and 2,500 individual claims at December 31, 2018 and 2017, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Critical Accounting Policies and Estimates  (continued)

Professional Liability Claims  (continued)

claims is approximately four years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.741 billion and $1.627 billion at December 31, 2018 and 2017, respectively. The current portion of these reserves, $466 million and $429 million at December 31, 2018 and 2017, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $50 million and $24 million receivable under reinsurance and excess insurance contracts at December 31, 2018 and 2017, respectively) were $1.692 billion and $1.603 billion at December 31, 2018 and 2017, respectively. The estimated total net reserves for professional liability risks at December 31, 2018 and 2017 are comprised of $703 million and $751 million, respectively, of case reserves for known claims and $989 million and $852 million, respectively, of reserves for incurred but not reported claims.

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2018	2017	2016
Net reserves for professional liability claims, January 1	$1,603	$1,494	$1,421
Provision for current year claims	486	467	428
Unfavorable (favorable) development related to prior years’ claims	(39)	(1)	2

Total provision	447	466	430

Payments for current year claims	3	7	9
Payments for prior years’ claims	355	350	348

Total claim payments	358	357	357

Net reserves for professional liability claims, December 31	$1,692	$1,603	$1,494

Income Taxes

We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences that arise from the recognition of items in different periods for tax and accounting purposes. Deferred tax assets generally represent the tax effects of amounts expensed in our income statement for which tax deductions will be claimed in future periods. Interest and penalties payable to taxing authorities are included as a component of our provision for income taxes. We have elected to treat taxes incurred on global intangible low-taxed income as a period expense.

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

Revenues increased 7.0% to $46.677 billion for 2018 from $43.614 billion for 2017 and increased 5.1% for 2017 from $41.490 billion for 2016. The increase in revenues in 2018 can be primarily attributed to the combined impact of a 2.8% increase in revenue per equivalent admission and a 4.1% increase in equivalent admissions compared to the prior year. The increase in revenues in 2017 can be attributed to the combined impact of a 2.1% increase in revenue per equivalent admission and a 3.0% increase in equivalent admissions compared to the prior year.

Same facility revenues increased 6.5% for the year ended December 31, 2018 compared to the year ended December 31, 2017 and increased 3.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The 6.5% increase for 2018 can be primarily attributed to the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 2.5% increase in same facility equivalent admissions. The 3.8% increase for 2017 can be primarily attributed to the combined impact of a 2.2% increase in same facility revenue per equivalent admission and a 1.5% increase in same facility equivalent admissions.

Consolidated admissions increased 3.5% during 2018 compared to 2017 and increased 2.4% during 2017 compared to 2016. Consolidated surgeries increased 2.6% during 2018 compared to 2017 and increased 0.8% during 2017 compared to 2016. Consolidated emergency room visits increased 1.6% during 2018 compared to 2017 and increased 2.9% during 2017 compared to 2016.

Same facility admissions increased 2.5% during 2018 compared to 2017 and increased 1.1% during 2017 compared to 2016. Same facility surgeries increased 1.4% during 2018 compared to 2017 and declined 0.7% during 2017 compared to 2016. Same facility emergency room visits increased 0.1% during 2018 compared to 2017 and increased 1.4% during 2017 compared to 2016.

Same facility uninsured emergency room visits increased 3.8% and same facility uninsured admissions increased 8.5% during 2018 compared to 2017. Same facility uninsured emergency room visits increased 2.4% and same facility uninsured admissions increased 5.9% during 2017 compared to 2016.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Results of Operations  (continued)

Revenue/Volume Trends  (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the years ended December 31, 2018, 2017 and 2016 are set forth below.

	Years Ended December 31,
	2018	2017	2016
Medicare	30%	30%	31%
Managed Medicare	17	16	15
Medicaid	5	6	6
Managed Medicaid	12	12	12
Managed care and insurers	28	28	29
Uninsured	8	8	7

	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and insurers for the years ended December 31, 2018, 2017 and 2016 are set forth below.

	Years Ended December 31,
	2018	2017	2016
Medicare	28%	28%	28%
Managed Medicare	14	13	12
Medicaid	4	5	5
Managed Medicaid	6	5	6
Managed care and insurers	48	49	49

	100%	100%	100%

At December 31, 2018, we owned and operated 45 hospitals and 32 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $10.892 billion, $10.168 billion and $9.522 billion for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, we owned and operated 47 hospitals and 29 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $12.023 billion, $10.634 billion and $9.898 billion for the years ended December 31, 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016, 57%, 56% and 56% of our admissions and 49%, 48% and 47%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 70%, 70% and 69% of our uninsured admissions during 2018, 2017 and 2016, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental waiver payments of $450 million, $351 million and $370 million during 2018, 2017 and 2016, respectively.

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

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2018, 2017 and 2016 (dollars in millions):

	2018		2017		2016
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues	$46,677	100.0	$43,614	100.0	$41,490	100.0

Salaries and benefits	21,425	45.9	20,059	46.0	18,897	45.5
Supplies	7,724	16.5	7,316	16.8	6,933	16.7
Other operating expenses	8,608	18.5	8,051	18.4	7,496	18.1
Equity in earnings of affiliates	(29)	(0.1)	(45)	(0.1)	(54)	(0.1)
Depreciation and amortization	2,278	4.9	2,131	4.9	1,966	4.8
Interest expense	1,755	3.8	1,690	3.9	1,707	4.1
Gain on sales of facilities	(428)	(0.9)	(8)	—	(23)	(0.1)
Losses on retirement of debt	9	—	39	0.1	4	—
Legal claim benefits	—	—	—	—	(246)	(0.6)

	41,342	88.6	39,233	90.0	36,680	88.4

Income before income taxes	5,335	11.4	4,381	10.0	4,810	11.6
Provision for income taxes	946	2.0	1,638	3.7	1,378	3.3

Net income	4,389	9.4	2,743	6.3	3,432	8.3
Net income attributable to noncontrolling interests	602	1.3	527	1.2	542	1.3

Net income attributable to HCA Healthcare, Inc.	$3,787	8.1	$2,216	5.1	$2,890	7.0

% changes from prior year:
Revenues	7.0%		5.1%		4.6%
Income before income taxes	21.8		(8.9)		21.6
Net income attributable to HCA Healthcare, Inc.	70.9		(23.3)		35.8
Admissions(a)	3.5		2.4		1.2
Equivalent admissions(b)	4.1		3.0		2.2
Revenue per equivalent admission	2.8		2.1		2.3
Same facility % changes from prior year(c):
Revenues	6.5		3.8		4.1
Admissions(a)	2.5		1.1		1.1
Equivalent admissions(b)	2.5		1.5		1.9
Revenue per equivalent admission	3.9		2.2		2.2

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Results of Operations  (continued)

Years Ended December 31, 2018 and 2017

Net income attributable to HCA Healthcare, Inc. totaled $3.787 billion, or $10.66 per diluted share, for 2018, compared to $2.216 billion, or $5.95 per diluted share, for 2017. The 2018 results include net gains on sales of facilities of $428 million, or $0.91 per diluted share, and losses on retirement of debt of $9 million, or $0.02 per diluted share. The 2017 results include net gains on sales of facilities of $8 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.06 per diluted share. The 2018 results include a reduction in provision for income taxes of $551 million, or $1.55 per diluted share, on net income attributable to HCA Healthcare, Inc., excluding gains on sales of facilities and losses on retirement of debt, related to the impact of tax rate changes and the remeasurement of certain of our deferred tax assets and liabilities for which we were unable to record reasonable estimates in 2017 related to the Tax Act. The 2017 results include an increase in provision for income taxes of $301 million, or $0.81 per diluted share, related to the remeasurement of our deferred tax assets and liabilities due to the enactment of the Tax Act. During 2018, we recorded a reduction to the provision for professional liability risks of $70 million, or $0.15 per diluted share. During 2018, we recorded additional expenses and losses of revenues estimated at approximately $31 million, or $0.07 per diluted share, associated with the impact of hurricane Michael on our Florida facilities. During 2017, we recorded additional expenses and losses of revenues estimated at approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma on our Texas, Florida, Georgia and South Carolina facilities. Both of these amounts are prior to any insurance recoveries. During 2018, we recorded a benefit of $49 million, or $0.11 per diluted share, from an insurance recovery related to hurricane Harvey business interruption losses incurred during 2017, and we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for 2018 and 2017 included tax benefits of $124 million, or $0.35 per diluted share, and $82 million, or $0.22 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 355.303 million shares and 372.221 million shares for the years ended December 31, 2018 and 2017, respectively. During 2018 and 2017, we repurchased 14.070 million and 25.092 million shares, respectively, of our common stock.

During 2018, consolidated admissions increased 3.5% and same facility admissions increased 2.5% compared to 2017. Consolidated inpatient surgeries increased 1.5% and same facility inpatient surgeries increased 0.8% during 2018 compared to 2017. Consolidated outpatient surgeries increased 3.2%, and same facility outpatient surgeries increased 1.8% during 2018 compared to 2017. Emergency room visits increased 1.6% on a consolidated basis and increased 0.1% on a same facility basis during 2018 compared to 2017.

Revenues increased 7.0% to $46.677 billion for 2018 from $43.614 billion for 2017. The increase in revenues was primarily due to the combined impact of a 2.8% increase in revenue per equivalent admission and a 4.1% increase in equivalent admissions compared to 2017. Same facility revenues increased 6.5% due primarily to the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 2.5% increase in same facility equivalent admissions compared to 2017.

Salaries and benefits, as a percentage of revenues, were 45.9% in 2018 and 46.0% in 2017. Salaries and benefits per equivalent admission increased 2.6% in 2018 compared to 2017. Same facility labor rate increases averaged 3.4% for 2018 compared to 2017. Share-based compensation expense was $268 million in 2018 and $270 million in 2017.

Supplies, as a percentage of revenues, were 16.5% in 2018 and 16.8% in 2017. Supply costs per equivalent admission increased 1.4% in 2018 compared to 2017. Supply costs per equivalent admission increased 3.6% for

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Results of Operations  (continued)

Years Ended December 31, 2018 and 2017  (continued)

medical devices and 1.2% for general medical and surgical items, and declined 1.5% for pharmacy supplies in 2018 compared to 2017.

Other operating expenses, as a percentage of revenues, was 18.5% in 2018 and 18.4% in 2017. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $447 million and $466 million for 2018 and 2017, respectively.

Equity in earnings of affiliates was $29 million for 2018 and $45 million for 2017.

Depreciation and amortization, as a percentage of revenues, was 4.9% each in 2018 and 2017. Depreciation expense was $2.262 billion for 2018 and $2.111 billion for 2017.

Interest expense increased to $1.755 billion for 2018 from $1.690 billion for 2017. The increase in interest expense was due to an increase in the average debt balance. Our average debt balance was $33.065 billion for 2018 compared to $32.082 billion for 2017. The average interest rate for our long-term debt was 5.3% for both 2018 and 2017.

Net gains on sales of facilities were $428 million and $8 million, respectively, for 2018 and 2017. The net gains on sales of facilities for 2018 related primarily to the sale of the two hospital facilities in our Oklahoma market. The net gains on sales of facilities for 2017 related to sales of real estate and other investments.

During 2018, we issued $2.000 billion aggregate principal amount of senior notes comprised of $1.000 billion aggregate principal amount of 5.375% notes due 2026 and $1.000 billion aggregate principal amount of 5.625% notes due 2028. We used the net proceeds for general corporate purposes, including funding the purchase of a hospital, and the redemption of all $1.500 billion aggregate principal amount of our existing 3.750% senior secured notes maturing in March 2019. The pretax loss on retirement of debt was $9 million. During 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospital acquisitions, and the redemption of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million.

The effective tax rates were 20.0% and 42.5% for 2018 and 2017, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for 2018 included $28 million of reductions for tax credits related to certain 2017 hurricane-related expenses. Our provision for income taxes for 2017 included $14 million related to reductions in interest expense (net of tax). Our provisions for income taxes for 2018 and 2017 included benefits of $67 million and increases of $301 million, respectively, related to the remeasurement of our deferred tax assets and liabilities due to the enactment of the Tax Act. Our provisions for income taxes for 2018 and 2017 also included tax benefits of $124 million and $82 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rates for 2018 and 2017 would have been 24.6% and 37.2%, respectively.

Net income attributable to noncontrolling interests increased from $527 million for 2017 to $602 million for 2018. The increase in net income attributable to noncontrolling interests related primarily to joint ventures in two Texas markets.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Results of Operations  (continued)

Years Ended December 31, 2017 and 2016

Net income attributable to HCA Healthcare, Inc. totaled $2.216 billion, or $5.95 per diluted share, for 2017, compared to $2.890 billion, or $7.30 per diluted share, for 2016. Financial results for 2017 include additional expenses and losses of revenues estimated at approximately $140 million, or $0.24 per diluted share, associated with the impact of hurricanes Harvey and Irma on our Texas, Florida, Georgia and South Carolina facilities and an increase in provision for income taxes of $301 million, or $0.81 per diluted share, related to the revaluation of our deferred tax assets and liabilities due to the enactment of the Tax Act. The amount associated with the hurricanes is prior to any insurance recoveries. Financial results for 2017 also include tax benefits of $82 million, or $0.22 per diluted share, related to employee equity award settlements, net gains on sales of facilities of $8 million, or $0.01 per diluted share, and losses on retirement of debt of $39 million, or $0.06 per diluted share. Financial results for 2016 include tax benefits of $51 million, or $0.13 per diluted share, related to the resolution of federal income tax issues for our 2011 and 2012 tax years and $162 million, or $0.41 per diluted share, related to employee equity award settlements. Financial results for 2016 also include net gains on sales of facilities of $23 million, or $0.05 per diluted share, losses on retirement of debt of $4 million, or $0.01 per diluted share, and legal claim benefits of $246 million, or $0.39 per diluted share, related to the settlement of the Health Midwest litigation. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 372.221 million shares and 395.851 million shares for the years ended December 31, 2017 and 2016, respectively. During 2017 and 2016, we repurchased 25.092 million and 36.325 million shares, respectively, of our common stock.

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

Salaries and benefits, as a percentage of revenues, were 46.0% in 2017 and 45.5% in 2016. Salaries and benefits per equivalent admission increased 3.1% in 2017 compared to 2016. Same facility labor rate increases averaged 3.0% for 2017 compared to 2016. Share-based compensation expense increased from $251 million in 2016 to $270 million in 2017.

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

During 2017, we issued $1.500 billion aggregate principal amount of 5.500% senior secured notes due 2047. We used the net proceeds for general corporate purposes, including funding the purchase of certain hospitals, and the redemption of all $500 million aggregate principal amount of our existing 8.000% senior notes maturing in October 2018. The pretax loss on retirement of debt was $39 million. During 2016, we issued $1.200 billion aggregate principal amount of 4.500% senior secured notes due 2027. We used the net proceeds for general corporate purposes and to retire a portion of one of our senior secured term loans. We also entered into a joinder agreement to retire the remaining portion of this senior secured term loan using proceeds from a new $1.200 billion senior secured term loan facility maturing in February 2024. The pretax loss on retirement of debt was $4 million.

The effective tax rates were 42.5% and 32.3% for 2017 and 2016, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for 2017 included increases of $301 million related to the remeasurement of our deferred tax assets and liabilities due to the enactment of the Tax Act and $14 million related to reductions in interest expense (net of tax). Our provision for income taxes for 2017 and 2016 also included tax benefits of $82 million and $162 million, respectively, related to employee equity award settlements. Our provision for income taxes for 2016 also included tax benefits of $51 million primarily related to the resolution of federal income tax issues for our 2011 and 2012 tax years. Excluding the effect of these adjustments, the effective tax rates for 2017 and 2016 would have been 37.2% and 37.3%, respectively.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Liquidity and Capital Resources  (continued)

Cash provided by operating activities totaled $6.761 billion in 2018 compared to $5.426 billion in 2017 and $5.653 billion in 2016. The $1.335 billion increase in cash provided by operating activities for 2018, compared to 2017, was primarily related to the increase in net income, excluding gains on sales of facilities, of $1.226 billion. The $227 million decline in cash provided by operating activities for 2017, compared to 2016, was primarily related to the $689 million decline in net income, offset by increases related to depreciation and amortization of $165 million and income taxes of $310 million. Working capital totaled $2.644 billion at December 31, 2018 and $3.819 billion at December 31, 2017. The decline in working capital of $1.175 billion is primarily related to increases in other accrued expenses of $641 million and long-term debt due within one year of $588 million. Cash payments for interest and income taxes declined $289 million for 2018 compared to 2017 and declined $16 million for 2017 compared to 2016.

Cash used in investing activities was $3.901 billion, $4.279 billion and $3.240 billion in 2018, 2017 and 2016, respectively. Excluding acquisitions, capital expenditures were $3.573 billion in 2018, $3.015 billion in 2017 and $2.760 billion in 2016. We expended $1.253 billion, $1.212 billion and $576 million for acquisitions of hospitals and health care entities during 2018, 2017 and 2016, respectively. Planned capital expenditures are expected to approximate $3.7 billion in 2019. At December 31, 2018, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $3.5 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Cash received from disposals of hospitals and health care entities increased $783 million for 2018 compared to 2017 primarily related to the receipt of $758 million from the sale of the two hospitals in our Oklahoma market.

Cash used in financing activities totaled $3.075 billion in 2018, $1.061 billion in 2017 and $2.508 billion in 2016. During 2018, we had a net decline of $344 million in our indebtedness, paid cash dividends of $487 million and paid cash of $1.530 billion for repurchases of common stock. During 2017, we had a net increase of $1.509 billion in our indebtedness and paid cash of $2.051 billion for repurchases of common stock. During 2016, we had a net increase of $815 million in our indebtedness and paid cash of $2.751 billion for repurchases of common stock. During 2018, 2017 and 2016, we made distributions to noncontrolling interests of $441 million, $448 million and $434 million, respectively. We paid debt issuance costs of $25 million, $26 million and $40 million for 2018, 2017 and 2016, respectively.

We, or our affiliates, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. During January 2019, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. At December 31, 2018, $272 million of share repurchase authorization remained available under the $2 billion share repurchase program authorized by our board of directors during October 2017. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds. On January 29, 2019, our Board of Directors declared a quarterly dividend of $0.40 per share on our common stock payable on March 29, 2019 to stockholders of record on March 1, 2019. During 2018, our Board of Directors declared four quarterly dividends of $0.35 per share, or $1.40 per share in the aggregate, on our common stock. The timing and amount of future cash dividends will vary based on a number of factors, including future capital requirements for strategic transactions, share repurchases and investing in our existing markets, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determinations by our Board of Directors that cash dividends are in the best interest of stockholders and are in compliance with all applicable laws and agreements of the Company.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Liquidity and Capital Resources  (continued)

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.693 billion as of December 31, 2018 and $2.933 billion as of January 31, 2019) and anticipated access to public and private debt and equity markets.

Investments of our insurance subsidiaries, to maintain statutory equity and pay claims, totaled $409 million and $472 million at December 31, 2018 and 2017, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $183 million and $194 million at December 31, 2018 and 2017, respectively. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.509 billion and $1.409 billion at December 31, 2018 and 2017, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $456 million. We estimate that approximately $422 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We are a highly leveraged company with significant debt service requirements. Our debt totaled $32.821 billion and $33.058 billion at December 31, 2018 and 2017, respectively. Our interest expense was $1.755 billion for 2018 and $1.690 billion for 2017.

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

During March 2018, we entered into a joinder agreement to refinance our existing senior secured term B-8 loan credit facility maturing on February 15, 2024, repay a portion of our existing senior secured term B-9 loan credit facility maturing on March 18, 2023 and pay related fees and expenses with a new $1.500 billion senior secured term B-10 loan credit facility maturing on March 13, 2025. The senior secured term B-10 loan credit facility bears interest at LIBOR plus an applicable margin of 2.00% or a base rate plus an applicable margin of 1.00%, compared to applicable margins of 2.25% and 1.25%, respectively, under the senior secured term B-8 loan credit facility.

During March 2018, we also entered into an additional joinder agreement to refinance a portion of our existing senior secured term B-9 loan credit facility maturing on March 18, 2023 and pay related fees and expenses with a new approximately $1.166 billion senior secured term B-11 loan credit facility maturing on March 18, 2023. The senior secured term B-11 loan credit facility bears interest at LIBOR plus an applicable margin of 1.75% or a base rate plus an applicable margin of 0.75%, compared to applicable margins of 2.00% and 1.00%, respectively, under the senior secured term B-9 loan credit facility.

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

During January 2019, we issued $1.500 billion aggregate principal amount of senior notes comprised of $1.000 billion aggregate principal amount of 5.875% notes due 2029 and $500 million aggregate principal amount of 5.625% notes due 2028. We used the net proceeds to fund the purchase of a six-hospital health system located in western North Carolina.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2018, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$36,936	$2,215	$6,699	$8,039	$19,983
Loans outstanding under the senior secured credit facilities, including interest(b)	7,333	207	1,342	4,333	1,451
Professional liability claims(c)	1,741	466	711	342	222
Operating leases(d)	2,244	320	560	357	1,007
Purchase and other obligations(d)	28	21	4	2	1

Total contractual obligations	$48,282	$3,229	$9,316	$13,073	$22,664

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(e)	$72	$71	$1	$—	$—
Letters of credit(e)	17	17	—	—	—
Physician commitments(f)	35	25	10	—	—

Total commercial commitments	$124	$113	$11	$—	$—

(a)

We have not included obligations related to unrecognized tax benefits of $435 million at December 31, 2018, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.

(b)	Estimates of interest payments assume that interest rates and borrowing spreads at December 31, 2018, remain constant during the period presented.
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

(e)

Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers and lenders who have provided surety bonds and letters of credit to cover damages for legal cases which were awarded to plaintiffs by the courts, Medicaid provider bonds, and utility and construction deposits.

(f)

In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2018.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $409 million at December 31, 2018. These investments are carried at

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS  (Continued)

Market Risk  (continued)

fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2018, we had a net unrealized gain of $3 million on the insurance subsidiaries’ investment securities.

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

With respect to our interest-bearing liabilities, approximately $4.341 billion of long-term debt at December 31, 2018 was subject to variable rates of interest, while the remaining balance in long-term debt of $28.480 billion at December 31, 2018 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.3% for both 2018 and 2017.

The estimated fair value of our total long-term debt was $32.887 billion at December 31, 2018. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $43 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues were 21.1%, 21.3% and 21.0% of our revenues for 2018, 2017 and 2016, respectively.

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

Tax Examinations

During 2016, the IRS completed its examination, resolving all outstanding federal income tax issues for our 2011 and 2012 tax years. We are subject to examination by the IRS for tax years after 2014 as well as by state and foreign taxing authorities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HCA Healthcare, Inc.

Opinion on Internal Control over Financial Reporting

We have audited HCA Healthcare, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HCA Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HCA Healthcare, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

February 21, 2019

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Nominees for Election” and “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2019 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials to be filed in connection with our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2018 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

(Share and share unit amounts in thousands)

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	18,572	(1)	$61.49	(1)	28,989	(2)
Equity compensation plans not approved by security holders	—		—		—

Total	18,572		$61.49		28,989

(1)

Includes 3,123 thousand restricted share units which vest solely based upon continued employment over a specific period of time and 3,422 thousand performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The performance share units reported reflect the number of performance share units that would vest upon achievement of target performance; the number of performance share units that vest can vary from zero (for actual performance less than 80% of target) to two times the units granted (for actual performance of 120% or more of target). The weighted average exercise price does not take these restricted share units and performance share units into account.

(2)

Includes 21,162 thousand shares available for future grants under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated, and 7,827 thousand shares of common stock reserved for future issuance under the HCA Holdings, Inc. Employee Stock Purchase Plan.

*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

$13,550,000,000 — € 1,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 24, 2006 (File No. 001-11239), and incorporated herein by reference).

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

Supplement No. 14 dated as of November 9, 2015 to the U.S. Guarantee, dated as of November  17, 2006 and amended and restated on February 26, 2014, by and among the guarantors party thereto and Bank of America, N.A., as administrative agent.

4.4(k)	—	Schedule of Omitted Supplements to the U.S. Guarantee dated as of November 17, 2006 and amended and restated on February 26, 2014, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.4(l)	—

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

4.4(n)	—

Joinder Agreement No. 3, dated as of August 15, 2016, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N. A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 15, 2016 (File No. 001-11239), and incorporated herein by reference).

4.4(o)	—

Joinder Agreement No. 4, dated as of February 15, 2017, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 15, 2017 (File No. 001-11239), and incorporated herein by reference).

4.4(p)	—

Joinder Agreement No. 5, dated as of March 20, 2017, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2017 (File No. 001-11239), and incorporated herein by reference).

4.4(q)	—

Restatement Agreement dated as of June 28, 2017, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 30, 2017 (File No. 001-11239), and incorporated herein by reference).

4.4(r)	—

Joinder Agreement No.  6, dated as of March  13, 2018, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 13, 2018 (File No. 001-11239), and incorporated herein by reference).

4.4(s)	—

Joinder Agreement No.  7, dated as of March  13, 2018, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 13, 2018 (File No. 001-11239), and incorporated herein by reference).

4.5(a)	—

Security Agreement, dated as November  17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Grantors named therein and Bank of America, N.A., as Collateral Agent (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.5(b)	—

Supplement No. 2 dated as of October 27, 2011, to the Amended and Restated Security Agreement dated as of March 2, 2009, as supplemented, by and among the subsidiary grantor named therein and Bank of America, N.A., as collateral agent.

4.5(c)	—	Schedule of Omitted Supplements to the Security Agreement dated as of November 17, 2006 and amended and restated as of March 2, 2009, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.6(a)	—

Pledge Agreement, dated as of November  17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.6(b)	—

Supplement No. 1 dated as of October 27, 2011 to the Amended and Restated Pledge Agreement dated as of March 2, 2009, by and among the subsidiary pledgors named therein and Bank of America, N.A., as collateral agent.

4.6(c)	—	Schedule of Omitted Supplements to the Pledge Agreement dated as of November 6, 2006 and amended and restated as of March 2, 2009, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.7(a)	—

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

4.7(d)	—

Restatement Agreement dated as of June 28, 2017, by and among HCA Inc., as borrower, the subsidiary borrowers party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 30, 2017 (File No. 001-11239), and incorporated herein by reference).

4.7(e)	—

Joinder Agreement dated as of January 3, 2018 to the Credit Agreement dated as of September 30, 2011 (as amended and restated on March 7, 2014, as further amended on October 30, 2014, and as further amended and restated on June 28, 2017), by and among the subsidiary borrowers party thereto and Bank of America, N.A., as administrative agent.

4.8(a)	—

Security Agreement, dated as of September  30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 3, 2011 (File No. 001-11239), and incorporated herein by reference).

4.8(b)	—

Supplement No. 1 dated as of October 27, 2011 to the Security Agreement dated as of September 30, 2011, by and among the subsidiary borrower party thereto and Bank of America, N.A., as collateral agent.

4.8(c)	—	Schedule of Omitted Supplements to the Security Agreement dated as of September 30, 2011, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.9(a)	—

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

4.9(d)	—

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

4.9(f)	—

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

4.9(h)	—

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

4.9(i)	—

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

Indenture dated as of August 1, 2011, among HCA Inc., the guarantors named on Schedule I thereto, Delaware Trust Company (as successor to Law Debenture Trust Company of New York), as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-226709), and incorporated herein by reference).

4.25	—

Supplemental Indenture No. 1, dated as of August 1, 2011, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 1, 2011 (File No. 001-11239), and incorporated herein by reference).

4.26(a)	—

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

4.26(b)	—

Supplemental Indenture dated as of January 3, 2018, among the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent.

4.26(c)	—	Schedule of Omitted Supplemental Indentures to Supplemental Indentures, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.27	—	Form of 7.50% Senior Notes due 2022 (included in Exhibit 4.25).

4.28	—	Form of 6.50% Senior Secured Notes due 2020 (included in Exhibit 4.26).

4.29	—

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

4.30	—	Form of 5.875% Senior Secured Notes due 2022 (included in Exhibit 4.29).

4.31	—

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

4.33	—	Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.31).

4.34	—	Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.32).

4.35	—

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

4.37	—	Form of 6.25% Senior Notes due 2021 (included in Exhibit 4.36).

4.38	—

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

4.39	—	Form of 5.00% Senior Secured Notes due 2024 (included in Exhibit 4.38).

4.40	—

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

4.43	—	Form of 4.25% Senior Secured Notes due 2019 (included in Exhibit 4.41).

4.44	—	Form of 5.25% Senior Secured Notes due 2025 (included in Exhibit 4.42).

4.45	—

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

4.47	—	Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.46).

4.48	—

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

4.50	—	Form of 5.875% Senior Notes due 2026 (included in Exhibit 4.49).

4.51	—

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

4.53	—	Form of 5.250% Senior Secured Notes due 2026 (included in Exhibit 4.52).

4.54	—

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

4.56	—	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.55).

4.57	—

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

4.60	—	Form of 5.500% Senior Secured Notes due 2047 (included in Exhibit 4.59).

4.61	—

Additional Receivables Intercreditor Agreement, dated as of June 22, 2017, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on June 22, 2017 (File No. 001-11239), and incorporated herein by reference).

4.62	—

Supplemental Indenture No. 19, dated as of August 23, 2018, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 23, 2018 (File No. 001-11239), and incorporated herein by reference).

4.63	—	Form of 5.375% Senior Notes Due 2026 (included in Exhibit 4.62).

4.64	—

Supplemental Indenture No. 20, dated as of August 23, 2018, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 23, 2018 (File No. 001-11239), and incorporated herein by reference).

4.65	—	Form of 5.625% Senior Notes Due 2028 (included in Exhibit 4.64).

4.66	—

Supplemental Indenture No.  21, dated as of January  22, 2019, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 22, 2019 (File No. 001-11239), and incorporated herein by reference).

4.67	—

Supplemental Indenture No.  22, dated as of January 30, 2019, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 30, 2019 (File No. 001-11239), and incorporated herein by reference).

4.68		Form of 5.875% Senior Notes Due 2029 (included in Exhibit 4.67).

10.1	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-145054) and incorporated herein by reference).

10.2(a)	—

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

Amended and Restated Employment Agreement dated September 10, 2018 (R. Milton Johnson) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12,, 2018 (File No. 001-11239), and incorporated herein by reference).*

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

10.14(f)	—

Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen) (filed as Exhibit 10.23(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.14(g)	—

Amendment to Employment Agreement effective January 27, 2016 (Charles J. Hall) (filed as Exhibit 10.23(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.14(h)	—

Fourth Amendment to Employment Agreement effective November 14, 2016 (Samuel N. Hazen) (filed as Exhibit 10.16(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.14(i)	—	Fifth Amendment to Employment Agreement effective January 1, 2019 (Samual N. Hazen)*

10.15	—

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

10.27	—

Form of 2015 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.28	—

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

10.30	—

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

10.33	—

HCA Holdings, Inc. 2016 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.34	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.35	—

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

10.37	—

HCA Holdings, Inc. 2017 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017 (File No. 001-11239), and incorporated herein by reference).*

10.38	—

Form of 2018 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-11239), and incorporated herein by reference).*

10.39	—

Form of 2018 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-11239), and incorporated herein by reference).*

10.40	—

HCA Holdings, Inc. 2018 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.41	—	Form of 2019 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

10.42	—	Form of 2019 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

10.43	—	Form of Restricted Share Unit Agreement (R. Milton Johnson) *

21	—	List of Subsidiaries.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2018 and 2017, (ii) the consolidated income statements for the years ended December 31, 2018, 2017 and 2016, (iii) the consolidated comprehensive income statements for the years ended December 31, 2018, 2017 and 2016, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2018, 2017 and 2016, (v) the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the notes to consolidated financial statements.

*	Management compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HEALTHCARE, INC.

By:	/s/ SAMUEL N. HAZEN
Samuel N. Hazen
Chief Executive Officer

Dated: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL N. HAZEN Samuel N. Hazen	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019

/s/ WILLIAM B. RUTHERFORD William B. Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2019

/s/ R. MILTON JOHNSON R. Milton Johnson	Chairman and Director	February 21, 2019

/s/ ROBERT J. DENNIS Robert J. Dennis	Director	February 21, 2019

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 21, 2019

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	February 21, 2019

/s/ WILLIAM R. FRIST William R. Frist	Director	February 21, 2019

/s/ CHARLES O. HOLLIDAY, JR. Charles O. Holliday, Jr.	Director	February 21, 2019

/s/ ANN H. LAMONT Ann H. Lamont	Director	February 21, 2019

/s/ GEOFFREY G. MEYERS Geoffrey G. Meyers	Director	February 21, 2019

/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 21, 2019

/s/ WAYNE J. RILEY Wayne J. Riley	Director	February 21, 2019

/s/ JOHN W. ROWE John W. Rowe	Director	February 21, 2019

HCA HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

HCA Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HCA Healthcare, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

Nashville, Tennessee

February 21, 2019

HCA HEALTHCARE, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in millions, except per share amounts)

	2018	2017	2016
Revenues	$46,677	$43,614	$41,490

Salaries and benefits	21,425	20,059	18,897
Supplies	7,724	7,316	6,933
Other operating expenses	8,608	8,051	7,496
Equity in earnings of affiliates	(29)	(45)	(54)
Depreciation and amortization	2,278	2,131	1,966
Interest expense	1,755	1,690	1,707
Gains on sales of facilities	(428)	(8)	(23)
Losses on retirement of debt	9	39	4
Legal claim benefits	—	—	(246)

	41,342	39,233	36,680

Income before income taxes	5,335	4,381	4,810
Provision for income taxes	946	1,638	1,378

Net income	4,389	2,743	3,432
Net income attributable to noncontrolling interests	602	527	542

Net income attributable to HCA Healthcare, Inc.	$3,787	$2,216	$2,890

Per share data:
Basic earnings per share	$10.90	$6.12	$7.53
Diluted earnings per share	$10.66	$5.95	$7.30
Shares used in earnings per share calculations (in millions):
Basic	347.297	362.305	383.591
Diluted	355.303	372.221	395.851

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in millions)

	2018	2017	2016
Net income	$4,389	$2,743	$3,432
Other comprehensive income (loss) before taxes:
Foreign currency translation	(71)	97	(224)

Unrealized gains (losses) on available-for-sale securities	(7)	1	(9)
Realized gains included in other operating expenses	—	(2)	—

	(7)	(1)	(9)

Defined benefit plans	44	(43)	(35)
Pension costs included in salaries and benefits	21	18	18

	65	(25)	(17)

Change in fair value of derivative financial instruments	23	11	20
Interest (benefits) costs included in interest expense	(10)	20	109

	13	31	129

Other comprehensive income (loss) before taxes	—	102	(121)
Income taxes (benefits) related to other comprehensive income items	8	42	(48)

Other comprehensive income (loss)	(8)	60	(73)

Comprehensive income	4,381	2,803	3,359
Comprehensive income attributable to noncontrolling interests	602	527	542

Comprehensive income attributable to HCA Healthcare, Inc.	$3,779	$2,276	$2,817

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(Dollars in millions)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$502	$732
Accounts receivable	6,789	6,501
Inventories	1,732	1,573
Other	1,190	1,171

	10,213	9,977
Property and equipment, at cost:
Land	1,944	1,746
Buildings	15,659	14,249
Equipment	23,577	22,168
Construction in progress	1,785	1,921

	42,965	40,084
Accumulated depreciation	(23,208)	(22,189)

	19,757	17,895

Investments of insurance subsidiaries	362	418
Investments in and advances to affiliates	232	199
Goodwill and other intangible assets	7,953	7,394
Other	690	710

	$39,207	$36,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,577	$2,606
Accrued salaries	1,580	1,369
Other accrued expenses	2,624	1,983
Long-term debt due within one year	788	200

	7,569	6,158

Long-term debt, less net debt issuance costs of $157 and $164	32,033	32,858
Professional liability risks	1,275	1,198
Income taxes and other liabilities	1,248	1,374
Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 342,895,200 shares—2018 and 350,091,600 shares—2017	3	4
Accumulated other comprehensive loss	(381)	(278)
Retained deficit	(4,572)	(6,532)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(4,950)	(6,806)
Noncontrolling interests	2,032	1,811

	(2,918)	(4,995)

	$39,207	$36,593

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2015	398.739	$4	$—	$(265)	$(7,338)	$1,553	$(6,046)
Comprehensive income (loss)				(73)	2,890	542	3,359
Repurchase of common stock	(36.325)		(231)		(2,520)		(2,751)
Share-based benefit plans	8.122		233				233
Distributions						(434)	(434)
Other			(2)			8	6

Balances, December 31, 2016	370.536	4	—	(338)	(6,968)	1,669	(5,633)
Comprehensive income				60	2,216	527	2,803
Repurchase of common stock	(25.092)		(271)		(1,780)		(2,051)
Share-based benefit plans	4.648		281				281
Distributions						(448)	(448)
Acquisition of entities with noncontrolling interests						63	63
Other			(10)				(10)

Balances, December 31, 2017	350.092	4	—	(278)	(6,532)	1,811	(4,995)
Comprehensive income (loss)				(8)	3,787	602	4,381
Repurchase of common stock	(14.070)	(1)	(103)		(1,426)		(1,530)
Share-based benefit plans	6.873		115				115
Cash dividends declared ($1.40 share)					(496)		(496)
Distributions						(441)	(441)
Net acquisition of entities with noncontrolling interests						60	60
Reclassification of stranded tax effects				(95)	95		—
Other			(12)				(12)

Balances, December 31, 2018	342.895	$3	$—	$(381)	$(4,572)	$2,032	$(2,918)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in millions)

	2018	2017	2016
Cash flows from operating activities:
Net income	$4,389	$2,743	$3,432
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(423)	(601)	10
Inventories and other assets	(242)	(69)	(112)
Accounts payable and accrued expenses	698	374	144
Depreciation and amortization	2,278	2,131	1,966
Income taxes	74	433	123
Gains on sales of facilities	(428)	(8)	(23)
Losses on retirement of debt	9	39	4
Legal claim benefits	—	—	(246)
Amortization of debt issuance costs	31	31	34
Share-based compensation	268	270	251
Other	107	83	70

Net cash provided by operating activities	6,761	5,426	5,653

Cash flows from investing activities:
Purchase of property and equipment	(3,573)	(3,015)	(2,760)
Acquisition of hospitals and health care entities	(1,253)	(1,212)	(576)
Disposal of hospitals and health care entities	808	25	26
Change in investments	57	(73)	64
Other	60	(4)	6

Net cash used in investing activities	(3,901)	(4,279)	(3,240)

Cash flows from financing activities:
Issuances of long-term debt	2,000	1,502	5,400
Net change in revolving bank credit facilities	(640)	760	(110)
Repayment of long-term debt	(1,704)	(753)	(4,475)
Distributions to noncontrolling interests	(441)	(448)	(434)
Payment of debt issuance costs	(25)	(26)	(40)
Payment of cash dividends	(487)	—	—
Repurchases of common stock	(1,530)	(2,051)	(2,751)
Other	(248)	(45)	(98)

Net cash used in financing activities	(3,075)	(1,061)	(2,508)

Effect on exchange rate changes in cash and cash equivalents	(15)	—	—

Change in cash and cash equivalents	(230)	86	(95)
Cash and cash equivalents at beginning of period	732	646	741

Cash and cash equivalents at end of period	$502	$732	$646

Interest payments	$1,744	$1,700	$1,666
Income tax payments, net	$872	$1,205	$1,255

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2018, these affiliates owned and operated 179 hospitals, 123 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $344 million, $340 million and $343 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the years ended December 31, are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2018	Ratio	2017	Ratio	2016	Ratio
Medicare	$9,831	21.1%	$9,285	21.3%	$8,719	21.0%
Managed Medicare	5,497	11.8	4,680	10.7	4,278	10.3
Medicaid	1,358	2.9	1,316	3.0	1,278	3.1
Managed Medicaid	2,403	5.1	2,165	5.0	2,317	5.6
Managed care and other insurers	24,467	52.4	23,342	53.5	22,287	53.7
International (managed care and insurers)	1,156	2.5	1,097	2.5	1,195	2.9
Other	1,965	4.2	1,729	4.0	1,416	3.4

Revenues	$46,677	100.0%	$43,614	100.0%	$41,490	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the respective year resulted in net increases to revenues of $29 million, $41 million and $31 million in 2018, 2017 and 2016, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in net increases to revenues of $51 million, $56 million and $90 million in 2018, 2017 and 2016, respectively.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Revenues  (continued)

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Prior to November 2017, patients treated at hospitals for non-elective care, who have income at or below 200% of the federal poverty level, were eligible for charity care. During November 2017, we expanded our charity policy to include patients who have income above 200%, but at or below 400%, of the federal poverty level and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our results of operations. At December 31, 2018 and 2017, estimated implicit price concessions of $6.280 billion and $5.488 billion, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Revenues  (continued)

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2018	2017	2016
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$40,035	$37,557	$35,304

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.4%	12.9%	13.5%

Total uncompensated care	$26,757	$23,420	$20,455
Multiply by the cost-to-charges ratio	12.4%	12.9%	13.5%

Estimated cost of total uncompensated care	$3,318	$3,021	$2,761

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 36.4% for 2018, 34.9% for 2017 and 33.0% for 2016. The total uncompensated care amounts include charity care of $8.611 billion, $4.861 billion and $4.151 billion, and the related estimated costs of charity care were $1.068 billion, $627 million and $560 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Recent Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public business entities for annual and interim periods beginning after December 15, 2018. We plan to adopt ASU 2016-02 effective January 1, 2019 applying a modified retrospective approach in which we will not adjust comparable prior period information and disclosures. We expect to utilize the practical expedients being made available, including the package of practical expedients to not reassess whether a contract is or contains a lease, the lease classification and initial direct costs. We believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for our leases currently classified as operating leases, and we expect the amount of right-of-use assets and obligations resulting from the adoption of ASU 2016-02 to be approximately $1.6 billion.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). In implementing the provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the remeasurement of our deferred tax assets and liabilities was recorded as a component of our provision for income taxes. For deferred tax amounts that were originally recorded through accumulated other comprehensive income (“AOCI”), the remeasurement of deferred tax assets and liabilities through the provision for income taxes resulted in these amounts becoming “stranded” in AOCI. ASU 2018-02 permits companies to reclassify the stranded tax amounts recorded in AOCI to retained earnings, and we reclassified $95 million of stranded tax effects from AOCI to retained earnings effective October 1, 2018.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Our insurance subsidiaries’ cash equivalent investments in excess of the amounts required to pay

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Cash and Cash Equivalents  (continued)

estimated professional liability claims during the next twelve months are not included in cash and cash equivalents as these funds are not available for general corporate purposes. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $449 million and $480 million at December 31, 2018 and 2017, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

Accounts Receivable

We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable. Days revenues in accounts receivable were 51 days, 52 days and 50 days at December 31, 2018, 2017 and 2016, respectively. Changes in general economic conditions, patient accounting service center operations, payer mix, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $2.262 billion in 2018, $2.111 billion in 2017 and $1.946 billion in 2016. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

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

Investments of Insurance Subsidiaries

At December 31, 2018 and 2017, the investments of our 100% owned insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments—Debt

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Investments of Insurance Subsidiaries  (continued)

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

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2018, 2017 or 2016.

During 2018, goodwill increased by $636 million related to acquisitions and declined by $60 million related to foreign currency translation and other adjustments. During 2017, goodwill increased by $693 million related to acquisitions and by $12 million related to foreign currency translation and other adjustments.

During 2018, identifiable intangible assets declined by $17 million due to amortization, foreign currency translation and other adjustments. During 2017, identifiable intangible assets declined by $15 million due to amortization, foreign currency translation and other adjustments. Identifiable intangible assets are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of identifiable intangible assets at both December 31, 2018 and 2017 was $184 million and accumulated amortization was $111 million and $94 million, respectively. The gross carrying amount of indefinite-lived identifiable intangible assets at both December 31, 2018 and 2017 was $269 million. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

Debt Issuance Costs

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of debt issuance costs at December 31, 2018 and 2017 was $360 million and $353 million, respectively, and accumulated amortization was $203 million and $189 million, respectively. Amortization of debt issuance costs is included in interest expense and was $31 million, $31 million and $34 million for 2018, 2017 and 2016, respectively.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 1 — ACCOUNTING POLICIES  (continued)

Professional Liability Claims

Reserves for professional liability risks were $1.741 billion and $1.627 billion at December 31, 2018 and 2017, respectively. The current portion of the reserves, $466 million and $429 million at December 31, 2018 and 2017, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $447 million, $466 million and $430 million for 2018, 2017 and 2016, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. During 2018, we recorded a reduction to the provision for professional liability risks of $70 million due to the receipt of updated actuarial information. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,200 and 2,500 individual claims at December 31, 2018 and 2017, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2018 and 2017, $358 million and $357 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

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

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $40 million and $19 million at December 31, 2018 and 2017, respectively, recorded in “other assets,” and $10 million and $5 million at December 31, 2018 and 2017, respectively, recorded in “other current assets.”

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

The net interest paid or received on interest rate swaps is recognized as adjustments to interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining term of the debt originally associated with the terminated swap.

Noncontrolling Interests in Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2018 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plan

Our stock incentive plan is designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel, motivating them to achieve long range goals and aligning their interests with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. The stock options, stock appreciation rights (“SARs”) and restricted share units (“RSUs”) granted vest solely based upon continued employment over a specific period of time, and the performance share units (“PSUs”) vest based upon both continued employment over a specific period of time and the achievement of predetermined financial targets over time. At December 31, 2018, there were 21,162 thousand shares available for future grants under the stock incentive plan.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2018, 7,827 thousand shares of common stock were reserved for issuance under the ESPP provisions. During 2018 and 2017, the Company recognized $10 million and $9 million, respectively, of compensation expense related to the ESPP.

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

Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using historical stock price information for our common stock and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected share-based award life on the date of grant. The expected life is an estimate of the number of years a share-based award will be held before it is exercised. The expected dividend yield is estimated based on the assumption that the dividend yield at date of grant will be maintained over the expected life of the grant.

	2018	2017	2016
Risk-free interest rate	2.62%	2.13%	1.70%
Expected volatility	29%	31%	36%
Expected life, in years	6.15	6.17	6.25
Expected dividend yield	1.37%	—	—

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 2 — SHARE-BASED COMPENSATION  (continued)

Stock Option, SAR, RSU and PSU Activity  (continued)

Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2018, 2017 and 2016 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options and SARs outstanding, December 31, 2015	12,165	10,427	22,592	$27.73
Granted	1,601	—	1,601	69.96
Exercised	(2,521)	(4,171)	(6,692)	15.85
Cancelled	(309)	(126)	(435)	55.17

Options and SARs outstanding, December 31, 2016	10,936	6,130	17,066	35.65
Granted	1,879	—	1,879	81.83
Exercised	(1,549)	(1,366)	(2,915)	21.49
Cancelled	(110)	(178)	(288)	52.92

Options and SARs outstanding, December 31, 2017	11,156	4,586	15,742	43.47
Granted	2,342	—	2,342	101.96
Exercised	(3,917)	(1,774)	(5,691)	27.86
Cancelled	(221)	(145)	(366)	68.43

Options and SARs outstanding, December 31, 2018	9,360	2,667	12,027	$61.49	6.1 years	$758

Options and SARs exercisable, December 31, 2018	4,720	2,667	7,387	$44.17	4.7 years	$593

The weighted average fair values of stock options and SARs granted during 2018, 2017 and 2016 were $28.90, $28.47 and $26.60 per share, respectively. The total intrinsic value of stock options and SARs exercised during 2018, 2017 and 2016 was $456 million, $177 million and $398 million, respectively. The total fair value of RSUs and PSUs that vested during 2018, 2017 and 2016 was $413 million, $188 million and $216 million, respectively. As of December 31, 2018, the unrecognized compensation cost related to nonvested stock options and SARs was $89 million.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 2 — SHARE-BASED COMPENSATION  (continued)

Stock Option, SAR, RSU and PSU Activity  (continued)

Information regarding Time RSUs, Performance RSUs and PSUs activity during 2018, 2017 and 2016 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2015	5,302	1,740	1,371	8,413	$51.15
Granted	1,450	—	1,178	2,628	69.95
Vested	(2,242)	(870)	—	(3,112)	41.71
Cancelled	(399)	(80)	(163)	(642)	59.66

RSUs and PSUs outstanding, December 31, 2016	4,111	790	2,386	7,287	61.21
Granted	1,484	—	1,304	2,788	81.90
Vested	(1,824)	(430)	—	(2,254)	51.20
Cancelled	(306)	(133)	(128)	(567)	64.06

RSUs and PSUs outstanding, December 31, 2017	3,465	227	3,562	7,254	72.05
Granted	1,464	—	1,261	2,725	101.85
Performance adjustment	—	—	1,250	1,250	69.27
Vested	(1,487)	(136)	(2,500)	(4,123)	67.33
Cancelled	(319)	(91)	(151)	(561)	78.82

RSUs and PSUs outstanding, December 31, 2018	3,123	—	3,422	6,545	$86.32

As of December 31, 2018, the unrecognized compensation cost related to RSUs and PSUs was $304 million.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

During 2018, we paid $792 million to acquire two hospital facilities and $461 million to acquire nonhospital health care entities. During 2017, we paid $1.000 billion to acquire eight hospital facilities and $212 million to acquire nonhospital health care entities. During 2016, we paid $343 million to acquire three hospital facilities and $233 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $636 million, $693 million and $41 million in 2018, 2017 and 2016, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2018, we received proceeds of $758 million and recognized a net pretax gain of $353 million ($265 million after tax) related to the sale of two hospital facilities from our American Group (Oklahoma market). During 2018, we also received proceeds of $50 million and recognized a net pretax gain of $75 million ($59 million after tax) related to sales of real estate and other investments. During 2017, we received proceeds of $25 million and recognized a net pretax gain of $8 million ($5 million after tax) related to sales of real estate and other investments. During 2016, we received proceeds of $26 million and recognized a net pretax gain of $23 million ($19 million after tax) related to sales of real estate and other investments.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2018	2017	2016
Current:
Federal	$759	$1,067	$1,129
State	149	120	125
Foreign	23	19	37
Deferred:
Federal	9	423	75
State	13	3	(5)
Foreign	(7)	6	17

	$946	$1,638	$1,378

The 2017 Tax Cuts and Jobs Act (“Tax Act”) significantly revised U.S. corporate income taxes, including lowering the statutory corporate tax rate from 35% to 21% beginning in 2018, imposing a mandatory one-time transition tax on undistributed foreign earnings and creating a new U.S. minimum tax on earnings of foreign subsidiaries. Our provision for income taxes for the year ended December 31, 2018 included tax benefits of $613 million (including $67 million related to the remeasurement of certain deferred tax assets and liabilities) related to the reduction in our effective tax rate under the Tax Act. We completed our analysis of the impact of the Tax Act during the fourth quarter of 2018, reducing our provision for income taxes for the year ended December 31, 2018 by $67 million related to a remeasurement of certain deferred tax assets and liabilities for which we were unable to make reasonable estimates in 2017. For the year ended, December 31, 2017, a provisional amount of $301 million related to the remeasurement of our deferred tax assets and liabilities for which we were then able to make reasonable estimates was recorded as a component of our provision for income taxes. During 2017 we also reclassified a provisional amount of $127 million from our deferred tax liabilities for the one-time transition tax, based on our estimated undistributed post-1986 foreign earnings and profits. Because we had previously recorded U.S. taxes on these earnings, the transition tax liability, which is payable over an 8-year period, did not affect our 2017 provision for income taxes. Adjustments during 2018 to the provisional amounts recorded in 2017 were not significant.

Legislation or any additional guidance issued by federal and state taxing authorities or other standard-setting bodies related to the Tax Act may require us to make further adjustments to federal, state, and foreign tax assets and liabilities recorded as of December 31, 2018 and could materially impact our provision for income taxes and effective tax rate in the periods in which they are made.

During 2018, we recorded a reduction to our provision for income taxes of $28 million for tax credits related to certain 2017 hurricane-related expenses. Our provision for income taxes for the years ended December 31, 2018, 2017 and 2016 included tax benefits of $124 million, $82 million and $162 million, respectively, related to the settlement of employee equity awards. During 2016, the IRS completed its examination of our 2011 and 2012 tax years, resolving all outstanding federal tax issues. We reduced our provision for income taxes for the year ended December 31, 2016 by $51 million, including interest (net of tax), as a result of this resolution. Our foreign pretax income was $86 million, $91 million and $149 million for the years ended December 31, 2018, 2017 and 2016, respectively.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 4 — INCOME TAXES  (continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	2.2	2.1
Change in liability for uncertain tax positions	(0.1)	—	(1.0)
Tax benefit from settlements of employee equity awards	(2.4)	(2.0)	(3.6)
Impact of Tax Act on deferred tax balances	(1.6)	7.8	—
Other items, net	0.2	(0.5)	(0.2)

Effective income tax rate on income attributable to HCA Healthcare, Inc.	20.0	42.5	32.3
Income attributable to noncontrolling interests from consolidated partnerships	(2.3)	(5.1)	(3.6)

Effective income tax rate on income before income taxes	17.7%	37.4%	28.7%

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2018		2017
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$340	$—	$260
Allowances for professional liability and other risks	355	—	345	—
Accounts receivable	274	—	243	—
Compensation	256	—	263	—
Other	424	491	420	501

	$1,309	$831	$1,271	$761

At December 31, 2018, federal and state net operating loss carryforwards (expiring in years 2021 through 2037) available to offset future taxable income approximated $71 million and $94 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2018	2017
Balance at January 1	$399	$377
Additions based on tax positions related to the current year	22	40
Additions for tax positions of prior years	10	11
Reductions for tax positions of prior years	(14)	(13)
Settlements	(2)	—
Lapse of applicable statutes of limitations	(25)	(16)

Balance at December 31	$390	$399

Our liability for unrecognized tax benefits was $435 million, including accrued interest of $48 million and excluding $3 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2018 ($439 million, $44 million and $4 million, respectively, as of December 31, 2017). Unrecognized tax benefits of $137 million ($145 million as of December 31, 2017) would affect the effective rate, if recognized.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 4 — INCOME TAXES  (continued)

We are subject to examination by the IRS for tax years after 2014 as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs, RSUs and PSUs, computed using the treasury stock method. During 2018, 2017 and 2016, we repurchased 14.070 million shares, 25.092 million shares and 36.325 million shares, respectively, of our common stock. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (dollars and shares in millions, except per share amounts):

	2018	2017	2016
Net income attributable to HCA Healthcare, Inc.	$3,787	$2,216	$2,890
Weighted average common shares outstanding	347.297	362.305	383.591
Effect of dilutive incremental shares	8.006	9.916	12.260

Shares used for diluted earnings per share	355.303	372.221	395.851

Earnings per share:
Basic earnings per share	$10.90	$6.12	$7.53
Diluted earnings per share	$10.66	$5.95	$7.30

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2018
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$338	$5	$(2)	$341
Money market funds and other	68	—	—	68

	$406	$5	$(2)	409

Amounts classified as current assets				(47)

Investment carrying value				$362

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES  (continued)

	2017
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$361	$10	$—	$371
Money market funds and other	101	—	—	101

	$462	$10	$—	472

Amounts classified as current assets				(54)

Investment carrying value				$418

At December 31, 2018 and 2017, the investments of our insurance subsidiaries were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at December 31, 2018 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$3	$3
Due after one year through five years	64	65
Due after five years through ten years	201	203
Due after ten years	70	70

	$338	$341

The average expected maturity of the investments in debt securities at December 31, 2018 was 6.2 years, compared to the average scheduled maturity of 10.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 7 — FINANCIAL INSTRUMENTS  (continued)

Interest Rate Swap Agreements  (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2018 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$55
Pay-fixed interest rate swaps	500	December 2022	8

During the next 12 months, we estimate $24 million will be reclassified from other comprehensive income (“OCI”) and will reduce interest expense.

Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the year ended December 31, 2018 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Gain Reclassified from Accumulated OCI into Operations	Amount of Gain Reclassified from Accumulated OCI into Operations
Interest rate swaps	$18	Interest expense	$10

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

Derivative Financial Instruments

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of these instruments. We determined the credit valuation adjustments were not significant to the overall valuation of our derivatives at December 31, 2018 and 2017.

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2018
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$341	$—	$341	$—
Money market funds and other	68	68	—	—

Investments of insurance subsidiaries	409	68	341	—
Less amounts classified as current assets	(47)	(47)	—	—

	$362	$21	$341	$—

Interest rate swaps (Other)	$63	$—	$63	$—

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

The estimated fair value of our long-term debt was $32.887 billion and $34.689 billion at December 31, 2018 and 2017, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $32.978 billion and $33.222 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 9 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2018, follows (dollars in millions):

	2018	2017
Senior secured asset-based revolving credit facility (effective interest rate of 4.0%)	$3,040	$3,680
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.7%)	3,801	3,891
Senior secured notes (effective interest rate of 5.6%)	13,800	15,300
Other senior secured debt (effective interest rate of 5.6%)	585	599

Senior secured debt	21,226	23,470
Senior unsecured notes (effective interest rate of 6.3%)	11,752	9,752
Net debt issuance costs	(157)	(164)

Total debt (average life of 6.4 years, rates averaging 5.5%)	32,821	33,058
Less amounts due within one year	788	200

	$32,033	$32,858

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

Senior Secured Credit Facilities And Other Senior Secured Debt

We have entered into the following senior secured credit facilities: (i) a $3.750 billion asset-based revolving credit facility maturing on June 28, 2022 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($3.040 billion outstanding at December 31, 2018) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on June 28, 2022 (none outstanding at December 31, 2018 without giving effect to certain outstanding letters of credit); (iii) a $1.155 billion senior secured term loan A-5 facility maturing on June 10, 2020; (iv) a $1.489 billion senior secured term loan B-10 facility maturing on March 13, 2025; and (v) a $1.157 billion senior secured term loan B-11 facility maturing on March 18, 2023. We refer to the facilities described under (ii) through (v) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”

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

Senior secured notes consists of (i) $3.000 billion aggregate principal amount of 6.50% first lien notes due 2020; (ii) $1.350 billion aggregate principal amount of 5.875% first lien notes due 2022; (iii) $1.250 billion aggregate principal amount of 4.75% first lien notes due 2023; (iv) $2.000 billion aggregate principal amount of 5.00% first lien notes due 2024; (v) $600 million aggregate principal amount of 4.25% first lien notes due 2019; (vi) $1.400 billion aggregate principal amount of 5.25% first lien notes due 2025; (vii) $1.500 billion aggregate principal amount of 5.25% first lien notes due 2026; (viii) $1.200 billion aggregate principal amount of 4.50% first lien notes due 2027; and (ix) $1.500 billion aggregate principal amount of 5.50% first lien notes due 2047. Capital leases and other secured debt totaled $585 million at December 31, 2018.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2018, we had entered into effective interest rate swap agreements, in a total notional amount of $2.500 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facilities. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 9 — LONG-TERM DEBT  (continued)

Senior Unsecured Notes

Senior unsecured notes consist of (i) $10.891 billion aggregate principal amount of senior notes with maturities ranging from 2021 to 2033; (ii) an aggregate principal amount of $125 million medium-term notes maturing 2025; and (iii) an aggregate principal amount of $736 million debentures with maturities ranging from 2023 to 2095.

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

Maturities of long-term debt in years 2020 through 2023, excluding amounts under the ABL credit facility, are $4.188 billion, $1.086 billion, $3.452 billion and $3.806 billion, respectively.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 10 — CONTINGENCIES  (continued)

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

Texas operates a state Medicaid program pursuant to a waiver from CMS under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. The Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas have requested information about whether the Program as operated in Harris County complies with the laws and regulations applicable to provider related donations. The Company is cooperating with this request. We believe that our participation is and has been consistent with the requirements of the Program. However, at this time, we cannot predict what effect, if any, the request or resulting claims under the federal FCA, other statutes, regulations or laws, could have on the Company.

NOTE 11 — LEASES

We lease medical office buildings and certain equipment under operating lease agreements. Commitments relating to noncancellable operating leases for each of the next five years and thereafter are as follows (dollars in millions):

For the Year Ended December 31,
2019	$320
2020	304
2021	256
2022	203
2023	154
Thereafter	1,007

2,244
Less sublease income	(25)

$2,219

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 12 — CAPITAL STOCK  (continued)

Share Repurchase Transactions

During 2018, we repurchased 14.070 million shares of our common stock at an average price of $108.74 per share through market purchases pursuant to the $2.0 billion October 2017 authorization. At December 31, 2018, we had $272 million of repurchase authorization available under the October 2017 authorization.

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

NOTE 13 — EMPLOYEE BENEFIT PLANS

We maintain defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $499 million for 2018, $471 million for 2017 and $444 million for 2016. Our contributions are funded periodically during the applicable or following year.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $22 million for 2018, $40 million for 2017 and $20 million for 2016. Accrued benefits liabilities under this plan totaled $205 million at December 31, 2018 and $201 million at December 31, 2017.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $26 million for 2018, $28 million for 2017 and $22 million for 2016. Accrued benefits liabilities under this plan totaled $195 million at December 31, 2018 and $223 million at December 31, 2017.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 13 — EMPLOYEE BENEFIT PLANS  (continued)

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $9 million for 2018, $14 million for 2017, and $21 million for 2016. Accrued benefits liabilities under these plans totaled $68 million at December 31, 2018 and $118 million at December 31, 2017.

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. At December 31, 2018, the National Group included 88 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, South Carolina, Utah and Virginia, and the American Group included 85 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION  (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, losses on retirement of debt, legal claim benefits, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets are summarized in the following table (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
National Group	$22,581	$20,772	$19,845
American Group	21,959	20,912	19,670
Corporate and other	2,137	1,930	1,975

	$46,677	$43,614	$41,490

Equity in earnings of affiliates:
National Group	$(4)	$(21)	$(20)
American Group	(40)	(37)	(38)
Corporate and other	15	13	4

	$(29)	$(45)	$(54)

Adjusted segment EBITDA:
National Group	$4,980	$4,600	$4,565
American Group	4,593	4,231	4,173
Corporate and other	(624)	(598)	(520)

	$8,949	$8,233	$8,218

Depreciation and amortization:
National Group	$946	$867	$806
American Group	1,027	986	908
Corporate and other	305	278	252

	$2,278	$2,131	$1,966

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION  (continued)

	For the Years Ended December 31,
	2018	2017	2016
Adjusted segment EBITDA	$8,949	$8,233	$8,218
Depreciation and amortization	2,278	2,131	1,966
Interest expense	1,755	1,690	1,707
Gains on sales of facilities	(428)	(8)	(23)
Losses on retirement of debt	9	39	4
Legal claim benefits	—	—	(246)

Income before income taxes	$5,335	$4,381	$4,810

	December 31,
	2018	2017	2016
Assets:
National Group	$14,839	$13,097	$12,320
American Group	19,122	18,136	16,208
Corporate and other	5,246	5,360	5,230

	$39,207	$36,593	$33,758

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2015	$1,481	$4,638	$612	$6,731
Acquisitions	—	33	8	41
Foreign currency translation, amortization and other	(23)	(10)	(35)	(68)

Balance at December 31, 2016	1,458	4,661	585	6,704
Acquisitions	19	612	62	693
Foreign currency translation, amortization and other	(3)	(8)	8	(3)

Balance at December 31, 2017	1,474	5,265	655	7,394
Acquisitions	132	504	—	636
Foreign currency translation, amortization and other	(9)	(40)	(28)	(77)

Balance at December 31, 2018	$1,597	$5,729	$627	$7,953

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 15 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2015	$13	$(74)	$(135)	$(69)	$(265)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(6)	—	—	—	(6)
Foreign currency translation adjustments, net of $87 income tax benefit	—	(137)	—	—	(137)
Defined benefit plans, net of $13 income tax benefit	—	—	(22)	—	(22)
Change in fair value of derivative instruments, net of $8 of income taxes	—	—	—	12	12
Expense reclassified into operations from other comprehensive income, net of $7 and $40, respectively, income tax benefits	—	—	11	69	80

Balances at December 31, 2016	7	(211)	(146)	12	(338)
Unrealized gains on available-for-sale securities	1	—	—	—	1
Foreign currency translation adjustments, net of $35 of income taxes	—	62	—	—	62
Defined benefit plans, net of $10 income tax benefit	—	—	(33)	—	(33)
Change in fair value of derivative instruments, net of $4 of income taxes	—	—	—	7	7
Expense (income) reclassified into operations from other comprehensive income, net of $1 of income taxes and $7 and $7 income tax benefits, respectively	(1)	—	11	13	23

Balances at December 31, 2017	7	(149)	(168)	32	(278)
Unrealized losses on available-for-sale securities, net of $2 income tax benefit	(5)	—	—	—	(5)
Foreign currency translation adjustments, net of $8 income tax benefit	—	(63)	—	—	(63)
Defined benefit plans, net of $10 of income taxes	—	—	34	—	34
Change in fair value of derivative instruments, net of $5 of income taxes	—	—	—	18	18
Expense (income) reclassified into operations from other comprehensive income, net of $5 income tax benefits and $2 of income taxes, respectively	—	—	16	(8)	8
Reclassification of stranded tax effects	1	(71)	(30)	5	(95)

Balances at December 31, 2018	$3	$(283)	$(148)	$47	$(381)

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 16 — ACCRUED EXPENSES

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2018	2017
Professional liability risks	$466	$429
Defined contribution benefit plan	459	67
Interest	429	406
Taxes other than income	308	299
Other	962	782

	$2,624	$1,983

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

Our condensed consolidating balance sheets at December 31, 2018 and 2017 and condensed consolidating statements of comprehensive income and cash flows for each of the three years in the period ended December 31, 2018, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$27,482	$19,195	$—	$46,677

Salaries and benefits	—	—	12,287	9,138	—	21,425
Supplies	—	—	4,560	3,164	—	7,724
Other operating expenses	8	—	4,463	4,137	—	8,608
Equity in earnings of affiliates	(3,688)	—	(7)	(22)	3,688	(29)
Depreciation and amortization	—	—	1,335	943	—	2,278
Interest expense (income)	64	3,580	(1,635)	(254)	—	1,755
Gains on sales of facilities	—	—	(357)	(71)	—	(428)
Losses on retirement of debt	—	9	—	—	—	9
Management fees	—	—	(639)	639	—	—

	(3,616)	3,589	20,007	17,674	3,688	41,342

Income (loss) before income taxes	3,616	(3,589)	7,475	1,521	(3,688)	5,335
Provision (benefit) for income taxes	(171)	(834)	1,714	237	—	946

Net income (loss)	3,787	(2,755)	5,761	1,284	(3,688)	4,389
Net income attributable to noncontrolling interests	—	—	99	503	—	602

Net income (loss) attributable to HCA Healthcare, Inc.	$3,787	$(2,755)	$5,662	$781	$(3,688)	$3,787

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$3,779	$(2,745)	$5,712	$713	$(3,680)	$3,779

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$25,774	$17,840	$—	$43,614

Salaries and benefits	—	—	11,619	8,440	—	20,059
Supplies	—	—	4,286	3,030	—	7,316
Other operating expenses	6	—	4,249	3,796	—	8,051
Equity in earnings of affiliates	(2,476)	—	(6)	(39)	2,476	(45)
Depreciation and amortization	—	—	1,237	894	—	2,131
Interest expense (income)	64	3,088	(1,309)	(153)	—	1,690
Gains on sales of facilities	—	—	(2)	(6)	—	(8)
Losses on retirement of debt	—	39	—	—	—	39
Management fees	—	—	(621)	621	—	—

	(2,406)	3,127	19,453	16,583	2,476	39,233

Income (loss) before income taxes	2,406	(3,127)	6,321	1,257	(2,476)	4,381
Provision (benefit) for income taxes	190	(1,154)	2,293	309	—	1,638

Net income (loss)	2,216	(1,973)	4,028	948	(2,476)	2,743
Net income attributable to noncontrolling interests	—	—	108	419	—	527

Net income (loss) attributable to HCA Healthcare, Inc.	$2,216	$(1,973)	$3,920	$529	$(2,476)	$2,216

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$2,276	$(1,953)	$3,898	$591	$(2,536)	$2,276

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$24,427	$17,063	$—	$41,490

Salaries and benefits	—	—	10,971	7,926	—	18,897
Supplies	—	—	4,090	2,843	—	6,933
Other operating expenses	6	—	3,912	3,578	—	7,496
Equity in earnings of affiliates	(2,738)	—	(7)	(47)	2,738	(54)
Depreciation and amortization	—	—	1,141	825	—	1,966
Interest expense (income)	64	2,756	(970)	(143)	—	1,707
Losses (gains) on sales of facilities	—	—	4	(27)	—	(23)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim benefits	—	(246)	—	—	—	(246)
Management fees	—	—	(588)	588	—	—

	(2,668)	2,514	18,553	15,543	2,738	36,680

Income (loss) before income taxes	2,668	(2,514)	5,874	1,520	(2,738)	4,810
Provision (benefit) for income taxes	(222)	(928)	2,133	395	—	1,378

Net income (loss)	2,890	(1,586)	3,741	1,125	(2,738)	3,432
Net income attributable to noncontrolling interests	—	—	93	449	—	542

Net income (loss) attributable to HCA Healthcare, Inc.	$2,890	$(1,586)	$3,648	$676	$(2,738)	$2,890

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$2,817	$(1,505)	$3,637	$533	$(2,665)	$2,817

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$174	$328	$—	$502
Accounts receivable, net	—	—	3,964	2,825	—	6,789
Inventories	—	—	1,178	554	—	1,732
Other	—	—	669	521	—	1,190

	—	—	5,985	4,228	—	10,213

Property and equipment, net	—	—	12,450	7,307	—	19,757
Investments of insurance subsidiaries	—	—	—	362	—	362
Investments in and advances to affiliates	33,166	—	29	203	(33,166)	232
Goodwill and other intangible assets	—	—	5,724	2,229	—	7,953
Other	478	64	35	113	—	690

	$33,644	$64	$24,223	$14,442	$(33,166)	$39,207

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,721	$856	$—	$2,577
Accrued salaries	—	—	998	582	—	1,580
Other accrued expenses	142	403	905	1,174	—	2,624
Long-term debt due within one year	—	696	55	37	—	788

	142	1,099	3,679	2,649	—	7,569

Long-term debt, net	996	30,544	212	281	—	32,033
Intercompany balances	36,951	(6,789)	(28,415)	(1,747)	—	—
Professional liability risks	—	—	—	1,275	—	1,275
Income taxes and other liabilities	505	—	223	520	—	1,248

	38,594	24,854	(24,301)	2,978	—	42,125
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(4,950)	(24,790)	48,437	9,519	(33,166)	(4,950)
Noncontrolling interests	—	—	87	1,945	—	2,032

	(4,950)	(24,790)	48,524	11,464	(33,166)	(2,918)

	$33,644	$64	$24,223	$14,442	$(33,166)	$39,207

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2018

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$3,787	$(2,755)	$5,761	$1,284	$(3,688)	$4,389
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	—	23	(178)	188	—	33
Depreciation and amortization	—	—	1,335	943	—	2,278
Income taxes	74	—	—	—	—	74
Gains on sales of facilities	—	—	(357)	(71)	—	(428)
Losses on retirement of debt	—	9	—	—	—	9
Amortization of debt issuance costs	—	31	—	—	—	31
Share-based compensation	—	—	268	—	—	268
Equity in earnings of affiliates	(3,688)	—	—	—	3,688	—
Other	91	—	25	(9)	—	107

Net cash provided by (used in) operating activities	264	(2,692)	6,854	2,335	—	6,761

Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,008)	(1,565)	—	(3,573)
Acquisition of hospitals and health care entities	—	—	(897)	(356)	—	(1,253)
Disposal of hospitals and health care entities	—	—	770	38	—	808
Change in investments	—	—	12	45	—	57
Other	—	—	(9)	69	—	60

Net cash used in investing activities	—	—	(2,132)	(1,769)	—	(3,901)

Cash flows from financing activities:
Issuance of long-term debt	—	2,000	—	—	—	2,000
Net change in revolving bank credit facilities	—	(640)	—	—	—	(640)
Repayment of long-term debt	—	(1,590)	(72)	(42)	—	(1,704)
Distributions to noncontrolling interests	—	—	(83)	(358)	—	(441)
Payment of debt issuance costs	—	(25)	—	—	—	(25)
Payment of cash dividends	(487)	—	—	—	—	(487)
Repurchases of common stock	(1,530)	—	—	—	—	(1,530)
Changes in intercompany balances with affiliates, net	2,004	2,947	(4,505)	(446)	—	—
Other	(252)	—	—	4	—	(248)

Net cash (used in) provided by financing activities	(265)	2,692	(4,660)	(842)	—	(3,075)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)

Change in cash and cash equivalents	(1)	—	62	(291)	—	(230)
Cash and cash equivalents at beginning of period	1	—	112	619	—	732

Cash and cash equivalents at end of period	$—	$—	$174	$328	$—	$502

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2017

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,216	$(1,973)	$4,028	$948	$(2,476)	$2,743
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	—	(193)	(219)	116	—	(296)
Depreciation and amortization	—	—	1,237	894	—	2,131
Income taxes	433	—	—	—	—	433
Gains on sales of facilities	—	—	(2)	(6)	—	(8)
Losses on retirement of debt	—	39	—	—	—	39
Amortization of debt issuance costs	—	31	—	—	—	31
Share-based compensation	—	—	270	—	—	270
Equity in earnings of affiliates	(2,476)	—	—	—	2,476	—
Other	78	—	—	5	—	83

Net cash provided by (used in) operating activities	251	(2,096)	5,314	1,957	—	5,426

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,681)	(1,334)	—	(3,015)
Acquisition of hospitals and health care entities	—	—	(26)	(1,186)	—	(1,212)
Disposal of hospitals and health care entities	—	—	14	11	—	25
Change in investments	—	—	(1)	(72)	—	(73)
Other	—	—	—	(4)	—	(4)

Net cash used in investing activities	—	—	(1,694)	(2,585)	—	(4,279)

Cash flows from financing activities:
Issuance of long-term debt	—	1,500	—	2	—	1,502
Net change in revolving bank credit facilities	—	760	—	—	—	760
Repayment of long-term debt	—	(628)	(77)	(48)	—	(753)
Distributions to noncontrolling interests	—	—	(140)	(308)	—	(448)
Payment of debt issuance costs	—	(26)	—	—	—	(26)
Repurchases of common stock	(2,051)	—	—	—	—	(2,051)
Changes in intercompany balances with affiliates, net	1,867	490	(3,404)	1,047	—	—
Other	(66)	—	—	21	—	(45)

Net cash (used in) provided by financing activities	(250)	2,096	(3,621)	714	—	(1,061)

Change in cash and cash equivalents	1	—	(1)	86	—	86
Cash and cash equivalents at beginning of period	—	—	113	533	—	646

Cash and cash equivalents at end of period	$1	$—	$112	$619	$—	$732

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION  (continued)

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,890	$(1,586)	$3,741	$1,125	$(2,738)	$3,432
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(25)	39	(139)	167	—	42
Depreciation and amortization	—	—	1,141	825	—	1,966
Income taxes	123	—	—	—	—	123
Losses (gains) on sales of facilities	—	—	4	(27)	—	(23)
Losses on retirement of debt	—	4	—	—	—	4
Legal claim benefits	—	(246)	—	—	—	(246)
Amortization of debt issuance costs	1	33	—	—	—	34
Share-based compensation	—	—	251	—	—	251
Equity in earnings of affiliates	(2,738)	—	—	—	2,738	—
Other	71	—	—	(1)	—	70

Net cash provided by (used in) operating activities	322	(1,756)	4,998	2,089	—	5,653

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,554)	(1,206)	—	(2,760)
Acquisition of hospitals and health care entities	—	—	(199)	(377)	—	(576)
Disposal of hospitals and health care entities	—	—	10	16	—	26
Change in investments	—	—	(15)	79	—	64
Other	—	—	—	6	—	6

Net cash used in investing activities	—	—	(1,758)	(1,482)	—	(3,240)

Cash flows from financing activities:
Issuance of long-term debt	—	5,400	—	—	—	5,400
Net change in revolving bank credit facilities	—	(110)	—	—	—	(110)
Repayment of long-term debt	—	(4,358)	(74)	(43)	—	(4,475)
Distributions to noncontrolling interests	—	—	(64)	(370)	—	(434)
Payment of debt issuance costs	—	(40)	—	—	—	(40)
Repurchases of common stock	(2,751)	—	—	—	—	(2,751)
Changes in intercompany balances with affiliates, net	2,532	864	(3,149)	(247)	—	—
Other	(103)	—	—	5	—	(98)

Net cash (used in) provided by financing activities	(322)	1,756	(3,287)	(655)	—	(2,508)

Change in cash and cash equivalents	—	—	(47)	(48)	—	(95)
Cash and cash equivalents at beginning of period	—	—	160	581	—	741

Cash and cash equivalents at end of period	$—	$—	$113	$533	$—	$646

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

Reconciliations of the HCA Healthcare, Inc. Consolidated Statements of Stockholders’ Deficit and Consolidated Statements of Cash Flows presentations to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit presentations for the years ended December 31, 2018, 2017 and 2016 are as follows (dollars in millions):

	2018	2017	2016
Presentation in HCA Healthcare, Inc. Consolidated Statements of Stockholders’ Deficit:
Repurchases of common stock	$(1,530)	$(2,051)	$(2,751)
Share-based benefit plans	115	281	233
Cash dividends declared ($1.40 per share)	(496)	—	—
Other	(12)	(10)	(2)

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions to HCA Healthcare, Inc., net of contributions from HCA Healthcare, Inc.	$(1,923)	$(1,780)	$(2,520)

Presentation in HCA Healthcare, Inc. Consolidated Statements of Cash Flows (cash flows from financing activities):
Repurchases of common stock	$(1,530)	$(2,051)	$(2,751)
Payment of cash dividends	(487)	—	—

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Cash Flows (cash flows from financing activities):
Cash distributions to HCA Healthcare, Inc.	$(2,017)	$(2,051)	$(2,751)

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the table above, the separate consolidated financial statements of Healthtrust are not presented.

HCA HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

(Dollars in millions, except per share amounts)

	2018
	First		Second		Third		Fourth
Revenues	$11,423		$11,529		$11,451		$12,274
Net income	$1,282	(a)	$966	(b)	$896	(c)	$1,245	(d)
Net income attributable to HCA Healthcare, Inc.	$1,144	(a)	$820	(b)	$759	(c)	$1,064	(d)
Basic earnings per share	$3.26		$2.35		$2.20		$3.09
Diluted earnings per share	$3.18		$2.31		$2.15		$3.01

	2017
	First		Second		Third		Fourth
Revenues	$10,623		$10,733		$10,696		$11,562
Net income	$777	(e)	$795	(f)	$530	(g)	$641	(h)
Net income attributable to HCA Healthcare, Inc.	$659	(e)	$657	(f)	$426	(g)	$474	(h)
Basic earnings per share	$1.78		$1.79		$1.18		$1.34
Diluted earnings per share	$1.74		$1.75		$1.15		$1.30

(a)	First quarter results include $305 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(b)	Second quarter results include $8 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(c)

Third quarter results include $5 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $7 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements).

(d)	Fourth quarter results include $6 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(e)	First quarter results include $1 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(f)	Second quarter results include $1 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(g)	Third quarter results include $4 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $25 million of losses on retirement of debt.
(h)	Fourth quarter results include $1 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements).