Form 10-Q
period 2019-03-31
HCA Healthcare, Inc.
filed 2019-05-03
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting common stock, $.01 par value	HCA	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2019
Voting common stock, $.01 par value	342,307,400 shares

HCA HEALTHCARE, INC.
Form 10-Q
March 31, 2019

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018
Unaudited
(Dollars in millions, except per share amounts)

	2019	2018
Revenues	$12,517	$11,423

Salaries and benefits	5,647	5,289
Supplies	2,041	1,915
Other operating expenses	2,299	2,110
Equity in earnings of affiliates	(11)	(9)
Depreciation and amortization	619	553
Interest expense	461	431
Losses (gains) on sales of facilities	1	(405)

	11,057	9,884

Income before income taxes	1,460	1,539
Provision for income taxes	279	257

Net income	1,181	1,282
Net income attributable to noncontrolling interests	142	138

Net income attributable to HCA Healthcare, Inc.	$1,039	$1,144

Per share data:
Basic earnings	$3.03	$3.26
Diluted earnings	$2.97	$3.18
Shares used in earnings per share calculations (in millions):
Basic	342.876	350.850
Diluted	350.316	359.749

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018
Unaudited
(Dollars in millions)

	2019	2018
Net income	$1,181	$1,282
Other comprehensive income (loss) before taxes:
Foreign currency translation	20	54

Unrealized gains (losses) on available-for-sale securities	8	(5)

Defined benefit plans	—	—
Pension costs included in salaries and benefits	3	5

	3	5

Change in fair value of derivative financial instruments	(18)	35
Interest benefits included in interest expense	(5)	—

	(23)	35

Other comprehensive income before taxes	8	89
Income taxes related to other comprehensive income items	1	8

Other comprehensive income	7	81

Comprehensive income	1,188	1,363
Comprehensive income attributable to noncontrolling interests	142	138

Comprehensive income attributable to HCA Healthcare, Inc.	$1,046	$1,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$531	$502
Accounts receivable	7,420	6,789
Inventories	1,778	1,732
Other	1,379	1,190

	11,108	10,213

Property and equipment, at cost	44,583	42,965
Accumulated depreciation	(23,455)	(23,208)

	21,128	19,757

Investments of insurance subsidiaries	338	362
Investments in and advances to affiliates	246	232
Goodwill and other intangible assets	8,159	7,953
Right-of-use operating lease assets	1,812	—
Other	588	690

	$43,379	$39,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,693	$2,577
Accrued salaries	1,424	1,580
Other accrued expenses	2,618	2,624
Long-term debt due within one year	3,796	788

	10,531	7,569

Long-term debt, less net debt issuance costs of $170 and $157	31,019	32,033
Professional liability risks	1,313	1,275
Right-of-use operating lease obligations	1,494	—
Income taxes and other liabilities	1,277	1,248

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 343,030,500 shares in 2019 and 342,895,200 shares in 2018	3	3
Accumulated other comprehensive loss	(374)	(381)
Retained deficit	(3,983)	(4,572)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(4,354)	(4,950)
Noncontrolling interests	2,099	2,032

	(2,255)	(2,918)

	$43,379	$39,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2017	350.092	$4	$—	$(278)	$(6,532)	$1,811	$(4,995)
Comprehensive income				81	1,144	138	1,363
Repurchase of common stock	(4.370)		114		(537)		(423)
Share-based benefit plans	5.265		(114)				(114)
Cash dividends declared ($0.35 per share)					(126)		(126)
Distributions						(92)	(92)
Other						(47)	(47)

Balances, March 31, 2018	350.987	4	—	(197)	(6,051)	1,810	(4,434)
Comprehensive income				(64)	820	146	902
Repurchase of common stock	(4.670)	(1)	(93)		(376)		(470)
Share-based benefit plans	0.443		96				96
Cash dividends declared ($0.35 per share)					(124)		(124)
Distributions						(93)	(93)
Other			(3)			1	(2)

Balances, June 30, 2018	346.760	3	—	(261)	(5,731)	1,864	(4,125)
Comprehensive income				(5)	759	137	891
Repurchase of common stock	(2.518)		(55)		(247)		(302)
Share-based benefit plans	0.844		54				54
Cash dividends declared ($0.35 per share)					(123)		(123)
Distributions						(130)	(130)
Other			1			4	5

Balances, September 30, 2018	345.086	3	—	(266)	(5,342)	1,875	(3,730)
Comprehensive income				(20)	1,064	181	1,225
Repurchase of common stock	(2.512)		(69)		(266)		(335)
Share-based benefit plans	0.321		79				79
Cash dividends declared ($0.35 per share)					(123)		(123)
Distributions						(126)	(126)
Reclassification of stranded tax effects				(95)	95		—
Other			(10)			102	92

Balances, December 31, 2018	342.895	3	—	(381)	(4,572)	2,032	(2,918)
Comprehensive income				7	1,039	142	1,188
Repurchase of common stock	(2.106)		32		(310)		(278)
Share-based benefit plans	2.242		(29)				(29)
Cash dividends declared ($0.40 per share)					(140)		(140)
Distributions						(136)	(136)
Other			(3)			61	58

Balances, March 31, 2019	343.031	$3	$—	$(374)	$(3,983)	$2,099	$(2,255)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018
Unaudited
(Dollars in millions)

	2019	2018
Cash flows from operating activities:
Net income	$1,181	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in cash from operating assets and liabilities:
Accounts receivable	(369)	(4)
Inventories and other assets	(174)	(218)
Accounts payable and accrued expenses	(651)	(263)
Depreciation and amortization	619	553
Income taxes	269	246
Losses (gains) on sales of facilities	1	(405)
Amortization of debt issuance costs	8	8
Share-based compensation	62	60
Other	28	24

Net cash provided by operating activities	974	1,283

Cash flows from investing activities:
Purchase of property and equipment	(781)	(694)
Acquisition of hospitals and health care entities	(1,474)	(379)
Disposal of hospitals and health care entities	30	767
Change in investments	36	11
Other	24	(40)

Net cash used in investing activities	(2,165)	(335)

Cash flows from financing activities:
Issuances of long-term debt	1,500	—
Net change in revolving bank credit facilities	460	270
Repayment of long-term debt	(49)	(50)
Distributions to noncontrolling interests	(136)	(92)
Payment of debt issuance costs	(22)	(2)
Payment of cash dividends	(141)	(123)
Repurchases of common stock	(278)	(423)
Other	(118)	(191)

Net cash provided by (used in) financing activities	1,216	(611)

Effect of exchange rate changes on cash and cash equivalents	4	17

Change in cash and cash equivalents	29	354
Cash and cash equivalents at beginning of period	502	732

Cash and cash equivalents at end of period	$531	$1,086

Interest payments	$580	$549
Income tax payments, net	$10	$11
The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2019, these affiliates owned and operated 185 hospitals, 124 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 21 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $86 million and $81 million for the quarters ended March 31, 2019 and 2018, respectively. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form
 10-K
for the year ended December 31, 2018.
Revenues

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied.
Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days
, and revenues are recognized based on charges incurred in relation to total expected charges.
Our performance obligations for outpatient services are generally satisfied over a period of less than one day
. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service
rates. Our revenues for the quarter ended March 31, 2019 include $86 million related to the resolution of transaction price differences regarding certain out-of-network services performed in prior periods. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters ended March 31, 2019 and 2018 are summarized in the following table (dollars in millions):

	2019	Ratio	2018	Ratio
Medicare	$2,770	22.1%	$2,524	22.1%
Managed Medicare	1,589	12.7	1,399	12.3
Medicaid	347	2.8	281	2.5
Managed Medicaid	613	4.9	561	4.9
Managed care and insurers	6,426	51.4	6,062	53.1
International (managed care and insurers)	297	2.4	305	2.7
Other	475	3.7	291	2.4

Revenues	$12,517	100.0%	$11,423	100.0%

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2019 and 2018 follows (dollars in millions):

	2019	2018
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$10,606	$9,867
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.8%	12.4%
Total uncompensated care	$7,085	$6,252
Multiply by the cost-to-charges ratio	11.8%	12.4%

Estimated cost of total uncompensated care	$836	$775

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 36.1% and 35.4% for the quarters ended March 31, 2019 and 2018, respectively. The total uncompensated care amounts include charity care of $2.905 billion and $1.879 billion, and the related estimated costs of charity care were $343 million and $233 million for the quarters ended March 31, 2019 and 2018, respectively.
Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarter ended March 31, 2019, we paid $1.398 billion to acquire a seven
-hospital health system in North Carolina and $76 million to acquire other nonhospital health care entities. During the quarter ended March 31, 2018, we paid $360 million to acquire a hospital facility and $19 million to acquire other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $207 million for the quarter ended March 31, 2019. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During the quarter ended March 31, 2019, we received proceeds of $25 million and recognized a net pretax loss of $
1
 million related to a sale of a hospital facility in one of our Louisiana markets. During the quarter ended March 31, 2019, we also received proceeds of $5 million related to sales of real estate and other investments. During the quarter ended March 31, 2018, we received proceeds of $758 million and recognized a net pretax gain of $376 million related to the sale of the two hospital facilities in our Oklahoma market. During the quarter ended March 31, 2018, we also received proceeds of $9 million and recognized a net pretax gain of $29 million related to sales of real estate and other investments.
NOTE 3 — INCOME TAXES

Our provision for income taxes for the quarters ended March 31, 2019 and 2018 was $279 million and $257 million, respectively, and the effective tax rates were 21.2% and 18.4%, respectively. Our provision for income taxes included tax benefits related to the settlement of employee equity awards of $49 million and $92 million for the quarters ended March 31, 2019 and 2018, respectively.
Our liability for unrecognized tax benefits was $457 million, including accrued interest of $53 million, as of March 31, 2019 ($435 million and $48 million, respectively, as of December 31, 2018). Unrecognized tax benefits of $143 million ($137 million as of December 31, 2018) would affect the effective rate, if recognized.
The Internal Revenue Service began an examination of the Company’s 2016 and 2017 federal income tax returns during 2019. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.
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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2019 and 2018 (dollars and shares in millions, except per share amounts):

	2019	2018
Net income attributable to HCA Healthcare, Inc.	$1,039	$1,144

Weighted average common shares outstanding	342.876	350.850
Effect of dilutive incremental shares	7.440	8.899

Shares used for diluted earnings per share	350.316	359.749

Earnings per share:
Basic earnings	$3.03	$3.26
Diluted earnings	$2.97	$3.18

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2019 and December 31, 2018 follows (dollars in millions):

	March 31, 2019
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$336	$11	$—	$347
Money market funds and other	81	—	—	81

	$417	$11	$—	428

Amounts classified as current assets				(90)

Investment carrying value				$338

	December 31, 2018
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$338	$5	$(2)	$341
Money market funds and other	68	—	—	68

	$406	$5	$(2)	409

Amounts classified as current assets				(47)

Investment carrying value				$362

At March 31, 2019 and December 31, 2018, the investments of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at March 31, 2019 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$3	$3
Due after one year through five years	64	65
Due after five years through ten years	201	209
Due after ten years	68	70

	$336	$347

The average expected maturity of the investments in debt securities at March 31, 2019 was
5.9
 years, compared to the average scheduled maturity of 10.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.
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
The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2019 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$38
Pay-fixed interest rate swaps	500	December 2022	2

During the next 12 months, we estimate $20 million will be reclassified from other comprehensive income (“OCI”) and will reduce interest expense.
Derivatives — Results of Operations

The following table presents the effect of our interest rate swaps on our results of operations for the quarter ended March 31, 2019 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Gain Reclassified from Accumulated OCI into Operations	Amount of Gain Reclassified from Accumulated OCI into Operations
Interest rate swaps	$14	Interest expense	$5

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Accounting Standards Codification 820,
Fair Value Measurements and Disclosures
(“ASC 820”), emphasizes fair value is a market-based measurement, and fair value measurements should be determined based on the assumptions market participants would use in pricing assets or liabilities. ASC 820 utilizes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at March 31, 2019 and December 31, 2018, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following tables summarize our assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$347	$—	$347	$—
Money market funds and other	81	81	—	—

Investments of insurance subsidiaries	428	81	347	—
Less amounts classified as current assets	(90)	(80)	(10)	—

	$338	1	$337	$—

Interest rate swaps (Other)	$40	$—	$40	$—

	December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$341	$—	$341	$—
Money market funds and other	68	68	—	—

Investments of insurance subsidiaries	409	68	341	—
Less amounts classified as current assets	(47)	(47)	—	—

	$362	$21	$341	$—

Interest rate swaps (Other)	$63	$—	$63	$—

The estimated fair value of our long-term debt was $36.602 billion and $32.887 billion at March 31, 2019 and December 31, 2018, respectively, compared to carrying amounts, excluding net debt issuance costs, aggregating $34.985 billion and $32.978 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2019 and December 31, 2018, including related interest rates at March 31, 2019, follows (dollars in millions):

	March 31, 2019	December 31, 2018
Senior secured asset-based revolving credit facility (effective interest rate of 3.7%)	$3,500	$3,040
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.7%)	3,776	3,801
Senior secured notes (effective interest rate of 5.6%)	13,800	13,800
Other senior secured debt (effective interest rate of 5.5%)	657	585

Senior secured debt	21,733	21,226
Senior unsecured notes (effective interest rate of 6.3%)	13,252	11,752
Net debt issuance costs	(170)	(157)

Total debt (average life of 6.3 years, rates averaging 5.4%)	34,815	32,821
Less amounts due within one year	3,796	788

	$31,019	$32,033

During January 2019, we issued $1.500 billion aggregate principal amount of senior unsecured notes comprised of $1.000 billion aggregate principal amount of 5.875% notes due 2029 and $500 million aggregate principal amount of 5.625% notes due 2028. We used the net proceeds to fund the purchase of a seven-hospital
health system located in western North Carolina.
NOTE 9 — LEASES

We adopted ASU No.
 2016-02,
Leases (Topic 842)
, which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach. Prior period financial statement amounts and disclosures have not been adjusted to reflect the provisions of the new standard. We elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.
We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use
assets and
right-of-use
obligations at the present value of lease payments over the term. Many of our leases include rental escalation clauses and renewal options that are factored into our determination of lease payments when appropriate. We do not separate lease and nonlease components of contracts.
Generally, we use our estimated incremental borrowing rate to discount the lease payments based on information available at lease commencement, as most of our leases do not provide a readily determinable implicit interest rate.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LEASES (continued)

The following table presents our lease-related assets and liabilities at March 31, 2019 (dollars in millions):

	Balance Sheet Classification	March 31, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$1,812
Finance leases	Property and equipment	590

Total lease assets		$2,402

Liabilities:
Current:
Operating leases	Other accrued expenses	$310
Finance leases	Long-term debt due within one year	39
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,494
Finance leases	Long-term debt	519

Total lease liabilities		$2,362

Weighted-average remaining term:
Operating leases		12.3 years
Finance leases		9.2 years
Weighted-average discount rate:
Operating leases(1)		5.6%
Finance leases		5.4%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following table presents certain information related to lease expense for finance and operating leases for the quarter ended March 31, 2019 (dollars in millions):

2019
Finance lease expense:
Amortization of leased assets	$17
Interest of lease liabilities	6
Operating leases(2)	94
Short-term lease expense(2)	78
Variable lease expense(2)	39

Total lease expense	$234

(2)	Expenses are included in “other operating expenses” in our condensed consolidated income statement.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 — LEASES (continued)
Other Information
The following table presents supplemental cash flow information for the quarter ended March 31, 2019 (dollars in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$144
Operating cash flows for finance leases	6
Financing cash flows for finance leases	17

Maturities of Lease Liabilities
The following table reconciles the undiscounted cash flows to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at March 31, 2019 (dollars in millions):

	Operating Leases	Finance Leases
2019	$294	$72
2020	370	92
2021	315	71
2022	254	62
2023	198	52
Thereafter	1,265	318

Total minimum lease payments	2,696	667
Less: amount of lease payments representing interest	(892)	(109)

Present value of future minimum lease payments	1,804	558
Less: current obligations under leases	(310)	(39)

Long-term lease obligations	$1,494	$519

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
Health care companies are subject to numerous investigations by various governmental agencies. Under the federal False Claims Act (“FCA”), private parties have the right to bring qui tam
, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — CONTINGENCIES (continued)

conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations, financial position or liquidity.
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
NOTE 11 — SHARE REPURCHASES TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2019, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During the quarter ended March 31, 2019, we repurchased 2.106 million shares of our common stock at an average price of $131.92 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during October 2017 (which was completed during the first quarter of 2019) and the $2.0 billion share repurchase program authorized during January 2019. At March 31, 2019, we had $1.995 billion of repurchase authorization available under the January 2019 authorization.
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2018	$3	$(283)	$(148)	$47	$(381)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	6	—	—	—	6
Foreign currency translation adjustments, net of $3 of income taxes	—	17	—	—	17
Change in fair value of derivative instruments, net of $4 income tax benefits	—	—	—	(14)	(14)
Expense (income) reclassified into operations from other comprehensive income, net of $1 income tax benefits and $1 of income taxes, respectively	—	—	2	(4)	(2)

Balances at March 31, 2019	$9	$(266)	$(146)	$29	$(374)

NOTE 12 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two
geographically organized groups: the National and American Groups. The National Group includes 95 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group includes 84

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. We also operate six
hospitals in England, and these facilities are included in the Corporate and other group.
Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2019 and 2018 are summarized in the following table (dollars in millions):

	2019	2018
Revenues:
National Group	$6,317	$5,568
American Group	5,595	5,327
Corporate and other	605	528

	$12,517	$11,423

Equity in earnings of affiliates:
National Group	$(2)	$(2)
American Group	(11)	(9)
Corporate and other	2	2

	$(11)	$(9)

Adjusted segment EBITDA:
National Group	$1,454	$1,182
American Group	1,141	1,031
Corporate and other	(54)	(95)

	$2,541	$2,118

Depreciation and amortization:
National Group	$265	$225
American Group	281	252
Corporate and other	73	76

	$619	$553

Adjusted segment EBITDA	$2,541	$2,118
Depreciation and amortization	619	553
Interest expense	461	431
Losses (gains) on sales of facilities	1	(405)

Income before income taxes	$1,460	$1,539

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

HCA Healthcare, Inc. has $1.000 billion aggregate principal amount of 6.250% senior unsecured notes due 2021 outstanding. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.
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
Our summarized condensed consolidating comprehensive income statements for the quarters ended March 31, 2019 and 2018, condensed consolidating balance sheets at March 31, 2019 and December 31, 2018 and condensed consolidating statements of cash flows for the quarters ended March 31, 2019 and 2018, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors
and eliminations, follow:
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$7,224	$5,293	$—	$12,517
Salaries and benefits	—	—	3,137	2,510	—	5,647
Supplies	—	—	1,177	864	—	2,041
Other operating expenses	2	—	1,146	1,151	—	2,299
Equity in earnings of affiliates	(1,026)	—	(2)	(9)	1,026	(11)
Depreciation and amortization	—	—	355	264	—	619
Interest expense (income)	16	995	(473)	(77)	—	461
Losses on sales of facilities	—	—	1	—	—	1
Management fees	—	—	(171)	171	—	—

	(1,008)	995	5,170	4,874	1,026	11,057

Income (loss) before income taxes	1,008	(995)	2,054	419	(1,026)	1,460
Provision (benefit) for income taxes	(31)	(231)	472	69	—	279

Net income (loss)	1,039	(764)	1,582	350	(1,026)	1,181
Net income attributable to noncontrolling interests	—	—	20	122	—	142

Net income (loss) attributable to HCA Healthcare, Inc.	$1,039	$(764)	$1,562	$228	$(1,026)	$1,039

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,046	$(782)	$1,564	$251	$(1,033)	$1,046

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$139	$392	$—	$531
Accounts receivable	—	—	4,200	3,220	—	7,420
Inventories	—	—	1,149	629	—	1,778
Other	—	—	699	680	—	1,379

	—	—	6,187	4,921	—	11,108
Property and equipment, net	—	—	12,587	8,541	—	21,128
Investments of insurance subsidiaries	—	—	—	338	—	338
Investments in and advances to affiliates	34,199	—	29	217	(34,199)	246
Goodwill and other intangible assets	—	—	5,725	2,434	—	8,159
Right-of-use operating lease assets	—	—	438	1,374	—	1,812
Other	404	40	32	112	—	588
	$34,603	$40	$24,998	$17,937	$(34,199)	$43,379

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,767	$926	$—	$2,693
Accrued salaries	—	—	851	573	—	1,424
Other accrued expenses	300	302	736	1,280	—	2,618
Long-term debt due within one year	—	3,697	54	45	—	3,796

	300	3,999	3,408	2,824	—	10,531
Long-term debt, net	997	29,464	231	327	—	31,019
Intercompany balances	37,135	(7,851)	(29,293)	9	—	—
Professional liability risks	—	—	—	1,313	—	1,313
Right-of-use operating lease obligations	—	—	336	1,158	—	1,494
Income taxes and other liabilities	525	—	233	519	—	1,277

	38,957	25,612	(25,085)	6,150	—	45,634
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(4,354)	(25,572)	50,001	9,770	(34,199)	(4,354)
Noncontrolling interests	—	—	82	2,017	—	2,099

	(4,354)	(25,572)	50,083	11,787	(34,199)	(2,255)

	$34,603	$40	$24,998	$17,937	$(34,199)	$43,379

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,039	$(764)	$1,582	$350	$(1,026)	$1,181
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(101)	(600)	(478)	—	(1,194)
Depreciation and amortization	—	—	355	264	—	619
Income taxes	269	—	—	—	—	269
Losses on sales of facilities	—	—	1	—	—	1
Amortization of debt issuance costs	—	8	—	—	—	8
Share-based compensation	—	—	62	—	—	62
Equity in earnings of affiliates	(1,026)	—	—	—	1,026	—
Other	25	—	5	(2)	—	28

Net cash provided by (used in) operating activities	292	(857)	1,405	134	—	974

Cash flows from investing activities:
Purchase of property and equipment	—	—	(471)	(310)	—	(781)
Acquisition of hospitals and health care entities	—	—	(12)	(1,462)	—	(1,474)
Disposition of hospitals and health care entities	—	—	30	—	—	30
Change in investments	—	—	—	36	—	36
Other	—	—	(5)	29	—	24

Net cash used in investing activities	—	—	(458)	(1,707)	—	(2,165)

Cash flows from financing activities:
Issuance of long-term debt	—	1,500	—	—	—	1,500
Net change in revolving credit facilities	—	460	—	—	—	460
Repayment of long-term debt	—	(23)	(16)	(10)	—	(49)
Distributions to noncontrolling interests	—	—	(25)	(111)	—	(136)
Payment of debt issuance costs	—	(22)	—	—	—	(22)
Payment of cash dividends	(141)	—	—	—	—	(141)
Repurchases of common stock	(278)	—	—	—	—	(278)
Changes in intercompany balances with affiliates, net	243	(1,058)	(941)	1,756	—	—
Other	(116)	—	—	(2)	—	(118)

Net cash (used in) provided by financing activities	(292)	857	(982)	1,633	—	1,216

Effect on exchange rate changes on cash and cash equivalents	—	—	—	4	—	4

Change in cash and cash equivalents	—	—	(35)	64	—	29
Cash and cash equivalents at beginning of period	—	—	174	328	—	502

Cash and cash equivalents at end of period	$—	$—	$139	$392	$—	$531

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2018
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,144	$(642)	$1,570	$300	$(1,090)	$1,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(99)	(347)	(24)	—	(485)
Depreciation and amortization	—	—	323	230	—	553
Income taxes	246	—	—	—	—	246
Gains on sales of facilities	—	—	(395)	(10)	—	(405)
Amortization of debt issuance costs	—	8	—	—	—	8
Share-based compensation	—	—	60	—	—	60
Equity in earnings of affiliates	(1,090)	—	—	—	1,090	—
Other	21	—	—	3	—	24

Net cash provided by (used in) operating activities	306	(733)	1,211	499	—	1,283

Cash flows from investing activities:
Purchase of property and equipment	—	—	(413)	(281)	—	(694)
Acquisition of hospitals and health care entities	—	—	(373)	(6)	—	(379)
Disposition of hospitals and health care entities	—	—	767	—	—	767
Change in investments	—	—	13	(2)	—	11
Other	—	—	(48)	8	—	(40)

Net cash used in investing activities	—	—	(54)	(281)	—	(335)

Cash flows from financing activities:
Net change in revolving credit facilities	—	270	—	—	—	270
Repayment of long-term debt	—	(18)	(22)	(10)	—	(50)
Distributions to noncontrolling interests	—	—	(24)	(68)	—	(92)
Payment of debt issuance costs	—	(2)	—	—	—	(2)
Payment of cash dividends	(123)	—	—	—	—	(123)
Repurchases of common stock	(423)	—	—	—	—	(423)
Changes in intercompany balances with affiliates, net	434	483	(919)	2	—	—
Other	(195)	—	—	4	—	(191)

Net cash (used in) provided by financing activities	(307)	733	(965)	(72)	—	(611)

Effect on exchange rate changes on cash and cash equivalents	—	—	—	17	—	17

Change in cash and cash equivalents	(1)	—	192	163	—	354
Cash and cash equivalents at beginning of period	1	—	112	619	—	732

Cash and cash equivalents at end of period	$—	$—	$304	$782	$—	$1,086

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This quarterly report on Form
 10-Q

includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), including the effects of court challenges to, any repeal of, or changes to, the Health Reform Law or changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence of and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology, (23) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (24) the effects of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), including potential legislation or interpretive guidance that may be issued by federal and state taxing authorities or other standard-setting bodies, and (25) other risk factors described in our annual report on Form
 10-K

for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2019 Operations Summary
Revenues increased to $12.517 billion in the first quarter of 2019 from $11.423 billion in the first quarter of 2018. Net income attributable to HCA Healthcare, Inc. totaled $1.039 billion, or $2.97 per diluted share, for the quarter ended March 31, 2019, compared to $1.144 billion, or $3.18 per diluted share, for the quarter ended March 31, 2018. First quarter 2019 revenues include $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network

services performed in prior periods. First quarter 2018 results include net gains on sales of facilities of $405 million, or $0.85 per diluted share. Our provision for income taxes for the first quarters of 2019 and 2018 included tax benefits of $49 million, or $0.14 per diluted share, and $92 million, or $0.26 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 350.316 million shares for the quarter ended March 31, 2019 and 359.749 million shares for the quarter ended March 31, 2018. During 2018 and the first quarter of 2019, we repurchased 14.070 million shares and 2.106 million shares of our common stock, respectively.
Revenues increased 9.6% on a consolidated basis and increased 6.3% on a same facility basis for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in consolidated revenues can be primarily attributed to the combined impact of a 4.6% increase in revenue per equivalent admission and a 4.8% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 4.4% increase in same facility revenue per equivalent admission and a 1.8% increase in same facility equivalent admissions.
During the quarter ended March 31, 2019, consolidated admissions and same facility admissions increased 3.0% and 0.9%, respectively, compared to the quarter ended March 31, 2018. Surgeries increased 2.9% on a consolidated basis and 0.7% on a same facility basis during the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. Emergency department visits declined 0.6% on a consolidated basis and 2.3% on a same facility basis during the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. Same facility uninsured admissions were flat for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018.
Cash flows from operating activities declined $309 million from $1.283 billion for the first quarter of 2018 to $974 million for the first quarter of 2019. The decline in cash provided by operating activities was primarily related to the net impact of an increase in net income, excluding gains and losses on sales of facilities, of $305 million and negative changes of $709 million related to working capital items.
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
Revenues increased 9.6% from $11.423 billion in the first quarter of 2018 to $12.517 billion in the first quarter of 2019. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters ended March 31, 2019 and 2018 are summarized in the following table (dollars in millions):

	2019	Ratio	2018	Ratio
Medicare	$2,770	22.1%	$2,524	22.1%
Managed Medicare	1,589	12.7	1,399	12.3
Medicaid	347	2.8	281	2.5
Managed Medicaid	613	4.9	561	4.9
Managed care and insurers	6,426	51.4	6,062	53.1
International (managed care and insurers)	297	2.4	305	2.7
Other	475	3.7	291	2.4

Revenues	$12,517	100.0%	$11,423	100.0%

Consolidated and same facility revenue per equivalent admission increased 4.6% and 4.4%, respectively, in the first quarter of 2019, compared to the first quarter of 2018. Consolidated and same facility equivalent admissions increased 4.8% and 1.8%, respectively, in the first quarter of 2019, compared to the first quarter of 2018. Consolidated and same facility outpatient surgeries increased 3.6% and 1.3%, respectively, in the first quarter of 2019, compared to the first quarter of 2018. Consolidated and same facility inpatient surgeries increased 1.7% and declined 0.3%, respectively, in the first quarter of 2019, compared to the first quarter of 2018. Consolidated and same facility emergency department visits declined 0.6% and 2.3%, respectively, in the first quarter of 2019, compared to the first quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)
To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2019 and 2018 follows (dollars in millions):

	2019	2018
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$10,606	$9,867
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.8%	12.4%
Total uncompensated care	$7,085	$6,252
Multiply by the cost-to-charges ratio	11.8%	12.4%

Estimated cost of total uncompensated care	$836	$775

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 36.1% and 35.4% for the quarters ended March 31, 2019 and 2018, respectively.
Same facility uninsured admissions were flat in the first quarter of 2019 compared to the first quarter of 2018. Same facility uninsured admissions in 2018, compared to 2017, increased 7.4% in the fourth quarter of 2018, increased 8.8% in the third quarter of 2018, increased 7.8% in the second quarter of 2018, and increased 10.1% in the first quarter of 2018.
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters ended March 31, 2019 and 2018 are set forth in the following table.

	2019	2018
Medicare	30%	31%
Managed Medicare	19	18
Medicaid	5	5
Managed Medicaid	12	12
Managed care and insurers	27	27
Uninsured	7	7

	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters ended March 31, 2019 and 2018 are set forth in the following table.

	2019	2018
Medicare	29%	29%
Managed Medicare	15	14
Medicaid	4	4
Managed Medicaid	5	5
Managed care and insurers	47	48

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)
At March 31, 2019, we had 92 hospitals in the states of Texas and Florida. During the first quarter of 2019, 56% of our admissions and 48% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 70% of our uninsured admissions during the first quarter of 2019.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $108 million and $98 million during the first quarters of 2019 and 2018, respectively.
In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results of operations for the quarters ended March 31, 2019 and 2018 (dollars in millions):

	2019		2018
	Amount	Ratio	Amount	Ratio
Revenues	$12,517	100.0	$11,423	100.0

Salaries and benefits	5,647	45.1	5,289	46.3
Supplies	2,041	16.3	1,915	16.8
Other operating expenses	2,299	18.4	2,110	18.5
Equity in earnings of affiliates	(11)	(0.1)	(9)	(0.1)
Depreciation and amortization	619	4.9	553	4.7
Interest expense	461	3.7	431	3.8
Losses (gains) on sales of facilities	1	—	(405)	(3.5)

	11,057	88.3	9,884	86.5
Income before income taxes	1,460	11.7	1,539	13.5
Provision for income taxes	279	2.3	257	2.3

Net income	1,181	9.4	1,282	11.2
Net income attributable to noncontrolling interests	142	1.1	138	1.2

Net income attributable to HCA Healthcare, Inc.	$1,039	8.3	$1,144	10.0

% changes from prior year:
Revenues	9.6%		7.5%
Income before income taxes	(5.2)		44.4
Net income attributable to HCA Healthcare, Inc.	(9.2)		73.5
Admissions(a)	3.0		4.6
Equivalent admissions(b)	4.8		4.6
Revenue per equivalent admission	4.6		2.9
Same facility % changes from prior year(c):
Revenues	6.3		5.8
Admissions(a)	0.9		2.2
Equivalent admissions(b)	1.8		1.8
Revenue per equivalent admission	4.4		3.9

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2019 and 2018

Revenues increased to $12.517 billion in the first quarter of 2019 from $11.423 billion in the first quarter of 2018. Net income attributable to HCA Healthcare, Inc. totaled $1.039 billion, or $2.97 per diluted share, for the quarter ended March 31, 2019, compared to $1.144 billion, or $3.18 per diluted share, for the quarter ended March 31, 2018. First quarter 2019 revenues include $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. First quarter 2018 results include net gains on sales of facilities of $405 million, or $0.85 per diluted share. Our provision for income taxes for the first quarters of 2019 and 2018 included tax benefits of $49 million, or $0.14 per diluted share, and $92 million, or $0.26 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 350.316 million shares for the quarter ended March 31, 2019 and 359.749 million shares for the quarter ended March 31, 2018. During 2018 and the first quarter of 2019, we repurchased 14.070 million shares and 2.106 million shares of our common stock, respectively.
Revenues increased 9.6% due to the combined impact of revenue per equivalent admission growth of 4.6% and a 4.8% increase in equivalent admissions for the first quarter of 2019 compared to the first quarter of 2018. Same facility revenues increased 6.3% due to the combined impact of a 4.4% increase in same facility revenue per equivalent admission and a 1.8% increase in same facility equivalent admissions for the first quarter of 2019 compared to the first quarter of 2018.
Salaries and benefits, as a percentage of revenues, were 45.1% in the first quarter of 2019 and 46.3% in the first quarter of 2018. Salaries and benefits per equivalent admission increased 1.9% in the first quarter of 2019 compared to the first quarter of 2018. Same facility labor rate increases averaged 2.9% for the first quarter of 2019 compared to the first quarter of 2018.
Supplies, as a percentage of revenues, were 16.3% in the first quarter of 2019 and 16.8% in the first quarter of 2018. Supply costs per equivalent admission increased 1.7% in the first quarter of 2019 compared to the first quarter of 2018. Supply costs per equivalent admission increased 2.1% for medical devices, 4.7% for pharmacy supplies and 0.3% for general medical and surgical items in the first quarter of 2019 compared to the first quarter of 2018.
Other operating expenses, as a percentage of revenues, were 18.4% in the first quarter of 2019 and 18.5% in the first quarter of 2018. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $136 million and $120 million for the first quarters of 2019 and 2018, respectively.
Equity in earnings of affiliates was $11 million and $9 million in the first quarters of 2019 and 2018, respectively.
Depreciation and amortization increased $66 million, from $553 million in the first quarter of 2018 to $619 million in the first quarter of 2019. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.
Interest expense was $461 million in the first quarter of 2019 and $431 million in the first quarter of 2018. Our average debt balance was $34.036 billion for the first quarter of 2019 compared to $33.140 billion for the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2019 and 2018 (continued)

first quarter of 2018. The average effective interest rate for our long-term debt increased to 5.5% from 5.3% for the quarters ended March 31, 2019 and 2018, respectively.
During the first quarters of 2019 and 2018, we recorded net losses and net gains on sales of facilities of $1 million and $405 million, respectively. The net gains on sales of facilities for 2018 related primarily to the sale of the two hospital facilities in our Oklahoma market.
The effective tax rates were 21.2% and 18.4% for the first quarters of 2019 and 2018, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first quarters of 2019 and 2018 included tax benefits of $49 million and $92 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first quarters of 2019 and 2018 would have been 24.8% and 25.0%, respectively.
Net income attributable to noncontrolling interests increased from $138 million for the first quarter of 2018 to $142 million for the first quarter of 2019. The increase in net income attributable to noncontrolling interests related primarily to one of our Texas markets.
Liquidity and Capital Resources

Cash provided by operating activities totaled $974 million in the first quarter of 2019 compared to $1.283 billion in the first quarter of 2018. The $309 million decline in cash provided by operating activities in the first quarter of 2019 compared to the first quarter of 2018 related primarily to the net impact of an increase in net income, excluding gains and losses on sales of facilities, of $305 million and negative changes of $709 million related to working capital items. The primary component of the negative working capital change was the payment of $428 million during the first quarter of 2019 to fund the 2018 401(k) Company match. The combined interest payments and net tax payments in the first quarters of 2019 and 2018 were $590 million and $560 million, respectively. Working capital totaled $577 million at March 31, 2019 and $2.644 billion at December 31, 2018. The $2.067 billion decline in working capital primarily related to a $3.008 billion increase in long-term debt due within one year.
Cash used in investing activities was $2.165 billion in the first quarter of 2019 compared to $335 million in the first quarter of 2018. Acquisitions of hospitals and health care entities increased from $379 million in the first quarter of 2018 to $1.474 billion in the first quarter of 2019 primarily related to an acquisition of a seven-hospital health system in North Carolina. Excluding acquisitions, capital expenditures were $781 million in the first quarter of 2019 and $694 million in the first quarter of 2018. Capital expenditures, excluding acquisitions, are expected to approximate $3.7 billion in 2019. At March 31, 2019, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Cash received from disposals of hospitals and health care entities declined $737 million for the first quarter of 2019 compared to the first quarter of 2018 primarily related to the receipt of $758 million in 2018 from the sale of the two hospital facilities in our Oklahoma market.
Cash provided by financing activities totaled $1.216 billion in the first quarter of 2019 compared to cash used in financing activities of $611 million in the first quarter of 2018. During the first quarter of 2019, net cash

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
flows provided by financing activities included a net increase of $1.911 billion in our indebtedness, payments of cash dividends of $141 million, repurchases of common stock of $278 million and distributions to noncontrolling interests of $136 million. During the first quarter of 2018, net cash flows used in financing activities included a net increase of $220 million in our indebtedness, payment of cash dividends of $123 million, repurchases of common stock of $423 million and distributions to noncontrolling interests of $92 million.
We are a highly leveraged company with significant debt service requirements. Our debt totaled $34.815 billion at March 31, 2019. Our interest expense was $461 million for the first quarter of 2019 and $431 million for the first quarter of 2018.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.233 billion and $2.243 billion available as of March 31, 2019 and April 30, 2019, respectively) and anticipated access to public and private debt markets.
During January 2019, we issued $1.500 billion aggregate principal amount of senior unsecured notes comprised of $1.000 billion aggregate principal amount of 5.875% notes due 2029 and $500 million aggregate principal amount of 5.625% notes due 2028. We used the net proceeds to fund the purchase of a s even-hospital
health system located in western North Carolina.
Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $428 million and $409 million at March 31, 2019 and December 31, 2018, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $171 million and $183 million at March 31, 2019 and December 31, 2018, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.568 billion and $1.509 billion at March 31, 2019 and December 31, 2018, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $459 million. We estimate that approximately $415 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.
Market Risk
We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $428 million at March 31, 2019. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2019, we had a net unrealized gain of $11 million on the insurance subsidiaries’ investments.
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
With respect to our interest-bearing liabilities, approximately $4.777 billion of long-term debt at March 31, 2019 was subject to variable rates of interest, while the remaining balance in long-term debt of $30.038 billion at March 31, 2019 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.5% and 5.3% for the quarters ended March 31, 2019 and 2018, respectively.
The estimated fair value of our total long-term debt was $36.602 billion at March 31, 2019. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $48 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Examinations

The Internal Revenue Service began an examination of the Company’s 2016 and 2017 federal income tax returns during 2019. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.
Operating Data

	2019	2018
Number of hospitals in operation at:
March 31	185	178
June 30		178
September 30		179
December 31		179
Number of freestanding outpatient surgical centers in operation at:
March 31	124	120
June 30		122
September 30		122
December 31		123
Licensed hospital beds at(a):
March 31	48,455	46,745
June 30		46,723
September 30		47,060
December 31		47,199
Weighted average licensed beds(b):
Quarter:
First	48,036	46,686
Second		46,667
Third		46,909
Fourth		47,159
Year		46,857
Average daily census(c):
Quarter:
First	28,966	28,130
Second		26,047
Third		25,991
Fourth		26,510
Year		26,663
Admissions(d):
Quarter:
First	523,196	507,873
Second		494,610
Third		497,899
Fourth		503,371
Year		2,003,753

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF (Continued)
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (continued)

	2019	2018
Equivalent admissions(e):
Quarter:
First	889,956	849,164
Second		851,047
Third		854,940
Fourth		865,255
Year		3,420,406
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second		4.8
Third		4.8
Fourth		4.8
Emergency room visits(g):
Quarter:
First	2,287,440	2,302,112
Second		2,148,338
Third		2,139,375
Fourth		2,174,606
Year		8,764,431
Outpatient surgeries(h):
Quarter:
First	240,846	232,483
Second		246,013
Third		236,801
Fourth		256,240
Year		971,537
Inpatient surgeries(i):
Quarter:
First	137,363	135,036
Second		137,403
Third		137,156
Fourth		138,625
Year		548,220
Days revenues in accounts receivable(j):
Quarter:
First	53	50
Second		52
Third		52
Fourth		51

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF (Continued)
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2019	2018
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	38%	37%
Second		39%
Third		39%
Fourth		38%
Year		38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries. Reclassifications between inpatient surgery cases and outpatient surgery cases for 2018 have been made to conform to the 2019 presentation.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries. Reclassifications between inpatient surgery cases and outpatient surgery cases for 2018 have been made to conform to the 2019 presentation.

(j)	Revenues per day is calculated by dividing revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the quarter divided by revenues per day.

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption “Market Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of March 31, 2019. There were no material changes in HCA’s internal control over financial reporting during the first quarter of 2019.
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
Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act (“FCA”), private parties have the right to bring qui tam
, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations, financial position or liquidity.
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

ITEM 1A.    RISK FACTORS
Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form
 10-Q
and other risk factors described in our annual report on Form
 10-K
for the year ended December 31, 2018, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form
 10-K
for the year ended December 31, 2018.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During January 2019, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During the quarter ended March 31, 2019, we repurchased 2,106,023 shares of our common stock at an average price of $131.92 per share through market purchases pursuant to the $2 billion share repurchase program authorized during October 2017 (which was completed during the first quarter of 2019) and the $2 billion share repurchase program authorized during January 2019. At March 31, 2019, we had $1.995 billion of repurchase authorization available under the January 2019 authorization.
The following table provides certain information with respect to our repurchases of common stock from January 1, 2019 through March 31, 2019 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2019 through January 31, 2019	1,024,645	$127.68	1,024,645	$2,142
February 1, 2019 through February 28, 2019	449,109	$140.28	449,109	$2,079
March 1, 2019 through March 31, 2019	632,269	$132.86	632,269	$1,995

Total for first quarter 2019	2,106,023	$131.92	2,106,023	$1,995

On April 30, 2019, our Board of Directors declared a quarterly dividend of $0.40 per share on our common stock payable on June 28, 2019 to stockholders of record on June 3, 2019. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6.    EXHIBITS
(a) List of Exhibits:

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following financial information from our quarterly report on Form
 10-Q
for the quarters ended March 31, 2019 and 2018, filed with the SEC on May 2, 2019, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, (ii) the condensed consolidated income statements for the quarters ended March 31, 2019 and 2018, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2019 and 2018, (iv) the condensed consolidated statements of stockholders’ deficit for the quarters ended March 31, 2019 and 2018, (v) the condensed consolidated statements of cash flows for the quarters ended March 31, 2019 and 2018 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/s/ William B. Rutherford
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: May 2, 2019