Form 10-Q
period 2019-06-30
HCA Healthcare, Inc.
filed 2019-08-02
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2019
Voting common stock, $.01 par value	340,982,800 shares

HCA HEALTHCARE, INC.
Form 10-Q
June 30, 2019

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2019	2018	2019	2018
Revenues	$12,602	$11,529	$25,119	$22,952

Salaries and benefits	5,837	5,274	11,484	10,563
Supplies	2,118	1,917	4,159	3,832
Other operating expenses	2,362	2,118	4,661	4,228
Equity in earnings of affiliates	(8)	(7)	(19)	(16)
Depreciation and amortization	636	562	1,255	1,115
Interest expense	477	436	938	867
Gains on sales of facilities	(18)	(9)	(17)	(414)

	11,404	10,291	22,461	20,175

Income before income taxes	1,198	1,238	2,658	2,777
Provision for income taxes	271	272	550	529

Net income	927	966	2,108	2,248
Net income attributable to noncontrolling interests	144	146	286	284

Net income attributable to HCA Healthcare, Inc.	$783	$820	$1,822	$1,964

Per share data:
Basic earnings	$2.29	$2.35	$5.32	$5.62
Diluted earnings	$2.25	$2.31	$5.22	$5.50
Shares used in earnings per share calculations (in millions):
Basic	342.170	348.615	342.513	349.726
Diluted	348.373	355.039	349.334	357.388

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Unaudited
(Dollars in millions)

	Quarter		Six Months
	2019	2018	2019	2018
Net income	$927	$966	$2,108	$2,248
Other comprehensive income (loss) before taxes:
Foreign currency translation	(38)	(76)	(18)	(22)

Unrealized gains (losses) on available-for-sale securities	6	(1)	14	(6)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	4	5	7	10

	4	5	7	10

Change in fair value of derivative financial instruments	(34)	15	(52)	50
Interest benefits included in interest expense	(6)	(2)	(11)	(2)

	(40)	13	(63)	48

Other comprehensive (loss) income before taxes	(68)	(59)	(60)	30
Income taxes (benefits) related to other comprehensive income items	(11)	5	(10)	13

Other comprehensive (loss) income	(57)	(64)	(50)	17

Comprehensive income	870	902	2,058	2,265
Comprehensive income attributable to noncontrolling interests	144	146	286	284

Comprehensive income attributable to HCA Healthcare, Inc.	$726	$756	$1,772	$1,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,430	$502
Accounts receivable	7,219	6,789
Inventories	1,826	1,732
Other	1,394	1,190

	12,869	10,213

Property and equipment, at cost	45,369	42,965
Accumulated depreciation	(23,902)	(23,208)

	21,467	19,757

Investments of insurance subsidiaries	342	362
Investments in and advances to affiliates	247	232
Goodwill and other intangible assets	8,140	7,953
Right-of-use operating lease assets	1,787	—
Other	597	690

	$45,449	$39,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,609	$2,577
Accrued salaries	1,497	1,580
Other accrued expenses	2,782	2,624
Long-term debt due within one year	2,073	788

	8,961	7,569

Long-term debt, less debt issuance costs and discounts of $252 and $157	34,120	32,033
Professional liability risks	1,354	1,275
Right-of-use operating lease obligations	1,460	—
Income taxes and other liabilities	1,324	1,248

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 341,516,800 shares in 2019 and 342,895,200 shares in 2018	3	3
Accumulated other comprehensive loss	(431)	(381)
Retained deficit	(3,474)	(4,572)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(3,902)	(4,950)
Noncontrolling interests	2,132	2,032

	(1,770)	(2,918)

	$45,449	$39,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2017	350.092	$4	$—	$(278)	$(6,532)	$1,811	$(4,995)
Comprehensive income				81	1,144	138	1,363
Repurchase of common stock	(4.370)		114		(537)		(423)
Share-based benefit plans	5.265		(114)				(114)
Cash dividends declared ($0.35 per share)					(126)		(126)
Distributions						(92)	(92)
Other						(47)	(47)

Balances, March 31, 2018	350.987	4	—	(197)	(6,051)	1,810	(4,434)
Comprehensive income				(64)	820	146	902
Repurchase of common stock	(4.670)	(1)	(93)		(376)		(470)
Share-based benefit plans	0.443		96				96
Cash dividends declared ($0.35 per share)					(124)		(124)
Distributions						(93)	(93)
Other			(3)			1	(2)

Balances, June 30, 2018	346.760	3	—	(261)	(5,731)	1,864	(4,125)
Comprehensive income				(5)	759	137	891
Repurchase of common stock	(2.518)		(55)		(247)		(302)
Share-based benefit plans	0.844		54				54
Cash dividends declared ($0.35 per share)					(123)		(123)
Distributions						(130)	(130)
Other			1			4	5

Balances, September 30, 2018	345.086	3	—	(266)	(5,342)	1,875	(3,730)
Comprehensive income				(20)	1,064	181	1,225
Repurchase of common stock	(2.512)		(69)		(266)		(335)
Share-based benefit plans	0.321		79				79
Cash dividends declared ($0.35 per share)					(123)		(123)
Distributions						(126)	(126)
Other			(10)	(95)	95	102	92

Balances, December 31, 2018	342.895	3	—	(381)	(4,572)	2,032	(2,918)
Comprehensive income				7	1,039	142	1,188
Repurchase of common stock	(2.106)		32		(310)		(278)
Share-based benefit plans	2.242		(29)				(29)
Cash dividends declared ($0.40 per share)					(140)		(140)
Distributions						(136)	(136)
Other			(3)			61	58

Balances, March 31, 2019	343.031	3	—	(374)	(3,983)	2,099	(2,255)
Comprehensive income				(57)	783	144	870
Repurchase of common stock	(1.928)		(107)		(135)		(242)
Share-based benefit plans	0.414		118				118
Cash dividends declared ($0.40 per share)					(139)		(139)
Distributions						(111)	(111)
Other			(11)				(11)

Balances, June 30, 2019	341.517	$3	$—	$(431)	$(3,474)	$2,132	$(1,770)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Unaudited
(Dollars in millions)

	2019	2018
Cash flows from operating activities:
Net income	$2,108	$2,248
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(174)	(233)
Inventories and other assets	(231)	(200)
Accounts payable and accrued expenses	(238)	31
Depreciation and amortization	1,255	1,115
Income taxes	27	118
Gains on sales of facilities	(17)	(414)
Amortization of debt issuance costs and discounts	16	15
Share-based compensation	158	134
Other	67	51

Net cash provided by operating activities	2,971	2,865

Cash flows from investing activities:
Purchase of property and equipment	(1,745)	(1,574)
Acquisition of hospitals and health care entities	(1,504)	(538)
Disposal of hospitals and health care entities	41	799
Change in investments	59	23
Other	36	(25)

Net cash used in investing activities	(3,113)	(1,315)

Cash flows from financing activities:
Issuances of long-term debt	6,451	—
Net change in revolving bank credit facilities	(3,040)	210
Repayment of long-term debt	(98)	(101)
Distributions to noncontrolling interests	(247)	(185)
Payment of debt issuance costs	(63)	(2)
Payment of cash dividends	(278)	(245)
Repurchases of common stock	(520)	(893)
Other	(135)	(192)

Net cash provided by (used in) financing activities	2,070	(1,408)

Effect of exchange rate changes on cash and cash equivalents	—	(6)

Change in cash and cash equivalents	1,928	136
Cash and cash equivalents at beginning of period	502	732

Cash and cash equivalents at end of period	$2,430	$868

Interest payments	$910	$873
Income tax payments, net	$523	$411

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2019, these affiliates owned and operated 184 hospitals, 125 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 21 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $94 million and $83 million for the quarters ended June 30, 2019 and 2018, respectively, and $180 million and $164 million for the six months ended June 30, 2019 and 2018, respectively. Operating results for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form
 10-K
for the year ended December 31, 2018.
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
Our performance obligations for outpatient services are generally satisfied over a period of less than one day
. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service
rates. Our revenues for the six months ended June 30, 2019 include $86 million related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. Management continually reviews the

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)
contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters and six months ended June 30, 2019 and 2018 are summarized in the following table (dollars in millions):

	Quarter
	2019	Ratio	2018	Ratio
Medicare	$2,635	20.9%	$2,425	21.0%
Managed Medicare	1,595	12.7	1,345	11.7
Medicaid	416	3.3	357	3.1
Managed Medicaid	554	4.4	586	5.1
Managed care and insurers	6,425	50.9	5,993	51.9
International (managed care and insurers)	284	2.3	295	2.6
Other	693	5.5	528	4.6

Revenues	$12,602	100.0%	$11,529	100.0%

	Six Months
	2019	Ratio	2018	Ratio
Medicare	$5,405	21.5%	$4,949	21.6%
Managed Medicare	3,184	12.7	2,744	12.0
Medicaid	763	3.0	638	2.8
Managed Medicaid	1,167	4.6	1,147	5.0
Managed care and insurers	12,851	51.1	12,055	52.5
International (managed care and insurers)	581	2.3	600	2.6
Other	1,168	4.8	819	3.5

Revenues	$25,119	100.0%	$22,952	100.0%

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)
To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2019 and 2018 follows (dollars in millions):

	Quarter		Six Months
	2019	2018	2019	2018
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$10,953	$9,871	$21,559	$19,738
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.2%	12.6%	12.0%	12.5%
Total uncompensated care	$7,695	$6,486	$14,780	$12,738
Multiply by the cost-to-charges ratio	12.2%	12.6%	12.0%	12.5%

Estimated cost of total uncompensated care	$938	$817	$1,774	$1,592

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 37.9% and 36.0% for the quarters ended June 30, 2019 and 2018, respectively, and 37.0% and 35.7% for the six months ended June 30, 2019 and 2018, respectively. The total uncompensated care amounts include charity care of $3.311 billion and $1.977 billion, and the related estimated costs of charity care were $403 million and $249 million, for the quarters ended June 30, 2019 and 2018, respectively, and $6.216 billion and $3.856 billion, and the related estimated costs of charity care were $746 million and $482 million, for the six months ended June 30, 2019 and 2018, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2019, we paid $1.397 billion to acquire a seven
-hospital health system in North Carolina and $107 million to acquire other nonhospital health care entities. During the six months ended June 30, 2018, we paid $360 million to acquire a hospital facility and $178 million to acquire other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $201 million for the six months ended June 30, 2019. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During the six months ended June 30, 2019, we received proceeds of $25 million and recognized a net pretax loss of $1 million related to a sale of a hospital facility in one of our Louisiana markets. During the six months ended June 30, 2019, we also received proceeds of $16 million and recognized a net pretax gain of $18 million related to sales of real estate and other investments. During the six months ended June 30, 2018, we received proceeds of $758 million and recognized a net pretax gain of $372 million related to the sale of the two hospital facilities in our Oklahoma market. During the six months ended June 30, 2018, we also received proceeds of $41 million and recognized a net pretax gain of $42 million related to sales of real estate and other investments.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 — INCOME TAXES
Our provision for income taxes for the quarters ended June 30, 2019 and 2018 was $271 million and $272 million, respectively, and the effective tax rates were 25.7% and 24.9%, respectively. Our provision for income taxes for the six months ended June 30, 2019 and 2018 was $550 million and $529 million, respectively, and the effective tax rates were 23.2% and 21.2%, respectively. Our provision for income taxes included tax benefits related to the settlement of employee equity awards of $
4
 million for each of the quarters ended June 30, 2019 and 2018, and $
53
 million and $96 million for the six months ended June 30, 2019 and 2018, respectively.
Our liability for unrecognized tax benefits was $510 million, including accrued interest of $60 million, as of June 30, 2019 ($435 million and $48 million, respectively, as of December 31, 2018). Unrecognized tax benefits of $153 million ($137 million as of December 31, 2018) would affect the effective rate, if recognized.
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
The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2019 and 2018 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2019	2018	2019	2018
Net income attributable to HCA Healthcare, Inc.	$783	$820	$1,822	$1,964

Weighted average common shares outstanding	342.170	348.615	342.513	349.726
Effect of dilutive incremental shares	6.203	6.424	6.821	7.662

Shares used for diluted earnings per share	348.373	355.039	349.334	357.388

Earnings per share:
Basic earnings	$2.29	$2.35	$5.32	$5.62
Diluted earnings	$2.25	$2.31	$5.22	$5.50

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of our insurance subsidiaries’ investments at June 30, 2019 and December 31, 2018 follows (dollars in millions):

	June 30, 2019
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$334	$17	$—	$351
Money market funds and other	104	—	—	104

	$438	$17	$—	455

Amounts classified as current assets				(113)

Investment carrying value				$342

	December 31, 2018
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$338	$5	$(2)	$341
Money market funds and other	68	—	—	68

	$406	$5	$(2)	409

Amounts classified as current assets				(47)

Investment carrying value				$362

At June 30, 2019 and December 31, 2018, the investments of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at June 30, 2019 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$3	$3
Due after one year through five years	74	77
Due after five years through ten years	192	203
Due after ten years	65	68

	$334	$351

The average expected maturity of the investments in debt securities at June 30, 2019 was 5.8 years, compared to the average scheduled maturity of 10.1 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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
The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2019 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$7
Pay-fixed interest rate swaps	500	December 2022	(7)

During the next 12 months, we estimate $7 million will be reclassified from other comprehensive income (“OCI”) and will reduce interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the six months ended June 30, 2019 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Gain Reclassified from Accumulated OCI into Operations	Amount of Gain Reclassified from Accumulated OCI into Operations
Interest rate swaps	$40	Interest expense	$11

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
Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at June 30, 2019 and December 31, 2018, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.
The following tables summarize our assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments of insurance subsidiaries:
Debt securities	$351	$—	$351	$—
Money market funds and other	104	104	—	—

Investments of insurance subsidiaries	455	104	351	—
Less amounts classified as current assets	(113)	(103)	(10)	—

	$342	1	$341	$—

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

The estimated fair value of our long-term debt was $38.773 billion and $32.887 billion at June 30, 2019 and December 31, 2018, respectively, compared to carrying amounts, excluding debt issuance costs and discounts
, aggregating $36.445 billion and $32.978 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.
NOTE 8 — LONG-TERM DEBT
A summary of long-term debt at June 30, 2019 and December 31, 2018, including related interest rates at June 30, 2019, follows (dollars in millions):

	June 30, 2019	December 31, 2018
Senior secured asset-based revolving credit facility	$—	$3,040
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.6%)	3,752	3,801
Senior secured notes (effective interest rate of 5.4%)	18,800	13,800
Other senior secured debt (effective interest rate of 5.5%)	641	585

Senior secured debt	23,193	21,226
Senior unsecured notes (effective interest rate of 6.3%)	13,252	11,752
Debt issuance costs and discounts	(252)	(157)

Total debt (average life of 8.2 years, rates averaging 5.5%)	36,193	32,821
Less amounts due within one year	2,073	788

	$34,120	$32,033

During January 2019, we issued $1.500 billion aggregate principal amount of senior unsecured notes comprised of $1.000 billion aggregate principal amount of 5.875% notes due 2029 and $500 million aggregate principal amount of 5.625% notes due 2028. We used the net proceeds to fund the purchase of a seven-hospital health system located in western North Carolina.
During June 2019, we issued $5.000 billion aggregate principal amount of senior secured notes comprised of $2.000 billion aggregate principal amount of 4 1/8% notes due 2029, $1.000 billion aggregate principal amount of 5 1/8% notes due 2039 and $2.000 billion aggregate principal amount of
 5 1/4
% notes due 2049.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 — LONG-TERM DEBT (continued)
During June 2019, we used the proceeds to temporarily reduce the balance under the asset-based revolving credit facility. During July 2019, we redeemed all $600 million outstanding aggregate principal amount of 4.25% senior secured notes due 2019, all $3.000 billion outstanding aggregate principal amount of 6.50% senior secured notes due 2020 and all $1.350 billion outstanding aggregate principal amount of 5.875% senior secured notes due 2022. Pretax losses on retirement of debt totaling $211 million for these redemptions will be recognized during the quarter ending September 30, 2019.
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
The following table presents our lease-related assets and liabilities at June 30, 2019 (dollars in millions):

	Balance Sheet Classification	June 30, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$1,787
Finance leases	Property and equipment	598

Total lease assets		$2,385

Liabilities:
Current:
Operating leases	Other accrued expenses	$339
Finance leases	Long-term debt due within one year	90
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,460
Finance leases	Long-term debt	447

Total lease liabilities		$2,336

Weighted-average remaining term:
Operating leases		11.5 years
Finance leases		9.9 years
Weighted-average discount rate:
Operating leases(1)		5.5%
Finance leases		6.2%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 — LEASES (continued)

The following table presents certain information related to lease expense for finance and operating leases for the quarter and six months ended June 30, 2019 (dollars in millions):

	2019
	Quarter	Six Months
Finance lease expense:
Amortization of leased assets	$20	$37
Interest on lease liabilities	9	15
Operating leases(2)	99	193
Short-term lease expense(2)	75	153
Variable lease expense(2)	35	74

	$238	$472

(2)	Expenses are included in “other operating expenses” in our condensed consolidated income statements.

Other Information
The following table presents supplemental cash flow information for the six months ended June 30, 2019 (dollars in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$267
Operating cash flows for finance leases	15
Financing cash flows for finance leases	37

Maturities of Lease Liabilities
The following table reconciles the undiscounted cash flows to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at June 30, 2019 (dollars in millions):

	Operating Leases	Finance Leases
Year 1	$400	$115
Year 2	375	102
Year 3	282	99
Year 4	223	62
Year 5	174	60
Thereafter	1,210	293

Total minimum lease payments	2,664	731
Less: amount of lease payments representing interest	(865)	(194)

Present value of future minimum lease payments	1,799	537
Less: current obligations under leases	(339)	(90)

Long-term lease obligations	$1,460	$447

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
Texas operates a state Medicaid program pursuant to a waiver from CMS under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. We believe that our participation is and has been consistent with the requirements of the Program. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam
lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam
lawsuit, and the Company has not yet been served with the complaint. We cannot predict what effect, if any, the qui tam
lawsuit could have on the Company.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — SHARE REPURCHASES TRANSACTIONS AND OTHER COMPREHENSIVE LOSS
During January 2019, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During the six months ended June 30, 2019, we repurchased 4.034 million shares of our common stock at an average price of $128.88 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during October 2017 (which was completed during 2019) and the $2.0 billion share repurchase program authorized during January 2019. At June 30, 2019, we had $1.753 billion of repurchase authorization available under the January 2019 authorization.
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2018	$3	$(283)	$(148)	$47	$(381)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	11	—	—	—	11
Foreign currency translation adjustments, net of $1 income tax benefit	—	(17)	—	—	(17)
Change in fair value of derivative instruments, net of $12 income tax benefits	—	—	—	(40)	(40)
Expense (income) reclassified into operations from other comprehensive income, net of $2 income tax benefits and $2 of income taxes, respectively	—	—	5	(9)	(4)

Balances at June 30, 2019	$14	$(300)	$(143)	$(2)	$(431)

NOTE 12 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in one line of business, which is operating hospitals and related health care entities. We operate in two
geographically organized groups: the National and American Groups. The National Group includes 95 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group includes 83 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. We also operate six
hospitals in England, and these facilities are included in the Corporate and other group.
Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)
depreciation and amortization for the quarters and six months ended June 30, 2019 and 2018 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2019	2018	2019	2018
Revenues:
National Group	$6,444	$5,609	$12,761	$11,177
American Group	5,626	5,390	11,221	10,717
Corporate and other	532	530	1,137	1,058

	$12,602	$11,529	$25,119	$22,952

Equity in earnings of affiliates:
National Group	$(3)	$(2)	$(5)	$(4)
American Group	(11)	(10)	(22)	(19)
Corporate and other	6	5	8	7

	$(8)	$(7)	$(19)	$(16)

Adjusted segment EBITDA:
National Group	$1,364	$1,284	$2,818	$2,466
American Group	1,117	1,147	2,258	2,178
Corporate and other	(188)	(204)	(242)	(299)

	$2,293	$2,227	$4,834	$4,345

Depreciation and amortization:
National Group	$283	$232	$548	$457
American Group	270	255	551	507
Corporate and other	83	75	156	151

	$636	$562	$1,255	$1,115

Adjusted segment EBITDA	$2,293	$2,227	$4,834	$4,345
Depreciation and amortization	636	562	1,255	1,115
Interest expense	477	436	938	867
Gains on sales of facilities	(18)	(9)	(17)	(414)

Income before income taxes	$1,198	$1,238	$2,658	$2,777

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
Our summarized condensed consolidating comprehensive income statements for the quarters and six months ended June 30, 2019 and 2018, condensed consolidating balance sheets at June 30, 2019 and December 31, 2018 and condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors
and eliminations, follow:
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$7,129	$5,473	$—	$12,602

Salaries and benefits	—	—	3,199	2,638	—	5,837
Supplies	—	—	1,189	929	—	2,118
Other operating expenses	1	—	1,157	1,204	—	2,362
Equity in earnings of affiliates	(822)	—	(1)	(7)	822	(8)
Depreciation and amortization	—	—	354	282	—	636
Interest expense (income)	16	1,010	(511)	(38)	—	477
Gains on sales of facilities	—	—	(8)	(10)	—	(18)
Management fees	—	—	(205)	205	—	—

	(805)	1,010	5,174	5,203	822	11,404

Income (loss) before income taxes	805	(1,010)	1,955	270	(822)	1,198
Provision (benefit) for income taxes	22	(235)	450	34	—	271

Net income (loss)	783	(775)	1,505	236	(822)	927
Net income attributable to noncontrolling interests	—	—	21	123	—	144

Net income (loss) attributable to HCA Healthcare, Inc.	$783	$(775)	$1,484	$113	$(822)	$783

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$726	$(806)	$1,487	$84	$(765)	$726

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2018
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$6,774	$4,755	$—	$11,529

Salaries and benefits	—	—	3,025	2,249	—	5,274
Supplies	—	—	1,127	790	—	1,917
Other operating expenses	4	—	1,122	992	—	2,118
Equity in earnings of affiliates	(852)	—	(1)	(6)	852	(7)
Depreciation and amortization	—	—	329	233	—	562
Interest expense (income)	16	867	(389)	(58)	—	436
Losses (gains) on sales of facilities	—	—	23	(32)	—	(9)
Management fees	—	—	(157)	157	—	—

	(832)	867	5,079	4,325	852	10,291

Income (loss) before income taxes	832	(867)	1,695	430	(852)	1,238
Provision (benefit) for income taxes	12	(201)	389	72	—	272

Net income (loss)	820	(666)	1,306	358	(852)	966
Net income attributable to noncontrolling interests	—	—	22	124	—	146

Net income (loss) attributable to HCA Healthcare, Inc.	$820	$(666)	$1,284	$234	$(852)	$820

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$756	$(656)	$1,287	$157	$(788)	$756

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$14,353	$10,766	$—	$25,119

Salaries and benefits	—	—	6,336	5,148	—	11,484
Supplies	—	—	2,366	1,793	—	4,159
Other operating expenses	3	—	2,303	2,355	—	4,661
Equity in earnings of affiliates	(1,848)	—	(3)	(16)	1,848	(19)
Depreciation and amortization	—	—	709	546	—	1,255
Interest expense (income)	32	2,005	(984)	(115)	—	938
Gains on sales of facilities	—	—	(7)	(10)	—	(17)
Management fees	—	—	(376)	376	—	—

	(1,813)	2,005	10,344	10,077	1,848	22,461

Income (loss) before income taxes	1,813	(2,005)	4,009	689	(1,848)	2,658
Provision (benefit) for income taxes	(9)	(466)	922	103	—	550

Net income (loss)	1,822	(1,539)	3,087	586	(1,848)	2,108
Net income attributable to noncontrolling interests	—	—	41	245	—	286

Net income (loss) attributable to HCA Healthcare, Inc.	$1,822	$(1,539)	$3,046	$341	$(1,848)	$1,822

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,772	$(1,588)	$3,051	$335	$(1,798)	$1,772

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$13,550	$9,402	$—	$22,952

Salaries and benefits	—	—	6,094	4,469	—	10,563
Supplies	—	—	2,268	1,564	—	3,832
Other operating expenses	5	—	2,250	1,973	—	4,228
Equity in earnings of affiliates	(1,942)	—	(3)	(13)	1,942	(16)
Depreciation and amortization	—	—	652	463	—	1,115
Interest expense (income)	32	1,704	(756)	(113)	—	867
Gains on sales of facilities	—	—	(372)	(42)	—	(414)
Management fees	—	—	(315)	315	—	—

	(1,905)	1,704	9,818	8,616	1,942	20,175

Income (loss) before income taxes	1,905	(1,704)	3,732	786	(1,942)	2,777
Provision (benefit) for income taxes	(59)	(396)	856	128	—	529

Net income (loss)	1,964	(1,308)	2,876	658	(1,942)	2,248
Net income attributable to noncontrolling interests	—	—	50	234	—	284

Net income (loss) attributable to HCA Healthcare, Inc.	$1,964	$(1,308)	$2,826	$424	$(1,942)	$1,964

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$1,981	$(1,271)	$2,833	$397	$(1,959)	$1,981

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$300	$—	$1,700	$430	$—	$2,430
Accounts receivable	—	—	4,004	3,215	—	7,219
Inventories	—	—	1,194	632	—	1,826
Other	—	—	756	638	—	1,394

	300	—	7,654	4,915	—	12,869

Property and equipment, net	—	—	12,749	8,718	—	21,467
Investments of insurance subsidiaries	—	—	—	342	—	342
Investments in and advances to affiliates	34,964	—	29	218	(34,964)	247
Goodwill and other intangible assets	—	—	5,725	2,415	—	8,140
Right-of-use operating lease assets	—	—	436	1,351	—	1,787
Other	462	—	21	114	—	597

	$35,726	$—	$26,614	$18,073	$(34,964)	$45,449

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,754	$855	$—	$2,609
Accrued salaries	—	—	908	589	—	1,497
Other accrued expenses	67	441	896	1,378	—	2,782
Long-term debt due within one year	—	1,976	53	44	—	2,073

	67	2,417	3,611	2,866	—	8,961

Long-term debt, net	997	32,579	224	320	—	34,120
Intercompany balances	37,985	(8,618)	(29,356)	(11)	—	—
Professional liability risks	—	—	—	1,354	—	1,354
Right-of-use operating lease obligations	—	—	331	1,129	—	1,460
Income taxes and other liabilities	579	—	232	513	—	1,324

	39,628	26,378	(24,958)	6,171	—	47,219
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(3,902)	(26,378)	51,488	9,854	(34,964)	(3,902)
Noncontrolling interests	—	—	84	2,048	—	2,132

	(3,902)	(26,378)	51,572	11,902	(34,964)	(1,770)

	$35,726	$—	$26,614	$18,073	$(34,964)	$45,449

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$174	$328	$—	$502
Accounts receivable	—	—	3,964	2,825	—	6,789
Inventories	—	—	1,178	554	—	1,732
Other	—	—	669	521	—	1,190

	—	—	5,985	4,228	—	10,213
Property and equipment, net	—	—	12,450	7,307	—	19,757
Investments of insurance subsidiaries	—	—	—	362	—	362
Investments in and advances to affiliates	33,166	—	29	203	(33,166)	232
Goodwill and other intangible assets	—	—	5,724	2,229	—	7,953
Other	478	64	35	113	—	690

	$33,644	$64	$24,223	$14,442	$(33,166)	$39,207

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,721	$856	$—	$2,577
Accrued salaries	—	—	998	582	—	1,580
Other accrued expenses	142	403	905	1,174	—	2,624
Long-term debt due within one year	—	696	55	37	—	788

	142	1,099	3,679	2,649	—	7,569
Long-term debt, net	996	30,544	212	281	—	32,033
Intercompany balances	36,951	(6,789)	(28,415)	(1,747)	—	—
Professional liability risks	—	—	—	1,275	—	1,275
Income taxes and other liabilities	505	—	223	520	—	1,248

	38,594	24,854	(24,301)	2,978	—	42,125
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(4,950)	(24,790)	48,437	9,519	(33,166)	(4,950)
Noncontrolling interests	—	—	87	1,945	—	2,032

	(4,950)	(24,790)	48,524	11,464	(33,166)	(2,918)

	$33,644	$64	$24,223	$14,442	$(33,166)	$39,207

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,822	$(1,539)	$3,087	$586	$(1,848)	$2,108
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	—	40	(305)	(378)	—	(643)
Depreciation and amortization	—	—	709	546	—	1,255
Income taxes	27	—	—	—	—	27
Gains on sales of facilities	—	—	(7)	(10)	—	(17)
Amortization of debt issuance costs and discounts	—	16	—	—	—	16
Share-based compensation	—	—	158	—	—	158
Equity in earnings of affiliates	(1,848)	—	—	—	1,848	—
Other	54	—	14	(1)	—	67

Net cash provided by (used in) operating activities	55	(1,483)	3,656	743	—	2,971

Cash flows from investing activities:
Purchase of property and equipment	—	—	(953)	(792)	—	(1,745)
Acquisition of hospitals and health care entities	—	—	(35)	(1,469)	—	(1,504)
Disposition of hospitals and health care entities	—	—	30	11	—	41
Change in investments	—	—	14	45	—	59
Other	—	—	(9)	45	—	36

Net cash used in investing activities	—	—	(953)	(2,160)	—	(3,113)

Cash flows from financing activities:
Issuance of long-term debt	—	6,451	—	—	—	6,451
Net change in revolving credit facilities	—	(3,040)	—	—	—	(3,040)
Repayment of long-term debt	—	(47)	(31)	(20)	—	(98)
Distributions to noncontrolling interests	—	—	(44)	(203)	—	(247)
Payment of debt issuance costs	—	(63)	—	—	—	(63)
Payment of cash dividends	(278)	—	—	—	—	(278)
Repurchases of common stock	(520)	—	—	—	—	(520)
Changes in intercompany balances with affiliates, net	1,165	(1,818)	(1,102)	1,755	—	—
Other	(122)	—	—	(13)	—	(135)

Net cash provided by (used in) financing activities	245	1,483	(1,177)	1,519	—	2,070

Change in cash and cash equivalents	300	—	1,526	102	—	1,928
Cash and cash equivalents at beginning of period	—	—	174	328	—	502

Cash and cash equivalents at end of period	$300	$—	$1,700	$430	$—	$2,430

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$1,964	$(1,308)	$2,876	$658	$(1,942)	$2,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	—	2	(352)	(52)	—	(402)
Depreciation and amortization	—	—	652	463	—	1,115
Income taxes	118	—	—	—	—	118
Gains on sales of facilities	—	—	(372)	(42)	—	(414)
Amortization of debt issuance costs and discounts	—	15	—	—	—	15
Share-based compensation	—	—	134	—	—	134
Equity in earnings of affiliates	(1,942)	—	—	—	1,942	—
Other	43	—	—	8	—	51

Net cash provided by (used in) operating activities	183	(1,291)	2,938	1,035	—	2,865

Cash flows from investing activities:
Purchase of property and equipment	—	—	(900)	(674)	—	(1,574)
Acquisition of hospitals and health care entities	—	—	(438)	(100)	—	(538)
Disposition of hospitals and health care entities	—	—	767	32	—	799
Change in investments	—	—	17	6	—	23
Other	—	—	(30)	5	—	(25)

Net cash used in investing activities	—	—	(584)	(731)	—	(1,315)

Cash flows from financing activities:
Net change in revolving credit facilities	—	210	—	—	—	210
Repayment of long-term debt	—	(41)	(38)	(22)	—	(101)
Distributions to noncontrolling interests	—	—	(43)	(142)	—	(185)
Payment of debt issuance costs	—	(2)	—	—	—	(2)
Payment of cash dividends	(245)	—	—	—	—	(245)
Repurchases of common stock	(893)	—	—	—	—	(893)
Changes in intercompany balances with affiliates, net	1,150	1,124	(2,188)	(86)	—	—
Other	(196)	—	—	4	—	(192)

Net cash (used in) provided by financing activities	(184)	1,291	(2,269)	(246)	—	(1,408)

Effect on exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)

Change in cash and cash equivalents	(1)	—	85	52	—	136
Cash and cash equivalents at beginning of period	1	—	112	619	—	732

Cash and cash equivalents at end of period	$—	$—	$197	$671	$—	$868

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report on Form
 10-Q
includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), including the effects of court challenges to, any repeal of, or changes to, the Health Reform Law or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence of and effects related to infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology, (23) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (24) the effects of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), including potential legislation or interpretive guidance that may be issued by federal and state taxing authorities or other standard-setting bodies, and (25) other risk factors described in our annual report on Form
 10-K
for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Second Quarter 2019 Operations Summary
Revenues increased to $12.602 billion in the second quarter of 2019 from $11.529 billion in the second quarter of 2018. Net income attributable to HCA Healthcare, Inc. totaled $783 million, or $2.25 per diluted share, for the quarter ended June 30, 2019, compared to $820 million, or $2.31 per diluted share, for the quarter ended June 30, 2018. Second quarter results for 2019 and 2018 include net gains on sales of facilities of $18 million, or $0.04 per diluted share, and $9 million, or $0.02 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 348.373 million shares for the quarter ended June 30, 2019 and 355.039 million shares for the quarter ended June 30, 2018. During 2018 and the first six months of 2019, we repurchased 14.070 million shares and 4.034 million shares of our common stock, respectively.
Revenues increased 9.3% on a consolidated basis and increased 4.3% on a same facility basis for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. The increase in consolidated revenues can be attributed to the combined impact of a 3.0% increase in revenue per equivalent admission and a 6.2% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 1.7% increase in same facility revenue per equivalent admission and a 2.6% increase in same facility equivalent admissions.
During the quarter ended June 30, 2019, consolidated admissions and same facility admissions increased 4.8% and 2.1%, respectively, compared to the quarter ended June 30, 2018. Surgeries increased 2.7% on a consolidated basis and 0.3% on a same facility basis during the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. Emergency department visits increased 4.9% on a consolidated basis and 3.0% on a same facility basis during the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. Same facility uninsured admissions increased 5.1% for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018.
Cash flows from operating activities increased $415 million from $1.582 billion for the second quarter of 2018 to $1.997 billion for the second quarter of 2019. The increase in cash provided by operating activities was primarily related to positive changes of $468 million related to working capital items.
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
Revenues increased 9.3% from $11.529 billion in the second quarter of 2018 to $12.602 billion in the second quarter of 2019. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters and six months ended June 30, 2019 and 2018 are summarized in the following table (dollars in millions):

	Quarter
	2019	Ratio	2018	Ratio
Medicare	$2,635	20.9%	$2,425	21.0%
Managed Medicare	1,595	12.7	1,345	11.7
Medicaid	416	3.3	357	3.1
Managed Medicaid	554	4.4	586	5.1
Managed care and insurers	6,425	50.9	5,993	51.9
International (managed care and insurers)	284	2.3	295	2.6
Other	693	5.5	528	4.6

Revenues	$12,602	100.0%	$11,529	100.0%

	Six Months
	2019	Ratio	2018	Ratio
Medicare	$5,405	21.5%	$4,949	21.6%
Managed Medicare	3,184	12.7	2,744	12.0
Medicaid	763	3.0	638	2.8
Managed Medicaid	1,167	4.6	1,147	5.0
Managed care and insurers	12,851	51.1	12,055	52.5
International (managed care and insurers)	581	2.3	600	2.6
Other	1,168	4.8	819	3.5

Revenues	$25,119	100.0%	$22,952	100.0%

Consolidated and same facility revenue per equivalent admission increased 3.0% and 1.7%, respectively, in the second quarter of 2019, compared to the second quarter of 2018. Consolidated and same facility equivalent admissions increased 6.2% and 2.6%, respectively, in the second quarter of 2019, compared to the second quarter of 2018. Consolidated and same facility outpatient surgeries increased 3.0% and 0.6%, respectively, in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)
second quarter of 2019, compared to the second quarter of 2018. Consolidated and same facility inpatient surgeries increased 2.2% and declined 0.1%, respectively, in the second quarter of 2019, compared to the second quarter of 2018. Consolidated and same facility emergency department visits increased 4.9% and 3.0%, respectively, in the second quarter of 2019, compared to the second quarter of 2018.
To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2019 and 2018 follows (dollars in millions):

	Quarter		Six Months
	2019	2018	2019	2018
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$10,953	$9,871	$21,559	$19,738
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.2%	12.6%	12.0%	12.5%
Total uncompensated care	$7,695	$6,486	$14,780	$12,738
Multiply by the cost-to-charges ratio	12.2%	12.6%	12.0%	12.5%

Estimated cost of total uncompensated care	$938	$817	$1,774	$1,592

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 37.9% and 36.0% for the quarters ended June 30, 2019 and 2018, respectively, and 37.0% and 35.7% for the six months ended June 30, 2019 and 2018, respectively.
Same facility uninsured admissions increased by 2,017 admissions, or 5.1%, in the second quarter of 2019 compared to the second quarter of 2018. Same facility uninsured admissions were flat in the first quarter of 2019 compared to the first quarter of 2018. Same facility uninsured admissions in 2018, compared to 2017, increased 7.4% in the fourth quarter of 2018, increased 8.8% in the third quarter of 2018, increased 7.8% in the second quarter of 2018, and increased 10.1% in the first quarter of 2018.
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2019 and 2018 are set forth in the following table.

	Quarter		Six Months
	2019	2018	2019	2018
Medicare	29%	29%	29%	30%
Managed Medicare	18	18	19	18
Medicaid	5	5	5	5
Managed Medicaid	12	12	12	12
Managed care and insurers	27	28	27	27
Uninsured	9	8	8	8

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and six months ended June 30, 2019 and 2018 are set forth in the following table.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

	Quarter		Six Months
	2019	2018	2019	2018
Medicare	28%	28%	29%	29%
Managed Medicare	15	13	14	14
Medicaid	5	5	4	4
Managed Medicaid	5	5	5	5
Managed care and insurers	47	49	48	48

	100%	100%	100%	100%

At June 30, 2019, we had 91 hospitals in the states of Texas and Florida. During the second quarter of 2019, 56% of our admissions and 48% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 72% of our uninsured admissions during the second quarter of 2019.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $106 million and $97 million during the second quarters of 2019 and 2018, respectively, and $214 million and $195 million during the first six months of 2019 and 2018, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary
The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2019 and 2018 (dollars in millions):

	Quarter
	2019		2018
	Amount	Ratio	Amount	Ratio
Revenues	$12,602	100.0	$11,529	100.0

Salaries and benefits	5,837	46.3	5,274	45.8
Supplies	2,118	16.8	1,917	16.6
Other operating expenses	2,362	18.8	2,118	18.4
Equity in earnings of affiliates	(8)	(0.1)	(7)	(0.1)
Depreciation and amortization	636	5.0	562	4.9
Interest expense	477	3.8	436	3.8
Gains on sales of facilities	(18)	(0.1)	(9)	(0.1)

	11,404	90.5	10,291	89.3

Income before income taxes	1,198	9.5	1,238	10.7
Provision for income taxes	271	2.1	272	2.3

Net income	927	7.4	966	8.4
Net income attributable to noncontrolling interests	144	1.2	146	1.3

Net income attributable to HCA Healthcare, Inc.	$783	6.2	$820	7.1

% changes from prior year:
Revenues	9.3%		7.4%
Income before income taxes	(3.2)		6.6
Net income attributable to HCA Healthcare, Inc.	(4.5)		24.9
Admissions(a)	4.8		4.5
Equivalent admissions(b)	6.2		5.1
Revenue per equivalent admission	3.0		2.1
Same facility % changes from prior year(c):
Revenues	4.3		6.5
Admissions(a)	2.1		2.7
Equivalent admissions(b)	2.6		2.8
Revenue per equivalent admission	1.7		3.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary (continued)

	Six Months
	2019		2018
	Amount	Ratio	Amount	Ratio
Revenues	$25,119	100.0	$22,952	100.0

Salaries and benefits	11,484	45.7	10,563	46.0
Supplies	4,159	16.6	3,832	16.7
Other operating expenses	4,661	18.6	4,228	18.5
Equity in earnings of affiliates	(19)	(0.1)	(16)	(0.1)
Depreciation and amortization	1,255	5.0	1,115	4.8
Interest expense	938	3.7	867	3.8
Gains on sales of facilities	(17)	(0.1)	(414)	(1.8)

	22,461	89.4	20,175	87.9

Income before income taxes	2,658	10.6	2,777	12.1
Provision for income taxes	550	2.2	529	2.3

Net income	2,108	8.4	2,248	9.8
Net income attributable to noncontrolling interests	286	1.1	284	1.2

Net income attributable to HCA Healthcare, Inc.	$1,822	7.3	$1,964	8.6

% changes from prior year:
Revenues	9.4%		7.5%
Income before income taxes	(4.3)		24.7
Net income attributable to HCA Healthcare, Inc.	(7.2)		49.3
Admissions(a)	3.9		4.5
Equivalent admissions(b)	5.5		4.9
Revenue per equivalent admission	3.8		2.5
Same facility % changes from prior year(c):
Revenues	5.4		6.2
Admissions(a)	1.6		2.5
Equivalent admissions(b)	2.3		2.3
Revenue per equivalent admission	3.0		3.8

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended June 30, 2019 and 2018
Revenues increased to $12.602 billion in the second quarter of 2019 from $11.529 billion in the second quarter of 2018. Net income attributable to HCA Healthcare, Inc. totaled $783 million, or $2.25 per diluted share, for the quarter ended June 30, 2019, compared to $820 million, or $2.31 per diluted share, for the quarter ended June 30, 2018. Second quarter results for 2019 and 2018 include net gains on sales of facilities of $18 million, or $0.04 per diluted share, and $9 million, or $0.02 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 348.373 million shares for the quarter ended June 30, 2019 and 355.039 million shares for the quarter ended June 30, 2018. During 2018 and the first six months of 2019, we repurchased 14.070 million shares and 4.034 million shares of our common stock, respectively.
Revenues increased 9.3% due to the combined impact of revenue per equivalent admission growth of 3.0% and a 6.2% increase in equivalent admissions for the second quarter of 2019 compared to the second quarter of 2018. Same facility revenues increased 4.3% due to the combined impact of a 1.7% increase in same facility revenue per equivalent admission and a 2.6% increase in same facility equivalent admissions for the second quarter of 2019 compared to the second quarter of 2018.
Salaries and benefits, as a percentage of revenues, were 46.3% in the second quarter of 2019 and 45.8% in the second quarter of 2018. Salaries and benefits per equivalent admission increased 4.3% in the second quarter of 2019 compared to the second quarter of 2018. Same facility labor rate increases averaged 2.6% for the second quarter of 2019 compared to the second quarter of 2018.
Supplies, as a percentage of revenues, were 16.8% in the second quarter of 2019 and 16.6% in the second quarter of 2018. Supply costs per equivalent admission increased 4.1% in the second quarter of 2019 compared to the second quarter of 2018. Supply costs per equivalent admission increased 3.9% for medical devices, 10.5% for pharmacy supplies and 1.6% for general medical and surgical items in the second quarter of 2019 compared to the second quarter of 2018.
Other operating expenses, as a percentage of revenues, were 18.8% in the second quarter of 2019 and 18.4% in the second quarter of 2018. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $133 million and $132 million for the second quarters of 2019 and 2018, respectively.
Equity in earnings of affiliates was $8 million and $7 million in the second quarters of 2019 and 2018, respectively.
Depreciation and amortization increased $74 million, from $562 million in the second quarter of 2018 to $636 million in the second quarter of 2019. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.
Interest expense was $477 million in the second quarter of 2019 and $436 million in the second quarter of 2018. Our average debt balance was $35.079 billion for the second quarter of 2019 compared to $33.214 billion for the second quarter of 2018. The average effective interest rate for our long-term debt increased to 5.5% from 5.3% for the quarters ended June 30, 2019 and 2018, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended June 30, 2019 and 2018 (continued)
During the second quarters of 2019 and 2018, we recorded net gains on sales of facilities of $18 million and $9 million, respectively.
The effective tax rates were 25.7% and 24.9% for the second quarters of 2019 and 2018, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.
Net income attributable to noncontrolling interests declined from $146 million for the second quarter of 2018 to $144 million for the second quarter of 2019.
Six Months Ended June 30, 2019 and 2018
Revenues increased to $25.119 billion in the first six months of 2019 from $22.952 billion in the first six months of 2018. Net income attributable to HCA Healthcare, Inc. totaled $1.822 billion, or $5.22 per diluted share, for the first six months ended June 30, 2019, compared to $1.964 billion, or $5.50 per diluted share, for the first six months ended June 30, 2018. Results for the first six months of 2019 and 2018 included net gains on sales of facilities of $17 million, or $0.04 per diluted share, and $414 million, or $0.88 per diluted share, respectively. Revenues for the first six months of 2019 include $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. Our provision for income taxes for the first six months of 2019 and 2018 included tax benefits of $53 million, or $0.15 per diluted share, and $96 million, or $0.27 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 349.334 million shares for the six months ended June 30, 2019 and 357.388 million shares for the six months ended June 30, 2018. During 2018 and the first six months of 2019, we repurchased 14.070 million shares and 4.034 million shares of our common stock, respectively.
Revenues increased 9.4% due to the combined impact of revenue per equivalent admission growth of 3.8% and a 5.5% increase in equivalent admissions for the first six months of 2019 compared to the first six months of 2018. Same facility revenues increased 5.4% due to the combined impact of a 3.0% increase in same facility revenue per equivalent admission and a 2.3% increase in same facility equivalent admissions for the first six months of 2019 compared to the first six months of 2018.
Salaries and benefits, as a percentage of revenues, were 45.7% in the first six months of 2019 and 46.0% in the first six months of 2018. Salaries and benefits per equivalent admission increased 3.1% in the first six months of 2019 compared to the first six months of 2018. Same facility labor rate increases averaged 2.7% for the first six months of 2019 compared to the first six months of 2018.
Supplies, as a percentage of revenues, were 16.6% in the first six months of 2019 and 16.7% in the first six months of 2018. Supply costs per equivalent admission increased 2.9% in the first six months of 2019 compared to the first six months of 2018. Supply costs per equivalent admission increased 2.9% for medical devices, 7.6% for pharmacy supplies and 0.9% for general medical and surgical items in the first six months of 2019 compared to the first six months of 2018.
Other operating expenses, as a percentage of revenues, were 18.6% in the first six months of 2019 and 18.5% in the first six months of 2018. Other operating expenses is primarily comprised of contract services,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Six Months Ended June 30, 2019 and 2018 (continued)
professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $269 million and $252 million for the first six months of 2019 and 2018, respectively.
Equity in earnings of affiliates was $19 million and $16 million in the first six months of 2019 and 2018, respectively.
Depreciation and amortization increased $140 million, from $1.115 billion in the first six months of 2018 to $1.255 billion in the first six months of 2019. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.
Interest expense was $938 million in the first six months of 2019 and $867 million in the first six months of 2018. Our average debt balance was $34.520 billion for the first six months of 2019 compared to $33.160 billion for the first six months of 2018. The average effective interest rate for our long-term debt increased to 5.5% from 5.3% for the six months ended June 30, 2019 and 2018, respectively.
During the first six months of 2019 and 2018, we recorded net gains on sales of facilities of $17 million and $414 million, respectively. The net gains on sales of facilities for 2018 related primarily to the sale of the two hospital facilities in our Oklahoma market.
The effective tax rates were 23.2% and 21.2% for the first six months of 2019 and 2018, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first six months of 2019 and 2018 included tax benefits of $53 million and $96 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first six months of 2019 and 2018 would have been 25.4% and 25.1%, respectively.
Net income attributable to noncontrolling interests increased from $284 million for the first six months of 2018 to $286 million for the first six months of 2019.
Liquidity and Capital Resources
Cash provided by operating activities totaled $2.971 billion in the first six months of 2019 compared to $2.865 billion in the first six months of 2018. The $106 million increase in cash provided by operating activities in the first six months of 2019 compared to the first six months of 2018 related primarily to the net impact of an increase in net income, excluding gains on sales of facilities, of $257 million and an increase in depreciation expense of $140 million, offset by negative changes of $241 million related to working capital items. The combined interest payments and net tax payments in the first six months of 2019 and 2018 were $1.433 billion and $1.284 billion, respectively. Working capital totaled $3.908 billion at June 30, 2019 and $2.644 billion at December 31, 2018.
Cash used in investing activities was $3.113 billion in the first six months of 2019 compared to $1.315 billion in the first six months of 2018. Acquisitions of hospitals and health care entities increased from $538 million in the first six months of 2018 to $1.504 billion in the first six months of 2019, primarily related to an acquisition of a seven-hospital health system in North Carolina. Excluding acquisitions, capital expenditures were $1.745 billion in the first six months of 2019 and $1.574 billion in the first six months of 2018. Capital

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
expenditures, excluding acquisitions, are expected to approximate $3.7 billion in 2019. At June 30, 2019, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.4 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Cash received from disposals of hospitals and health care entities declined $758 million for the first six months of 2019 compared to the first six months of 2018 primarily related to the receipt of $758 million in 2018 from the sale of the two hospital facilities in our Oklahoma market.
Cash provided by financing activities totaled $2.070 billion in the first six months of 2019 compared to cash used in financing activities of $1.408 billion in the first six months of 2018. During the first six months of 2019, net cash flows provided by financing activities included a net increase of $3.313 billion in our indebtedness, payments of cash dividends of $278 million, repurchases of common stock of $520 million, distributions to noncontrolling interests of $247 million and payments of debt issuance costs of $63 million. During the first six months of 2018, net cash flows used in financing activities included a net increase of $109 million in our indebtedness, payment of cash dividends of $245 million, repurchases of common stock of $893 million and distributions to noncontrolling interests of $185 million.
We are a highly leveraged company with significant debt service requirements. Our debt totaled $36.193 billion at June 30, 2019. Our interest expense was $938 million for the first six months of 2019 and $867 million for the first six months of 2018.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($5.732 billion and $2.712 billion available as of June 30, 2019 and July 31, 2019, respectively) and anticipated access to public and private debt markets.
During January 2019, we issued $1.500 billion aggregate principal amount of senior unsecured notes comprised of $1.000 billion aggregate principal amount of 5.875% notes due 2029 and $500 million aggregate principal amount of 5.625% notes due 2028. We used the net proceeds to fund the purchase of a seven-hospital health system located in western North Carolina.
During June 2019, we issued $5.000 billion aggregate principal amount of senior secured notes comprised of $2.000 billion aggregate principal amount of 4 1/8% notes due 2029, $1.000 billion aggregate principal amount of 5 1/8% notes due 2039 and $2.000 billion aggregate principal amount of 5 1/4% notes due 2049. During June 2019, we used the proceeds to temporarily reduce the balance under the asset-based revolving credit facility. During July 2019, we redeemed all $600 million outstanding aggregate principal amount of 4.25% senior secured notes due 2019, all $3.000 billion outstanding aggregate principal amount of 6.50% senior secured notes due 2020 and all $1.350 billion outstanding aggregate principal amount of 5.875% senior secured notes due 2022. Pretax losses on retirement of debt totaling $211 million for these redemptions will be recognized during the quarter ending September 30, 2019.
Investments of our professional liability insurance subsidiaries, to maintain statutory equity and pay claims, totaled $455 million and $409 million at June 30, 2019 and December 31, 2018, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $176 million and $183 million at June 30, 2019 and December 31, 2018, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.597 billion and $1.509 billion at June 30, 2019 and December 31, 2018, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $454 million. We estimate that approximately $412 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

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
Market Risk
We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $455 million at June 30, 2019. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2019, we had a net unrealized gain of $17 million on the insurance subsidiaries’ investments.
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
Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.5% and 5.3% for the six months ended June 30, 2019 and 2018, respectively.
The estimated fair value of our total long-term debt was $38.773 billion at June 30, 2019. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $45 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
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
Operating Data

	2019	2018
Number of hospitals in operation at:
March 31	185	178
June 30	184	178
September 30		179
December 31		179
Number of freestanding outpatient surgical centers in operation at:
March 31	124	120
June 30	125	122
September 30		122
December 31		123
Licensed hospital beds at(a):
March 31	48,455	46,745
June 30	48,483	46,723
September 30		47,060
December 31		47,199
Weighted average licensed beds(b):
Quarter:
First	48,036	46,686
Second	48,429	46,667
Third		46,909
Fourth		47,159
Year		46,857
Average daily census(c):
Quarter:
First	28,966	28,130
Second	27,808	26,047
Third		25,991
Fourth		26,510
Year		26,663
Admissions(d):
Quarter:
First	523,196	507,873
Second	518,253	494,610
Third		497,899
Fourth		503,371
Year		2,003,753

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2019	2018
Equivalent admissions(e):
Quarter:
First	889,956	849,164
Second	903,419	851,047
Third		854,940
Fourth		865,255
Year		3,420,406
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	4.9	4.8
Third		4.8
Fourth		4.8
Emergency room visits(g):
Quarter:
First	2,287,440	2,302,112
Second	2,253,337	2,148,338
Third		2,139,375
Fourth		2,174,606
Year		8,764,431
Outpatient surgeries(h)*:
Quarter:
First	240,846	232,483
Second	253,441	246,013
Third		236,801
Fourth		256,240
Year		971,537
Inpatient surgeries(i)*:
Quarter:
First	137,363	135,036
Second	140,473	137,403
Third		137,156
Fourth		138,625
Year		548,220
Days revenues in accounts receivable(j):
Quarter:
First	53	50
Second	52	52
Third		52
Fourth		51

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2019	2018
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	38%	37%
Second	39%	39%
Third		39%
Fourth		38%
Year		38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries. Reclassifications between inpatient surgery cases and outpatient surgery cases for 2018 have been made to conform to the 2019 presentation.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries. Reclassifications between inpatient surgery cases and outpatient surgery cases for 2018 have been made to conform to the 2019 presentation.

(j)	Revenues per day is calculated by dividing revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the quarter divided by revenues per day.

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

*	Reclassifications between inpatient surgery cases and outpatient surgery cases for the first, second and third quarters of 2018 have been made to conform to the 2019 presentation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption “Market Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2019. There were no material changes in HCA’s internal control over financial reporting during the second quarter of 2019.
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
Texas operates a state Medicaid program pursuant to a waiver from CMS under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. We believe that our participation is and has been consistent with the requirements of the Program. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam
lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam
lawsuit, and the Company has not yet been served with the complaint. We cannot predict what effect, if any, the qui tam
lawsuit could have on the Company.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During January 2019, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During the quarter ended June 30, 2019, we repurchased 1,928,157 shares of our common stock at an average price of $125.56 per share through market purchases pursuant to the $2 billion share repurchase program authorized during January 2019. At June 30, 2019, we had $1.753 billion of repurchase authorization available under the January 2019 authorization.
The following table provides certain information with respect to our repurchases of common stock from April 1, 2019 through June 30, 2019 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2019 through April 30, 2019	745,636	$124.81	745,636	$1,902
May 1, 2019 through May 31, 2019	555,252	$124.33	555,252	$1,833
June 1, 2019 through June 30, 2019	627,269	$127.54	627,269	$1,753

Total for second quarter 2019	1,928,157	$125.56	1,928,157	$1,753

On July 30, 2019, our Board of Directors declared a quarterly dividend of $0.40 per share on our common stock payable on September 30, 2019 to stockholders of record on September 3, 2019. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6.    EXHIBITS
(a) List of Exhibits:

3.1	—	Amended and Restated Certificate of Incorporation of the Company (restated for SEC filing purposes only).

3.2	—	Amended and Restated Bylaws of the Company (restated for SEC filing purposes only).

4.1	—
Supplemental Indenture No. 23, dated as of June 12, 2019, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 12, 2019 (File No. 001-11239), and incorporated herein by reference).

4.2	—
Supplemental Indenture No. 24, dated as of June 12, 2019, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 2019 (File No. 001-11239), and incorporated herein by reference).

4.3	—
Supplemental Indenture No. 25, dated as of June 12, 2019, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 2019 (File No. 001-11239), and incorporated herein by reference).

4.4	—	Form of 4 1/8% Senior Secured Notes due 2029 (included in Exhibit 4.1).

4.5	—	Form of 5 1/8% Senior Secured Notes due 2039 (included in Exhibit 4.2).

4.6	—	Form of 5 1/4% Senior Secured Notes due 2049 (included in Exhibit 4.3).

4.7	—
Additional Receivables Intercreditor Agreement, dated as of June 12, 2019, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed June 12, 2019 (File No. 001-11239), and incorporated herein by reference).

10.1	—
HCA Healthcare, Inc. 2019 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2019 (File No. 001-11239), and incorporated herein by reference).*

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following financial information from our quarterly report on Form
 10-Q

for the quarters and six months ended June 30, 2019 and 2018, filed with the SEC on August 2, 2019, formatted in Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2019 and 2018, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2019 and 2018, (iv) the condensed consolidated statements of stockholders’ deficit for the quarters and six months ended June 30, 2019 and 2018, (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/s/ William B. Rutherford
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: August 2, 2019