Form 10-Q
period 2019-09-30
HCA Healthcare, Inc.
filed 2019-11-01
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2019
Voting common stock, $.01 par value	339,178,300 shares

HCA HEALTHCARE, INC.
Form
 10-Q
September 30, 2019

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2019	2018	2019	2018
Revenues	$12,694	$11,451	$37,813	$34,403

Salaries and benefits	5,971	5,377	17,455	15,940
Supplies	2,090	1,890	6,249	5,722
Other operating expenses	2,352	2,097	7,013	6,325
Equity in earnings of affiliates	(4)	(9)	(23)	(25)
Depreciation and amortization	647	582	1,902	1,697
Interest expense	448	442	1,386	1,309
Gains on sales of facilities	—	(6)	(17)	(420)
Losses on retirement of debt	211	9	211	9

	11,715	10,382	34,176	30,557

Income before income taxes	979	1,069	3,637	3,846
Provision for income taxes	215	173	765	702

Net income	764	896	2,872	3,144
Net income attributable to noncontrolling interests	152	137	438	421

Net income attributable to HCA Healthcare, Inc.	$612	$759	$2,434	$2,723

Per share data:
Basic earnings	$1.80	$2.20	$7.12	$7.82
Diluted earnings	$1.76	$2.15	$6.98	$7.65
Shares used in earnings per share calculations (in millions):
Basic	340.789	345.823	341.932	348.411
Diluted	347.487	353.639	348.712	356.124

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Unaudited
(Dollars in millions)

	Quarter		Nine Months
	2019	2018	2019	2018
Net income	$764	$896	$2,872	$3,144
Other comprehensive income (loss) before taxes:
Foreign currency translation	(30)	(13)	(48)	(35)

Unrealized gains (losses) on available-for-sale securities	2	(2)	16	(8)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	3	5	10	15

	3	5	10	15

Change in fair value of derivative financial instruments	(7)	10	(59)	60
Interest benefits included in interest expense	(4)	(3)	(15)	(5)

	(11)	7	(74)	55

Other comprehensive (loss) income before taxes	(36)	(3)	(96)	27
Income taxes (benefits) related to other comprehensive income items	(6)	2	(16)	15

Other comprehensive (loss) income	(30)	(5)	(80)	12

Comprehensive income	734	891	2,792	3,156
Comprehensive income attributable to noncontrolling interests	152	137	438	421

Comprehensive income attributable to HCA Healthcare, Inc.	$582	$754	$2,354	$2,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$559	$502
Accounts receivable	7,131	6,789
Inventories	1,769	1,732
Other	1,310	1,190

	10,769	10,213

Property and equipment, at cost	46,295	42,965
Accumulated depreciation	(24,293)	(23,208)

	22,002	19,757

Investments of insurance subsidiaries	357	362
Investments in and advances to affiliates	243	232
Goodwill and other intangible assets	8,160	7,953
Right-of-use operating lease assets	1,770	—
Other	611	690

	$43,912	$39,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,610	$2,577
Accrued salaries	1,669	1,580
Other accrued expenses	2,697	2,624
Long-term debt due within one year	148	788

	7,124	7,569

Long-term debt, less debt issuance costs and discounts of $244 and $157	34,097	32,033
Professional liability risks	1,349	1,275
Right-of-use operating lease obligations	1,440	—
Income taxes and other liabilities	1,349	1,248

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 340,053,100 shares in 2019 and 342,895,200 shares in 2018	3	3
Accumulated other comprehensive loss	(461)	(381)
Retained deficit	(3,107)	(4,572)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(3,565)	(4,950)
Noncontrolling interests	2,118	2,032

	(1,447)	(2,918)

	$43,912	$39,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2017	350.092	$4	$—	$(278)	$(6,532)	$1,811	$(4,995)
Comprehensive income				81	1,144	138	1,363
Repurchase of common stock	(4.370)		114		(537)		(423)
Share-based benefit plans	5.265		(114)				(114)
Cash dividends declared ($0.35 per share)					(126)		(126)
Distributions						(92)	(92)
Other						(47)	(47)

Balances, March 31, 2018	350.987	4	—	(197)	(6,051)	1,810	(4,434)
Comprehensive income				(64)	820	146	902
Repurchase of common stock	(4.670)	(1)	(93)		(376)		(470)
Share-based benefit plans	0.443		96				96
Cash dividends declared ($0.35 per share)					(124)		(124)
Distributions						(93)	(93)
Other			(3)			1	(2)

Balances, June 30, 2018	346.760	3	—	(261)	(5,731)	1,864	(4,125)
Comprehensive income				(5)	759	137	891
Repurchase of common stock	(2.518)		(55)		(247)		(302)
Share-based benefit plans	0.844		54				54
Cash dividends declared ($0.35 per share)					(123)		(123)
Distributions						(130)	(130)
Other			1			4	5

Balances, September 30, 2018	345.086	3	—	(266)	(5,342)	1,875	(3,730)
Comprehensive income				(20)	1,064	181	1,225
Repurchase of common stock	(2.512)		(69)		(266)		(335)
Share-based benefit plans	0.321		79				79
Cash dividends declared ($0.35 per share)					(123)		(123)
Distributions						(126)	(126)
Other			(10)	(95)	95	102	92

Balances, December 31, 2018	342.895	3	—	(381)	(4,572)	2,032	(2,918)
Comprehensive income				7	1,039	142	1,188
Repurchase of common stock	(2.106)		32		(310)		(278)
Share-based benefit plans	2.242		(29)				(29)
Cash dividends declared ($0.40 per share)					(140)		(140)
Distributions						(136)	(136)
Other			(3)			61	58

Balances, March 31, 2019	343.031	3	—	(374)	(3,983)	2,099	(2,255)
Comprehensive income				(57)	783	144	870
Repurchase of common stock	(1.928)		(107)		(135)		(242)
Share-based benefit plans	0.414		118				118
Cash dividends declared ($0.40 per share)					(139)		(139)
Distributions						(111)	(111)
Other			(11)				(11)

Balances, June 30, 2019	341.517	3	—	(431)	(3,474)	2,132	(1,770)
Comprehensive income				(30)	612	152	734
Repurchase of common stock	(1.846)		(132)		(107)		(239)
Share-based benefit plans	0.382		128				128
Cash dividends declared ($0.40 per share)					(138)		(138)
Distributions						(157)	(157)
Other			4			(9)	(5)

Balances, September 30, 2019	340.053	$3	$—	$(461)	$(3,107)	$2,118	$(1,447)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Unaudited
(Dollars in millions)

	2019	2018
Cash flows from operating activities:
Net income	$2,872	$3,144
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(93)	(161)
Inventories and other assets	(95)	(136)
Accounts payable and accrued expenses	(118)	150
Depreciation and amortization	1,902	1,697
Income taxes	51	—
Gains on sales of facilities	(17)	(420)
Losses on retirement of debt	211	9
Amortization of debt issuance costs and discounts	23	23
Share-based compensation	263	204
Other	98	76

Net cash provided by operating activities	5,097	4,586

Cash flows from investing activities:
Purchase of property and equipment	(2,884)	(2,420)
Acquisition of hospitals and health care entities	(1,592)	(1,056)
Disposal of hospitals and health care entities	49	802
Change in investments	35	65
Other	17	(6)

Net cash used in investing activities	(4,375)	(2,615)

Cash flows from financing activities:
Issuances of long-term debt	6,451	2,000
Net change in revolving bank credit facilities	(30)	(330)
Repayment of long-term debt	(5,289)	(1,652)
Distributions to noncontrolling interests	(404)	(315)
Payment of debt issuance costs	(71)	(24)
Payment of cash dividends	(414)	(366)
Repurchases of common stock	(759)	(1,195)
Other	(145)	(232)

Net cash used in financing activities	(661)	(2,114)

Effect of exchange rate changes on cash and cash equivalents	(4)	(11)

Change in cash and cash equivalents	57	(154)
Cash and cash equivalents at beginning of period	502	732

Cash and cash equivalents at end of period	$559	$578

Interest payments	$1,492	$1,422
Income tax payments, net	$714	$702

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2019, these affiliates owned and operated 184 hospitals, 125 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 21 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $88 million and $90 million for the quarters ended September 30, 2019 and 2018, respectively, and $268 million and $254 million for the nine months ended September 30, 2019 and 2018, respectively. Operating results for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form
 10-K
for the year ended December 31, 2018.
Revenues
Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service
rates. Our revenues for the nine months ended September 30, 2019 include $86 million related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. Management continually

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
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters and nine months ended September 30, 2019 and 2018 are summarized in the following table (dollars in millions):

	Quarter
	2019	Ratio	2018	Ratio
Medicare	$2,592	20.4%	$2,404	21.0%
Managed Medicare	1,615	12.7	1,344	11.7
Medicaid	361	2.8	338	3.0
Managed Medicaid	641	5.0	622	5.4
Managed care and insurers	6,554	51.7	6,026	52.6
International (managed care and insurers)	282	2.2	273	2.4
Other	649	5.2	444	3.9

Revenues	$12,694	100.0%	$11,451	100.0%

	Nine Months
	2019	Ratio	2018	Ratio
Medicare	$7,997	21.2%	$7,353	21.4%
Managed Medicare	4,799	12.7	4,088	11.9
Medicaid	1,124	3.0	976	2.8
Managed Medicaid	1,808	4.8	1,769	5.1
Managed care and insurers	19,405	51.1	18,081	52.6
International (managed care and insurers)	863	2.3	873	2.5
Other	1,817	4.9	1,263	3.7

Revenues	$37,813	100.0%	$34,403	100.0%

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)
To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2019 and 2018 follows (dollars in millions):

	Quarter		Nine Months
	2019	2018	2019	2018
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,060	$9,946	$32,619	$29,684
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.3%	12.7%	12.1%	12.6%
Total uncompensated care	$7,923	$6,786	$22,703	$19,524
Multiply by the cost-to-charges ratio	12.3%	12.7%	12.1%	12.6%

Estimated cost of total uncompensated care	$975	$862	$2,747	$2,460

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 38.4% and 37.2% for the quarters ended September 30, 2019 and 2018, respectively, and 37.5% and 36.2% for the nine months ended September 30, 2019 and 2018, respectively. The total uncompensated care amounts include charity care of $3.425 billion and $2.314 billion, and the related estimated costs of charity care were $421 million and $295 million, for the quarters ended September 30, 2019 and 2018, respectively. The total uncompensated care amounts include charity care of $9.641 billion and $6.170 billion, and the related estimated costs of charity care were $1.167 billion and $777 million, for the nine months ended September 30, 2019 and 2018, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2019, we paid $1.399 billion to acquire a seven-hospital health system in North Carolina and $193 million to acquire other nonhospital health care entities. During the nine months ended September 30, 2018, we paid $788 million to acquire two hospital facilities and $268 million to acquire other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $231 million for the nine months ended September 30, 2019. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant
.
During the nine months ended September 30, 2019, we received proceeds of $25 million and recognized a net pretax loss of $1
 million related to a sale of a hospital facility in one of our Louisiana markets. During the nine months ended September 30, 2019, we also received proceeds of $24 million and recognized a net pretax gain of $18
 million related to sales of real estate and other investments. During the nine months ended September 30, 2018, we received proceeds of $758 million and recognized a net pretax gain of $372 million related to the sale of the two hospital facilities in our Oklahoma market. During the nine months ended

September 30, 2018, we also received proceeds of $44 million and recognized a net pretax gain of $
48
 million related to sales of real estate and other investments.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 — INCOME TAXES
Our provision for income taxes for the quarters ended September 30, 2019 and 2018 was $215 million and $173 million, respectively, and the effective tax rates were 26.0% and 18.6%, respectively. Our provision for income taxes for the nine months ended September 30, 2019 and 2018 was $765 million and $702 million, respectively, and the effective tax rates were 23.9% and 20.5%, respectively. Our provision for income taxes included tax benefits related to the settlement of employee equity awards of $3 million and $23 million for the quarters ended September 30, 2019 and 2018, respectively, and $56 million and $119 million for the nine months ended September 30, 2019 and 2018, respectively. We also recorded a reduction to the provision for income taxes of $28 million during the quarter ended September 30, 2018 for tax credits related to certain 2017 hurricane-related expenses.
Our liability for unrecognized tax benefits was $540 million, including accrued interest of $56 million, as of September 30, 2019 ($435 million and $48 million, respectively, as of December 31, 2018). Unrecognized tax benefits of $147 million ($137 million as of December 31, 2018) would affect the effective rate, if recognized.
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
The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2019 and 2018 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2019	2018	2019	2018
Net income attributable to HCA Healthcare, Inc.	$612	$759	$2,434	$2,723

Weighted average common shares outstanding	340.789	345.823	341.932	348.411
Effect of dilutive incremental shares	6.698	7.816	6.780	7.713

Shares used for diluted earnings per share	347.487	353.639	348.712	356.124

Earnings per share:
Basic earnings	$1.80	$2.20	$7.12	$7.82
Diluted earnings	$1.76	$2.15	$6.98	$7.65

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of our insurance subsidiaries’ investments at September 30, 2019 and December 31, 2018 follows (dollars in millions):

	September 30, 2019
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$337	$19	$—	$356
Money market funds and other	97	—	—	97

	$434	$19	$—	453

Amounts classified as current assets				(96)

Investment carrying value				$357

	December 31, 2018
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$338	$5	$(2)	$341
Money market funds and other	68	—	—	68

	$406	$5	$(2)	409

Amounts classified as current assets				(47)

Investment carrying value				$362

At September 30, 2019 and December 31, 2018, the investments of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at September 30, 2019 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$12	$12
Due after one year through five years	76	79
Due after five years through ten years	183	195
Due after ten years	66	70

	$337	$356

The average expected maturity of the investments in debt securities at September 30, 2019 was 5.6 years, compared to the average scheduled maturity of 10.0 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

11

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
The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2019 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$(1)
Pay-fixed interest rate swaps	500	December 2022	(10)
During the next 12 months, we estimate $2 million will be reclassified from other comprehensive income (“OCI”) and will reduce interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the nine months ended September 30, 2019 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Gain Reclassified from Accumulated OCI into Operations	Amount of Gain Reclassified from Accumulated OCI into Operations
Interest rate swaps	$45	Interest expense	$15
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2019, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2019, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $

 million.

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
Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions, and at September 30, 2019 and December 31, 2018, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$356	$—	$356	$—
Money market funds and other	97	97	—	—

Investments of insurance subsidiaries	453	97	356	—
Less amounts classified as current assets	(96)	(96)	—	—

	$357	$1	$356	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$11	$—	$11	$—

	December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$341	$—	$341	$—
Money market funds and other	68	68	—	—

Investments of insurance subsidiaries	409	68	341	—
Less amounts classified as current assets	(47)	(47)	—	—

	$362	$21	$341	$—

Interest rate swaps (Other)	$63	$—	$63	$—
The estimated fair value of our long-term debt was $37.162 billion and $32.887 billion at September 30, 2019 and December 31, 2018, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $34.489 billion and $32.978 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities
.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 — LONG-TERM DEBT
A summary of long-term debt at September 30, 2019 and December 31, 2018, including related interest rates at September 30, 2019, follows (dollars in millions):

	September 30, 2019	December 31, 2018
Senior secured asset-based revolving credit facility (effective interest rate of 3.3%)	$3,010	$3,040
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.5%)	3,739	3,801
Senior secured notes (effective interest rate of 5.1%)	13,850	13,800
Other senior secured debt (effective interest rate of 5.5%)	638	585

Senior secured debt	21,237	21,226
Senior unsecured notes (effective interest rate of 6.3%)	13,252	11,752
Debt issuance costs and discounts	(244)	(157)

Total debt (average life of 8.7 years, rates averaging 5.2%)	34,245	32,821
Less amounts due within one year	148	788

	$34,097	$32,033

During January 2019, we issued $1.500 billion aggregate principal amount of senior unsecured notes comprised of $1.000 billion aggregate principal amount of 5.875% notes due 2029 and $500 million aggregate principal amount of 5.625% notes due 2028. We used the net proceeds to fund the purchase of a seven-hospital health system located in western North Carolina.
During June 2019, we issued $5.000 billion aggregate principal amount of senior secured notes comprised of $2.000 billion aggregate principal amount of 4 1/8% notes due 2029, $1.000 billion aggregate principal amount of 5 1/8% notes due 2039 and $2.000 billion aggregate principal amount of 5 1/4% notes due 2049. During July 2019, we redeemed all $600 million outstanding aggregate principal amount of 4.250% senior secured notes due 2019, all $3.000 billion outstanding aggregate principal amount of 6.500% senior secured notes due 2020 and all $1.350 billion outstanding aggregate principal amount of 5.875% senior secured notes due 2022. The pretax loss on retirement of debt for these redemptions was $211 million.
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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 — LEASES (continued)
Generally, we use our estimated incremental borrowing rate to discount the lease payments based on information available at lease commencement, as most of our leases do not provide a readily determinable implicit interest rate
.
The following table presents our lease-related assets and liabilities at September 30, 2019 (dollars in millions):

	Balance Sheet Classification	September 30, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$1,770
Finance leases	Property and equipment	486

Total lease assets		$2,256

Liabilities:
Current:
Operating leases	Other accrued expenses	$344
Finance leases	Long-term debt due within one year	89
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,440
Finance leases	Long-term debt	451

Total lease liabilities		$2,324

Weighted-average remaining term:
Operating leases		10.8 years
Finance leases		10.6 years
Weighted-average discount rate:
Operating leases(1)		5.4%
Finance leases		6.1%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
The following table presents certain information related to lease expense for finance and operating leases for the quarter and nine months ended September 30, 2019 (dollars in millions):

	2019
	Quarter	Nine Months
Finance lease expense:
Amortization of leased assets	$33	$70
Interest on lease liabilities	9	24
Operating leases(2)	94	287
Short-term lease expense(2)	82	235
Variable lease expense(2)	40	114

	$258	$730

(2)	Expenses are included in “other operating expenses” in our condensed consolidated income statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 — LEASES (continued)

Other Information
The following table presents supplemental cash flow information for the nine months ended September 30, 2019 (dollars in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$293
Operating cash flows for finance leases	24
Financing cash flows for finance leases	58

Maturities of Lease Liabilities
The following table reconciles the undiscounted cash flows to the finance lease liabilities and operating lease liabilities recorded on the balance sheet at September 30, 2019 (dollars in millions):

	Operating Leases	Finance Leases
Year 1	$388	$107
Year 2	339	102
Year 3	279	97
Year 4	221	57
Year 5	175	61
Thereafter	1,038	353

Total minimum lease payments	2,440	777
Less: amount of lease payments representing interest	(656)	(237)

Present value of future minimum lease payments	1,784	540
Less: current obligations under leases	(344)	(89)

Long-term lease obligations	$1,440	$451

NOTE 10 — CONTINGENCIES
We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us which may not be covered by insurance. We are also subject to claims by various taxing authorities for additional taxes and related interest and penalties. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations, financial position or liquidity
.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — CONTINGENCIES (continued)
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
Texas operates a state Medicaid program pursuant to a waiver from CMS under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. We believe that our participation is and has been consistent with the requirements of the Program. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam
lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam
lawsuit
. T
he Company is vigorously defending against the
lawsuit being pursued by the relator
. We cannot predict what effect, if any, the
qui tam
lawsuit could have on the Company.
NOTE 11 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS
During January 2019, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During the nine months ended September 30, 2019, we repurchased 5.880 million shares of our common stock at an average price of $129.12 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during October 2017 (which was completed during 2019) and the $2.0 billion share repurchase program authorized during January 2019. At September 30, 2019, we had $1.513 billion of repurchase authorization available under the January 2019 authorization.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS (continued)
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2018	$3	$(283)	$(148)	$47	$(381)
Unrealized gains on available-for-sale securities, net of $4 of income taxes	12	—	—	—	12
Foreign currency translation adjustments, net of $5 income tax benefit	—	(43)	—	—	(43)
Change in fair value of derivative instruments, net of $14 income tax benefit	—	—	—	(45)	(45)
Expense (income) reclassified into operations from other comprehensive income, net of $2 income tax benefit and $3 of income taxes, respectively	—	—	8	(12)	(4)

Balances at September 30, 2019	$15	$(326)	$(140)	$(10)	$(461)

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)
Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2019 and 2018 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2019	2018	2019	2018
Revenues:
National Group	$6,398	$5,542	$19,159	$16,719
American Group	5,780	5,396	17,001	16,113
Corporate and other	516	513	1,653	1,571

	$12,694	$11,451	$37,813	$34,403

Equity in earnings of affiliates:
National Group	$2	$(1)	$(3)	$(5)
American Group	(10)	(10)	(32)	(29)
Corporate and other	4	2	12	9

	$(4)	$(9)	$(23)	$(25)

Adjusted segment EBITDA:
National Group	$1,270	$1,127	$4,088	$3,593
American Group	1,185	1,072	3,443	3,250
Corporate and other	(170)	(103)	(412)	(402)

	$2,285	$2,096	$7,119	$6,441

Depreciation and amortization:
National Group	$291	$245	$839	$702
American Group	277	258	828	765
Corporate and other	79	79	235	230

	$647	$582	$1,902	$1,697

Adjusted segment EBITDA	$2,285	$2,096	$7,119	$6,441
Depreciation and amortization	647	582	1,902	1,697
Interest expense	448	442	1,386	1,309
Gains on sales of facilities	—	(6)	(17)	(420)
Losses on retirement of debt	211	9	211	9

Income before income taxes	$979	$1,069	$3,637	$3,846

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
Our summarized condensed consolidating comprehensive income statements for the quarters and nine months ended September 30, 2019 and 2018, condensed consolidating balance sheets at September 30, 2019 and December 31, 2018 and condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors
and eliminations, follow:
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT
FOR THE QUARTER ENDED SEPTEMBER 30, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$7,196	$5,498	$—	$12,694

Salaries and benefits	—	—	3,272	2,699	—	5,971
Supplies	—	—	1,174	916	—	2,090
Other operating expenses	4	—	1,178	1,170	—	2,352
Equity in earnings of affiliates	(656)	—	(2)	(2)	656	(4)
Depreciation and amortization	—	—	362	285	—	647
Interest expense (income)	16	1,014	(505)	(77)	—	448
Losses (gains) on sales of facilities	—	—	(2)	2	—	—
Losses on retirement of debt	—	211	—	—	—	211
Management fees	—	—	(197)	197	—	—

	(636)	1,225	5,280	5,190	656	11,715

Income (loss) before income taxes	636	(1,225)	1,916	308	(656)	979
Provision (benefit) for income taxes	24	(279)	429	41	—	215

Net income (loss)	612	(946)	1,487	267	(656)	764
Net income attributable to noncontrolling interests	—	—	23	129	—	152

Net income (loss) attributable to HCA Healthcare, Inc.	$612	$(946)	$1,464	$138	$(656)	$612

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$582	$(954)	$1,467	$113	$(626)	$582

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$21,549	$16,264	$—	$37,813

Salaries and benefits	—	—	9,608	7,847	—	17,455
Supplies	—	—	3,540	2,709	—	6,249
Other operating expenses	7	—	3,481	3,525	—	7,013
Equity in earnings of affiliates	(2,504)	—	(5)	(18)	2,504	(23)
Depreciation and amortization	—	—	1,071	831	—	1,902
Interest expense (income)	48	3,019	(1,489)	(192)	—	1,386
Gains on sales of facilities	—	—	(9)	(8)	—	(17)
Losses on retirement of debt	—	211	—	—	—	211
Management fees	—	—	(573)	573	—	—

	(2,449)	3,230	15,624	15,267	2,504	34,176

Income (loss) before income taxes	2,449	(3,230)	5,925	997	(2,504)	3,637
Provision (benefit) for income taxes	15	(745)	1,351	144	—	765

Net income (loss)	2,434	(2,485)	4,574	853	(2,504)	2,872
Net income attributable to noncontrolling interests	—	—	64	374	—	438

Net income (loss) attributable to HCA Healthcare, Inc.	$2,434	$(2,485)	$4,510	$479	$(2,504)	$2,434

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$2,354	$(2,542)	$4,518	$448	$(2,424)	$2,354

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$130	$429	$—	$559
Accounts receivable	—	—	3,970	3,161	—	7,131
Inventories	—	—	1,154	615	—	1,769
Other	—	—	644	666	—	1,310

	—	—	5,898	4,871	—	10,769

Property and equipment, net	—	—	13,074	8,928	—	22,002
Investments of insurance subsidiaries	—	—	—	357	—	357
Investments in and advances to affiliates	35,590	—	29	214	(35,590)	243
Goodwill and other intangible assets	—	—	5,719	2,441	—	8,160
Right-of-use operating lease assets	—	—	436	1,334	—	1,770
Other	434	—	34	143	—	611

	$36,024	$—	$25,190	$18,288	$(35,590)	$43,912

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,699	$911	$—	$2,610
Accrued salaries	—	—	993	676	—	1,669
Other accrued expenses	15	332	896	1,454	—	2,697
Long-term debt due within one year	—	55	49	44	—	148

	15	387	3,637	3,085	—	7,124

Long-term debt, net	997	32,555	213	332	—	34,097
Intercompany balances	37,967	(5,621)	(32,198)	(148)	—	—
Professional liability risks	—	—	—	1,349	—	1,349
Right-of-use operating lease obligations	—	—	330	1,110	—	1,440
Income taxes and other liabilities	610	11	181	547	—	1,349

	39,589	27,332	(27,837)	6,275	—	45,359
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(3,565)	(27,332)	52,955	9,967	(35,590)	(3,565)
Noncontrolling interests	—	—	72	2,046	—	2,118

	(3,565)	(27,332)	53,027	12,013	(35,590)	(1,447)

	$36,024	$—	$25,190	$18,288	$(35,590)	$43,912

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,434	$(2,485)	$4,574	$853	$(2,504)	$2,872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities	(15)	(69)	(137)	(85)	—	(306)
Depreciation and amortization	—	—	1,071	831	—	1,902
Income taxes	51	—	—	—	—	51
Gains on sales of facilities	—	—	(9)	(8)	—	(17)
Losses on retirement of debt	—	211	—	—	—	211
Amortization of debt issuance costs and discounts	—	23	—	—	—	23
Share-based compensation	—	—	263	—	—	263
Equity in earnings of affiliates	(2,504)	—	—	—	2,504	—
Other	82	—	13	3	—	98

Net cash provided by (used in) operating activities	48	(2,320)	5,775	1,594	—	5,097

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,634)	(1,250)	—	(2,884)
Acquisition of hospitals and health care entities	—	—	(39)	(1,553)	—	(1,592)
Disposition of hospitals and health care entities	—	—	31	18	—	49
Change in investments	—	—	1	34	—	35
Other	—	—	(7)	24	—	17

Net cash used in investing activities	—	—	(1,648)	(2,727)	—	(4,375)

Cash flows from financing activities:
Issuance of long-term debt	—	6,451	—	—	—	6,451
Net change in revolving credit facilities	—	(30)	—	—	—	(30)
Repayment of long-term debt	—	(5,213)	(45)	(31)	—	(5,289)
Distributions to noncontrolling interests	—	—	(79)	(325)	—	(404)
Payment of debt issuance costs	—	(71)	—	—	—	(71)
Payment of cash dividends	(414)	—	—	—	—	(414)
Repurchases of common stock	(759)	—	—	—	—	(759)
Changes in intercompany balances with affiliates, net	1,253	1,183	(4,047)	1,611	—	—
Other	(128)	—	—	(17)	—	(145)

Net cash ( u sed in ) provided by financing activities	(48)	2,320	(4,171)	1,238	—	(661)

Effect on exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)

Change in cash and cash equivalents	—	—	(44)	101	—	57
Cash and cash equivalents at beginning of period	—	—	174	328	—	502

Cash and cash equivalents at end of period	$—	$—	$130	$429	$—	$559

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Third Quarter 2019 Operations Summary
Revenues increased to $12.694 billion in the third quarter of 2019 from $11.451 billion in the third quarter of 2018. Net income attributable to HCA Healthcare, Inc. totaled $612 million, or $1.76 per diluted share, for the quarter ended September 30, 2019, compared to $759 million, or $2.15 per diluted share, for the quarter ended September 30, 2018. Third quarter results for 2019 and 2018 include losses on retirement of debt of $211 million, or $0.47 per diluted share, and $9 million, or $0.02 per diluted share, respectively. During the third quarter of 2018, we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for the third quarters of 2019 and 2018 also included tax benefits of $3 million, or $0.01 per diluted share, and $23 million, or $0.07 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 347.487 million shares for the quarter ended September 30, 2019 and 353.639 million shares for the quarter ended September 30, 2018. During 2018 and the first nine months of 2019, we repurchased 14.070 million shares and 5.880 million shares of our common stock, respectively.
Revenues increased 10.9% on a consolidated basis and increased 6.3% on a same facility basis for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.1% increase in revenue per equivalent admission and a 7.5% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.0% increase in same facility revenue per equivalent admission and a 4.2% increase in same facility equivalent admissions.
During the quarter ended September 30, 2019, consolidated admissions and same facility admissions increased 5.9% and 3.2%, respectively, compared to the quarter ended September 30, 2018. Surgeries increased 4.9% on a consolidated basis and 2.5% on a same facility basis during the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. Emergency department visits increased 6.1% on a consolidated basis and 4.1% on a same facility basis during the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. Consolidated and same facility uninsured admissions increased 3.4% and 2.1%, respectively, for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018.
Cash flows from operating activities increased $405 million from $1.721 billion for the third quarter of 2018 to $2.126 billion for the third quarter of 2019. The increase in cash provided by operating activities was primarily related to the combined effect of an increase in net income, excluding losses on retirement of debt, of $70 million, positive changes of $142 million related to income taxes, positive changes of $82 million related to working capital items and an increase in depreciation expense of $65 million.
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
Revenues increased 10.9% from $11.451 billion in the third quarter of 2018 to $12.694 billion in the third quarter of 2019. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Our revenues from third-party payers and others (including uninsured patients) for the quarters and nine months ended September 30, 2019 and 2018 are summarized in the following table (dollars in millions):

	Quarter
	2019	Ratio	2018	Ratio
Medicare	$2,592	20.4%	$2,404	21.0%
Managed Medicare	1,615	12.7	1,344	11.7
Medicaid	361	2.8	338	3.0
Managed Medicaid	641	5.0	622	5.4
Managed care and insurers	6,554	51.7	6,026	52.6
International (managed care and insurers)	282	2.2	273	2.4
Other	649	5.2	444	3.9

Revenues	$12,694	100.0%	$11,451	100.0%

	Nine Months
	2019	Ratio	2018	Ratio
Medicare	$7,997	21.2%	$7,353	21.4%
Managed Medicare	4,799	12.7	4,088	11.9
Medicaid	1,124	3.0	976	2.8
Managed Medicaid	1,808	4.8	1,769	5.1
Managed care and insurers	19,405	51.1	18,081	52.6
International (managed care and insurers)	863	2.3	873	2.5
Other	1,817	4.9	1,263	3.7

Revenues	$37,813	100.0%	$34,403	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

Consolidated and same facility revenue per equivalent admission increased 3.1% and 2.0%, respectively, in the third quarter of 2019, compared to the third quarter of 2018. Consolidated and same facility equivalent admissions increased 7.5% and 4.2%, respectively, in the third quarter of 2019, compared to the third quarter of 2018. Consolidated and same facility outpatient surgeries increased 5.2% and 2.6%, respectively, in the third quarter of 2019, compared to the third quarter of 2018. Consolidated and same facility inpatient surgeries increased 4.4% and 2.2%, respectively, in the third quarter of 2019, compared to the third quarter of 2018. Consolidated and same facility emergency department visits increased 6.1% and 4.1%, respectively, in the third quarter of 2019, compared to the third quarter of 2018.
To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2019 and 2018 follows (dollars in millions):

	Quarter		Nine Months
	2019	2018	2019	2018
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,060	$9,946	$32,619	$29,684
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.3%	12.7%	12.1%	12.6%
Total uncompensated care	$7,923	$6,786	$22,703	$19,524
Multiply by the cost-to-charges ratio	12.3%	12.7%	12.1%	12.6%

Estimated cost of total uncompensated care	$975	$862	$2,747	$2,460

Total uncompensated care as a percentage of the sum of revenues and total uncompensated care was 38.4% and 37.2% for the quarters ended September 30, 2019 and 2018, respectively, and 37.5% and 36.2% for the nine months ended September 30, 2019 and 2018, respectively.
Same facility uninsured admissions increased by 919 admissions, or 2.1%, in the third quarter of 2019 compared to the third quarter of 2018. Same facility uninsured admissions increased 5.1%, in the second quarter of 2019 compared to the second quarter of 2018. Same facility uninsured admissions were flat in the first quarter of 2019 compared to the first quarter of 2018. Same facility uninsured admissions in 2018, compared to 2017, increased 7.4% in the fourth quarter, increased 8.8% in the third quarter, increased 7.8% in the second quarter, and increased 10.1% in the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and nine months ended September 30, 2019 and 2018 are set forth in the following table.

	Quarter		Nine Months
	2019	2018	2019	2018
Medicare	28%	29%	29%	30%
Managed Medicare	18	17	19	17
Medicaid	5	5	5	5
Managed Medicaid	12	12	12	12
Managed care and insurers	28	28	27	28
Uninsured	9	9	8	8

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured
for the quarters and nine months ended September 30, 2019 and 2018 are set forth in the following table.

	Quarter		Nine Months
	2019	2018	2019	2018
Medicare	28%	28%	28%	28%
Managed Medicare	14	13	15	14
Medicaid	4	4	4	4
Managed Medicaid	6	6	5	6
Managed care and insurers	47	49	47	48
Uninsured	1	—	1	—

	100%	100%	100%	100%

At September 30, 2019, we had 91 hospitals in the states of Texas and Florida. During the third quarter of 2019, 56% of our admissions and 48% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 72% of our uninsured admissions during the third quarter of 2019.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $103 million and $101 million during the third quarters of 2019 and 2018, respectively, and $317 million and $296 million during the first nine months of 2019 and 2018, respectively.
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
Operating Results Summary
The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2019 and 2018 (dollars in millions):

	Quarter
	2019		2018
	Amount	Ratio	Amount	Ratio
Revenues	$12,694	100.0	$11,451	100.0

Salaries and benefits	5,971	47.0	5,377	46.9
Supplies	2,090	16.5	1,890	16.5
Other operating expenses	2,352	18.5	2,097	18.4
Equity in earnings of affiliates	(4)	—	(9)	(0.1)
Depreciation and amortization	647	5.1	582	5.1
Interest expense	448	3.5	442	3.9
Gains on sales of facilities	—	—	(6)	(0.1)
Losses on retirement of debt	211	1.7	9	0.1

	11,715	92.3	10,382	90.7

Income before income taxes	979	7.7	1,069	9.3
Provision for income taxes	215	1.7	173	1.5

Net income	764	6.0	896	7.8
Net income attributable to noncontrolling interests	152	1.2	137	1.2

Net income attributable to HCA Healthcare, Inc.	$612	4.8	$759	6.6

% changes from prior year:
Revenues	10.9%		7.1%
Income before income taxes	(8.4)		37.5
Net income attributable to HCA Healthcare, Inc.	(19.3)		78.3
Admissions(a)	5.9		3.2
Equivalent admissions(b)	7.5		4.4
Revenue per equivalent admission	3.1		2.5
Same facility % changes from prior year(c):
Revenues	6.3		7.4
Admissions(a)	3.2		3.1
Equivalent admissions(b)	4.2		3.4
Revenue per equivalent admission	2.0		3.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary (continued)

	Nine Months
	2019		2018
	Amount	Ratio	Amount	Ratio
Revenues	$37,813	100.0	$34,403	100.0

Salaries and benefits	17,455	46.2	15,940	46.3
Supplies	6,249	16.5	5,722	16.6
Other operating expenses	7,013	18.6	6,325	18.5
Equity in earnings of affiliates	(23)	(0.1)	(25)	(0.1)
Depreciation and amortization	1,902	4.9	1,697	4.9
Interest expense	1,386	3.7	1,309	3.8
Gains on sales of facilities	(17)	—	(420)	(1.2)
Losses on retirement of debt	211	0.6	9	—

	34,176	90.4	30,557	88.8

Income before income taxes	3,637	9.6	3,846	11.2
Provision for income taxes	765	2.0	702	2.1

Net income	2,872	7.6	3,144	9.1
Net income attributable to noncontrolling interests	438	1.2	421	1.2

Net income attributable to HCA Healthcare, Inc.	$2,434	6.4	$2,723	7.9

% changes from prior year:
Revenues	9.9%		7.3%
Income before income taxes	(5.4)		28.0
Net income attributable to HCA Healthcare, Inc.	(10.6)		56.4
Admissions(a)	4.6		4.1
Equivalent admissions(b)	6.2		4.7
Revenue per equivalent admission	3.5		2.5
Same facility % changes from prior year(c):
Revenues	5.7		6.6
Admissions(a)	2.1		2.7
Equivalent admissions(b)	3.0		2.7
Revenue per equivalent admission	2.6		3.8

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended September 30, 2019 and 2018
Revenues increased to $12.694 billion in the third quarter of 2019 from $11.451 billion in the third quarter of 2018. Net income attributable to HCA Healthcare, Inc. totaled $612 million, or $1.76 per diluted share, for the quarter ended September 30, 2019, compared to $759 million, or $2.15 per diluted share, for the quarter ended September 30, 2018. Third quarter results for 2019 and 2018 include losses on retirement of debt of $211 million, or $0.47 per diluted share, and $9 million, or $0.02 per diluted share, respectively. During the third quarter of 2018, we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for the third quarters of 2019 and 2018 also included tax benefits of $3 million, or $0.01 per diluted share, and $23 million, or $0.07 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 347.487 million shares for the quarter ended September 30, 2019 and 353.639 million shares for the quarter ended September 30, 2018. During 2018 and the first nine months of 2019, we repurchased 14.070 million shares and 5.880 million shares of our common stock, respectively.
Revenues increased 10.9% primarily due to the combined impact of revenue per equivalent admission growth of 3.1% and a 7.5% increase in equivalent admissions for the third quarter of 2019 compared to the third quarter of 2018. Same facility revenues increased 6.3% primarily due to the combined impact of a 2.0% increase in same facility revenue per equivalent admission and a 4.2% increase in same facility equivalent admissions for the third quarter of 2019 compared to the third quarter of 2018.
Salaries and benefits, as a percentage of revenues, were 47.0% in the third quarter of 2019 and 46.9% in the third quarter of 2018. Salaries and benefits per equivalent admission increased 3.3% in the third quarter of 2019 compared to the third quarter of 2018. Same facility labor rate increases averaged 2.7% for the third quarter of 2019 compared to the third quarter of 2018.
Supplies, as a percentage of revenues, were 16.5% in each of the third quarters of 2019 and 2018. Supply costs per equivalent admission increased 2.9% in the third quarter of 2019 compared to the third quarter of 2018. Supply costs per equivalent admission increased 2.2% for medical devices, 9.4% for pharmacy supplies and 0.8% for general medical and surgical items in the third quarter of 2019 compared to the third quarter of 2018.
Same facility supply costs per equivalent admission increased 0.9% in the third quarter of 2019 compared to the third quarter of 2018. Same facility supply costs per equivalent admission increased 1.5% for medical devices and 1.6% for general medical and surgical items and declined 2.4% for pharmacy supplies in the third quarter of 2019 compared to the third quarter of 2018.
Other operating expenses, as a percentage of revenues, were 18.5% in the third quarter of 2019 and 18.4% in the third quarter of 2018. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $89 million and $60 million for the third quarters of 2019 and 2018, respectively. During the third quarters of 2019 and 2018, we recorded reductions of $50 million, or $0.11 per diluted share, and $70 million, or $0.15 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.
Equity in earnings of affiliates was $4 million and $9 million in the third quarters of 2019 and 2018, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended September 30, 2019 and 2018 (continued)
Depreciation and amortization increased $65 million, from $582 million in the third quarter of 2018 to $647 million in the third quarter of 2019. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.
Interest expense was $448 million in the third quarter of 2019 and $442 million in the third quarter of 2018. Our average debt balance was $34.693 billion for the third quarter of 2019 compared to $33.091 billion for the third quarter of 2018. The average effective interest rate for our long-term debt declined to 5.1% from 5.3% for the quarters ended September 30, 2019 and 2018, respectively.
During the third quarter of 2018, we recorded net gains on sales of facilities of $6 million.
During June 2019, we issued $5.000 billion aggregate principal amount of senior secured notes comprised of $2.000 billion aggregate principal amount of 4 1/8% notes due 2029, $1.000 billion aggregate principal amount of 5 1/8% notes due 2039 and $2.000 billion aggregate principal amount of 5 1/4% notes due 2049. During July 2019, we redeemed all $600 million outstanding aggregate principal amount of 4.250% senior secured notes due 2019, all $3.000 billion outstanding aggregate principal amount of 6.500% senior secured notes due 2020 and all $1.350 billion outstanding aggregate principal amount of 5.875% senior secured notes due 2022. The pretax loss on retirement of debt for these redemptions was $211 million. During August 2018, we issued $2.000 billion aggregate principal amount of senior notes comprised of $1.000 billion aggregate principal amount of 5.375% notes due 2026 and $1.000 billion aggregate principal amount of 5.625% notes due 2028. We used the net proceeds for general corporate purposes, including funding the purchase of a hospital, and the redemption of all $1.500 billion aggregate principal amount of our existing 3.750% senior secured notes maturing in March 2019. The pretax loss on retirement of debt was $9 million.
The effective tax rates were 26.0% and 18.6% for the third quarters of 2019 and 2018, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the third quarters of 2019 and 2018 included tax benefits of $3 million and $23 million, respectively, related to employee equity award settlements. Our provision for income taxes for the third quarter of 2018 also included $28 million of reductions for tax credits related to certain 2017 hurricane-related expenses. Excluding the effect of these adjustments, the effective tax rate for the third quarters of 2019 and 2018 would have been 26.5% and 24.1%, respectively.
Net income attributable to noncontrolling interests increased from $137 million for the third quarter of 2018 to $152 million for the third quarter of 2019. The largest component of the increase related to the operations of our surgery center partnerships.
Nine Months Ended September 30, 2019 and 2018
Revenues increased to $37.813 billion in the first nine months of 2019 from $34.403 billion in the first nine months of 2018. Net income attributable to HCA Healthcare, Inc. totaled $2.434 billion, or $6.98 per diluted share, for the first nine months ended September 30, 2019, compared to $2.723 billion, or $7.65 per diluted share, for the first nine months ended September 30, 2018. Results for the first nine months of 2019 and 2018 included net gains on sales of facilities of $17 million, or $0.04 per diluted share, and $420 million, or $0.89 per diluted share, and losses on retirement of debt of $211 million, or $0.47 per diluted share, and $9 million, or $0.02 per diluted share, respectively. Revenues for the first nine months of 2019 include $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. During the nine months ended September 30, 2018, we recorded a reduction to the provision for income taxes of $28 million, or $0.08

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Nine Months Ended September 30, 2019 and 2018 (continued)
per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provision for income taxes for the first nine months of 2019 and 2018 included tax benefits of $56 million, or $0.16 per diluted share, and $119 million, or $0.33 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 348.712 million shares for the nine months ended September 30, 2019 and 356.124 million shares for the nine months ended September 30, 2018. During 2018 and the first nine months of 2019, we repurchased 14.070 million shares and 5.880 million shares of our common stock, respectively.

Revenues increased 9.9% primarily due to the combined impact of revenue per equivalent admission growth of 3.5% and a 6.2% increase in equivalent admissions for the first nine months of 2019 compared to the first nine months of 2018. Same facility revenues increased 5.7% primarily due to the combined impact of a 2.6% increase in same facility revenue per equivalent admission and a 3.0% increase in same facility equivalent admissions for the first nine months of 2019 compared to the first nine months of 2018.
Salaries and benefits, as a percentage of revenues, were 46.2% in the first nine months of 2019 and 46.3% in the first nine months of 2018. Salaries and benefits per equivalent admission increased 3.2% in the first nine months of 2019 compared to the first nine months of 2018. Same facility labor rate increases averaged 2.7% for the first nine months of 2019 compared to the first nine months of 2018.
Supplies, as a percentage of revenues, were 16.5% in the first nine months of 2019 and 16.6% in the first nine months of 2018. Supply costs per equivalent admission increased 2.9% in the first nine months of 2019 compared to the first nine months of 2018. Supply costs per equivalent admission increased 2.7% for medical devices, 8.1% for pharmacy supplies and 0.9% for general medical and surgical items in the first nine months of 2019 compared to the first nine months of 2018.
Same facility supply costs per equivalent admission increased 1.0% in the first nine months of 2019 compared to the first nine months of 2018. Same facility supply costs per equivalent admission increased 1.1% for medical devices and 2.4% for general medical and surgical items and declined 2.6% for pharmacy supplies in the first nine months of 2019 compared to the first nine months of 2018.
Other operating expenses, as a percentage of revenues, were 18.6% in the first nine months of 2019 and 18.5% in the first nine months of 2018. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $358 million and $312 million for the first nine months of 2019 and 2018, respectively. During the first nine months of 2019 and 2018, we recorded reductions of $50 million, or $0.11 per diluted share, and $70 million, or $0.15 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.
Equity in earnings of affiliates was $23 million and $25 million in the first nine months of 2019 and 2018, respectively.
Depreciation and amortization increased $205 million, from $1.697 billion in the first nine months of 2018 to $1.902 billion in the first nine months of 2019. The increase in depreciation related to both acquired facilities and increased capital expenditures at our existing facilities.
Interest expense was $1.386 billion in the first nine months of 2019 and $1.309 billion in the first nine months of 2018. Our average debt balance was $34.422 billion for the first nine months of 2019 compared to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Nine Months Ended September 30, 2019 and 2018 (continued)
$33.129 billion for the first nine months of 2018. The average effective interest rate for our long-term debt increased to 5.4% from 5.3% for the nine months ended September 30, 2019 and 2018, respectively.
During the first nine months of 2019 and 2018, we recorded net gains on sales of facilities of $17 million and $420 million, respectively. The net gains on sales of facilities for 2018 related primarily to the sale of the two hospital facilities in our Oklahoma market.
During June 2019, we issued $5.000 billion aggregate principal amount of senior secured notes comprised of $2.000 billion aggregate principal amount of 4 1/8% notes due 2029, $1.000 billion aggregate principal amount of 5 1/8% notes due 2039 and $2.000 billion aggregate principal amount of 5 1/4% notes due 2049. During July 2019, we redeemed all $600 million outstanding aggregate principal amount of 4.250% senior secured notes due 2019, all $3.000 billion outstanding aggregate principal amount of 6.500% senior secured notes due 2020 and all $1.350 billion outstanding aggregate principal amount of 5.875% senior secured notes due 2022. The pretax loss on retirement of debt for these redemptions was $211 million. During August 2018, we issued $2.000 billion aggregate principal amount of senior notes comprised of $1.000 billion aggregate principal amount of 5.375% notes due 2026 and $1.000 billion aggregate principal amount of 5.625% notes due 2028. We used the net proceeds for general corporate purposes, including funding the purchase of a hospital, and the redemption of all $1.500 billion aggregate principal amount of our existing 3.750% senior secured notes maturing in March 2019. The pretax loss on retirement of debt was $9 million.
The effective tax rates were 23.9% and 20.5% for the first nine months of 2019 and 2018, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first nine months of 2019 and 2018 included tax benefits of $56 million and $119 million, respectively, related to employee equity award settlements. Our provisions for income taxes for the first nine months of 2018 also included $28 million of reductions for tax credits related to certain 2017 hurricane-related expenses. Excluding the effect of these adjustments, the effective tax rate for the first nine months of 2019 and 2018 would have been 25.7% and 24.8%, respectively.
Net income attributable to noncontrolling interests increased from $421 million for the first nine months of 2018 to $438 million for the first nine months of 2019. The largest component of the increase related to the operations of our surgery center partnerships.
Liquidity and Capital Resources
Cash provided by operating activities totaled $5.097 billion in the first nine months of 2019 compared to $4.586 billion in the first nine months of 2018. The $511 million increase in cash provided by operating activities in the first nine months of 2019 compared to the first nine months of 2018 related primarily to the combined effect of an increase in net income, excluding gains on sales of facilities and losses on retirement of debt, of $333 million and an increase in depreciation expense of $205 million. The combined interest payments and net tax payments in the first nine months of 2019 and 2018 were $2.206 billion and $2.124 billion, respectively. Working capital totaled $3.645 billion at September 30, 2019 and $2.644 billion at December 31, 2018.
Cash used in investing activities was $4.375 billion in the first nine months of 2019 compared to $2.615 billion in the first nine months of 2018. Acquisitions of hospitals and health care entities increased from $1.056 billion in the first nine months of 2018 to $1.592 billion in the first nine months of 2019, primarily related to an acquisition of a seven-hospital health system in North Carolina. Excluding acquisitions, capital expenditures were $2.884 billion in the first nine months of 2019 and $2.420 billion in the first nine months of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
2018. Capital expenditures, excluding acquisitions, are expected to approximate $3.8 billion in 2019. At September 30, 2019, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.2 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Cash received from disposals of hospitals and health care entities declined $753 million for the first nine months of 2019 compared to the first nine months of 2018 primarily related to the receipt of $758 million in 2018 from the sale of the two hospital facilities in our Oklahoma market.
Cash used in financing activities totaled $661 million in the first nine months of 2019 compared to $2.114 billion in the first nine months of 2018. During the first nine months of 2019, net cash flows used in financing activities included a net increase of $1.132 billion in our indebtedness, payments of cash dividends of $414 million, repurchases of common stock of $759 million, distributions to noncontrolling interests of $404 million and payments of debt issuance costs of $71 million. During the first nine months of 2018, net cash flows used in financing activities included a net increase of $18 million in our indebtedness, payment of cash dividends of $366 million, repurchases of common stock of $1.195 billion and distributions to noncontrolling interests of $315 million.
We are a highly leveraged company with significant debt service requirements. Our debt totaled $34.245 billion at September 30, 2019. Our interest expense was $1.386 billion for the first nine months of 2019 and $1.309 billion for the first nine months of 2018.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.708 billion and $2.978 billion available as of September 30, 2019 and October 31, 2019, respectively) and anticipated access to public and private debt markets.
During January 2019, we issued $1.500 billion aggregate principal amount of senior unsecured notes comprised of $1.000 billion aggregate principal amount of 5.875% notes due 2029 and $500 million aggregate principal amount of 5.625% notes due 2028. We used the net proceeds to fund the purchase of a seven-hospital health system located in western North Carolina.
During June 2019, we issued $5.000 billion aggregate principal amount of senior secured notes comprised of $2.000 billion aggregate principal amount of 4 1/8% notes due 2029, $1.000 billion aggregate principal amount of 5 1/8% notes due 2039 and $2.000 billion aggregate principal amount of 5 1/4% notes due 2049. During July 2019, we redeemed all $600 million outstanding aggregate principal amount of 4.250% senior secured notes due 2019, all $3.000 billion outstanding aggregate principal amount of 6.500% senior secured notes due 2020 and all $1.350 billion outstanding aggregate principal amount of 5.875% senior secured notes due 2022.
During July 2019, we entered into a joinder agreement to refinance our existing $1.120 billion senior secured term
 A-5
 loan credit facility maturing on June 10, 2020 with a new $1.120 billion senior secured term
 A-6
 loan credit facility maturing on July 16, 2024.
Investments of our professional liability insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $453 million and $409 million at September 30, 2019 and December 31, 2018, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $179 million and $183 million at September 30, 2019 and December 31, 2018, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.581 billion and $1.509 billion at September 30, 2019 and December 31, 2018, respectively. Claims payments, net of reinsurance recoveries, during the next

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
12 months are expected to approximate $449 million. We estimate that approximately $409 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.
Market Risk
We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $453 million at September 30, 2019. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2019, we had a net unrealized gain of $19 million on the insurance subsidiaries’ investments.
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
With respect to our interest-bearing liabilities, approximately $4.249 billion of long-term debt at September 30, 2019 was subject to variable rates of interest, while the remaining balance in long-term debt of $29.996 billion at September 30, 2019 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.4% and 5.3% for the nine months ended September 30, 2019 and 2018, respectively.
The estimated fair value of our total long-term debt was $37.162 billion at September 30, 2019. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Market Risk (continued)
with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $42 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
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
Operating Data

	2019	2018
Number of hospitals in operation at:
March 31	185	178
June 30	184	178
September 30	184	179
December 31		179
Number of freestanding outpatient surgical centers in operation at:
March 31	124	120
June 30	125	122
September 30	125	122
December 31		123
Licensed hospital beds at(a):
March 31	48,455	46,745
June 30	48,483	46,723
September 30	48,588	47,060
December 31		47,199
Weighted average licensed beds(b):
Quarter:
First	48,036	46,686
Second	48,429	46,667
Third	48,535	46,909
Fourth		47,159
Year		46,857
Average daily census(c):
Quarter:
First	28,966	28,130

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2019	2018
Second	27,808	26,047
Third	27,502	25,991
Fourth		26,510
Year		26,663
Admissions(d):
Quarter:
First	523,196	507,873
Second	518,253	494,610
Third	527,284	497,899
Fourth		503,371
Year		2,003,753
Equivalent admissions(e):
Quarter:
First	889,956	849,164
Second	903,419	851,047
Third	918,964	854,940
Fourth		865,255
Year		3,420,406
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	4.9	4.8
Third	4.8	4.8
Fourth		4.8
Emergency room visits(g):
Quarter:
First	2,287,440	2,302,112
Second	2,253,337	2,148,338
Third	2,269,364	2,139,375
Fourth		2,174,606
Year		8,764,431
Outpatient surgeries(h):
Quarter:
First	240,846	232,483
Second	253,441	246,013
Third	249,177	236,801
Fourth		256,240
Year		971,537
Inpatient surgeries(i):
Quarter:
First	137,363	135,036
Second	140,473	137,403
Third	143,215	137,156
Fourth		138,625
Year		548,220

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2019	2018
Days revenues in accounts receivable(j):
Quarter:
First	53	50
Second	52	52
Third	52	52
Fourth		51
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	38%	37%
Second	39%	39%
Third	39%	39%
Fourth		38%
Year		38%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries. Reclassifications between inpatient surgery cases and outpatient surgery cases for 2018 have been made to conform to the 2019 presentation.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries. Reclassifications between inpatient surgery cases and outpatient surgery cases for 2018 have been made to conform to the 2019 presentation.

(j)	Revenues per day is calculated by dividing revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the quarter divided by revenues per day.

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption “Market Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of September 30, 2019. There were no material changes in HCA’s internal control over financial reporting during the third quarter of 2019.
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

Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam
lawsuit. The Company is vigorously defending against the lawsuit being pursed by the relator. We cannot predict what effect, if any, the qui tam
lawsuit could have on the Company.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During January 2019, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During the quarter ended September 30, 2019, we repurchased 1,845,444 shares of our common stock at an average price of $129.64 per share through market purchases pursuant to the $2 billion share repurchase program authorized during January 2019. At September 30, 2019, we had $1.513 billion of repurchase authorization available under the January 2019 authorization.
The following table provides certain information with respect to our repurchases of common stock from July 1, 2019 through September 30, 2019 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2019 through July 31, 2019	632,975	$139.03	632,975	$1,665
August 1, 2019 through August 31, 2019	526,342	$125.40	526,342	$1,599
September 1, 2019 through September 30, 2019	686,127	$124.22	686,127	$1,513

Total for third quarter 2019	1,845,444	$129.64	1,845,444	$1,513

On October 28, 2019, our Board of Directors declared a quarterly dividend of $0.40 per share on our common stock payable on December 27, 2019 to stockholders of record on December 2, 2019. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6.    EXHIBITS
(a) List of Exhibits:

4.1	—
Joinder Agreement No. 8, dated as of July 16, 2019, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 22, 2019 (File No. 001-11239), and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following financial information from our quarterly report on Form
 10-Q
for the quarters and nine months ended September 30, 2019 and 2018, filed with the SEC on November 1, 2019, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2019 and 2018, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2019 and 2018, (iv) the condensed consolidated statements of stockholders’ deficit for the quarters and nine months ended September 30, 2019 and 2018, (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/s/ William B. Rutherford
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: November 1, 2019