Form 10-K
period 2019-12-31
HCA Healthcare, Inc.
filed 2020-02-20
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission File Number
1-11239

HCA Healthcare, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3865930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Park Plaza Nashville , Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (
615
)

344-9551
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock , $0.01 Par Value	HCA	New York Stock Exchange

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
of the Act).    Yes
☐
    No
☒
As of January 31, 2020, there were
338,427,300

outstanding shares of the Registrant’s common stock. As of June 30, 2019, the aggregate market value of the common stock held by nonaffiliates was approximately $36.403 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy materials for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I
Item 1.	Business

General
HCA Healthcare, Inc. is one of the leading health care services companies in the United States. At December 31, 2019, we operated 184 hospitals, comprised of 179 general, acute care hospitals; three psychiatric hospitals; and two rehabilitation hospitals. In addition, we operated 123 freestanding surgery centers. Our facilities are located in 21 states and England.
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
Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Healthcare, Inc., One Park Plaza, Nashville, Tennessee 37203, and is also available on the Ethics and Compliance and Corporate Governance portion of our website at www.hcahealthcare.com.

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
At December 31, 2019, we owned and operated 179 general, acute care hospitals with 48,443 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.
At December 31, 2019, we operated three psychiatric hospitals with 412 licensed beds. Our psychiatric hospitals provide therapeutic programs, including child, adolescent and adult psychiatric care and adolescent and adult alcohol and drug abuse treatment and counseling.
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
Sources of Revenue
Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Reimbursement rates for inpatient and outpatient services vary significantly depending on the type of third-party payer, the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through the American Health Benefit Exchanges (“Exchanges”)), private insurers and directly from patients. Our revenues by primary third-party payer classification and other (including uninsured patients) for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2019	Ratio	2018	Ratio	2017	Ratio
Medicare	$10,798	21.0%	$9,831	21.1%	$9,285	21.3%
Managed Medicare	6,452	12.6	5,497	11.8	4,680	10.7
Medicaid	1,572	3.1	1,358	2.9	1,316	3.0
Managed Medicaid	2,450	4.8	2,403	5.1	2,165	5.0
Managed care and other insurers	26,544	51.6	24,467	52.4	23,342	53.5
International (managed care and other insurers)	1,162	2.3	1,156	2.5	1,097	2.5
Other	2,358	4.6	1,965	4.2	1,729	4.0

Revenues	$51,336	100.0%	$46,677	100.0%	$43,614	100.0%

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
Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private health insurers, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans, including health plans offered through the Exchanges. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” For services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, patients are generally responsible for any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from government health care programs or other third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or for financial relief under our charity care policy. We may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
Medicare
In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. In 2013, the Centers for Medicare & Medicaid Services (“CMS”) began imposing a 2.0% reduction on Medicare payments, and these reductions have been extended through 2029.
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
MS-DRG
rates are updated, and
MS-DRG
weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the
MS-DRG
rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. Each federal fiscal year, the annual market basket update is reduced by a productivity adjustment based on the Bureau of Labor Statistics (“BLS”)
10-year
moving average of changes in specified economy-wide productivity, as required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.
For federal fiscal year 2019, CMS increased the
MS-DRG
rate by approximately 1.85%. This increase reflected a market basket update of 2.9%, adjusted by the following percentage points: a 0.75 reduction required by the Affordable Care Act, a negative 0.8 productivity adjustment, and a positive 0.5 adjustment in accordance with the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). For federal fiscal year 2020, CMS increased the
MS-DRG
rate by approximately 3.1%. This increase reflects a market basket update of 3.0%, adjusted by the following percentage points: a negative 0.4 productivity adjustment and a positive 0.5 adjustment required by MACRA. Additional adjustments may apply, depending on patient-specific or hospital-specific factors. For example, the two midnight rule limits payments to hospitals when services to Medicare beneficiaries are payable as inpatient services. In addition, under the post-acute care transfer policy, Medicare reimbursement rates may be reduced when an inpatient hospital discharges a patient in a specified
MS-DRG
to certain post-acute care settings, including, effective October 1, 2018, hospice care.
CMS has implemented and is implementing a number of programs and requirements intended to transform Medicare from a passive payer to an active purchaser of quality goods and services. For example, hospitals that do not successfully participate in the Hospital Inpatient Quality Reporting Program are subject to a 25% reduction of the market basket update. Hospitals that do not demonstrate meaningful use of electronic health records (“EHRs”) are subject to a 75% reduction of the market basket update.
Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying
MS-DRG
if certain designated hospital acquired conditions (“HACs”) were not present on admission and the identified HAC is the only condition resulting in the assignment of the higher paying
MS-DRG.
In this situation, the case is paid as though the secondary diagnosis was not present. There are currently 14 categories of conditions on the list of HACs. In addition, the 25% of hospitals with the worst risk-adjusted HAC scores in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments. CMS has also established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis.
Payments to hospitals may also be reduced based on readmission rates. Each federal fiscal year, inpatient payments are reduced if a hospital experiences “excess” readmissions within the
30-day
time period from the date of discharge for conditions designated by CMS. For federal fiscal year 2017 and subsequent years, CMS has designated six conditions or procedures, including heart attack, pneumonia and total hip arthroplasty. Hospitals with what CMS defines as excess readmissions for these conditions or procedures receive reduced payments for all inpatient discharges, not just discharges relating to the conditions or procedures subject to the excess readmission standard. The amount by which payments are reduced is determined by assessing a hospital’s performance relative to hospitals with similar proportions of dual eligible patients, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments. Each hospital’s performance is publicly reported by CMS.
In addition, CMS reduces the inpatient PPS payment amount for all discharges by 2.0%. The total amount collected from these reductions is pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Affordable Care Act provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: clinical outcomes; efficiency and cost reduction; safety; and person and community engagement. CMS estimates that $1.9 billion will be available to hospitals as incentive payments in federal fiscal year 2020 under the Hospital Value-Based Purchasing Program.
Outpatient
CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, nonimplantable orthotics and prosthetics, freestanding surgery center services and services provided by independent diagnostic testing facilities. In addition, certain items and services furnished by off-campus
provider-based departments, subject to certain exceptions, are not covered as outpatient department services under the outpatient PPS, but are reimbursed under the Medicare Physician Fee Schedule (“Physician Fee Schedule”), subject to adjustments as specified by CMS. In calendar year 2019, CMS began a two-year
phase-in
of an expanded site-neutral policy under which clinic visit services provided at all off-campus
provider-based departments are reimbursed at the Physician Fee Schedule rate, which is generally lower than the PPS rate. Previously, this rate did not apply to “excepted” provider-based departments. However, in September 2019, a federal judge invalidated the expansion of the site-neutral payment policy for 2019. CMS is appealing this decision, but it is reprocessing the 2019 claims paid at the lower rates. For calendar year 2020, CMS issued a final rule implementing year two of the policy phase-in.
Hospitals have also challenged the policy for 2020, but the case has not yet been decided.
Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. Each calendar year, the annual market basket update is further reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity as required by the Affordable Care Act. For calendar year 2019, CMS increased APC payment rates by an estimated 1.35%. This increase reflected a market basket increase of 2.9% with a negative 0.8 percentage point productivity adjustment and a negative 0.75 percentage point adjustment required by the Affordable Care Act. For calendar year 2020, CMS increased APC payment rates by an estimated 2.6%. This increase reflects a market basket increase of 3.0% with a negative 0.4 percentage point productivity adjustment. Together with other policy changes, CMS estimates that the calendar year 2020 rates will increase Medicare outpatient PPS payments by 1.3%. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2.0 percentage point reduction in the annual payment update under the outpatient PPS.
The 340B program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates as are applied to
non-340B-discounted
drugs. In a final rule effective January 1, 2018, the U.S. Department of Health and Human Services (“HHS”) reduced the Medicare payments under the outpatient PPS for most drugs obtained at the 340B-discounted rates. HHS continued to apply the reduced rates in 2019. On May 6, 2019, the United States District Court for the District of Columbia reaffirmed its ruling that the adoption of the 2018 rule had exceeded HHS’ statutory authority and reached the same conclusion with respect to a final rule for the 2019 rates. The court has remanded to the agency to craft appropriate remedies to implement the holding. HHS is appealing the decision but has also announced its intent to survey hospitals for drug acquisition cost data, which it may use to craft a remedy. Depending upon the remedy and the outcome of any appeal, this case could result in a decrease to the Company’s outpatient Medicare reimbursement. For calendar year 2020, HHS will continue to pay the reduced rates that took effect in 2018, although this is also the subject of ongoing litigation.
Rehabilitation
CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups that reflect the relative resource intensity typically associated with the patient’s clinical condition. The case mix groups are based upon impairment, age, functional motor and cognitive scores, and comorbidities (additional diseases or disorders from which the patient suffers). IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for facility-specific factors, such as area wage levels, proportion of low-income
patients, and location in a rural area. Each federal fiscal year, the IRF rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For federal fiscal year 2019, CMS increased IRF payment rates by an estimated 1.3%, reflecting an IRF market basket update of 2.9% with a negative 0.8 percentage point productivity adjustment and a 0.75 percentage point reduction required by the Affordable Care Act, among other payment adjustments. For federal fiscal year 2020, CMS increased IRF payment rates by an estimated 2.5%, reflecting an IRF market basket update of 2.9% with a negative 0.4 percentage point productivity adjustment. In addition, CMS requires IRFs to report quality measures to avoid receiving a reduction of 2.0 percentage points to the market basket update. CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by IRFs.
In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent
12-month
CMS-defined
review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission
screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2019, we had two rehabilitation hospitals and 63 hospital rehabilitation units.
Psychiatric
Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis. The inpatient psychiatric facility (“IPF”) PPS is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. Each federal fiscal year, IPF payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For federal fiscal year 2019, CMS increased IPF payment rates by an estimated 1.1%, which reflects a 2.9% IPF market basket update with a negative 0.8 percentage point productivity adjustment, a negative 0.75 percentage point adjustment as required by the Affordable Care Act, and other payment adjustments. For federal fiscal year 2020, CMS increased IPF payment rates by an estimated 1.75%, which reflects a 2.9% IPF market basket increase with a negative 0.4 percentage point productivity adjustment and a 0.75 percentage point reduction required by statute, among other payment adjustments. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2.0 percentage point reduction to the market basket update. As of December 31, 2019, we had three psychiatric hospitals and 55 hospital psychiatric units.
Ambulatory Surgery Centers
CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS expands the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Some commercial third-party payers have adopted similar policies.
Historically, CMS updated reimbursement rates for ASCs based on changes to the consumer price index. However, for calendar years 2019 through 2023, CMS updates to ASC reimbursement rates will be based on the hospital market basket index, partly to promote site-neutrality between hospitals and ASCs. For each federal fiscal year, the ASC payment system update is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For calendar year 2019, CMS increased ASC payment rates by 2.1%, which reflected a market basket increase of 2.9%, less a 0.8 percentage point productivity adjustment. For calendar year 2020, CMS increased ASC payment rates by 2.6%, which reflects a market basket increase of 3.0% and a negative 0.4 percentage point productivity adjustment. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures receive a 2.0 percentage point reduction to the consumer price index update.
Physician Services
Physician services are reimbursed under the Physician Fee Schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services, relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the Physician Fee Schedule may not differ by more than $20 million from what payments would have been if adjustments were not made. CMS annually reviews resource inputs for select services as part of the potentially misvalued code initiative. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For 2020, CMS updated the conversion factor based on a budget neutrality adjustment of 0.14%.
Medicare payments are adjusted based on participation in the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment between 2019 and 2024 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Currently, providers electing this option may receive payment incentives or be subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs. Performance data collected in 2020 will result in payment adjustments of up to 9% in 2022. MIPS consolidates components of three previously established physician incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.
Other
Under PPS, the payment rates are adjusted for area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes is not anticipated to have a material financial impact for 2020.
Medicare reimburses hospitals for a portion (65%) of deductible and coinsurance amounts that are uncollectable from Medicare beneficiaries.
CMS has implemented contractor reform whereby CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”), which are geographically assigned across 12 jurisdictions to service both Part A and Part B providers. While providers with operations across multiple geographies had the option of having all hospitals use one home office MAC, we chose to use the MACs assigned to the geographic areas in which our hospitals are located. CMS periodically re-solicits
bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flows.
CMS contracts with third parties to promote the integrity of the Medicare program through reviews of quality concerns and detections, and corrections of improper payments. Quality Improvement Organizations (“QIOs”), for example, are groups of physicians and other health care quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary, and that are provided in the most appropriate setting. Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service
Medicare program. The compensation for RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis and expanded the RAC program to the Managed Medicare program and Medicare Part D. CMS is transitioning some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform audits, investigations and other integrity activities.
We have established policies and procedures to respond to requests from and payment denials by RACs and other Medicare contractors. Payment recoveries resulting from reviews and denials are appealable through administrative and judicial processes, and we pursue reversal of adverse determinations at appropriate appeal levels. We incur additional costs related to responding to requests and denials, including costs associated with responding to requests for records and pursuing the reversal of payment denials and losses associated with overpayments that are not reversed upon appeal. Currently, there are significant delays in the Medicare appeals process. Depending upon changes to and the growth of the RAC program and other Medicare integrity programs and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Medicare reimburses teaching hospitals for portions of the direct and indirect costs of graduate medical education (“GME”) through statutory formulas that are generally based on the number of medical residents and which take into account patient volume or the number of hospital beds. Accrediting organizations review GME programs for compliance with educational standards. Many of our hospitals operate GME or other residency programs to train physicians and other allied health professionals.
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
Medicaid
Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Affordable Care Act requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. A number of states, including Texas and Florida, have opted out of the Medicaid expansion. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. The presidential administration and a number of members of Congress have indicated their intent to increase state flexibility in the administration of Medicaid programs, including allowing states to condition enrollment on work or other community engagement.
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
Accountable Care Organizations and Bundled Payment Initiatives
An Accountable Care Organization (“ACO”) is a network of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program, which was established pursuant to the Affordable Care Act, and the Next Generation ACO Model.
The Center for Medicare & Medicaid Innovation (“CMMI”) is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs, while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMMI has implemented bundled payment models, including the Bundled Payment Care Improvement Advanced (“BPCI Advanced”) program, which is voluntary and expected to run through December 2023. Participation in bundled payment programs is generally voluntary, but CMS has required providers in selected geographic areas to participate in a mandatory bundled program for specified orthopedic procedures, which is scheduled to run through December 2020. HHS has indicated that it plans to implement additional bundled payment programs, some of which will be mandatory.
HHS continues to focus on shifting from traditional
fee-for-service
reimbursement models to alternative payment models that tie reimbursement to quality and/or value, including bundled payment and pay-for-performance
programs. Several private third-party payers are increasingly employing such reimbursement models, which may increasingly shift financial risk to providers.
Disproportionate Share Hospital and Medicaid Supplemental Payments
In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income
patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate Share Hospital (“DSH”) payment adjustments are determined annually based on certain statistical information required by HHS and are paid as a percentage addition to
MS-DRG
payments. CMS also distributes a payment to each DSH hospital that is allocated according to the hospital’s proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals.

Some states make additional payments to providers through the Medicaid program for certain specific claims. These supplemental payments may be in the form of Medicaid DSH payments, which help to offset hospital uncompensated care costs, or upper payment limit supplemental payments, which are intended to address the difference between Medicaid fee-for-service
payments and Medicare reimbursement rates. CMS is considering changes to both types of payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Affordable Care Act and subsequent legislation provide for reductions to the Medicaid DSH hospital program. Under the budget bill signed into law in February 2018, Medicaid DSH payments will be reduced by $4 billion in 2020 and by $8 billion per year from 2021 through 2025. However, Congress has delayed the implementation of these reductions until May 23, 2020.
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
Managed Care and Other Discounted Plans
Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private health insurers. Admissions reimbursed by commercial managed care and other insurers were 28% of our total admissions for each of the years ended December 31, 2019, 2018 and 2017, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases of approximately 4% from managed care payers during 2019, there can be no assurance that we will continue to receive increases in the future. Price transparency initiatives may impact our ability to obtain or maintain favorable contract terms. Further, it is not clear what impact, if any, health reform efforts at the federal and state levels, consolidation within the third-party payer industry and vertical integration among third-party payers and health care providers will have on our ability to negotiate reimbursement rates.

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
A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2019, approximately 84% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. In addition, health insurers are required to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. The financial impact of the obligation to screen for and stabilize emergency medical conditions has been offset, in part, by provisions of the Affordable Care Act that decrease the number of uninsured individuals. However, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. Further, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. It is difficult to predict the impact of these changes, but they may result in fewer individuals electing to obtain public or private health insurance or affect the scope of such coverage, if purchased.
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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Number of hospitals at end of period	184	179	179	170	168
Number of freestanding outpatient surgery centers at end of period	123	123	120	118	116
Number of licensed beds at end of period(a)	49,035	47,199	46,738	44,290	43,771
Weighted average licensed beds(b)	48,480	46,857	45,380	44,077	43,620
Admissions(c)	2,108,927	2,003,753	1,936,613	1,891,831	1,868,789
Equivalent admissions(d)	3,646,335	3,420,406	3,286,432	3,191,519	3,122,746
Average length of stay (days)(e)	4.9	4.9	4.9	4.9	4.9
Average daily census(f)	28,134	26,663	26,000	25,340	25,084
Occupancy rate(g)	58%	57%	57%	58%	58%
Emergency room visits(h)	9,161,129	8,764,431	8,624,137	8,378,340	8,050,159
Outpatient surgeries(i)	1,009,947	971,537	941,231	932,213	909,386
Inpatient surgeries(j)	566,635	548,220	540,304	537,306	529,900

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(d)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(e)	Represents the average number of days admitted patients stay in our hospitals.

(f)	Represents the average number of patients in our hospital beds each day.

(g)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(h)	Represents the number of patients treated in our emergency rooms.

(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

Competition
Generally, other hospitals in the communities we serve provide services similar to those offered by our hospitals. Additionally, in recent years the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. In some cases, competing facilities are more established than our hospitals. Some competing facilities are physician-owned or are owned by tax-supported
government agencies and many others are owned by
not-for-profit
entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported
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
Trends toward clinical and pricing transparency may impact our competitive position in ways that are difficult to predict. For example, hospitals are currently required to publish online a list of their standard charges for items and services. In 2019, CMS issued a final rule that, beginning in 2021, will require hospitals to publish additional types of standard charges for all items and services, including discounted cash prices and payer-specific and de-identified
negotiated charges, in a publicly accessible online file. Hospitals will also be required to publish a consumer-friendly list of charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services. The 2019 rule is the subject of ongoing court challenges.
Our strategies are designed to ensure our hospitals are competitive. We believe our hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered, and quality and condition of the facilities. We focus on operating outpatient services with accessibility and convenient service for patients and predictability and efficiency for physicians.
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
Another major factor in the competitive position of our hospitals is our ability to negotiate service contracts with group purchasers of health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. Similarly, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group purchasers of health care services on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our contracts with third-party payers and enter into new contracts on favorable terms. Other health care providers may impact our ability to enter into contracts with third-party payers or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Price transparency initiatives and increasing vertical integration efforts involving third-party payers and health care providers, among other factors, may increase these challenges. Moreover, the trend toward consolidation among private third-party payers tends to increase payer bargaining power over fee structures. In addition, health reform efforts, such as the Affordable Care Act’s limitations on rescissions of coverage and pre-existing
condition exclusions, may lead to private third-party payers increasingly demanding reduced fees or being unwilling to negotiate reimbursement increases. Health plans increasingly utilize narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier. These trends may continue regardless of potential repeal or replacement of, or changes to, the

Affordable Care Act, or other health reform efforts. The importance of obtaining contracts with group purchasers of health care services varies from community to community, depending on the market strength of such organizations.
State certificate of need (“CON”) laws, which place limitations on a health care facility’s ability to expand services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. Before issuing a CON or other approval, these states consider the need for additional, changes in, or expanded health care facilities or services. Removal of these requirements could reduce barriers to entry and increase competition in our service areas. In those states that do not require state approval or that set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See Item 1, “Business — Regulation and Other Factors.”
We and the health care industry as a whole face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and contracting for provider services by third-party payers remain ongoing challenges.
Admissions, average lengths of stay and reimbursement amounts continue to be negatively affected by third-party payer pre-admission
authorization requirements, utilization review and pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and third-party payer pressures are expected to continue. To meet these challenges, we intend to expand and update our facilities or acquire or construct new facilities where appropriate, enhance the provision of a comprehensive array of outpatient services, offer market competitive pricing to group purchasers of health care services, upgrade facilities and equipment and offer new or expanded programs and services.
Regulation and Other Factors
Licensure, Certification and Accreditation
Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting, building codes and environmental protection. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe our health care facilities are properly licensed under applicable state laws. Each of our acute care hospitals located in the United States is eligible to participate in Medicare and Medicaid programs and is accredited by The Joint Commission. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs. From time to time, we may acquire a facility that is not accredited but for which we will seek accreditation. If any facility were to lose accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from private third-party payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change, and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure, lapses in reimbursement or other penalties.
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
Anti-kickback Statute
A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Affordable Care Act provides that knowledge of the law or the intent to violate the law is not required. Violations of the Anti-kickback Statute may be punished by criminal fines of up to $100,000 per violation, imprisonment, substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. In addition, submission of a claim for services or items generated in violation of the Anti-kickback Statute may be subject to additional penalties under the federal False Claims Act (“FCA”) as a false or fraudulent claim.
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
There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. Although there is an exception for a physician’s ownership interest in an entire hospital, the Affordable Care Act prohibits physician-owned hospitals established after December 31, 2010 from billing for Medicare or Medicaid patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare or Medicaid. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.
Through a series of rulemakings, CMS has issued final regulations implementing the Stark Law. While these regulations were intended to clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Further, we do not always have the benefit of significant regulatory or judicial interpretation of the Stark Law and its implementing regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and are subject to continuing legal and regulatory change. We cannot assure that every relationship complies fully with the Stark Law.
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
The Federal False Claims Act and Similar State Laws
We are subject to state and federal laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. One of the most prominent of these laws is the FCA, which may be enforced by the federal government directly or by a qui tam
plaintiff, or whistleblower, on the government’s behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. In addition, the FCA covers payments made in connection with the Exchanges created under the Affordable Care Act, if those payments include any federal funds. When a private party brings a qui tam
action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. If a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus substantial mandatory civil penalties for each separate false claim. These penalties are updated annually based on changes to the consumer price index.
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
Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. These civil penalties are updated annually based on updates to the consumer price index. HHS enforces the regulations and performs compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We enforce compliance in accordance with HIPAA privacy and security regulations. The Information Protection and Security Department monitors our compliance with the HIPAA privacy and security regulations. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. The California Consumer Privacy Act of 2018 (the “CCPA”) affords consumers expanded privacy protections effective January 1, 2020. The potential effects of this legislation are far-reaching
 and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches.
Many foreign data privacy regulations (including the European Union’s General Data Protection Regulation (the “GDPR”)) are more stringent than those in the United States. In the case of non-compliance with a material provision of the GDPR (such as non-adherence to the core principles of processing personal data), regulators have the authority to levy a fine in an amount that is up to the greater of
€
20 million or 4% of global annual turnover in the prior year. If it is determined that non-compliance is related to a non-material provision (such as failure to comply with technical measures), regulators may impose a fine in an amount that is up to the greater of
€
10 million or 2% of the global annual turnover from the prior year. These administrative fines are discretionary and based, in each case, on a multi-factored approach.
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
Because the law in this area is complex and constantly evolving, governmental investigations or litigation may result in interpretations that are inconsistent with our practices or industry practices.
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
Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Affordable Care Act includes additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, including $10 million in federal fiscal year 2020. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.
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
Health Care Reform
The health care industry is subject to changing political, regulatory, and other influences, along with various scientific and technological initiatives. In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Affordable Care Act. The Affordable Care Act affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. However, there is uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges. The presidential administration and a number of members of Congress have stated their intent to repeal or make additional significant changes to the Affordable Care Act, its implementation or interpretation. For example, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Further, the President of the United States signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act, which may result in additional changes in how the law is implemented. Effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was eliminated. As a result of this change, in December 2018, the United States District Court for the North District of Texas found the individual mandate to be unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. Pending the appeals process, the law remains in place. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.
As currently structured, the Affordable Care Act expands coverage through a combination of private sector health insurance requirements, public program expansion and other reforms. Expansion of coverage through the private sector has been driven by requirements applicable to health insurers, employers, and individuals. For example, health insurers are prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing
conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Expansion in public program coverage has been driven primarily by expanding the categories of individuals eligible for Medicaid coverage and permitting individuals with relatively higher incomes to qualify. A number of states, including Texas and Florida, have opted out of the Medicaid expansion provisions, which they may do without losing federal funding. For states that have not participated in the Medicaid expansion, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state. Some states are using waivers granted by CMS to expand their Medicaid programs, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. In addition, some states are proposing or have implemented various health reform initiatives at the state level. For example, some states have proposed public health insurance options, and some states have passed or are considering legislation to address out-of-network
billing.
The Affordable Care Act has had a net positive effect on the Company to date, before considering the impact of Medicare reductions that began in 2010, and it is expected that the law, as presently implemented, will continue to have a positive contribution to the Company’s results of operations. However, there is uncertainty regarding the ongoing net effect of the Affordable Care Act due to efforts to change, repeal or replace the Affordable Care Act, court challenges, and the development of agency guidance, among other factors. There is also uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage, including single-payer proposals (often referred to as “Medicare for All”), and some states are considering similar measures. Other initiatives and proposals, including those aimed at price transparency and out-of-network
charges, may impact prices and the relationships between health care providers and insurers. These issues are further discussed in Item 1A, “Risk Factors.”
General Economic and Demographic Factors
The health care industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals and other providers. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the United States population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and increased difficulties in collecting patient receivables for copayment and deductible amounts.

Compliance Program
We maintain a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the ethics and compliance program, we provide annual ethics and compliance training to our employees and encourage all employees to report any violations to their supervisor, an ethics and compliance officer or to the Company’s ethics line available 24 hours a day by phone and internet portal.
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
Employees and Medical Staffs
At December 31, 2019, we had approximately 280,000 employees, including approximately 70,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2019, certain employees at 37 of our domestic hospitals are represented by various labor unions. One election was held in January 2020 that resulted in the addition of a number of employees to an existing bargaining unit at one of our facilities in California. While no other elections are scheduled in 2020, it is possible that employees at additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.
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
We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If there is additional union organizing activity and to the extent a significant portion of our employee base unionizes, our costs could increase materially. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.
Information about our Executive Officers
As of February 1, 2020, our executive officers were as follows:

Name	Age	Position(s)
Samuel N. Hazen	59	Chief Executive Officer and Director
Jennifer L. Berres	49	Senior Vice President and Chief Human Resource Officer
Phillip G. Billington	52	Senior Vice President — Internal Audit Services
Jeff E. Cohen	48	Senior Vice President — Government Relations
Michael S. Cuffe, M.D.	54	President — Physician Services Group
Jane D. Englebright	62	Senior Vice President and Chief Nursing Officer
Jon M. Foster	58	President — American Group
Charles J. Hall	66	President — National Group
A. Bruce Moore, Jr.	59	President — Service Line and Operations Integration
Sandra L. Morgan	57	Senior Vice President — Provider Relations
J. William B. Morrow	49	Senior Vice President — Finance and Treasurer
P. Martin Paslick	60	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	58	President — Clinical Services Group and Chief Medical Officer
Deborah M. Reiner	58	Senior Vice President — Marketing and Communications
William B. Rutherford	56	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	63	Senior Vice President and Chief Development Officer
Kathryn A. Torres	56	Senior Vice President — Payer Contracting and Alignment
Robert A. Waterman	66	Senior Vice President and General Counsel
Kathleen M. Whalen	56	Senior Vice President and Chief Ethics and Compliance Officer
Christopher F. Wyatt	42	Senior Vice President and Controller

Samuel N. Hazen
was appointed Chief Executive Officer effective January 1, 2019 and was appointed as a director in September 2018. From November 2016 through December 2018, Mr. Hazen served as the Company’s President and Chief Operating Officer. Prior to that, he served as Chief Operating Officer of the Company from

January 2015 to November 2016 and as President — Operations of the Company from 2011 to 2015. He also served as President — Western Group from 2001 to 2011 and as Chief Financial Officer — Western Group of the Company from 1995 to 2001. Prior to that time, Mr. Hazen served in various hospital, regional and division Chief Financial Officer positions with the Company, Humana Inc. and Galen Health Care, Inc.
Jennifer L. Berres
was appointed Senior Vice President and Chief Human Resource Officer effective November 1, 2019. Ms. Berres joined HCA in 1993 and served in various capacities, including as Vice President — Human Resources from April 2013 through October 2019.
Phillip G. Billington
was appointed Senior Vice President — Internal Audit Services effective January 1, 2019. Mr. Billington previously served as Vice President — Corporate Internal Audit from June 2005 to December 2018. Prior to joining HCA, Mr. Billington worked as a managing director for FTI Consulting, Inc., a director for KPMG LLP and was a senior manager at Arthur Andersen LLP.
Jeff E. Cohen
was appointed Senior Vice President — Government Relations effective October 1, 2019. Prior to joining HCA, Mr. Cohen spent 20 years with the Federation of American Hospitals, most recently as Executive Vice President of Public Affairs, where he managed all advocacy, public affairs and communications for the association.
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
Dr. Jane D. Englebright
was appointed Senior Vice President and Chief Nursing Officer in January 2015. Dr. Englebright previously served as Vice President and Chief Nursing Officer from 2007 to January 2015. Dr. Englebright joined HCA in 1992 as a critical care nurse at Lewisville Medical Center in Texas and became Chief Nursing Officer of HCA’s San Antonio Community Hospital in 1996. Dr. Englebright currently serves on The Joint Commission’s Board of Commissioners.
Jon M. Foster
was appointed President — American Group in January 2013. Prior to that, Mr. Foster served as President — Southwest Group from February 2011 to January 2013 and as Division President for the Central and West Texas Division from January 2006 to February 2011. Mr. Foster joined HCA in March 2001 as President and CEO of St. David’s HealthCare in Austin, Texas and served in that position until February 2011. Prior to joining the Company, Mr. Foster served in various executive capacities within the Baptist Health System in Knoxville, Tennessee and The Methodist Hospital System in Houston, Texas.
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
P. Martin Paslick
was appointed Senior Vice President and Chief Information Officer in June 2012. Prior to that time, he served as Vice President and Chief Operating Officer of Information Technology & Services from March 2010 to May 2012 and Vice President — Information Technology & Services Field Operations from September 2006 to February 2010. From January 1998 to September 2006, he served in various Vice President roles in the Company’s Information Technology & Services department. Mr. Paslick joined the Company in 1985.
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
William B. Rutherford
has served as Executive Vice President and Chief Financial Officer since January 2014. Mr. Rutherford previously served as Chief Operating Officer of the Company’s Clinical and Physician Services Group from January 2011 to January 2014 and Chief Financial Officer of the Company’s Outpatient Services Group from November 2008 to January 2011. Prior to that time, Mr. Rutherford was employed by Summit Consulting Group of Tennessee from July 2007 to November 2008 and was Chief Operating Officer of Psychiatric Solutions, Inc. from March 2006 to June 2007. Mr. Rutherford also previously served in various positions with the Company from 1986 to 2005, including Chief Financial Officer of what was then the Company’s Eastern Group, Director of Internal Audit and Director of Operations Support.
Joseph A. Sowell, III
was appointed as Senior Vice President and Chief Development Officer in December 2009. From 1987 to 1996 and again from 1999 to 2009, Mr. Sowell was a partner at the law firm of Waller Lansden Dortch & Davis where he specialized in the areas of health care law, mergers and acquisitions, joint ventures, private equity financing, tax law and general corporate law. He also co-managed
the firm’s corporate and commercial transactions practice. From 1996 to 1999, Mr. Sowell served as the head of development, and later as the Chief Operating Officer of Arcon Healthcare.
Kathryn A. Torres
was appointed Senior Vice President — Payer Contracting and Alignment (formerly Senior Vice President — Employer and Payer Engagement) in July 2016. Ms. Torres joined HCA in 1993 and served in various capacities, including as Vice President of Employer and Payer Engagement and Vice President — Strategy.
Robert A. Waterman
has served as Senior Vice President and General Counsel since November 1997. Mr. Waterman served as a partner in the law firm of Latham & Watkins from September 1993 to October 1997; he was Chair of the firm’s health care group during 1997.
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
We are highly leveraged. As of December 31, 2019, our total indebtedness was $33.722 billion. As of December 31, 2019, we had availability of $1.967 billion under our senior secured revolving credit facility and $1.270 million under our asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, including:
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
Under our asset-based revolving credit facility, borrowing availability is subject to a borrowing base of 85% of eligible accounts receivable less customary reserves, with any reduction in the borrowing base commensurately reducing our ability to access this facility as a source of liquidity. In addition, under the asset-based revolving credit facility, when (and for as long as) the combined availability under our asset-based revolving credit facility and our senior secured revolving credit facility is less than a specified amount for a certain period of time or, if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the asset-based revolving credit facility and to collateralize letters of credit issued thereunder.
Under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios may be affected by events beyond our control, and there can be no assurance we will continue to meet those ratios. A breach of any of these covenants could result in a default under both the cash flow credit facility and the asset-based revolving credit facility. Upon the occurrence of an event of default under these senior secured credit facilities, the lenders thereunder could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit, which would also result in an event of default under a significant portion of our other outstanding indebtedness. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged a significant portion of our assets under our senior secured credit facilities and that collateral is also pledged as collateral under our first lien notes. If any of the lenders under the senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance there will be sufficient assets to repay the senior secured credit facilities, the first lien notes and our other indebtedness.
Our results of operations may be adversely affected by health care reform efforts, including court challenges to, and efforts to repeal, replace or otherwise significantly change the Affordable Care Act. We are unable to predict what, if any, and when such changes will be made in the future.
In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Affordable Care Act. The Affordable Care Act affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. However, there is uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges. The presidential administration and a number of members of Congress have stated their intent to repeal or make additional significant changes to the Affordable Care Act, its implementation or interpretation. For example, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Further, the President of the United States signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act, which may result in additional changes in how the law is implemented.

Effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was eliminated. As a result of this change, in December 2018, the United States District Court for the North District of Texas found the individual mandate to be unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. Pending the appeals process, the law remains in place. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased, either of which may have an adverse effect on our business.
There is uncertainty regarding whether, when, and how the Affordable Care Act may be further changed, the ultimate outcome of court challenges and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business. There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on providers and other health care industry participants. Further, the outcome of the 2020 federal election and its potential impact on health reform efforts is unknown. Some presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage, including single-payer proposals (often referred to as “Medicare for All”), and some states are considering similar measures. CMS has indicated that it intends to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have also signaled interest in changing Medicaid payment models. Other health reform initiatives and proposals, such as those addressing out-of-network
charges, may impact prices, our relationships with patients and payers, and our competitive position. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Health care reform initiatives, including changes to or repeal or invalidation of the Affordable Care Act, may have an adverse effect on our business, results of operations, cash flow, capital resources, and liquidity.
Changes in government health care programs may adversely affect our revenues.
A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 41.5% of our revenues from the Medicare and Medicaid programs in 2019. Changes in government health care programs, including Medicaid waiver programs, may reduce the reimbursement we receive and could adversely affect our business and results of operations. The Affordable Care Act has made significant changes to Medicare and Medicaid, and future health reform efforts or further efforts to repeal or significantly change the Affordable Care Act may impact these programs.
In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. Congress has established automatic spending reductions that extend through 2029. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. We are unable to predict what other deficit reduction initiatives may be proposed by Congress. These reductions are in addition to reductions mandated by the Affordable Care Act and other laws. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the
MS-DRG
system and other payment systems, which may result in reduced Medicare payments. For example, under a site neutrality policy, clinic visit services provided by off-campus
provider-based departments that were formerly paid under the outpatient PPS are now paid under the Physician Fee Schedule, subject to certain exceptions that are being phased out through calendar years 2019 and 2020. Although a federal judge invalidated the expansion of the policy for calendar year 2019, in a decision that CMS is appealing, CMS issued a final rule implementing year two of the policy phase-in
for 2020. CMS is also considering proposals to reduce drug costs and has reduced Medicare payment rates under the outpatient PPS for most drugs obtained at 340B discounted rates, although the final rules implementing the 340B reductions are the subject of ongoing court challenges. CMS may implement changes to how items or services are reimbursed that result in payment reductions for other services.
Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs, dis-enroll
Medicaid recipients who fail to meet work requirements and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Periods of economic weakness may increase the budgetary pressures on many states, and these budgetary pressures may result in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs and is considering changes to the requirements for such programs, which could result in Medicaid supplemental payments being reduced or eliminated. Further, legislation and administrative actions at the federal level may significantly alter the funding for, or structure of, the Medicaid program. For example, from time to time, Congress considers proposals to restructure the Medicaid program to involve block grants that would be administered by the states. CMS has announced its intent to introduce additional flexibilities for Medicaid program operation, including block grants and increased use of value-based care models.
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
Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If there is additional union organizing activity and to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to offset these increased costs as a significant percentage of our revenues consists of fixed, prospective payments. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

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
The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the communities we serve provide services similar to those offered by our hospitals. CMS publicizes on its Hospital Compare website performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with their Medicare reimbursement. The Hospital Compare website provides an overall rating that synthesizes various quality measures into a single star rating for each hospital. Federal law provides for the future expansion of the number of quality measures that must be reported. Further, hospitals are currently required by law to publish online a list of their standard charges for items and services. A CMS final rule implements expanded transparency requirements beginning in 2021, but these additional requirements are the subject of ongoing court challenges. If any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or on patient satisfaction surveys or if our standard charges are higher or are perceived to be higher than our competitors, our competitive position could be negatively affected.
The number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased. Many individuals are seeking a broader range of services at outpatient facilities as a result of the growing availability of stand-alone outpatient health care facilities, the increase in payer reimbursement policies that restrict inpatient coverage and the increase in the services that can be provided on an outpatient basis, including high margin services. Consequently, most of our hospitals operate in a highly competitive environment, which may put pressure on our pricing, ability to contract with third-party payers and the Company’s strategy for volume growth. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit
corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt
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
Our hospitals compete with specialty hospitals and with both our own and unaffiliated freestanding ASCs and other outpatient providers for market share in certain high margin services and for quality physicians and personnel. If ASCs and other outpatient providers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our providers. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Some states that have historically imposed CON or similar prior approval requirements have removed or are considering removing these requirements, which may reduce barriers to entry and increase competition in our service areas. If our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable third-party payer contracts at their facilities than our hospitals and other providers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”
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
The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2019, estimated implicit price concessions of $6.953 billion had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect. The estimated cost of total uncompensated care increased from $3.021 billion for 2017 to $3.318 billion for 2018 and to $3.733 billion for 2019.
Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in total uncompensated care as a result of a number of factors, including conditions impacting the overall economy and high unemployment. Effective January 2019, Congress eliminated the financial penalty associated with the Affordable Care Act’s individual mandate. Further, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. The presidential administration and a number of members of Congress continue to make other efforts to repeal or significantly change the Affordable Care Act, and the law remains subject to court challenges. See Item 1A, “Risk Factors — Our results of operations may be adversely affected by health care reform efforts, including court challenges to, and efforts to repeal, replace or otherwise significantly change the Affordable Care Act. We are unable to predict what, if any, and when such changes will be made in the future.”

We provide uninsured discounts and charity care for individuals, including for those residing in states that choose not to implement the Medicaid expansion or that modify the terms of the program, for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and for certain others who may not have insurance. Some patients may choose to enroll in lower cost Medicaid plans or other health insurance plans with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of health plan structures that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts.
We may not be reimbursed for the cost of expensive, new technology.
As healthcare technology continues to advance, the price of purchasing such new technology has significantly increased for providers. Some payers have not adapted their payment systems to adequately cover the cost of these technologies for providers and patients. If payers do not adequately reimburse us for these new technologies, we may be unable to acquire such technologies or we may nevertheless determine to acquire or utilize these technologies in order to treat our patients. In either case, our results of operations and financial position could be adversely affected.
A cybersecurity incident could result in the compromise of our facilities, confidential data or critical data systems. A cybersecurity incident could also give rise to potential harm to patients; remediation and other expenses; and exposing us to liability under HIPAA, consumer protection laws, common law theories or other laws. Such incidents could subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
We, directly and through third-party vendors, collect and store on our networks and devices sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. We have made significant investments in technology to adopt and meaningfully use EHR and in the use of medical devices that store sensitive data and are integral to the provision of patient care. In addition, medical devices manufactured by third parties that are used within our facilities are increasingly connected to the internet, hospital networks and other medical devices. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems and devices against us or our third-party vendors create risk of cybersecurity incidents, including ransomware, malware and phishing incidents. We are regularly the target of attempted cybersecurity and other threats that could have a security impact. There can be no assurance that we or our third-party vendors will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or incidents. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security, breach notification and consumer protection laws, common law theories or other applicable laws; (v) reputational damage and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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
Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. We have taken precautionary measures to prevent unanticipated problems that could affect our information systems. Nevertheless, we or our third-party vendors that we rely upon may experience system failures. The occurrence of any system failure could result in interruptions, delays, the loss or corruption of data and cessations or interruptions in the availability of systems, all of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.
If our volume of patients with private health insurance coverage declines or we are unable to retain and negotiate favorable contracts with private third-party payers, including managed care plans, our revenues may be reduced.
Private third-party payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid or other government health care programs. Reimbursement rates are set forth by contract when our facilities are in-network,
and payers utilize plan structures to encourage or require the use of in-network
providers. Revenues derived from private third-party payers (domestic only) accounted for 51.6%, 52.4% and 53.5% of our revenues for 2019, 2018 and 2017, respectively. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects the revenues and operating results of our facilities.
Private third-party payers, including managed care plans, continue to demand discounted fee structures, and the ongoing trend toward consolidation among payers tends to increase their bargaining power over fee structures. Payers may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care plans to contract with us. In addition to increasing negotiating leverage of private third-party payers, alignment efforts between third-party payers and health care providers may result in other competitive advantages, such as greater access to performance and pricing data. Our future success will depend, in part, on our ability to retain and renew our third-party payer contracts and enter into new contracts on terms favorable to us, which may be impacted by price transparency initiatives. Cost-reduction strategies by large employer groups and their affiliates, such as directly contracting with a limited number of providers, may also limit our ability to negotiate favorable terms in our contracts and otherwise intensify competitive pressure. It is not clear what impact, if any, future health reform efforts or the repeal of, or further changes to, the Affordable Care Act will have on our ability to negotiate reimbursement increases and participate in third-party payer networks on favorable terms. If we are unable to retain and negotiate favorable contracts with third-party payers or experience reductions in payment increases or amounts received from third-party payers, our revenues may be reduced.
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

Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex and are subject to continuing legal and regulatory change. Thus, we cannot provide assurance that every relationship complies fully with the Stark Law. Unlike the Anti-kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.
Additionally, if we violate the Anti-kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam
, or “whistleblower,” suit. See Item 1, “Business — Regulation and Other Factors.”
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
A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data. For example, the CCPA which affords consumers expanded privacy protections such as the right to know what personal information is collected and how it is used, went into effect on January 1, 2020. California residents also have the right to request a business to delete their personal information unless it is necessary for the business to maintain for certain purposes. They have the right to know if their personal information is being sold or shared and the right to opt-out of the sale or disclosure. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The potential effects of this legislation are far-reaching
and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. The European Union’s General Data Protection Regulation (the “GDPR”) contains stricter privacy restrictions than laws and regulations in the United States and provides for significant fines in the event of violations. These administrative fines are based on a multi-factored approach. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions, which could impact our operations and cause us to incur substantial costs.
We send short message service, or SMS, text messages to patients. While we obtain consent from these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices are not adequate or violate applicable law. In addition, we must ensure that our SMS texting practices comply with regulations and agency guidance under the Telephone Consumer Protection Act (the “TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. While we strive to adhere to strict policies and procedures that comply with the TCPA, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our SMS texting practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.
We engage in consumer debt collection and credit reporting for
HCA-affiliated
hospitals and certain
non-affiliated
hospitals. The federal Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the TCPA restrict the methods that companies may use to contact and seek payment from consumer debtors regarding past due accounts and to report to consumer reporting agencies on the status of those accounts. Many states impose additional requirements on debt collection and credit reporting practices, and some of those requirements may be more stringent than the federal requirements.
If we fail to comply with these or other applicable laws and regulations, which are subject to change, we could be subject to liabilities, including civil penalties, money damages, the loss of our licenses to operate one or more facilities, exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs, civil lawsuits and criminal penalties. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in liability, result in adverse publicity, and adversely affect our business.
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
Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and private third-party payers designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to increasingly affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third-party payers, and may involve prior authorization requirements. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by third-party payers’ preadmission authorization requirements, coverage restrictions, utilization review and by pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Additionally, trends in physician treatment protocols and health plan design, such as health plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies.
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
Budget deficits at federal, state and local government entities have had a negative impact on spending, and may continue to negatively impact spending, for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant third-party payer sources for our hospitals. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the United States population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible receivables.
The industry trend toward value-based purchasing may negatively impact our revenues.
There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. The 25% of hospitals with the worst risk-adjusted HAC scores in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments.
Hospitals with excess readmission rates for conditions designated by HHS receive a reduction in their inpatient PPS operating Medicare payments for all Medicare inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments.
HHS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 2% in each federal fiscal year. HHS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS estimates that $1.9 billion in value-based incentive payments will be available to hospitals in federal fiscal year 2020 based on achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.
CMS has developed several alternative payment models that are intended to reduce costs and improve quality of care for Medicare beneficiaries and has signaled its intent to have states apply similar strategies in the Medicaid context. Examples of alternative payment models include bundled payment models in which, depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Generally, participation in bundled payment programs is voluntary, but CMS requires hospitals in selected markets to participate in a bundled payment initiative for orthopedic services, which is scheduled to run through December 2020. CMS has indicated that it is developing more voluntary and mandatory bundled payment models. Participation in mandatory or voluntary demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.
Some private third-party payers are also transitioning toward alternative payment models or implementing other value-based care strategies. For example, many large private third-party payers currently require hospitals to report quality data, and several private third-party payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due
to certain preventable adverse events.
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
Government agencies and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations. CMS and state Medicaid agencies contract with RACs and other contractors on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare program, including managed Medicare plans, and the Medicaid programs. RAC denials are appealable; however, there are currently significant delays in the Medicare appeals process, which negatively impacts our ability to appeal RAC payment denials. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.
Should we be found out of compliance with applicable laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.
Health care technology initiatives, particularly those related to patient data and interoperability, may adversely affect our operations.
The federal government is working to promote the adoption of health information technology and the promotion of nationwide health information exchange to improve health care. For example, HHS incentivizes the adoption and meaningful use of certified EHR technology through its Promoting Interoperability Programs. Eligible hospitals and eligible professionals, including our hospitals and employed professionals, are subject to reduced payments from Medicare if they fail to demonstrate meaningful use of certified EHR technology. As these technologies have become widespread, the focus has shifted to increasing patient access to health care data and interoperability. The 21 st
Century Cures Act prohibits information blocking by health care providers and certain other entities, which is defined as engaging in activities likely to interfere with, prevent, or materially discourage access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Current and future initiatives related to health care technology and interoperability may require changes to our operations, impose new and complex compliance obligations and require investments in infrastructure. We may be subject to financial penalties for failure to comply. It is difficult to predict how these initiatives will affect our relationships with providers and vendors, participation in health care information exchanges or networks, the exchange of patient data, and patient engagement.
The emergence and effects related to a pandemic, epidemic or outbreak of an infectious disease could adversely affect our operations.
If a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in health care facilities, especially hospitals that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. If any of our facilities were involved, or perceived as being involved, in treating patients from such an infectious disease, patients might cancel elective procedures or fail to seek needed care at our facilities, and our reputation may be negatively affected. Further, a pandemic, epidemic or outbreak might adversely affect our operations by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. We have disaster plans in place and operate pursuant to infectious disease protocols, but the potential emergence of a pandemic, epidemic or outbreak is difficult to predict and could adversely affect our operations.
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
not-for-profit
hospitals to
for-profit
entities. These laws may require prior approval from the state attorney general, advance notification of the attorney general or other regulators and community involvement. Attorneys general in states without specific requirements may exercise broad discretionary authority over transactions involving the sale of not-for-profits
under their general obligations to protect the use of charitable assets. These legislative and administrative efforts often focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit
seller and may include consideration of commitments for capital improvements and charity care by the purchaser. Also, the increasingly challenging regulatory and enforcement environment may negatively impact our ability to acquire health care businesses if they are found to have material unresolved compliance issues, such as repayment obligations. Resolving compliance issues as well as completion of oversight, review or approval processes could seriously delay or even prevent our ability to acquire hospitals or other businesses and increase our acquisition costs.
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
We operated 184 hospitals at December 31, 2019, and 91 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 48% of our consolidated revenues for the year ended December 31, 2019. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.
In addition, our hospitals in Florida, Texas and other coastal states are located in hurricane-prone areas. In the past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm, either of which may be intensified by climate change, and the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.
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
We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. Many of these actions seek large sums of money as damages and involve significant defense costs. We insure a portion of our professional liability risks through a 100% owned insurance subsidiary. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover insured claims arising out of the operation of our facilities. Our 100% owned insurance subsidiary has entered into certain reinsurance contracts; however, the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We are exposed to market risk related to changes in the market values of securities and interest rate changes.
We are exposed to market risk related to changes in market values of securities. The investments of our 100% owned insurance subsidiaries were $462 million at December 31, 2019. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2019, we had a net unrealized gain of $18 million on the insurance subsidiaries’ investment securities.
We are exposed to market risk related to market illiquidity. Investment securities of our 100% owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the 100% owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize credit-related impairments on long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.
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
As of December 31, 2019, we had $6.205 billion of borrowings under our senior secured credit facilities that bore interest at a floating rate based on LIBOR and $3.237 billion of unfunded commitments under those facilities. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. If the phase out occurs as planned, the interest rate applicable to our floating rate debt will be calculated based on an alternative, comparable or successor rate which may have a material adverse impact on the cost of the floating rate portion of our indebtedness. The timing and result of the phase out of LIBOR are unclear, and efforts of industry groups to develop a suitable successor are not guaranteed to result in a viable or widely adopted replacement for LIBOR. If LIBOR becomes unavailable before a suitable replacement is widely adopted, it could have a material adverse impact on the availability of floating rate financing.
As of December 31, 2019, we also had $2.500 billion of interest rate swap agreements based on LIBOR. If LIBOR becomes unavailable, it is unclear how payments under those agreements would be calculated. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, but there can be no assurance that such a protocol will be developed or implemented with respect to our swap agreements.
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
On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and certain other investors. Through their investment in Hercules Holding II and other holdings, certain of the Frist-affiliated investors continue to hold a significant interest in our outstanding common stock (approximately 21% as of January 31, 2020). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II and the Frist-affiliated investors, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.
Item 1B.	Unresolved Staff Comments
None.
Item 2.	Properties
The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2019:

State	Hospitals	Beds
Alaska	1	250
California	5	1,858
Colorado	7	2,411
Florida	45	12,410
Georgia	9	2,469
Idaho	2	468
Indiana	1	278
Kansas	4	1,374
Kentucky	2	384
Louisiana	3	914
Mississippi	1	130
Missouri	5	1,058
Nevada	3	1,421
New Hampshire	2	306
North Carolina	7	1,181
South Carolina	3	949
Tennessee	13	2,576
Texas	46	13,395
Utah	8	1,011
Virginia	11	3,300

International
England	6	892

	184	49,035

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

We maintain our headquarters in approximately 2,127,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.
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
Texas operates a state Medicaid program pursuant to a waiver from CMS under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam
lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam
lawsuit. The Company believes that our participation is and has been consistent with the requirements of the Program and is vigorously defending against the lawsuit being pursued by the relator. We cannot predict what effect, if any, the qui tam
lawsuit could have on the Company.
Item 4.	Mine Safety Disclosures

None.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. Repurchases made during the fourth quarter of 2019, as detailed below, were made pursuant to the January 2019 share repurchase authorization and were made in the open market.
The following table provides certain information with respect to our repurchases of common stock from October 1, 2019 through December 31, 2019 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2019 through October 31, 2019	898,323	$120.23	898,323	$1,405
November 1, 2019 through November 30, 2019	585,739	$136.44	585,739	$1,325
December 1, 2019 through December 31, 2019	585,429	$143.49	585,429	$1,241

Total for Fourth Quarter 2019	2,069,491	$131.40	2,069,491	$1,241

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). On January 27, 2020, our Board of Directors declared a quarterly dividend of $0.43 per share on our common stock payable on March 31, 2020 to stockholders of record at the close of business on March 2, 2020. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements. During 2019, our Board of Directors declared four quarterly dividends of $0.40 per share, or $1.60 per share in the aggregate, on our common stock. At the close of business on February 7, 2020, there were approximately 390 holders of record of our common stock.

STOCK PERFORMANCE GRAPH
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among HCA Healthcare, Inc., the S&P 500 Index and the S&P Health Care Index

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
HCA Healthcare, Inc.	$100.00	$92.15	$100.86	$119.69	$171.61	$206.36
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Health Care	100.00	106.89	104.01	126.98	135.19	163.34

The graph shows the cumulative total return to our stockholders beginning as of December 31, 2014 through December 31, 2019, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2014 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

HCA HEALTHCARE, INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions, except per share amounts)

	2019	2018	2017	2016	2015
Summary of Operations:
Revenues	$51,336	$46,677	$43,614	$41,490	$39,678

Salaries and benefits	23,560	21,425	20,059	18,897	18,115
Supplies	8,481	7,724	7,316	6,933	6,638
Other operating expenses	9,481	8,608	8,051	7,496	7,056
Equity in earnings of affiliates	(43)	(29)	(45)	(54)	(46)
Depreciation and amortization	2,596	2,278	2,131	1,966	1,904
Interest expense	1,824	1,755	1,690	1,707	1,665
Losses (gains) on sales of facilities	(18)	(428)	(8)	(23)	5
Losses on retirement of debt	211	9	39	4	135
Legal claim (benefits) costs	—	—	—	(246)	249

	46,092	41,342	39,233	36,680	35,721

Income before income taxes	5,244	5,335	4,381	4,810	3,957
Provision for income taxes	1,099	946	1,638	1,378	1,261

Net income	4,145	4,389	2,743	3,432	2,696
Net income attributable to noncontrolling interests	640	602	527	542	567

Net income attributable to HCA Healthcare, Inc.	$3,505	$3,787	$2,216	$2,890	$2,129

Per common share data:
Basic earnings per share	$10.27	$10.90	$6.12	$7.53	$5.14
Diluted earnings per share	$10.07	$10.66	$5.95	$7.30	$4.99
Cash dividends declared per share	$1.60	$1.40	—	—	—
Financial Position:
Assets	$45,058	$39,207	$36,593	$33,758	$32,744
Working capital	3,439	2,644	3,819	3,252	3,716
Long-term debt, net, including amounts due within one year	33,722	32,821	33,058	31,376	30,488
Noncontrolling interests	2,243	2,032	1,811	1,669	1,553
Stockholders’ deficit	(565)	(2,918)	(4,995)	(5,633)	(6,046)
Cash Flow Data:
Cash provided by operating activities	$7,602	$6,761	$5,426	$5,653	$4,734
Cash used in investing activities	(5,720)	(3,901)	(4,279)	(3,240)	(2,583)
Purchase of property and equipment	(4,158)	(3,573)	(3,015)	(2,760)	(2,375)
Cash used in financing activities	(1,771)	(3,075)	(1,061)	(2,508)	(1,976)

	2019	2018	2017	2016	2015
Operating Data:
Number of hospitals at end of period	184	179	179	170	168
Number of freestanding outpatient surgical centers at end of period	123	123	120	118	116
Number of licensed beds at end of period(a)	49,035	47,199	46,738	44,290	43,771
Weighted average licensed beds(b)	48,480	46,857	45,380	44,077	43,620
Admissions(c)	2,108,927	2,003,753	1,936,613	1,891,831	1,868,789
Equivalent admissions(d)	3,646,335	3,420,406	3,286,432	3,191,519	3,122,746
Average length of stay (days)(e)	4.9	4.9	4.9	4.9	4.9
Average daily census(f)	28,134	26,663	26,000	25,340	25,084
Occupancy(g)	58%	57%	57%	58%	58%
Emergency room visits(h)	9,161,129	8,764,431	8,624,137	8,378,340	8,050,159
Outpatient surgeries(i)	1,009,947	971,537	941,231	932,213	909,386
Inpatient surgeries(j)	566,635	548,220	540,304	537,306	529,900
Days revenues in accounts receivable(k)	50	51	52	50	53
Outpatient revenues as a % of patient revenues(l)	39%	38%	38%	38%	40%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(d)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(e)	Represents the average number of days admitted patients stay in our hospitals.
(f)	Represents the average number of patients in our hospital beds each day.
(g)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(h)	Represents the number of patients treated in our emergency rooms.
(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(k)	Revenues per day is calculated by dividing the revenues for the fourth quarter of each year by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the period divided by revenues per day.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
This annual report on Form
10-K
includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures, expected dividends, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (2) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), including the effects of court challenges to, any repeal of, or changes to, the Affordable Care Act or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including single-payer proposals (often referred to as “Medicare for All”), (3) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (4) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the highly competitive nature of the health care business, (8) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (9) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) the emergence of and effects related to pandemics, epidemics and infectious diseases, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Forward-Looking Statements (continued)
with our tax positions, (20) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of potential cybersecurity incidents or security breaches, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (23) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (24) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (25) other risk factors described in this annual report on Form
10-K.
As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.
2019 Operations Summary
Net income attributable to HCA Healthcare, Inc. totaled $3.505 billion, or $10.07 per diluted share, for 2019, compared to $3.787 billion, or $10.66 per diluted share, for 2018. The 2019 results include gains on sales of facilities of $18 million, or $0.04 per diluted share, and losses on retirement of debt of $211 million, or $0.47 per diluted share. The 2018 results include gains on sales of facilities of $428 million, or $0.91 per diluted share, and losses on retirement of debt of $9 million, or $0.02 per diluted share. The 2019 results also include revenues of $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. The 2018 results also include a reduction in our provision for income taxes of $67 million, or $0.19 per share, for the remeasurement of certain of our deferred tax assets and liabilities for which we were unable to record reasonable estimates in 2017. During 2019 and 2018, we recorded reductions to the provision for professional liability risks of $50 million, or $0.11 per diluted share, and $70 million, or $0.15 per diluted share, respectively. During 2018, we recorded additional expenses and losses of revenues estimated at approximately $31 million, or $0.07 per diluted share, associated with the impact of hurricane Michael on our Florida facilities. This amount is prior to any insurance recoveries. During 2018, we recorded a benefit of $49 million, or $0.11 per diluted share, from an insurance recovery related to hurricane Harvey business interruption losses incurred during 2017, and we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for 2019 and 2018 included tax benefits of $65 million, or $0.19 per diluted share, and $124 million, or $0.35 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 348.226 million shares and 355.303 million shares for the years ended December 31, 2019 and 2018, respectively. During 2019 and 2018, we repurchased 7.949 million and 14.070 million shares, respectively, of our common stock.
Revenues increased to $51.336 billion for 2019 from $46.677 billion for 2018. Revenues increased 10.0% and 5.9%, respectively, on a consolidated basis and on a same facility basis for 2019, compared to 2018. The consolidated revenues increase can be primarily attributed to the combined impact of a 3.2% increase in revenue per equivalent admission and a 6.6% increase in equivalent admissions. The same facility revenues increase resulted primarily from a 2.3% increase in same facility revenue per equivalent admission and a 3.5% increase in same facility equivalent admissions.
During 2019, consolidated admissions increased 5.2% and same facility admissions increased 2.8%, compared to 2018. Inpatient surgical volumes increased 3.4% on a consolidated basis and increased 1.1% on a same facility basis during 2019, compared to 2018. Outpatient surgical volumes increased 4.0% on a

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
2019 Operations Summary (continued)
consolidated basis and increased 1.6% on a same facility basis during 2019, compared to 2018. Emergency room visits increased 4.5% on a consolidated basis and increased 2.8% on a same facility basis during 2019, compared to 2018.
The estimated cost of total uncompensated care increased $415 million for 2019, compared to 2018. Consolidated and same facility uninsured admissions increased 5.8% and 3.7%, respectively, and consolidated and same facility uninsured emergency room visits increased 5.8% and 3.9%, respectively, for 2019, compared to 2018.
Interest expense totaled $1.824 billion for 2019, compared to $1.755 billion for 2018. The $69 million increase in interest expense for 2019 was due to the increase in the average debt balance.
Cash flows from operating activities increased $841 million, from $6.761 billion for 2018 to $7.602 billion for 2019. The increase in cash flows from operating activities was primarily related to the increase in net income, excluding gains on sales of facilities and losses on retirement of debt, of $222 million and increases related to income taxes of $322 million and depreciation and amortization of $318 million.
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
Achieve Industry-Leading Performance in Clinical and Satisfaction Measures.
Achieving high levels of patient safety, patient satisfaction and clinical quality are central goals of our business. To achieve these goals, we have implemented a number of initiatives including infection reduction initiatives, hospitalist programs, advanced health information technology and evidence-based medicine programs. We routinely analyze operational practices from our best-performing hospitals to identify ways to implement organization-wide performance improvements and reduce clinical variation. We believe these initiatives will continue to improve patient care, help us achieve cost efficiencies and favorably position us in an environment where our constituents are increasingly focused on quality, efficacy and efficiency.
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
Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $51 million, $29 million and $41 million in 2019, 2018 and 2017, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $13 million, $51 million and $56 million in 2019, 2018 and 2017, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements will result in increases to revenues generally similar to the amounts recorded during these years.
The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the age of those accounts. Accounts are written off when all reasonable collection efforts have been performed.
The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies and Estimates (continued)
Revenues (continued)
concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period
comparisons of our results of operations. At December 31, 2019 and December 31, 2018, estimated implicit price concessions of $6.953 billion and $6.280 billion, respectively, had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect.
To quantify the total impact of and trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2019	2018	2017
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$44,118	$40,035	$37,557

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.0%	12.4%	12.9%

Total uncompensated care	$31,105	$26,757	$23,420
Multiply by the cost-to-charges ratio	12.0%	12.4%	12.9%

Estimated cost of total uncompensated care	$3,733	$3,318	$3,021

Days revenues in accounts receivable were 50 days, 51 days and 52 days at December 31, 2019, 2018 and 2017, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, increases in patient responsibility amounts under certain health care coverages, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.
Professional Liability Claims
We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence, subject, in most cases, to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $25 million per occurrence. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $497 million, $447 million and $466 million for the years ended December 31, 2019, 2018 and 2017, respectively. During 2019 and 2018, we recorded reductions to the provision for professional liability risks of $50 million and $70 million, respectively, due to the receipt of updated actuarial information.
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
Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.589 billion to $1.903 billion at December 31, 2019 and $1.514 billion to $1.814 billion at December 31, 2018. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $32 million or reduce the reserve estimate by $31 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $117 million or reduce the reserve estimate by $107 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.
The reserves for professional liability risks cover approximately 2,300 and 2,200 individual claims at December 31, 2019 and 2018, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately four years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution
timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.
Reserves for professional liability risks were $1.827 billion and $1.741 billion at December 31, 2019 and 2018, respectively. The current portion of these reserves, $457 million and $466 million at December 31, 2019

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies and Estimates (continued)
Professional Liability Claims (continued)
and 2018, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $46 million and $50 million receivable under reinsurance and excess insurance contracts at December 31, 2019 and 2018, respectively) were $1.781 billion and $1.692 billion at December 31, 2019 and 2018, respectively. The estimated total net reserves for professional liability risks at December 31, 2019 and 2018 are comprised of $695 million and $703 million, respectively, of case reserves for known claims and $1.086 billion and $989 million, respectively, of reserves for incurred but not reported claims.
Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2019	2018	2017
Net reserves for professional liability claims, January 1	$1,692	$1,603	$1,494
Provision for current year claims	499	486	467
Favorable development related to prior years’ claims	(2)	(39)	(1)

Total provision	497	447	466

Payments for current year claims	8	3	7
Payments for prior years’ claims	400	355	350

Total claim payments	408	358	357

Net reserves for professional liability claims, December 31	$1,781	$1,692	$1,603

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
Revenues increased 10.0% to $51.336 billion for 2019 from $46.677 billion for 2018 and increased 7.0% for 2018 from $43.614 billion for 2017. The increase in revenues in 2019 can be primarily attributed to the combined impact of a 3.2% increase in revenue per equivalent admission and a 6.6% increase in equivalent admissions compared to the prior year. The increase in revenues in 2018 can be primarily attributed to the combined impact of a 2.8% increase in revenue per equivalent admission and a 4.1% increase in equivalent admissions compared to the prior year.
Same facility revenues increased 5.9% for the year ended December 31, 2019 compared to the year ended December 31, 2018 and increased 6.5% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The 5.9% increase for 2019 can be primarily attributed to the combined impact of a 2.3% increase in same facility revenue per equivalent admission and a 3.5% increase in same facility equivalent admissions. The 6.5% increase for 2018 can be primarily attributed to the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 2.5% increase in same facility equivalent admissions.
Consolidated admissions increased 5.2% during 2019 compared to 2018 and increased 3.5% during 2018 compared to 2017. Consolidated surgeries increased 3.7% during 2019 compared to 2018 and increased 2.6% during 2018 compared to 2017. Consolidated emergency room visits increased 4.5% during 2019 compared to 2018 and increased 1.6% during 2018 compared to 2017.
Same facility admissions increased 2.8% during 2019 compared to 2018 and increased 2.5% during 2018 compared to 2017. Same facility surgeries each increased 1.4% during 2019 compared to 2018 and during 2018 compared to 2017. Same facility emergency room visits increased 2.8% during 2019 compared to 2018 and increased 0.1% during 2018 compared to 2017.
Same facility uninsured emergency room visits increased 3.9% and same facility uninsured admissions increased 3.7% during 2019 compared to 2018. Same facility uninsured emergency room visits increased 3.8% and same facility uninsured admissions increased 8.5% during 2018 compared to 2017.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the years ended December 31, 2019, 2018 and 2017 are set forth below.

	Years Ended December 31,
	2019	2018	2017
Medicare	29%	30%	30%
Managed Medicare	18	17	16
Medicaid	5	5	6
Managed Medicaid	12	12	12
Managed care and insurers	28	28	28
Uninsured	8	8	8

	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, and managed care and insurers for the years ended December 31, 2019, 2018 and 2017 are set forth below.

	Years Ended December 31,
	2019	2018	2017
Medicare	28%	28%	28%
Managed Medicare	15	14	13
Medicaid	5	4	5
Managed Medicaid	5	6	5
Managed care and insurers	47	48	49

	100%	100%	100%

At December 31, 2019, we owned and operated 45 hospitals and 33 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $11.494 billion, $10.892 billion and $10.168 billion for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, we owned and operated 46 hospitals and 29 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $13.101 billion, $12.023 billion and $10.634 billion for the years ended December 31, 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017, 56%, 57% and 56% of our admissions and 48%, 49% and 48%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 72%, 70% and 70% of our uninsured admissions during 2019, 2018 and 2017, respectively.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)
indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental waiver payments of $416 million, $450 million and $351 million during 2019, 2018 and 2017, respectively.
In addition, we receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by CMS and certain state agencies, and that some states have made waiver requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and waiver requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary
The following are comparative summaries of operating results for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	2019		2018		2017
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues	$51,336	100.0	$46,677	100.0	$43,614	100.0

Salaries and benefits	23,560	45.9	21,425	45.9	20,059	46.0
Supplies	8,481	16.5	7,724	16.5	7,316	16.8
Other operating expenses	9,481	18.5	8,608	18.5	8,051	18.4
Equity in earnings of affiliates	(43)	(0.1)	(29)	(0.1)	(45)	(0.1)
Depreciation and amortization	2,596	5.0	2,278	4.9	2,131	4.9
Interest expense	1,824	3.6	1,755	3.8	1,690	3.9
Gain on sales of facilities	(18)	—	(428)	(0.9)	(8)	—
Losses on retirement of debt	211	0.4	9	—	39	0.1

	46,092	89.8	41,342	88.6	39,233	90.0

Income before income taxes	5,244	10.2	5,335	11.4	4,381	10.0
Provision for income taxes	1,099	2.1	946	2.0	1,638	3.7

Net income	4,145	8.1	4,389	9.4	2,743	6.3
Net income attributable to noncontrolling interests	640	1.3	602	1.3	527	1.2

Net income attributable to HCA Healthcare, Inc.	$3,505	6.8	$3,787	8.1	$2,216	5.1

% changes from prior year:
Revenues	10.0%		7.0%		5.1%
Income before income taxes	(1.7)		21.8		(8.9)
Net income attributable to HCA Healthcare, Inc.	(7.4)		70.9		(23.3)
Admissions(a)	5.2		3.5		2.4
Equivalent admissions(b)	6.6		4.1		3.0
Revenue per equivalent admission	3.2		2.8		2.1
Same facility % changes from prior year(c):
Revenues	5.9		6.5		3.8
Admissions(a)	2.8		2.5		1.1
Equivalent admissions(b)	3.5		2.5		1.5
Revenue per equivalent admission	2.3		3.9		2.2

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Years Ended December 31, 2019 and 2018
Net income attributable to HCA Healthcare, Inc. totaled $3.505 billion, or $10.07 per diluted share, for 2019, compared to $3.787 billion, or $10.66 per diluted share, for 2018. The 2019 results include gains on sales of facilities of $18 million, or $0.04 per diluted share, and losses on retirement of debt of $211 million, or $0.47 per diluted share. The 2018 results include gains on sales of facilities of $428 million, or $0.91 per diluted share, and losses on retirement of debt of $9 million, or $0.02 per diluted share. The 2019 results include revenues of $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. The 2018 results include a reduction in our provision for income taxes of $67 million, or $0.19 per diluted share, for the remeasurement of certain of our deferred tax assets and liabilities for which we were unable to record reasonable estimates in 2017. During 2019 and 2018, we recorded reductions to the provision for professional liability risks of $50 million, or $0.11 per diluted share, and $70 million, or $0.15 per diluted share, respectively. During 2018, we recorded additional expenses and losses of revenues estimated at approximately $31 million, or $0.07 per diluted share, associated with the impact of hurricane Michael on our Florida facilities. This amount is prior to any insurance recoveries. During 2018, we recorded a benefit of $49 million, or $0.11 per diluted share, from an insurance recovery related to hurricane Harvey business interruption losses incurred during 2017, and we recorded a reduction to the provision for income taxes of $28 million, or $0.08 per diluted share, for tax credits related to certain 2017 hurricane-related expenses. Our provisions for income taxes for 2019 and 2018 included tax benefits of $65 million, or $0.19 per diluted share, and $124 million, or $0.35 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 348.226 million shares and 355.303 million shares for the years ended December 31, 2019 and 2018, respectively. During 2019 and 2018, we repurchased 7.949 million and 14.070 million shares, respectively, of our common stock.
During 2019, consolidated admissions increased 5.2% and same facility admissions increased 2.8% compared to 2018. Consolidated inpatient surgeries increased 3.4% and same facility inpatient surgeries increased 1.1% during 2019 compared to 2018. Consolidated outpatient surgeries increased 4.0%, and same facility outpatient surgeries increased 1.6% during 2019 compared to 2018. Emergency room visits increased 4.5% on a consolidated basis and increased 2.8% on a same facility basis during 2019 compared to 2018.
Revenues increased 10.0% to $51.336 billion for 2019 from $46.677 billion for 2018. The increase in revenues was primarily due to the combined impact of a 3.2% increase in revenue per equivalent admission and a 6.6% increase in equivalent admissions compared to 2018. Same facility revenues increased 5.9% due primarily to the combined impact of a 2.3% increase in same facility revenue per equivalent admission and a 3.5% increase in same facility equivalent admissions compared to 2018.
Salaries and benefits, as a percentage of revenues, were 45.9% each in 2019 and 2018. Salaries and benefits per equivalent admission increased 3.1% in 2019 compared to 2018. Same facility labor rate increases averaged 2.7% for 2019 compared to 2018. Share-based compensation expense was $347 million in 2019 and $268 million in 2018.
Supplies, as a percentage of revenues, were 16.5% each in 2019 and 2018. Supply costs per equivalent admission increased 3.0% in 2019 compared to 2018. Supply costs per equivalent admission increased 2.8% for medical devices, 8.6% for pharmacy supplies and 1.0% for general medical and surgical items in 2019 compared to 2018. Same facility supply costs per equivalent admission increased 1.6% for medical devices and 2.2% for general medical and surgical items and declined 2.1% for pharmacy supplies in 2019 compared to 2018.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Years Ended December 31, 2019 and 2018 (continued)
Other operating expenses, as a percentage of revenues, were 18.5% each in 2019 and 2018. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $497 million and $447 million for 2019 and 2018, respectively.
Equity in earnings of affiliates was $43 million for 2019 and $29 million for 2018.
Depreciation and amortization, as a percentage of revenues, was 5.0% in 2019 and 4.9% in 2018. Depreciation expense was $2.579 billion for 2019 and $2.262 billion for 2018, and the $317 million increase was due to both acquisitions and increased capital expenditures in 2019 (same facility depreciation amortization increased $154 million).
Interest expense increased to $1.824 billion for 2019 from $1.755 billion for 2018. The increase in interest expense was due to an increase in the average debt balance. Our average debt balance was $34.288 billion for 2019 compared to $33.065 billion for 2018. The average interest rate for our long-term debt was 5.3% for both 2019 and 2018.
Gains on sales of facilities were $18 million and $428 million, respectively, for 2019 and 2018. The gains on sales of facilities for 2019 related primarily to sales of real estate and other investments. The gains on sales of facilities for 2018 related primarily to the sale of the two hospital facilities in our Oklahoma market.
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
The effective tax rates were 23.9% and 20.0% for 2019 and 2018, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for 2018 included $28 million of benefits for tax credits related to certain 2017 hurricane-related expenses and $67 million of benefits related to the remeasurement of our deferred tax assets and liabilities due to the enactment of the Tax Act. Our provisions for income taxes for 2019 and 2018 also included tax benefits of $65 million and $124 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rates for 2019 and 2018 would have been 25.3% and 24.6%, respectively.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Years Ended December 31, 2019 and 2018 (continued)
Net income attributable to noncontrolling interests increased from $602 million for 2018 to $640 million for 2019. The increase in net income attributable to noncontrolling interests related primarily to a joint venture in one of our Texas markets and the operations of our surgery center partnerships.
For results of operations comparisons relating to years ending December 31, 2018 and 2017, refer to our annual report on Form
10-K,
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.
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
Cash provided by operating activities totaled $7.602 billion in 2019 compared to $6.761 billion in 2018 and $5.426 billion in 2017. The $841 million increase in cash provided by operating activities for 2019, compared to 2018, was primarily related to the increase in net income, excluding gains on sales of facilities and losses on retirement of debt, of $222 million and increases related to income taxes of $322 million and depreciation and amortization of $318 million. The $1.335 billion increase in cash provided by operating activities for 2018, compared to 2017, was primarily related to the increase in net income, excluding gains on sales of facilities, of $1.309 billion. Working capital totaled $3.439 billion at December 31, 2019 and $2.644 billion at December 31, 2018. The increase in working capital of $795 million is primarily related to a decline in long-term debt due within one year of $643 million. Cash payments for interest and income taxes increased $147 million for 2019 compared to 2018 and declined $289 million for 2018 compared to 2017.
Cash used in investing activities was $5.720 billion, $3.901 billion and $4.279 billion in 2019, 2018 and 2017, respectively. Excluding acquisitions, capital expenditures were $4.158 billion in 2019, $3.573 billion in 2018 and $3.015 billion in 2017. We expended $1.682 billion, $1.253 billion and $1.212 billion for acquisitions of hospitals and health care entities during 2019, 2018 and 2017, respectively. Planned capital expenditures are expected to approximate $4.0 billion to $4.2 billion in 2020. At December 31, 2019, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $3.0 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Cash received from sales of hospitals and health care entities declined $747 million for 2019 compared to 2018 primarily related to the receipt during 2018 of $758 million from the sale of the two hospitals in our Oklahoma market.
Cash used in financing activities totaled $1.771 billion in 2019, $3.075 billion in 2018 and $1.061 billion in 2017. During 2019, we had a net increase of $567 million in our indebtedness, paid dividends of $550 million and paid $1.031 billion for repurchases of common stock. During 2018, we had a net decline of $344 million in our indebtedness, paid dividends of $487 million and paid $1.530 billion for repurchases of common stock. During 2017, we had a net increase of $1.509 billion in our indebtedness and paid $2.051 billion for repurchases

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
of common stock. During 2019, 2018 and 2017, we made distributions to noncontrolling interests of $542 million, $441 million and $448 million, respectively.
We, or our affiliates, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock, and at December 31, 2019, there was $1.241 billion of share repurchase authorization that remained available under the January 2019 authorization. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds. On January 27, 2020, our Board of Directors declared a quarterly dividend of $0.43 per share on our common stock payable on March 31, 2020 to stockholders of record at the close of business on March 2, 2020. During 2019, our Board of Directors declared four quarterly dividends of $0.40 per share, or $1.60 per share in the aggregate, on our common stock. The timing and amount of future cash dividends will vary based on a number of factors, including future capital requirements for strategic transactions, share repurchases and investing in our existing markets, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determinations by our Board of Directors that cash dividends are in the best interest of stockholders and are in compliance with all applicable laws and agreements of the Company.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.237 billion as of December 31, 2019 and $3.187 billion as of January 31, 2020) and anticipated access to public and private debt and equity markets.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $462 million and $409 million at December 31, 2019 and 2018, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $175 million and $183 million at December 31, 2019 and 2018, respectively. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.606 billion and $1.509 billion at December 31, 2019 and 2018, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $448 million. We estimate that approximately $394 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
Financing Activities
We are a highly leveraged company with significant debt service requirements. Our debt totaled $33.722 billion and $32.821 billion at December 31, 2019 and 2018, respectively. Our interest expense was $1.824 billion for 2019 and $1.755 billion for 2018.
During August 2018, we issued $2.000 billion aggregate principal amount of senior unsecured notes comprised of $1.000 billion aggregate principal amount of 5.375% notes due 2026 and $1.000 billion aggregate principal amount of 5.625% notes due 2028. We used the net proceeds for general corporate purposes, including

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Financing Activities (continued)
funding the purchase of a hospital, and the redemption of all $1.500 billion aggregate principal amount of our existing 3.750% senior secured notes maturing in March 2019.
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

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Contractual Obligations and
Off-Balance
Sheet Arrangements
As of December 31, 2019, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years
Long-term debt including interest, excluding the senior secured credit facilities(b)	$42,756	$1,667	$6,061	$7,227	$27,801
Loans outstanding under the senior secured credit facilities, including interest(b)	7,132	266	3,031	1,284	2,551
Professional liability risks(c)	1,827	457	774	399	197
Right-of-use operating lease obligations	2,530	411	635	410	1,074
Other obligations(d)	25	22	2	1	—

Total contractual obligations	$54,270	$2,823	$10,503	$9,321	$31,623

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years
Surety bonds(e)	$60	$59	$1	$—	$—
Letters of credit(e)	33	18	15	—	—
Physician commitments(f)	37	30	7	—	—

Total commercial commitments	$130	$107	$23	$—	$—

(a)	We have not included obligations related to unrecognized tax benefits of $550 million at December 31, 2019, as we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.
(b)	Estimates of interest payments assume that interest rates and borrowing spreads at December 31, 2019, remain constant during the period presented.
(c)	The estimation of the timing of payments for professional liability risks beyond a year can vary significantly. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated.
(d)	Amounts include physician commitments that are recorded in our consolidated balance sheet. Amounts also include future other obligations that are not recorded in our consolidated balance sheet.
(e)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers and lenders who have provided surety bonds and letters of credit to cover damages for legal cases which were awarded to plaintiffs by the courts, Medicaid provider bonds, educational administrative bonds and utility and construction deposits.
(f)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practice during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2019.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Market Risk
We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $462 million at December 31, 2019. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2019, we had a net unrealized gain of $18 million on the insurance subsidiaries’ investment securities.
We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our 100% owned insurance subsidiaries could be impaired by the inability to access the capital markets. Should the 100% owned insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize credit-related impairments on our investment securities in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue-specific factors.
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
With respect to our interest-bearing liabilities, approximately $3.706 billion of long-term debt at December 31, 2019 was subject to variable rates of interest, while the remaining balance in long-term debt of $30.016 billion at December 31, 2019 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.3% for both 2019 and 2018, respectively.
The estimated fair value of our total long-term debt was $37.026 billion at December 31, 2019. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $37 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.
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
Effects of Inflation and Changing Prices
Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service
Medicare revenues were 21.0%, 21.1% and 21.3% of our revenues for 2019, 2018 and 2017, respectively.
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
patients is limited.
Tax Examinations
The Internal Revenue Service began an examination of the Company’s 2016 and 2017 federal income tax returns during 2019. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form
10-K,
has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Healthcare, Inc.
Opinion on Internal Control over Financial Reporting
We have audited HCA Healthcare, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HCA Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HCA Healthcare, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
February 20, 2020
(c) Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.	Other Information

None.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Nominees for Election” and “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2020 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form
10-K
with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.
Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
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

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.
This table provides certain information as of December 31, 2019 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION
(Share and share unit amounts in millions)

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	16.849	(1)	$71.79	(1)	27.211	(2)
Equity compensation plans not approved by security holders	—		—		—

Total	16.849		$71.79		27.211

(1)	Includes 2.620 million restricted share units which vest solely based upon continued employment over a specific period of time and 3.035 million performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The performance share units reported reflect the number of performance share units that would vest upon achievement of target performance; the number of performance share units that vest can vary from zero (for actual performance less than 90% of target for 2019 grants and 80% of target for 2018 and prior grants) to two times the units granted (for actual performance of 110% or more of target for 2019 grants and 120% or more of target for 2018 and prior grants). The weighted average exercise price does not take these restricted share units and performance share units into account.

(2)	Includes 20.328 million shares available for future grants under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated, and 6.883 million shares of common stock reserved for future issuance under the HCA Holdings, Inc. Employee Stock Purchase Plan.

*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
Amended and Restated Certificate of Incorporation of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11239), and incorporated herein by reference).

3.2	—
Amended and Restated Bylaws of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11239), and incorporated herein by reference).

4.1	—	Description of Registered Securities.

4.2	—
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

4.5(a)	—
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

4.5(b)	—
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

4.5(c)	—
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

4.5(d)	—
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

4.5(e)	—
Extension Amendment No. 1 to the Credit Agreement, dated as of April 6, 2010, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2010 (File No. 001-11239), and incorporated herein by reference).

4.5(f)	—
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

4.5(g)	—
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

4.5(h)	—
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

4.5(i)	—
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

4.5(j)	—
Supplement No. 14 dated as of November 9, 2015 to the U.S. Guarantee, dated as of November 17, 2006 and amended and restated on February 26, 2014, by and among the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.4(j) to the Company’s Annual Report on Form 10-K filed February 21, 2019 (File No. 001-11239), and incorporated herein by reference).

4.5(k)	—	Schedule of Omitted Supplements to the U.S. Guarantee dated as of November 17, 2006 and amended and restated on February 26, 2014, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.5(l)	—
Restatement Agreement, dated as of June 28, 2017, to the Credit Agreement, dated as of November 17, 2006, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 30, 2017 (File No. 001-11239), and incorporated herein by reference).

4.5(m)	—
Joinder Agreement No. 8, dated as of July 16, 2019, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 22, 2019 (File No. 001-11239), and incorporated herein by reference).

4.5(n)	—
Joinder Agreement No. 9, dated as of October 8, 2019, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 10, 2019 (File No. 001-11239), and incorporated herein by reference).

4.5(o)	—
Joinder Agreement No. 10, dated as of November 20, 2019, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 21, 2019 (File No. 001-11239), and incorporated herein by reference).

4.6(a)	—
Security Agreement, dated as November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Grantors named therein and Bank of America, N.A., as Collateral Agent (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.6(b)	—
Supplement No. 2 dated as of October 27, 2011, to the Amended and Restated Security Agreement dated as of March 2, 2009, as supplemented, by and among the subsidiary grantor named therein and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5(b) to the Company’s Annual Report on Form 10-K filed February 21, 2019 (File No. 001-11239), and incorporated herein by reference).

4.6(c)	—	Schedule of Omitted Supplements to the Security Agreement dated as of November 17, 2006 and amended and restated as of March 2, 2009, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.7(a)	—
Pledge Agreement, dated as of November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-11239), and incorporated herein by reference).

4.7(b)	—
Supplement No. 1 dated as of October 27, 2011 to the Amended and Restated Pledge Agreement dated as of March 2, 2009, by and among the subsidiary pledgors named therein and Bank of America, N.A., as collateral agent (filed as Exhibit 4.6(b) to the Company’s Annual Report on Form 10-K filed February 21, 2019 (File No. 001-11239), and incorporated herein by reference).

4.7(c)	—	Schedule of Omitted Supplements to the Pledge Agreement dated as of November 6, 2006 and amended and restated as of March 2, 2009, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.8(a)	—
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

4.8(c)	—
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

4.8(d)	—
Restatement Agreement dated as of June 28, 2017, to the Credit Agreement, dated as of September 30, 2011 by and among HCA Inc., as borrower, the subsidiary borrowers party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 30, 2017 (File No. 001-11239), and incorporated herein by reference).

4.8(e)	—
Joinder Agreement dated as of January 3, 2018 to the Credit Agreement dated as of September 30, 2011 (as amended and restated on March 7, 2014, as further amended on October 30, 2014, and as further amended and restated on June 28, 2017), by and among the subsidiary borrowers party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.7(e) to the Company’s Annual Report on Form 10-K filed February 21, 2019 (File No. 001-11239), and incorporated herein by reference).

4.9(a)	—
Security Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 3, 2011 (File No. 001-11239), and incorporated herein by reference).

4.9(b)	—
Supplement No. 1 dated as of October 27, 2011 to the Security Agreement dated as of September 30, 2011, by and among the subsidiary borrower party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.8(b) to the Company’s Annual Report on Form 10-K filed February 21, 2019 (File No. 001-11239), and incorporated herein by reference).

4.9(c)	—	Schedule of Omitted Supplements to the Security Agreement dated as of September 30, 2011, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.10(a)	—
General Intercreditor Agreement, dated as of November 17, 2006, between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.10(b)	—
Receivables Intercreditor Agreement, dated as of November 17, 2006, among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.10(c)	—
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

4.10(d)	—
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

4.10(e)	—
Additional Receivables Intercreditor Agreement, dated as of August 1, 2011 by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed August 1, 2011 (File No. 001-11239), and incorporated herein by reference).

4.10(f)	—
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

4.10(g)	—
Additional Receivables Intercreditor Agreement, dated as of February 16, 2012, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed February 16, 2012 (File No. 001-11239), and incorporated herein by reference).

4.10(h)	—
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

4.10(i)	—
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

4.13	—
Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(a)	—
Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.16(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(b)	—
First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(c)	—
Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(c) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(d)	—
Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.16(d) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(e)	—
Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006 (File No. 001-11239), and incorporated herein by reference).

4.15	—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.16	—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.17	—	Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.18	—	Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.19	—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-11239), and incorporated herein by reference).

4.20	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.21	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.22	—
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

4.26	—	Form of 7.50% Senior Notes due 2022 (included in Exhibit 4.25).

4.27	—
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

4.28(a)	—
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

4.28(b)	—
Supplemental Indenture dated as of January 3, 2018, among the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.26(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).

4.28(c)	—	Schedule of Omitted Supplemental Indentures to Supplemental Indentures, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.29	—	Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.27).

4.30	—	Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.28(a)).

4.31	—
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

4.33	—	Form of 6.25% Senior Notes due 2021 (included in Exhibit 4.32).

4.34	—
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

4.35	—	Form of 5.00% Senior Secured Notes due 2024 (included in Exhibit 4.34).

4.36	—
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

4.38	—	Form of 5.25% Senior Secured Notes due 2025 (included in Exhibit 4.37).

4.39	—
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

4.41	—	Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.40).

4.42	—
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

4.44	—	Form of 5.875% Senior Notes due 2026 (included in Exhibit 4.43).

4.45	—
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

4.47	—	Form of 5.250% Senior Secured Notes due 2026 (included in Exhibit 4.46).

4.48	—
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

4.50	—	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.49).

4.51	—
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

4.54	—	Form of 5.500% Senior Secured Notes due 2047 (included in Exhibit 4.53).

4.55	—
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

4.57	—	Form of 5.375% Senior Notes Due 2026 (included in Exhibit 4.56).

4.58	—
Supplemental Indenture No. 20, dated as of August 23, 2018, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 23, 2018 (File No. 001-11239), and incorporated herein by reference).

4.59	—	Form of 5.625% Senior Notes Due 2028 (included in Exhibit 4.58).

4.60	—
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

4.62	—	Form of 5.875% Senior Notes Due 2029 (included in Exhibit 4.61).

4.63	—
Supplemental Indenture No. 23, dated as of June 12, 2019, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2019 (File No. 001-11239), and incorporated herein by reference).

4.64	—
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

4.65	—
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

4.66	—	Form of 4 1/8% Senior Secured Notes due 2029 (included in Exhibit 4.63).

4.67	—	Form of 5 1/8% Senior Secured Notes due 2039 (included in Exhibit 4.64).

4.68	—	Form of 5 1/4% Senior Secured Notes due 2049 (included in Exhibit 4.65).

4.69	—
Additional Receivables Intercreditor Agreement, dated as of June 12, 2019, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on June 12, 2019 (File No. 001-11239), and incorporated herein by reference).

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

10.5(a)	—
Form of Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.5(b)	—
Form of 2014 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.6	—
Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-11239), and incorporated herein by reference).*

10.7	—
Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.8	—
Amended and Restated HCA Restoration Plan, effective December 22, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.9(a)	—
Amended and Restated Employment Agreement dated September 10, 2018 (R. Milton Johnson) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.9(b)	—
Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.9(c)	—
Employment Agreement dated November 16, 2006 (Charles J. Hall) (filed as Exhibit 10.28(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.9(d)	—
Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.9(e)	—
Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.9(f)	—
Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen) (filed as Exhibit 10.23(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.9(g)	—
Amendment to Employment Agreement effective January 27, 2016 (Charles J. Hall) (filed as Exhibit 10.23(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.9(h)	—
Fourth Amendment to Employment Agreement effective November 14, 2016 (Samuel N. Hazen) (filed as Exhibit 10.16(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.9(i)	—
Fifth Amendment to Employment Agreement effective January 1, 2019 (Samuel N. Hazen) (filed as Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.10	—
Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).

10.11	—
Assignment and Assumption Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc. and HCA Merger Sub LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).

10.12	—
Omnibus Amendment to Various Stock and Option Plans and the Management Stockholders’ Agreement, dated November 22, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 000-18406), and incorporated herein by reference).*

10.13	—
Omnibus Amendment to Stock Option Agreements Issued Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as amended, effective February 16, 2011 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.14	—
Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011 (File No. 001-11239), and incorporated herein by reference).

10.15	—
Amendment, dated as of September 21, 2011, to the Stockholders’ Agreement, dated as of March 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2011 (File No. 001-11239), and incorporated herein by reference).

10.16	—
Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-11239), and incorporated herein by reference).*

10.17	—	Executive Severance Policy (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-11239), and incorporated herein by reference).*

10.18	—	HCA Holdings, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.19	—
Form of 2015 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.20	—
Form of 2016 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.21	—
Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.22	—
Form of 2017 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.23	—
Form of 2017 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.24	—
HCA Holdings, Inc. 2017 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017 (File No. 001-11239), and incorporated herein by reference).*

10.25	—
Form of 2018 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-11239), and incorporated herein by reference).*

10.26	—
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

10.28	—
Form of 2019 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.29	—
Form of 2019 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.30	—
Form of Restricted Share Unit Agreement (R. Milton Johnson) (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.31	—
HCA Healthcare, Inc. 2019 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2019 (File No. 001-11239), and incorporated herein by reference).*

10.32	—	Form of 2020 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

10.33	—	Form of 2020 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated.*

21	—	List of Subsidiaries.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following financial information from our annual report on Form
 10-K
for the year ended December 31, 2019, filed with the SEC on February 20, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2019 and 2018, (ii) the consolidated income statements for the years ended December 31, 2019, 2018 and 2017, (iii) the consolidated comprehensive income statements for the years ended December 31, 2019, 2018 and 2017, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2019, 2018 and 2017, (v) the consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Management compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HEALTHCARE, INC.

By:	/s/ Samuel N. Hazen
Samuel N. Hazen Chief Executive Officer

Dated: February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel N. Hazen Samuel N. Hazen	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020

/s/ William B. Rutherford William B. Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2020

/s/ Thomas F. Frist III Thomas F. Frist III	Chairman and Director	February 20, 2020

/s/ Meg G. Crofton Meg G. Crofton	Director	February 20, 2020

/s/ Robert J. Dennis Robert J. Dennis	Director	February 20, 2020

/s/ Nancy-Ann DeParle Nancy-Ann DeParle	Director	February 20, 2020

/s/ William R. Frist William R. Frist	Director	February 20, 2020

/s/ Charles O. Holliday, Jr. Charles O. Holliday, Jr.	Director	February 20, 2020

/s/ Geoffrey G. Meyers Geoffrey G. Meyers	Director	February 20, 2020

/s/ Michael W. Michelson Michael W. Michelson	Director	February 20, 2020

/s/ Wayne J. Riley Wayne J. Riley	Director	February 20, 2020

/s/ John W. Rowe John W. Rowe	Director	February 20, 2020

HCA HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HCA Healthcare, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted ASU No.
 2016-02,
Leases (Topic 842), on a modified retrospective basis.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
For the year ended December 31, 2019, the Company’s revenues were $51.336 billion. As discussed in Note 1 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care, commercial, and governmental insurance plans are based upon the payment terms specified in the related contractual agreements or as mandated under government payer programs. Management continually reviews the contractual allowances estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care insurance coverage may have discounts applied (uninsured discounts and contractual discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues and accounts receivable at the estimated amounts the Company expects to collect. The primary collection risks relate to uninsured patient accounts, including amounts owed from patients after insurance has paid the amounts covered by the applicable agreement. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

Auditing management’s estimates of contractual allowances and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How We Addressed the Matter in Our Audit
We tested internal controls that address the risks of material misstatement related to the measurement and valuation of revenues, including estimation of contractual allowances and implicit price concessions. For example, we tested management’s internal controls over the key data inputs to the contractual allowances and implicit price concessions models, significant assumptions underlying management’s models, and management’s internal controls over retrospective hindsight reviews of historical reserve accuracy.

To test the estimated contractual allowances and implicit price concessions, we performed audit procedures that included, among others, assessing methodologies and evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its estimates. We compared the significant assumptions used by management to current industry and economic trends and considered changes, if any, to the Company’s business and other relevant factors. We also assessed the historical accuracy of management’s estimates as a source of potential corroborative or contrary evidence.

Professional Liability Claims
Description of the Matter
At December 31, 2019, the Company’s reserves for professional liability risks were $1.827 billion and the Company’s related provision for losses for the year ended December 31, 2019 was $497 million. As discussed in Note 1 to the consolidated financial statements, reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred and unpaid as of the consolidated balance sheet date. Management determines professional liability reserves and provisions for losses using individual case-basis valuations and actuarial analyses. Trends in the average frequency (number of claims) and ultimate average severity (cost per claim) of claims are significant assumptions in estimating the reserves.

Auditing management’s professional liability claims reserves was complex and judgmental due to the significant estimations required in determining the reserves, particularly the actuarial methodology and assumptions related to the severity and frequency of claims.

How We Addressed the Matter in Our Audit
We tested management’s internal controls that address the risks of material misstatement over the Company’s professional liability claims reserve estimation process. For example, we tested internal controls over management’s review of the actuarial methodology and significant assumptions, and the completeness and accuracy of claims data supporting the recorded reserves.

To test the Company’s determination of the estimated professional liability expense and reserves, we performed audit procedures that included, among others, testing the completeness and accuracy of underlying claims data used by the Company and its actuaries in its determination of reserves and reviewing the Company’s insurance contracts to assess self-insured limits, deductibles and coverage limits. Additionally, with the involvement of our actuarial specialists, we performed audit procedures that included, among others, assessing the actuarial valuation methodologies utilized by management and its actuaries, testing the significant assumptions, including consideration of Company-specific claim reporting and payment data, assessing the accuracy of management’s historical reserve estimates, and developing an independent range of reserves for comparison to the Company’s recorded amounts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.
Nashville, Tennessee
February 20, 2020

HCA HEALTHCARE, INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Dollars in millions, except per share amounts)

	2019	2018	2017
Revenues	$51,336	$46,677	$43,614

Salaries and benefits	23,560	21,425	20,059
Supplies	8,481	7,724	7,316
Other operating expenses	9,481	8,608	8,051
Equity in earnings of affiliates	(43)	(29)	(45)
Depreciation and amortization	2,596	2,278	2,131
Interest expense	1,824	1,755	1,690
Gains on sales of facilities	(18)	(428)	(8)
Losses on retirement of debt	211	9	39

	46,092	41,342	39,233

Income before income taxes	5,244	5,335	4,381
Provision for income taxes	1,099	946	1,638

Net income	4,145	4,389	2,743
Net income attributable to noncontrolling interests	640	602	527

Net income attributable to HCA Healthcare, Inc.	$3,505	$3,787	$2,216

Per share data:
Basic earnings per share	$10.27	$10.90	$6.12
Diluted earnings per share	$10.07	$10.66	$5.95
Shares used in earnings per share calculations (in millions):
Basic	341.210	347.297	362.305
Diluted	348.226	355.303	372.221

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Dollars in millions)

	2019	2018	2017
Net income	$4,145	$4,389	$2,743
Other comprehensive income (loss) before taxes:
Foreign currency translation	5	(71)	97

Unrealized gains (losses) on available-for-sale securities	15	(7)	1
Realized gains included in other operating expenses	—	—	(2)

	15	(7)	(1)

Defined benefit plans	(63)	44	(43)
Pension costs included in salaries and benefits	13	21	18

	(50)	65	(25)

Change in fair value of derivative financial instruments	(50)	23	11
Interest (benefits) costs included in interest expense	(17)	(10)	20

	(67)	13	31

Other comprehensive (loss) income before taxes	(97)	—	102
Income taxes (benefits) related to other comprehensive income items	(18)	8	42

Other comprehensive (loss) income	(79)	(8)	60

Comprehensive income	4,066	4,381	2,803
Comprehensive income attributable to noncontrolling interests	640	602	527

Comprehensive income attributable to HCA Healthcare, Inc.	$3,426	$3,779	$2,276

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018
(Dollars in millions)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$621	$502
Accounts receivable	7,380	6,789
Inventories	1,849	1,732
Other	1,346	1,190

	11,196	10,213
Property and equipment, at cost:
Land	2,178	1,944
Buildings	17,669	15,659
Equipment	25,756	23,577
Construction in progress	1,632	1,785

	47,235	42,965
Accumulated depreciation	(24,520)	(23,208)

	22,715	19,757

Investments of insurance subsidiaries	315	362
Investments in and advances to affiliates	249	232
Goodwill and other intangible assets	8,269	7,953
Right-of-use operating lease assets	1,834	—
Other	480	690

	$45,058	$39,207

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,905	$2,577
Accrued salaries	1,775	1,580
Other accrued expenses	2,932	2,624
Long-term debt due within one year	145	788

	7,757	7,569

Long-term debt, less debt issuance costs and discounts of $ 239 and $ 157	33,577	32,033
Professional liability risks	1,370	1,275
Right-of-use operating lease obligations	1,499	—
Income taxes and other liabilities	1,420	1,248
Stockholders’ deficit:
Common stock $ 0.01 par; authorized 1,800,000,000 shares; outstanding 338,445,600 shares — 2019 and 342,895,200 shares — 2018	3	3
Accumulated other comprehensive loss	(460)	(381)
Retained deficit	(2,351)	(4,572)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(2,808)	(4,950)
Noncontrolling interests	2,243	2,032

	(565)	(2,918)

	$45,058	$39,207

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2016	370.536	$4	$—	$(338)	$(6,968)	$1,669	$(5,633)
Comprehensive income				60	2,216	527	2,803
Repurchase of common stock	(25.092)		(271)		(1,780)		(2,051)
Share-based benefit plans	4.648		281				281
Distributions						(448)	(448)
Other			(10)			63	53

Balances, December 31, 2017	350.092	4	—	(278)	(6,532)	1,811	(4,995)
Comprehensive income (loss)				(8)	3,787	602	4,381
Repurchase of common stock	(14.070)	(1)	(103)		(1,426)		(1,530)
Share-based benefit plans	6.873		115				115
Cash dividends declared ($ 1.40 share)					(496)		(496)
Distributions						(441)	(441)
Reclassification of stranded tax effects				(95)	95		—
Other			(12)			60	48

Balances, December 31, 2018	342.895	3	—	(381)	(4,572)	2,032	(2,918)
Comprehensive income (loss)				(79)	3,505	640	4,066
Repurchase of common stock	(7.949)		(302)		(729)		(1,031)
Share-based benefit plans	3.500		313				313
Cash dividends declared ($ 1.60 share)					(555)		(555)
Distributions						(542)	(542)
Other			(11)			113	102

Balances, December 31, 2019	338.446	$3	$—	$(460)	$(2,351)	$2,243	$(565)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(Dollars in millions)

	2019	2018	2017
Cash flows from operating activities:
Net income	$4,145	$4,389	$2,743
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(326)	(423)	(601)
Inventories and other assets	(158)	(242)	(69)
Accounts payable and accrued expenses	396	698	374
Depreciation and amortization	2,596	2,278	2,131
Income taxes	250	74	433
Gains on sales of facilities	(18)	(428)	(8)
Losses on retirement of debt	211	9	39
Amortization of debt issuance costs	30	31	31
Share-based compensation	347	268	270
Other	129	107	83

Net cash provided by operating activities	7,602	6,761	5,426

Cash flows from investing activities:
Purchase of property and equipment	(4,158)	(3,573)	(3,015)
Acquisition of hospitals and health care entities	(1,682)	(1,253)	(1,212)
Sales of hospitals and health care entities	61	808	25
Change in investments	25	57	(73)
Other	34	60	(4)

Net cash used in investing activities	(5,720)	(3,901)	(4,279)

Cash flows from financing activities:
Issuances of long-term debt	6,451	2,000	1,502
Net change in revolving bank credit facilities	(560)	(640)	760
Repayment of long-term debt	(5,324)	(1,704)	(753)
Distributions to noncontrolling interests	(542)	(441)	(448)
Payment of debt issuance costs	(73)	(25)	(26)
Payment of dividends	(550)	(487)	—
Repurchases of common stock	(1,031)	(1,530)	(2,051)
Other	(142)	(248)	(45)

Net cash used in financing activities	(1,771)	(3,075)	(1,061)

Effect of exchange rate changes on cash and cash equivalents	8	(15)	—

Change in cash and cash equivalents	119	(230)	86
Cash and cash equivalents at beginning of period	502	732	646

Cash and cash equivalents at end of period	$621	$502	$732

Interest payments	$1,914	$1,744	$1,700
Income tax payments, net	$849	$872	$1,205
The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2019, these affiliates owned and operated 184 hospitals, 123 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 21 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $370 million, $344 million and $340 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual a djustments
under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Our revenues by primary third-party payer classification and other (including uninsured patients) for the years ended December 31, are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2019	Ratio	2018	Ratio	2017	Ratio
Medicare	$10,798	21.0%	$9,831	21.1%	$9,285	21.3%
Managed Medicare	6,452	12.6	5,497	11.8	4,680	10.7
Medicaid	1,572	3.1	1,358	2.9	1,316	3.0
Managed Medicaid	2,450	4.8	2,403	5.1	2,165	5.0
Managed care and other insurers	26,544	51.6	24,467	52.4	23,342	53.5
International (managed care and other insurers)	1,162	2.3	1,156	2.5	1,097	2.5
Other	2,358	4.6	1,965	4.2	1,729	4.0

Revenues	$51,336	100.0%	$46,677	100.0%	$43,614	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the respective year resulted in net increases to revenues of $51 million, $29 million and $41 million in 2019, 2018 and 2017, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in net increases to revenues of $13 million, $51 million and $56 million in 2019, 2018 and 2017, respectively.
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

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)
Revenues (continued)
P
rior to November 2017,
 patients
treated at hospitals for non-e
lective care,
who have income at or below 200% of the federal poverty level, were eligible for charity care. During November 2017, we expanded our charity policy to include patients who have income above 200%, but at or below 400%, of the federal poverty level and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. We may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the age of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed.
The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period
comparisons of our results of operations. At December 31, 2019 and 2018, estimated implicit price concessions of $6.953 billion and $6.280 billion, respectively, had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect
.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)
Revenues (continued)
To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2019	2018	2017
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$44,118	$40,035	$37,557

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.0%	12.4%	12.9%

Total uncompensated care	$31,105	$26,757	$23,420
Multiply by the cost-to-charges ratio	12.0%	12.4%	12.9%

Estimated cost of total uncompensated care	$3,733	$3,318	$3,021

The total uncompensated care amounts include charity care of $13.260 billion, $8.611 billion and $4.861 billion. The estimated costs of charity care were $1.591 billion, $1.068 billion and $627 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $486 million and $449 million at December 31, 2019 and 2018, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.
Accounts Receivable
We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable. Days revenues in accounts receivable were 50 days, 51 days and 52 days at December 31, 2019, 2018 and 2017, respectively. Changes in general economic conditions, patient accounting service center operations, payer mix, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)
Inventories
Inventories are stated at the lower of cost
(first-in,
first-out)
or market.
Property and Equipment
Depreciation expense, computed using the straight-line method, was $2.579 billion in 2019, $2.262 billion in 2018 and $2.111 billion in 2017. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.
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
Investments of Insurance Subsidiaries
At December 31, 2019 and 2018, the investments of our 100% owned insurance subsidiaries were classified as
“available-for-sale”
as defined in Accounting Standards Codification (“ASC”) No. 320,
Investments — Debt Securities
and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in fair value are due to credit-related or noncredit-related factors. Our investment securities evaluation process involves subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether a cre
d
it-related impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered to be a credit-related impairment. The extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.
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
No
goodwill impairments were recognized during 2019, 2018 or 2017.
During 2019, goodwill increased by $332 million related to acquisitions and declined by $4 million related to foreign currency translation and other adjustments. During 2018, goodwill increased by $636 million related to acquisitions and declined by $60 million related to foreign currency translation and other adjustments.
During 2019, identifiable intangible assets declined by $12 million due to amortization, foreign currency translation and other adjustments. During 2018, identifiable intangible assets declined by $17 million due to amortization, foreign currency translation and other adjustments. Identifiable intangible assets are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of identifiable intangible assets at both December 31, 2019 and 2018 was $184 million and accumulated amortization was $123 million and $111 million, respectively. The gross carrying amount of indefinite-lived identifiable intangible assets at both December 31, 2019 and 2018 was $269 million. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.
Debt Issuance Costs and Discounts
Debt issuance costs
 and discounts
are amortized based upon the terms of the respective debt obligations. The gross carrying amount of debt issuance costs and discounts
at December 31, 2019 and 2018 was $413 million and $360 million, respectively, and accumulated amortization was $174 million and $203 million, respectively. Amortization of debt issuance costs and discounts
is included in interest expense and was $30 million, $31 million and $31 million for 2019, 2018 and 2017, respectively.
Professional Liability Claims
Reserves for professional liability risks were $1.827 billion and $1.741 billion at December 31, 2019 and 2018, respectively. The current portion of the reserves, $457 million and $466 million at December 31, 2019 and 2018, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $497 million, $447 million and $466 million for 2019, 2018 and 2017, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. During 2019 and 2018, we recorded reduction
s
to the provision for professional liability risks of $50 million and $70 million, respectively, due to the receipt of updated actuarial information. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,300 and 2,200 individual claims at December 31, 2019 and 2018, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2019 and 2018, $408 million and $358 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)
Professional Liability Claims (continued)
significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.
A portion of our professional liability risks is insured through a 100% owned insurance subsidiary. Subject, in most cases, to a $
15
 million per occurrence self-insured retention, our facilities are insured by our 100% owned insurance subsidiary for losses up to $
50
 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $25 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.
The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $37 million and $40 million at December 31, 2019 and 2018, respectively, recorded in “other assets,” and $9 million and $10 million at December 31, 2019 and 2018, respectively, recorded in “other current assets.”
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2019 presentation.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SHARE-BASED COMPENSATION
Stock Incentive Plan
Our stock incentive plan is designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel, motivating them to achieve long range goals and aligning their interests with those of our stockholders through opportunities for stock-based compensation and stock ownership in the Company. Stock option, stock appreciation right (“SARs”) and restricted share unit (“RSUs”) grants vest solely based upon continued employment over a specific period of time, and performance share unit (“PSUs”) grants vest based upon both continued employment over a specific period of time and the achievement of predetermined financial targets over time. At December 31, 2019, there were 20.328 million shares available for future grants under the stock incentive plan.
Employee Stock Purchase Plan
Our employee stock purchase plan (“ESPP”) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2019, 6.883 million shares of common stock were reserved for issuance under the ESPP provisions. During 2019, 2018 and 2017, the Company recognized $12 million, $10 million and $9 million, respectively, of compensation expense related to the ESPP.
Stock Option, SAR, RSU and PSU Activity
The fair value of each stock option and SAR award is estimated on the grant date, using valuation models and the weighted average assumptions indicated in the following table. Awards under our stock incentive plan generally vest based on continued employment (“Time Stock Options and SARs” and “Time RSUs”) and based upon continued employment and the achievement of certain financial targets (“Performance Stock Options and SARs”, “Performance RSUs” and “PSUs”). PSUs have a three-year cumulative earnings per share target, and the number of PSUs earned can vary from zero (for actual performance of less than
9
0% of target for 2019 grants and 80% of target for 2018 and prior grants) to two times the original PSU grant (for actual performance of 110% or more of target for 2019 grants and 120% or more of target for 2018 and prior grants). Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. The expected term of the share-based award is limited by the contractual term. We use historical exercise behavior data and other factors to estimate the expected term of the options and SARs.
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

	2019	2018	2017
Risk-free interest rate	2.50%	2.62%	2.13%
Expected volatility	27%	29%	31%
Expected life, in years	6.18	6.15	6.17
Expected dividend yield	1.16%	1.37%	—

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (continued)
Stock Option, SAR, RSU and PSU Activity (continued)
Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2019, 2018 and 2017 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options and SARs outstanding, December 31, 2016	10,936	6,130	17,066	$35.65
Granted	1,879	—	1,879	81.83
Exercised	(1,549)	(1,366)	(2,915)	21.49
Cancelled	(110)	(178)	(288)	52.92

Options and SARs outstanding, December 31, 2017	11,156	4,586	15,742	43.47
Granted	2,342	—	2,342	101.96
Exercised	(3,917)	(1,774)	(5,691)	27.86
Cancelled	(221)	(145)	(366)	68.43

Options and SARs outstanding, December 31, 2018	9,360	2,667	12,027	61.49
Granted	1,349	—	1,349	138.31
Exercised	(1,137)	(523)	(1,660)	44.45
Cancelled	(522)	—	(522)	93.26

Options and SARs outstanding, December 31, 2019	9,050	2,144	11,194	$71.79	5.7 y ears	$851

Options and SARs exercisable, December 31, 2019	5,273	2,144	7,417	$53.09	4.4 years	$703
The weighted average fair values of stock options and SARs granted during 2019, 2018 and 2017 were $38.21, $28.90 and $28.47 per share, respectively. The total intrinsic value of stock options and SARs exercised during 2019, 2018 and 2017 was $153 million, $456 million and $177 million, respectively. The total fair value of RSUs and PSUs that vested during 2019, 2018 and 2017 was $346 million, $413 million and $188 million, respectively. As of December 31, 2019, the unrecognized compensation cost related to nonvested stock options and SARs was $73 million.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (continued)
Stock Option, SAR, RSU and PSU Activity (continued)
Information regarding Time RSUs, Performance RSUs and PSUs activity during 2019, 2018 and 2017 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2016	4,111	790	2,386	7,287	$61.21
Granted	1,484	—	1,304	2,788	81.90
Vested	(1,824)	(430)	—	(2,254)	51.20
Cancelled	(306)	(133)	(128)	(567)	64.06

RSUs and PSUs outstanding, December 31, 2017	3,465	227	3,562	7,254	72.05
Granted	1,464	—	1,261	2,725	101.85
Performance adjustment	—	—	1,250	1,250	69.27
Vested	(1,487)	(136)	(2,500)	(4,123)	67.33
Cancelled	(319)	(91)	(151)	(561)	78.82

RSUs and PSUs outstanding, December 31, 2018	3,123	—	3,422	6,545	86.32
Granted	973	—	796	1,769	138.45
Performance adjustment	—	—	227	227	69.94
Vested	(1,216)	—	(1,251)	(2,467)	75.97
Cancelled	(260)	—	(159)	(419)	103.27

RSUs and PSUs outstanding, December 31, 2019	2,620	—	3,035	5,655	$105.23

As of December 31, 2019, the unrecognized compensation cost related to RSUs and PSUs was $338 million.
NOTE 3 — ACQUISITIONS AND DISPOSITIONS
During 2019, we paid $1.384 billion to acquire a seven-hospital health system in North Carolina and $298 million to acquire nonhospital health care entities. During 2018, we paid $792 million to acquire two hospital facilities and $461 million to acquire nonhospital health care entities. During 2017, we paid $1.000 billion to acquire eight hospital facilities and $212 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $332 million, $636 million and $693 million in 2019, 2018 and 2017, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During 2019, we received proceeds of $25 million and recognized a pretax loss of $1 million ($1 million after tax) related to the sale of a hospital facility from our American Group (a Louisiana market). During 2019, we also received proceeds of $36 million and recognized pretax gain
s
of $19 million ($14 million after tax) related to sales of real estate and other investments. During 2018, we received proceeds of $758 million and recognized a pretax gain of $353 million ($265 million after tax) related to the sale of two hospital facilities from our American Group (Oklahoma market). During 2018, we also received proceeds of $50 million and recognized

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 —
ACQUISITIONS
AND DISPOSITIONS (
continued
)

pretax gains of $75 million ($59 million after tax) related to sales of real estate and other investments. During 2017, we received proceeds of $25 million and recognized pretax gains of $8 million ($5 million after tax) related to sales of real estate and other investments.
NOTE 4 — INCOME TAXES
The provision for income taxes consists of the following (dollars in millions):

	2019	2018	2017
Current:
Federal	$670	$759	$1,067
State	134	149	120
Foreign	17	23	19
Deferred:
Federal	254	9	423
State	29	13	3
Foreign	(5)	(7)	6

	$1,099	$946	$1,638

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
During 2018, we recorded a reduction to our provision for income taxes of $28 million for tax credits related to certain 2017 hurricane-related expenses. Our provision for income taxes for the years ended December 31, 2019, 2018 and 2017 included tax benefits of $65 million, $124 million and $82 million, respectively, related to the settlement of employee equity awards. Our foreign pretax income was $50 million, $86 million and $91 million for the years ended December 31, 2019, 2018 and 2017, respectively.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 — INCOME TAXES (continued)
A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	2.7	2.9	2.2
Change in liability for uncertain tax positions	0.4	(0.1)	—
Tax benefit from settlements of employee equity awards	(1.3)	(2.4)	(2.0)
Impact of Tax Act on deferred tax balances	—	(1.6)	7.8
Other items, net	1.1	0.2	(0.5)

Effective income tax rate on income attributable to HCA Healthcare, Inc.	23.9	20.0	42.5
Income attributable to noncontrolling interests from consolidated partnerships	(2.9)	(2.3)	(5.1)

Effective income tax rate on income before income taxes	21.0%	17.7%	37.4%

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2019		2018
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$601	$—	$340
Allowances for professional liability and other risks	376	—	355	—
Accounts receivable	307	—	274	—
Compensation	292	—	256	—
Right-of-use lease assets and obligations	369	366	—	—
Other	461	538	424	491

	$1,805	$1,505	$1,309	$831

At December 31, 2019, federal and state net operating loss carryforwards (expiring in years
2022
 t
hrough
2038
) available to offset future taxable income approximated $
60
 million and $

 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.
The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2019	2018
Balance at January 1	$390	$399
Additions based on tax positions related to the current year	29	22
Additions for tax positions of prior years	119	10
Reductions for tax positions of prior years	(3)	(14)
Settlements	—	(2)
Lapse of applicable statutes of limitations	(13)	(25)

Balance at December 31	$522	$390

Our liability for unrecognized tax benefits was $550 million, including accrued interest of $62 million and excluding $34 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2019 ($435 million, $48 million and $3 million, respectively, as of December 31, 2018). Unrecognized tax benefits of $160 million ($137 million as of December 31, 2018) would affect the effective rate, if recognized. The increase in our liability for unrecognized tax benefits relates primarily to the effect of certain federal and state legislative and regulatory developments during 2019.

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
NOTE 5 — EARNINGS PER SHARE
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs, RSUs and PSUs, computed using the treasury stock method. During 2019, 2018 and 2017, we repurchased 7.949 million shares, 14.070 million shares and 25.092 million shares, respectively, of our common stock.

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (dollars and shares in millions, except
per share amounts):

	2019	2018	2017
Net income attributable to HCA Healthcare, Inc.	$3,505	$3,787	$2,216

Weighted average common shares outstanding	341.210	347.297	362.305
Effect of dilutive incremental shares	7.016	8.006	9.916

Shares used for diluted earnings per share	348.226	355.303	372.221

Earnings per share:
Basic earnings per share	$10.27	$10.90	$6.12
Diluted earnings per share	$10.07	$10.66	$5.95
NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2019
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$359	$18	$—	$377
Money market funds and other	85	—	—	85

	$444	$18	$—	462

Amounts classified as current assets				(147)

Investment carrying value				$315

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

	2018
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$338	$5	$(2)	$341
Money market funds and other	68	—	—	68

	$406	$5	$(2)	409

Amounts classified as current assets				(47)

Investment carrying value				$362

At December 31, 2019 and 2018, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at December 31, 2019 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$9	$9
Due after one year through five years	85	88
Due after five years through ten years	190	202
Due after ten years	75	78

	$359	$377

The average expected maturity of the investments in debt securities at December 31, 2019 was 5.6 years, compared to the average scheduled maturity of 10.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.
NOTE 7 — FINANCIAL INSTRUMENTS
Interest Rate Swap Agreements
We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between us and our counterparties based on common notional principal amounts and maturity dates.
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

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — FINANCIAL INSTRUMENTS (continued)
Interest Rate Swap Agreements (continued)
The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2019 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$3
Pay-fixed interest rate swaps	500	December 2022	(7)
During the next 12 months, we estimate $1 million will be reclassified from accumulated
other comprehensive income (“OCI”) and will
be included i
n
 interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the year ended December 31, 2019 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Gain Reclassified from Accumulated OCI into Operations	Amount of Gain Reclassified from Accumulated OCI into Operations
Interest rate swaps	$37	Interest expense	$17
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2019, we have not been required to post any collateral related to these agreements. If we had breached these provisions at December 31, 2019, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $4 million.
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
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2019
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$377	$—	$377	$—
Money market funds and other	85	85	—	—

Investments of insurance subsidiaries	462	85	377	—
Less amounts classified as current assets	(147)	(83)	(64)	—

	$315	2	$313	$—

Interest rate swaps (Other)	$3	$—	$3	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$7	$—	$7	$—

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

The estimated fair value of our long-term debt was $37.026 billion and $32.887 billion at December 31, 2019 and 2018, respectively, compared to carrying amounts, excluding debt issuance costs and di
scounts
, aggregating $33.961 billion and $32.978 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.
NOTE 9 — LONG-TERM DEBT
A summary of long-term debt at December 31, including related interest rates at December 31, 2019, follows (dollars in millions):

	2019	2018
Senior secured asset-based revolving credit facility (effective interest rate of 3.0%)	$2,480	$3,040
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.3%)	3,725	3,801
Senior secured notes (effective interest rate of 5.1%)	13,850	13,800
Other senior secured debt (effective interest rate of 5.4%)	654	585

Senior secured debt	20,709	21,226
Senior unsecured notes (effective interest rate of 6.3%)	13,252	11,752
Net debt issuance costs	(239)	(157)

Total debt (average life of 8.6 years, rates averaging 5.2%)	33,722	32,821
Less amounts due within one year	145	788

	$33,577	$32,033

During January 2019, we issued $
1.500
 billion aggregate principal amount of senior unsecured notes comprised of $
1.000
 billion aggregate principal amount of
5.875
% notes due 2029 and $

 million aggregate principal amount of
5.625
% notes due 2028. We used the net proceeds to fund the purchase of a seven-hospital health system located in western North Carolina.

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
with a borrowing base of
85
% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($2.480 billion outstanding at December 31, 2019) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on
June 28, 2022
(
none
outstanding at December 31, 2019 without giving effect to certain outstanding letters of credit); (iii) a $1.106 billion senior secured term loan
A-6
facility maturing on
July 16, 2024
; (iv) a $1.474 billion senior secured term loan
B-12
facility maturing on
March 13, 2025
; and (v) a $1.145 billion senior secured term loan
B-13
facility maturing on
March 18, 2026
. We refer to the facilities described under (ii) through (v) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”
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
Senior secured notes consists of (i) $
1.250
 billion aggregate principal amount of 4.75% first lien notes due 2023; (ii) $2.000 billion aggregate principal amount of 5.00% first lien notes due 2024; (iii) $1.400 billion aggregate principal amount of 5.25% first lien notes due 2025; (iv) $1.500 billion aggregate principal amount of 5.25% first lien notes due 2026; (v) $1.200 billion aggregate principal amount of 4.50% first lien notes due 2027; (vi) $
2.000
 billion aggregate principal amount of 4 1/8% first lien notes due 2029; (vii) $
1.000
 billion aggregate principal amount of 5 1/8% first lien notes due 2039; (viii) $1.500 billion aggregate principal amount of 5.50% first lien notes due 2047; and (ix) $
2.000
 billion aggregate principal amount of 5 1/4% first lien notes due 2049. Finance leases and other secured debt totaled $654 million at December 31, 2019.
We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2019, we had entered into effective interest rate swap agreements, in a total notional amount of $2.500 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 — LONG-TERM DEBT (continued)
Senior Secured Credit Facilities And Other Senior Secured Debt (continued)
senior secured credit facilities. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.
Senior Unsecured Notes
Senior unsecured notes consist of (i) $12.391 billion aggregate principal amount of senior notes with maturities ranging from 2021 to 2033; (ii) an aggregate principal amount of $125 million medium-term notes maturing 2025; and (iii) an aggregate principal amount of $736 million debentures with maturities ranging from 2023 to 2095.
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
Maturities of long-term debt in years 2021 through 2024, excluding amounts under the ABL credit facility, are $1.156 billion, $2.177 billion, $2.770 billion and $3.137 billion, respectively.

NOTE 10 —
LEASES
We adopted ASU No. 2016-02,
Leases (Topic 842)
, which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach. Prior period financial statement amounts and disclosures have not been adjusted to reflect the

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — LEASES (continued)
provisions of the new standard. We elected the package of transition provisions available which allowed us to carry forward our historical assessments of whether contracts are or contain leases, the lease classification and the treatment of initial direct costs.
We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related assets and obligations at the present value of lease payments over the term. Many of our leases include rental escalation clauses and renewal options that are factored into our determination of lease payments
,
when appropriate. We do not separate lease and nonlease components of contracts. Generally, we use our estimated incremental borrowing rate to discount the lease payments, as most of our leases do not provide a readily determinable implicit interest rate.
The following table presents our lease-related assets and liabilities at December 31, 2019 (dollars in millions):

	Balance Sheet Classification	December 31, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$1,834
Finance leases	Property and equipment	520

Total lease assets		$2,354

Liabilities:
Current:
Operating leases	Other accrued expenses	$350
Finance leases	Long-term debt due within one year	87
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,499
Finance leases	Long-term debt	470

Total lease liabilities		$2,406

Weighted-average remaining term:
Operating leases		10.8 years
Finance leases		12.0 years
Weighted-average discount rate:
Operating leases(1)		5.3%
Finance leases		6.0%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

F-
29

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — LEASES (continued)
The following table presents certain information related to lease expense for finance and operating leases for the year ended December 31, 2019 (dollars in millions):

Year Ended December 31, 2019
Finance lease expense:
Amortization of leased assets	$93
Interest on lease liabilities	32
Operating leases(2)	389
Short-term lease expense(2)	316
Variable lease expense(2)	150

$980

(2)	Expenses are included in “other operating expenses” in our consolidated income statements.
The following table presents supplemental cash flow information for the year ended December 31, 2019 (dollars in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$404
Operating cash flows for finance leases	32
Financing cash flows for finance leases	79
Maturities of Lease Liabilities
The following table reconciles the undiscounted minimum lease payment amounts to the operating and finance lease liabilities recorded on the balance sheet at December 31, 2019 (dollars in millions):

	Operating Leases	Finance Leases
Year 1	$411	$110
Year 2	350	105
Year 3	285	99
Year 4	228	58
Year 5	182	60
Thereafter	1,074	368

Total minimum lease payments	2,530	800
Less: amount of lease payments representing interest	(681)	(243)

Present value of future minimum lease payments	1,849	557
Less: current lease obligations	(350)	(87)

Long-term lease obligations	$1,499	$470

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Texas operates a state Medicaid program pursuant to a waiver from CMS under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam
lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam
lawsuit. The Company believes that our participation is and has been consistent with the requirements of the Program and is vigorously defending against the lawsuit being pursued by the relator. We cannot predict what effect, if any, the qui tam
lawsuit could have on the Company.
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
Share Repurchase Transactions
During January 2020, January 2019, October 2017 and November 2016, our Board of Directors authorized share repurchase programs for up to $8 billion ($2 billion for each authorization) of our outstanding common stock. During 2019, we repurchased 7.949 million shares of our common stock at an average price of $129.71 per

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12 — CAPITAL STOCK (continued)
Share Repurchase Transactions (continued)
share through market purchases pursuant to the October 2017 authorization (which was completed during the first quarter of 2019) and the January 2019 authorization. At December 31, 2019, we had $1.241 billion of repurchase authorization available under the January 2019 authorization.
During 2018, we repurchased 14.070 million shares of our common stock at an average price of $108.74 per share through market purchases pursuant to the October 2017 authorization. During 2017, we repurchased 25.092 million shares of our common stock at an average price of $81.73 per share through market purchases pursuant to the November 2016 authorization (which was completed during the fourth quarter of 2017) and the October 2017 authorization.
NOTE 13 — EMPLOYEE BENEFIT PLANS
We maintain defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled $532 million for 2019, $499 million for 2018 and $471 million for 2017. Our contributions are funded during the applicable or following year.
We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining
1,000 or more hours
of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations. Benefits expense under this plan was $44 million for 2019, $22 million for 2018 and $40 million for 2017. Accrued benefits liabilities under this plan totaled $227 million at December 31, 2019 and $205 million at December 31, 2018.
We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $19 million for 2019, $26 million for 2018 and $28 million for 2017. Accrued benefits liabilities under this plan totaled $192 million at December 31, 2019 and $195 million at December 31, 2018.
We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $11 million for 2019, $9 million for 2018, and $14 million for 2017. Accrued benefits liabilities under these plans totaled $63 million at December 31, 2019 and $68 million at December 31, 2018.
NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in one line of business, which is operating hospitals and related health care entities. We operate in two
geographically organized groups: the National and American Groups. At December 31, 2019, the National Group included 95 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group included 83 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana,

Mississippi, Missouri, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.

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

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
National Group	$25,913	$22,581	$20,772
American Group	23,173	21,959	20,912
Corporate and other	2,250	2,137	1,930

	$51,336	$46,677	$43,614

Equity in earnings of affiliates:
National Group	$(2)	$(4)	$(21)
American Group	(44)	(40)	(37)
Corporate and other	3	15	13

	$(43)	$(29)	$(45)

Adjusted segment EBITDA:
National Group	$5,634	$4,980	$4,600
American Group	4,904	4,593	4,231
Corporate and other	(681)	(624)	(598)

	$9,857	$8,949	$8,233

Depreciation and amortization:
National Group	$1,161	$946	$867
American Group	1,117	1,027	986
Corporate and other	318	305	278

	$2,596	$2,278	$2,131

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Years Ended December 31,
	2019	2018	2017
Adjusted segment EBITDA	$9,857	$8,949	$8,233
Depreciation and amortization	2,596	2,278	2,131
Interest expense	1,824	1,755	1,690
Gains on sales of facilities	(18)	(428)	(8)
Losses on retirement of debt	211	9	39

Income before income taxes	$5,244	$5,335	$4,381

	December 31,
	2019	2018	2017
Assets:
National Group	$18,290	$14,839	$13,097
American Group	20,608	19,122	18,136
Corporate and other	6,160	5,246	5,360

	$45,058	$39,207	$36,593

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2016	$1,458	$4,661	$585	$6,704
Acquisitions	19	612	62	693
Foreign currency translation, amortization and other	(3)	(8)	8	(3)

Balance at December 31, 2017	1,474	5,265	655	7,394
Acquisitions	132	504	—	636
Foreign currency translation, amortization and other	(9)	(40)	(28)	(77)

Balance at December 31, 2018	1,597	5,729	627	7,953
Acquisitions	155	39	138	332
F oreign currency translation, amortization and other	(13)	(3)	—	(16)

Balance at December 31, 2019	$1,739	$5,765	$765	$8,269

F-3
4

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15 — OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2016	$7	$(211)	$(146)	$12	$(338)
Unrealized gains on available-for-sale securities	1	—	—	—	1
Foreign currency translation adjustments, net of $35 of income taxes	—	62	—	—	62
Defined benefit plans, net of $10 income tax benefit	—	—	(33)	—	(33)
Change in fair value of derivative instruments, net of $4 of income taxes	—	—	—	7	7
Expense (income) reclassified into operations from other comprehensive income, net of $1 of income taxes and $7 and $7 income tax benefits, respectively	(1)	—	11	13	23

Balances at December 31, 2017	7	(149)	(168)	32	(278)
Unrealized losses on available-for-sale securities, net of $2 income tax benefit	(5)	—	—	—	(5)
Foreign currency translation adjustments, net of $8 income tax benefit	—	(63)	—	—	(63)
Defined benefit plans, net of $10 of income taxes	—	—	34	—	34
Change in fair value of derivative instruments, net of $5 of income taxes	—	—	—	18	18
Expense (income) reclassified into operations from other comprehensive income, net of $5 income tax benefit and $2 of income taxes, respectively	—	—	16	(8)	8
Reclassification of stranded tax effects	1	(71)	(30)	5	(95)

Balances at December 31, 2018	3	(283)	(148)	47	(381)
Unrealized gains on available-for-sale securities, net of $4 of income taxes	11	—	—	—	11
Foreign currency translation adjustments, net of $5 of income taxes	—	—	—	—	—
Defined benefit plans, net of $14 income tax benefit	—	—	(49)	—	(49)
Change in fair value of derivative instruments, net of $13 income tax benefit	—	—	—	(37)	(37)
Expense (income) reclassified into operations from other comprehensive income, net of $3 income tax benefit and $3 of income taxes, respectively	—	—	10	(14)	(4)

Balances at December 31, 2019	$14	$(283)	$(187)	$(4)	$(460)

F-3
5

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16 — ACCRUED EXPENSES
A summary of other accrued expenses at December 31 follows (dollars in millions):

	2019	2018
Professional liability risks	$457	$466
Defined contribution benefit plan	528	459
Interest	368	429
Right-of-use operating lease	350	—
Taxes other than income	325	308
Other	904	962

	$2,932	$2,624

NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION
HCA Inc. is a 100% owned direct subsidiary of HCA Healthcare, Inc. HCA Healthcare, Inc. has $1.000 billion aggregate principal amount of 6.25% senior unsecured notes due 2021 outstanding. These notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.
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
Our condensed consolidating balance sheets at December 31, 2019 and 2018 and condensed consolidating statements of comprehensive income and cash flows for each of the three years in the period ended December 31, 2019, segregating HCA Healthcare, Inc. issuer, HCA Inc. issuer, the subsidiary guarantors, the subsidiary non-guarantors
and eliminations, follow.

F-3
6

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING COMPREHENSIVE INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Revenues	$—	$—	$29,220	$22,116	$—	$51,336

Salaries and benefits	—	—	12,898	10,662	—	23,560
Supplies	—	—	4,802	3,679	—	8,481
Other operating expenses	7	—	4,643	4,831	—	9,481
Equity in earnings of affiliates	(3,597)	—	(6)	(37)	3,597	(43)
Depreciation and amortization	—	—	1,447	1,149	—	2,596
Interest expense (income)	64	4,025	(2,001)	(264)	—	1,824
Gains on sales of facilities	—	—	(14)	(4)	—	(18)
Losses on retirement of debt	—	211	—	—	—	211
Management fees	—	—	(768)	768	—	—

	(3,526)	4,236	21,001	20,784	3,597	46,092

Income (loss) before income taxes	3,526	(4,236)	8,219	1,332	(3,597)	5,244
Provision (benefit) for income taxes	21	(976)	1,874	180	—	1,099

Net income (loss)	3,505	(3,260)	6,345	1,152	(3,597)	4,145
Net income attributable to noncontrolling interests	—	—	91	549	—	640

Net income (loss) attributable to HCA Healthcare, Inc.	$3,505	$(3,260)	$6,254	$603	$(3,597)	$3,505

Comprehensive income (loss) attributable to HCA Healthcare, Inc.	$3,426	$(3,311)	$6,215	$614	$(3,518)	$3,426

F-3
7

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

F-3
8

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

F-3
9

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$118	$503	$—	$621
Accounts receivable, net	—	—	4,037	3,343	—	7,380
Inventories	—	—	1,208	641	—	1,849
Other	—	—	727	619	—	1,346

	—	—	6,090	5,106	—	11,196

Property and equipment, net	—	—	13,418	9,297	—	22,715
Investments of insurance subsidiaries	—	—	—	315	—	315
Investments in and advances to affiliates	36,684	—	29	220	(36,684)	249
Goodwill and other intangible assets	—	—	5,743	2,526	—	8,269
Right-of-use operating lease assets	—	—	455	1,379	—	1,834
Other	300	3	29	148	—	480

	$36,984	$3	$25,764	$18,991	$(36,684)	$45,058

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,903	$1,002	$—	$2,905
Accrued salaries	—	—	1,070	705	—	1,775
Other accrued expenses	85	341	1,001	1,505	—	2,932
Long-term debt due within one year	—	54	50	41	—	145

	85	395	4,024	3,253	—	7,757

Long-term debt, net	998	32,016	213	350	—	33,577
Intercompany balances	38,089	(4,314)	(33,828)	53	—	—
Professional liability risks	—	—	—	1,370	—	1,370
Right-of-use operating lease obligations	—	—	345	1,154	—	1,499
Income taxes and other liabilities	620	7	252	541	—	1,420

	39,792	28,104	(28,994)	6,721	—	45,623
Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(2,808)	(28,101)	54,652	10,133	(36,684)	(2,808)
Noncontrolling interests	—	—	106	2,137	—	2,243

	(2,808)	(28,101)	54,758	12,270	(36,684)	(565)

	$36,984	$3	$25,764	$18,991	$(36,684)	$45,058

F-
40

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17
— SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-
RELATED

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

F-4
1

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2019
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$3,505	$(3,260)	$6,345	$1,152	$(3,597)	$4,145
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	—	(62)	17	(43)	—	(88)
Depreciation and amortization	—	—	1,447	1,149	—	2,596
Income taxes	250	—	—	—	—	250
Gains on sales of facilities	—	—	(14)	(4)	—	(18)
Losses on retirement of debt	—	211	—	—	—	211
Amortization of debt issuance costs	—	30	—	—	—	30
Share-based compensation	—	—	347	—	—	347
Equity in earnings of affiliates	(3,597)	—	—	—	3,597	—
Other	109	—	23	(3)	—	129

Net cash provided by (used in) operating activities	267	(3,081)	8,165	2,251	—	7,602

Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,342)	(1,816)	—	(4,158)
Acquisition of hospitals and health care entities	—	—	(43)	(1,639)	—	(1,682)
Sales of hospitals and health care entities	—	—	42	19	—	61
Change in investments	—	—	6	19	—	25
Other	—	—	(7)	41	—	34

Net cash used in investing activities	—	—	(2,344)	(3,376)	—	(5,720)

Cash flows from financing activities:
Issuance of long-term debt	—	6,451	—	—	—	6,451
Net change in revolving bank credit facilities	—	(560)	—	—	—	(560)
Repayment of long-term debt	—	(5,227)	(59)	(38)	—	(5,324)
Distributions to noncontrolling interests	—	—	(104)	(438)	—	(542)
Payment of debt issuance costs	—	(73)	—	—	—	(73)
Payment of dividends	(550)	—	—	—	—	(550)
Repurchases of common stock	(1,031)	—	—	—	—	(1,031)
Changes in intercompany balances with affiliates, net	1,457	2,490	(5,714)	1,767	—	—
Other	(143)	—	—	1	—	(142)

Net cash (used in) provided by financing activities	(267)	3,081	(5,877)	1,292	—	(1,771)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8

Change in cash and cash equivalents	—	—	(56)	175	—	119
Cash and cash equivalents at beginning of period	—	—	174	328	—	502

Cash and cash equivalents at end of period	$—	$—	$118	$503	$—	$621

F-4
2

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$3,787	$(2,755)	$5,761	$1,284	$(3,688)	$4,389
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	—	23	(178)	188	—	33
Depreciation and amortization	—	—	1,335	943	—	2,278
Income taxes	74	—	—	—	—	74
Gains on sales of facilities	—	—	(357)	(71)	—	(428)
Losses on retirement of debt	—	9	—	—	—	9
Amortization of debt issuance costs	—	31	—	—	—	31
Share-based compensation	—	—	268	—	—	268
Equity in earnings of affiliates	(3,688)	—	—	—	3,688	—
Other	91	—	25	(9)	—	107

Net cash provided by (used in) operating activities	264	(2,692)	6,854	2,335	—	6,761

Cash flows from investing activities:
Purchase of property and equipment	—	—	(2,008)	(1,565)	—	(3,573)
Acquisition of hospitals and health care entities	—	—	(897)	(356)	—	(1,253)
Sales of hospitals and health care entities	—	—	770	38	—	808
Change in investments	—	—	12	45	—	57
Other	—	—	(9)	69	—	60

Net cash used in investing activities	—	—	(2,132)	(1,769)	—	(3,901)

Cash flows from financing activities:
Issuance of long-term debt	—	2,000	—	—	—	2,000
Net change in revolving bank credit facilities	—	(640)	—	—	—	(640)
Repayment of long-term debt	—	(1,590)	(72)	(42)	—	(1,704)
Distributions to noncontrolling interests	—	—	(83)	(358)	—	(441)
Payment of debt issuance costs	—	(25)	—	—	—	(25)
Payment of dividends	(487)	—	—	—	—	(487)
Repurchases of common stock	(1,530)	—	—	—	—	(1,530)
Changes in intercompany balances with affiliates, net	2,004	2,947	(4,505)	(446)	—	—
Other	(252)	—	—	4	—	(248)

Net cash (used in) provided by financing activities	(265)	2,692	(4,660)	(842)	—	(3,075)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)

Change in cash and cash equivalents	(1)	—	62	(291)	—	(230)
Cash and cash equivalents at beginning of period	1	—	112	619	—	732

Cash and cash equivalents at end of period	$—	$—	$174	$328	$—	$502

F-4
3

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (continued)
HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(Dollars in millions)

	HCA Healthcare, Inc. Issuer	HCA Inc. Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities:
Net income (loss)	$2,216	$(1,973)	$4,028	$948	$(2,476)	$2,743
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	—	(193)	(219)	116	—	(296)
Depreciation and amortization	—	—	1,237	894	—	2,131
Income taxes	433	—	—	—	—	433
Gains on sales of facilities	—	—	(2)	(6)	—	(8)
Losses on retirement of debt	—	39	—	—	—	39
Amortization of debt issuance costs	—	31	—	—	—	31
Share-based compensation	—	—	270	—	—	270
Equity in earnings of affiliates	(2,476)	—	—	—	2,476	—
Other	78	—	—	5	—	83

Net cash provided by (used in) operating activities	251	(2,096)	5,314	1,957	—	5,426

Cash flows from investing activities:
Purchase of property and equipment	—	—	(1,681)	(1,334)	—	(3,015)
Acquisition of hospitals and health care entities	—	—	(26)	(1,186)	—	(1,212)
Sales of hospitals and health care entities	—	—	14	11	—	25
Change in investments	—	—	(1)	(72)	—	(73)
Other	—	—	—	(4)	—	(4)

Net cash used in investing activities	—	—	(1,694)	(2,585)	—	(4,279)

Cash flows from financing activities:
Issuance of long-term debt	—	1,500	—	2	—	1,502
Net change in revolving bank credit facilities	—	760	—	—	—	760
Repayment of long-term debt	—	(628)	(77)	(48)	—	(753)
Distributions to noncontrolling interests	—	—	(140)	(308)	—	(448)
Payment of debt issuance costs	—	(26)	—	—	—	(26)
Repurchases of common stock	(2,051)	—	—	—	—	(2,051)
Changes in intercompany balances with affiliates, net	1,867	490	(3,404)	1,047	—	—
Other	(66)	—	—	21	—	(45)

Net cash (used in) provided by financing activities	(250)	2,096	(3,621)	714	—	(1,061)

Change in cash and cash equivalents	1	—	(1)	86	—	86
Cash and cash equivalents at beginning of period	—	—	113	533	—	646

Cash and cash equivalents at end of period	$1	$—	$112	$619	$—	$732

F-4
4

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
Reconciliations of the HCA Healthcare, Inc. Consolidated Statements of Stockholders’ Deficit and Consolidated Statements of Cash Flows presentations to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit
and Consolidated Statements of Cash Flows
presentations for the years ended December 31, are as follows (dollars in millions):

	2019	2018	2017
Presentation in HCA Healthcare, Inc. Consolidated Statements of Stockholders’ Deficit:
Repurchases of common stock	$(1,031)	$(1,530)	$(2,051)
Share-based benefit plans	313	115	281
Cash dividends declared ($1.60 per share — 2019 and $1.40 per share — 2018)	(555)	(496)	—
Other	(11)	(12)	(10)

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions to HCA Healthcare, Inc., net of contributions from HCA Healthcare, Inc.	$(1,284)	$(1,923)	$(1,780)

Presentation in HCA Healthcare, Inc. Consolidated Statements of Cash Flows (cash flows from financing activities):
Repurchases of common stock	$(1,031)	$(1,530)	$(2,051)
Payment of dividends	(550)	(487)	—

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Cash Flows (cash flows from financing activities):
Cash distributions to HCA Healthcare, Inc.	$(1,581)	$(2,017)	$(2,051)

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the table above, the separate consolidated financial statements of Healthtrust are not presented.

F-4
5

HCA HEALTHCARE, INC.
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions, except per share amounts)

	2019
	First		Second		Third		Fourth
Revenues	$12,517		$12,602		$12,694		$13,523
Net income	$1,181	(a)	$927	(b)	$764	(c)	$1,273
Net income attributable to HCA Healthcare, Inc.	$1,039	(a)	$783	(b)	$612	(c)	$1,071
Basic earnings per share	$3.03		$2.29		$1.80		$3.16
Diluted earnings per share	$2.97		$2.25		$1.76		$3.09

	2018
	First		Second		Third		Fourth
Revenues	$11,423		$11,529		$11,451		$12,274
Net income	$1,282	( d )	$966	( e )	$896	( f )	$1,245	( g )
Net income attributable to HCA Healthcare, Inc.	$1,144	( d )	$820	( e )	$759	( f )	$1,064	( g )
Basic earnings per share	$3.26		$2.35		$2.20		$3.09
Diluted earnings per share	$3.18		$2.31		$2.15		$3.01

(a)	First quarter results include $1 million of losses on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(b)	Second quarter results include $14 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
(c)	Third quarter results include $ 162 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements).
(d)	F irst quarter results include $305 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
( e )	Second quarter results include $8 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).
( f )	Third quarter results include $
5
million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements) and $7 million of losses on retirement of debt (See Note 9 of the notes to consolidated financial statements).
( g )	Fourth quarter results include $6 million of gains on sales of facilities (See Note 3 of the notes to consolidated financial statements).

F-4
6