Form 10-Q
period 2020-03-31
HCA Healthcare, Inc.
filed 2020-05-06
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Exchange Act).    Yes
☐
    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2020
Voting common stock, $.01 par value	337,618,900 shares

HCA HEALTHCARE, INC.
Form
 10-Q
March 31, 2020

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019
Unaudited
(Dollars in millions, except per share amounts)

	2020	2019
Revenues	$12,861	$12,517

Salaries and benefits	6,118	5,647
Supplies	2,123	2,041
Other operating expenses	2,427	2,299
Equity in earnings of affiliates	(7)	(11)
Depreciation and amortization	674	619
Interest expense	428	461
Losses (gains) on sales of facilities	(7)	1
Losses on retirement of debt	295	—

	12,051	11,057

Income before income taxes	810	1,460
Provision for income taxes	112	279

Net income	698	1,181
Net income attributable to noncontrolling interests	117	142

Net income attributable to HCA Healthcare, Inc.	$581	$1,039

Per share data:
Basic earnings	$1.72	$3.03
Diluted earnings	$1.69	$2.97
Shares used in earnings per share calculations (in millions):
Basic	338.242	342.876
Diluted	344.096	350.316

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019
Unaudited
(Dollars in millions)

	2020	2019
Net income	$698	$1,181
Other comprehensive income (loss) before taxes:
Foreign currency translation	(73)	20

Unrealized gains (losses) on available-for-sale securities	(5)	8

Defined benefit plans	—	—
Pension costs included in salaries and benefits	4	3

	4	3

Change in fair value of derivative financial instruments	(60)	(18)
Interest benefits included in interest expense	(1)	(5)

	(61)	(23)

Other comprehensive income (loss) before taxes	(135)	8
Income taxes (benefits) related to other comprehensive income items	(24)	1

Other comprehensive income (loss)	(111)	7

Comprehensive income	587	1,188
Comprehensive income attributable to noncontrolling interests	117	142

Comprehensive income attributable to HCA Healthcare, Inc.	$470	$1,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$731	$621
Accounts receivable	6,890	7,380
Inventories	1,953	1,849
Other	1,442	1,346

	11,016	11,196

Property and equipment, at cost	47,861	47,235
Accumulated depreciation	(24,876)	(24,520)

	22,985	22,715

Investments of insurance subsidiaries	325	315
Investments in and advances to affiliates	238	249
Goodwill and other intangible assets	8,587	8,269
Right-of-use operating lease assets	1,828	1,834
Other	442	480

	$45,421	$45,058

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,750	$2,905
Accrued salaries	1,560	1,775
Other accrued expenses	2,547	2,932
Long-term debt due within one year	162	145

	7,019	7,757

Long-term debt, less debt issuance costs and discounts of $258 and $239	34,699	33,577
Professional liability risks	1,432	1,370
Right-of-use operating lease obligations	1,497	1,499
Income taxes and other liabilities	1,477	1,420

Stockholders’ deficit:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 337,607,500 shares in 2020 and 338,445,600 shares in 2019	3	3
Accumulated other comprehensive loss	(571)	(460)
Retained deficit	(2,394)	(2,351)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(2,962)	(2,808)
Noncontrolling interests	2,259	2,243

	(703)	(565)

	$45,421	$45,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2018	342.895	$3	$—	$(381)	$(4,572)	$2,032	$(2,918)
Comprehensive income				7	1,039	142	1,188
Repurchase of common stock	(2.106)		32		(310)		(278)
Share-based benefit plans	2.242		(29)				(29)
Cash dividends declared ($0.40 per share)					(140)		(140)
Distributions						(136)	(136)
Other			(3)			61	58

Balances, March 31, 2019	343.031	3	—	(374)	(3,983)	2,099	(2,255)
Comprehensive income				(57)	783	144	870
Repurchase of common stock	(1.928)		(107)		(135)		(242)
Share-based benefit plans	0.414		118				118
Cash dividends declared ($0.40 per share)					(139)		(139)
Distributions						(111)	(111)
Other			(11)				(11)

Balances, June 30, 2019	341.517	3	—	(431)	(3,474)	2,132	(1,770)
Comprehensive income				(30)	612	152	734
Repurchase of common stock	(1.846)		(132)		(107)		(239)
Share-based benefit plans	0.382		128				128
Cash dividends declared ($0.40 per share)					(138)		(138)
Distributions						(157)	(157)
Other			4			(9)	(5)

Balances, September 30, 2019	340.053	3	—	(461)	(3,107)	2,118	(1,447)
Comprehensive income				1	1,071	202	1,274
Repurchase of common stock	(2.069)		(95)		(177)		(272)
Share-based benefit plans	0.462		96				96
Cash dividends declared ($0.40 per share)					(138)		(138)
Distributions						(138)	(138)
Other			(1)			61	60

Balances, December 31, 2019	338.446	3	—	(460)	(2,351)	2,243	(565)
Comprehensive income				(111)	581	117	587
Repurchase of common stock	(3.287)		35		(476)		(441)
Share-based benefit plans	2.449		(33)				(33)
Cash dividends declared ($0.43 per share)					(148)		(148)
Distributions						(154)	(154)
Other			(2)			53	51

Balances, March 31, 2020	337.608	$3	$—	$(571)	$(2,394)	$2,259	$(703)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019
Unaudited
(Dollars in millions)

	2020	2019
Cash flows from operating activities:
Net income	$698	$1,181
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	464	(369)
Inventories and other assets	(196)	(174)
Accounts payable and accrued expenses	(784)	(651)
Depreciation and amortization	674	619
Income taxes	121	269
Losses (gains) on sales of facilities	(7)	1
Losses on retirement of debt	295	—
Amortization of debt issuance costs and discounts	7	8
Share-based compensation	82	62
Other	21	28

Net cash provided by operating activities	1,375	974

Cash flows from investing activities:
Purchase of property and equipment	(853)	(781)
Acquisition of hospitals and health care entities	(328)	(1,474)
Sales of hospitals and health care entities	35	30
Change in investments	(1)	36
Other	2	24

Net cash used in investing activities	(1,145)	(2,165)

Cash flows from financing activities:
Issuances of long-term debt	2,700	1,500
Net change in revolving bank credit facilities	1,440	460
Repayment of long-term debt	(3,327)	(49)
Distributions to noncontrolling interests	(154)	(136)
Payment of debt issuance costs	(34)	(22)
Payment of dividends	(152)	(141)
Repurchases of common stock	(441)	(278)
Other	(141)	(118)

Net cash (used in) provided by financing activities	(109)	1,216

Effect of exchange rate changes on cash and cash equivalents	(11)	4

Change in cash and cash equivalents	110	29
Cash and cash equivalents at beginning of period	621	502

Cash and cash equivalents at end of period	$731	$531

Interest payments	$468	$580
Income tax (refunds) payments, net	$(9)	$10

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2020, these affiliates owned and operated 186 hospitals, 123 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 21 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $96 million and $86 million for the quarters ended March 31, 2020 and 2019, respectively. Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form
 10-K
for the year ended December 31, 2019.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted in the last two weeks of the first quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of certain businesses, as well as suspended elective surgical procedures by health care facilities. We expect consolidated patient volumes and revenues to be negatively impacted until the effects of the pandemic begin to subside and the economy begins to stabilize.
Our response plan has multiple facets and continues to evolve as the pandemic unfolds. As a precautionary measure, we have taken steps to enhance our operational and financial flexibility, and react to the risks the
COVID-19
pandemic presents to our business, including the following:
•	Implemented certain cost reduction initiatives;

•	Suspended our authorized share repurchase program;

•	Suspended our quarterly dividend program;

•	Reduced certain planned projects and capital expenditures;

•	Executed a new $2 billion 364-day term loan facility (which was undrawn at March 31, 2020) to supplement our existing credit facilities; and

•	Subsequent to March 31, 2020, requested accelerated Medicare payments as provided for in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act .

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
COVID-19 Pandemic (continued)
We believe the extent of the
COVID-19
pandemic’s adverse impact on our operating results and financial condition will be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the scope and duration of stay-at-home
policies and business closures, continued decreases in patient volumes for an indeterminable length of time, increases in the number of uninsured and underinsured patients as a result of accelerated rates of unemployment, incremental expenses required for supplies and personal protective equipment, and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.
Revenues
Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service
rates. Our revenues for the quarters ended March 31, 2020 and 2019, respectively, include $55 million related to the settlement of Medicare outlier calculations for prior periods and $86 million related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)
other (including uninsured patients) for the quarters ended March 31, 2020 and 2019 are summarized in the following table (dollars in millions):

	2020	Ratio	2019	Ratio
Medicare	$2,743	21.3%	$2,770	22.1%
Managed Medicare	1,826	14.2	1,589	12.7
Medicaid	414	3.2	347	2.8
Managed Medicaid	666	5.2	613	4.9
Managed care and insurers	6,645	51.6	6,426	51.4
International (managed care and insurers)	292	2.3	297	2.4
Other	275	2.2	475	3.7

Revenues	$12,861	100.0%	$12,517	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2020 and 2019 follows (dollars in millions):

	2020	2019
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,342	$10,606
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.9%	11.8%
Total uncompensated care	$7,873	$7,085
Multiply by the cost-to-charges ratio	11.9%	11.8%

Estimated cost of total uncompensated care	$937	$836

The total uncompensated care amounts include charity care of $3.735 billion and $2.905 billion, and the related estimated costs of charity care were $444 million and $343 million, for the quarters ended March 31, 2020 and 2019, respectively.
Recent Pronouncements
During March 2020, the Securities and Exchange Commission adopted final rules that amend the financial disclosure requirements in Regulation S-X for subsidiary issuers and guarantors of registered debt securities and for affiliates whose securities are pledged as collateral for registered securities. The new rules are effective January 2021, but earlier compliance is permitted, and we have elected to adopt the new rules effective for the quarter ended March 31, 2020. The new rules permit alternative disclosures of summarized financial information, rather than our previous footnote presentation of condensed consolidating financial statements. The summarized financial information for subsidiary issuers and guarantors may be presented on a combined basis and the periods for which the summarized financial information must be provided has been reduced from all periods presented in the Company’s condensed consolidated financial statements to the most recent fiscal year and applicable year-to-date
interim period. The new rules permit the summarized financial information and related disclosures to be presented outside of the Company’s condensed consolidated financial statements and accompanying notes.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Pronouncements (continued)
We are providing the summarized financial information and related disclosures in management’s discussion and analysis included in Item 2 of this Form 10-Q.
The new rules also amend the requirement that a registrant file financial statements of an affiliate whose securities constitute a substantial portion of the collateral for a class of registered securities, and replace it with a requirement to present summarized financial information for the applicable affiliate to the extent material. The new rules provide for the continued application of Rule 3-16 of Regulation S-X for registered securities issued prior to January 4, 2021 where financial statements have not previously been filed under Rule 3-16 for affiliates whose securities are pledged as collateral for such registered securities, including in situations such as ours where the indentures governing such securities include Rule 3-16 collateral release provisions. We are therefore not providing summarized financial information with respect to affiliates whose securities are pledged as collateral for our outstanding senior secured notes.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACQUISITIONS AND DISPOSITIONS
During the quarter ended March 31, 2020, we paid $328
million to acquire a hospital in New Hampshire and other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid, including the value of the noncontrolling interests, in excess of the fair value of identifiable net assets of these acquired entities aggregated

$
296

million for the quarter ended March 31, 2020.
During the quarter ended March
31
,
2019
, we paid $
1.398
 billion to acquire a
seven
-hospital health system in North Carolina and $
76

million to acquire other nonhospital health care entities. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During the quarter ended March 31, 2020, we received proceeds of $35 million and recognized a pretax gain of $7 million related to sales of real estate and other investments. During the quarter ended March 31, 2019, we received proceeds of $25 million and recognized a pretax loss of $1 million related to a sale of a hospital facility in one of our Louisiana markets. During the quarter ended March 31, 2019, we also received proceeds of $5 million related to sales of real estate and other investments.
NOTE 3 — INCOME TAXES
Our provision for income taxes for the quarters ended March 31, 2020 and 2019 was $112 million and $279 million, respectively, and the effective tax rates were 16.2% and 21.2%, respectively. Our provision for income taxes included tax benefits related to the settlement of employee equity awards of $53 million and $49 million for the quarters ended March 31, 2020 and 2019, respectively.
Our liability for unrecognized tax benefits was $525 million, including accrued interest of $65 million, as of March 31, 2020 ($550 million and $62 million, respectively, as of December 31, 2019). Unrecognized tax benefits of $158 million ($160 million as of December 31, 2019) would affect the effective rate, if recognized.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 — INCOME TAXES (continued)
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at March 31, 2020. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.
NOTE 4 — EARNINGS PER SHARE
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards and potential shares, computed using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2020 and 2019 (dollars and shares in millions, except per share amounts):

	2020	2019
Net income attributable to HCA Healthcare, Inc.	$581	$1,039
Weighted average common shares outstanding	338.242	342.876
Effect of dilutive incremental shares	5.854	7.440

Shares used for diluted earnings per share	344.096	350.316

Earnings per share:
Basic earnings	$1.72	$3.03
Diluted earnings	$1.69	$2.97

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of our insurance subsidiaries’ investments at March 31, 2020 and December 31, 2019 follows (dollars in millions):

	March 31, 2020
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$371	$15	$(2)	$384
Money market funds and other	54	—	—	54

	$425	$15	$(2)	438

Amounts classified as current assets				(113)

Investment carrying value				$325

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

	December 31, 2019
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$359	$18	$—	$377
Money market funds and other	85	—	—	85

	$444	$18	$—	462

Amounts classified as current assets				(147)

Investment carrying value				$315

At March 31, 2020 and December 31, 2019, the investments in debt securities of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at March 31, 2020 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$9	$9
Due after one year through five years	100	103
Due after five years through ten years	188	195
Due after ten years	74	77

	$371	$384

The average expected maturity of the investments in debt securities at March 31, 2020 was 5.4 years, compared to the average scheduled maturity of 10.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.
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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6 — FINANCIAL INSTRUMENTS (continued)
Interest Rate Swap Agreements (continued)
The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2020 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$(41)
Pay-fixed interest rate swaps	500	December 2022	(24)
During the next 12 months, we estimate $31 million will be reclassified from other comprehensive income (“OCI”) and will be included in interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the quarter ended March 31, 2020 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Gain Reclassified from Accumulated OCI into Operations	Amount of Gain Reclassified from Accumulated OCI into Operations
Interest rate swaps	$46	Interest expense	$1
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2020, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2020, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $66 million.
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
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$384	$—	$384	$—
Money market funds and other	54	54	—	—

Investments of insurance subsidiaries	438	54	384	—
Less amounts classified as current assets	(113)	(53)	(60)	—

	$325	$1	$324	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$65	$—	$65	$—

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

	December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$377	$—	$377	$—
Money market funds and other	85	85	—	—

Investments of insurance subsidiaries	462	85	377	—
Less amounts classified as current assets	(147)	(83)	(64)	—

	$315	$2	$313	$—

Interest rate swaps (Other)	$3	$—	$3	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$7	$—	$7	$—
The estimated fair value of our long-term debt was $35.548 billion and $37.026 billion at March 31, 2020 and December 31, 2019, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $35.119 billion and $33.961 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.
NOTE 8 — LONG-TERM DEBT
A summary of long-term debt at March 31, 2020 and December 31, 2019, including related interest rates at March 31, 2020, follows (dollars in millions):

	March 31, 2020	December 31, 2019
Senior secured asset-based revolving credit facility (effective interest rate of 2.1%)	$3,750	$2,480
Senior secured revolving credit facility (effective interest rate of 2.2%)	170	—
Senior secured 364-day term loan facility	—	—
Senior secured term loan facilities (effective interest rate of 3.0%)	3,711	3,725
Senior secured notes (effective interest rate of 5.1%)	13,850	13,850
Other senior secured debt (effective interest rate of 5.2%)	686	654

Senior secured debt	22,167	20,709
Senior unsecured notes (effective interest rate of 5.5%)	12,952	13,252
Debt issuance costs and discounts	(258)	(239)

Total debt (average life of 8.8 years, rates averaging 4.7%)	34,861	33,722
Less amounts due within one year	162	145

	$34,699	$33,577

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 — LONG-TERM DEBT (continued)
During February 2020, we issued $2.700 billion aggregate principal amount of 3.50% senior notes due 2030. During March 2020, we used the net proceeds for the redemption of all $1.000 billion outstanding aggregate principal amount of HCA Healthcare, Inc.’s 6.25% senior notes due 2021 and, together with available funds, for the redemption of all $2.000 billion outstanding aggregate principal amount of HCA Inc.’s 7.50% senior notes due 2022. The pretax loss on retirement of debt was $295 million.
In response to the risks the
COVID-19
pandemic presents to our business, during
March 2020, we entered into a credit agreement that provides for a
 364-day
 secured term loan facility for an aggregate principal amount of up to $2.000 billion. The facility will mature in March 2021. If drawn, amounts outstanding under the credit agreement will bear interest at either (i) the LIBOR rate plus 2.50% or (ii) an alternate base rate as defined in the credit agreement. As of March 31, 2020 there were no amounts outstanding nor draw notices pending under the facility.
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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During the quarter ended March 31, 2020, we repurchased 3.287 million shares of our common stock at an average price of $134.18 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during January 2019. At March 31, 2020, we had $2.800 billion of repurchase authorization available under the January 2019 and 2020 authorizations.
In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we announced the suspension of our share repurchase programs and expect to evaluate the resumption of the programs at a future date.
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2019	$14	$(283)	$(187)	$(4)	$(460)
Unrealized losses on available-for-sale securities, net of $1 income tax benefit	(4)				(4)
Foreign currency translation adjustments, net of $9 income tax benefit		(64)			(64)
Change in fair value of derivative instruments, net of $14 income tax benefit				(46)	(46)
Expense (income) reclassified into operations from other comprehensive income, net of $1 income tax benefit and $1 of income taxes, respectively			3	—	3

Balances at March 31, 2020	$10	$(347)	$(184)	$(50)	$(571)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 96 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group includes 84 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. We also operate six hospitals in England, and these facilities are included in the Corporate and other group.
Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)
measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2020 and 2019 are summarized in the following table (dollars in millions):

	2020	2019
Revenues:
National Group	$6,474	$6,317
American Group	5,744	5,595
Corporate and other	643	605

	$12,861	$12,517

Equity in earnings of affiliates:
National Group	$1	$(2)
American Group	(9)	(11)
Corporate and other	1	2

	$(7)	$(11)

Adjusted segment EBITDA:
National Group	$1,215	$1,454
American Group	1,115	1,141
Corporate and other	(130)	(54)

	$2,200	$2,541

Depreciation and amortization:
National Group	$306	$265
American Group	287	281
Corporate and other	81	73

	$674	$619

Adjusted segment EBITDA	$2,200	$2,541
Depreciation and amortization	674	619
Interest expense	428	461
Losses (gains) on sales of facilities	(7)	1
Losses on retirement of debt	295	—

Income before income taxes	$810	$1,460

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12 — SUBSEQUENT EVENT
S
Subsequent to March 31, 2020, the Company requested accelerated Medicare payments as provided for in the CARES Act, which allows for eligible health care facilities to request up to six months of advance Medicare payments for acute care hospitals or up to three months of advance Medicare payments for other health care providers. After 120 days past receipt of the advance payment, claims for services provided to Medicare beneficiaries will be applied against the advance payment balance. Any unapplied advance payment amounts must be paid in full within one year from receipt of the advance payments for acute care hospitals and within 210 days for other health care providers. During April 2020, the Company received approximately
$4.3
billion from these accelerated Medicare payment requests.
In April 2020 the Company received
approximately $900 million
based on the expected allocation methodology of the first
$50
billion distributed from the CARES Act Provider Relief Fund. Further allocation of the funds provided for in the CARES Act may be received in future periods. However, we are not able to estimate the amount of additional funds we may receive. These government payments are currently expected to be recognized in our operations during the second quarter of 2020 and will not be subject to repayment, provided the Company is able to attest to and comply with the terms and conditions of the funding.
Further legislation enacted on April 24, 2020 provides for an additional $75 billion in emergency appropriations to eligible providers for
COVID-19
response. Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report on Form
 10-Q
includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) developments related to
COVID-19,
including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures and the volume of
COVID-19
patients cared for across our health systems; measures we are taking to respond to the
COVID-19
pandemic; the impact of government and administrative regulation and stimulus (including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and other enacted legislation); changes in revenues due to declining patient volumes, changes in payor mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions and supply shortages and disruptions, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the
COVID-19
pandemic which could impact us from a financial perspective, (3) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), including the effects of court challenges to, any repeal of, or changes to, the Affordable Care Act or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including single-payer proposals (often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the
COVID-19
pandemic, (4) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) the highly competitive nature of the health care business, (9) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (10) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (11) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (12) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including economic and business conditions resulting from the
COVID-19
pandemic, (16) the emergence of and effects related to other pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Forward-Looking Statements (continued)
(19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (25) changes in the U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on Form
 10-K
for the year ended December 31, 2019 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted in the last two weeks of the first quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of certain businesses, as well as suspended elective surgical procedures by health care facilities. We expect consolidated patient volumes and revenues to be negatively impacted until the effects of the pandemic begin to subside and the economy begins to stabilize.
Our response plan has multiple facets and continues to evolve as the pandemic unfolds. As a precautionary measure, we have taken steps to enhance our operational and financial flexibility, and react to the risks the
COVID-19
pandemic presents to our business, including the following:
•	Implemented certain cost reduction initiatives;
•	Suspended our authorized share repurchase program;
•	Suspended our quarterly dividend program;
•	Reduced certain planned projects and capital expenditures;
•	Executed a new $2 billion 364-day term loan facility (which was undrawn at March 31, 2020) to supplement our existing credit facilities; and
•	Subsequent to March 31, 2020, requested accelerated Medicare payments as provided for in the CARES Act.
We believe the extent of the
COVID-19
pandemic’s adverse impact on our operating results and financial condition will be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the scope and duration of stay-at-home
policies and business closures, continued decreases in patient volumes for an indeterminable length of time, increases in the number of uninsured and underinsured patients as a result of accelerated rates of unemployment, incremental expenses required for supplies and personal protective equipment, and changes in professional and general

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
COVID-19
Pandemic (continued)
liability exposure. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.
First Quarter 2020 Operations Summary
Revenues increased to $12.861 billion in the first quarter of 2020 from $12.517 billion in the first quarter of 2019. Net income attributable to HCA Healthcare, Inc. totaled $581 million, or $1.69 per diluted share, for the quarter ended March 31, 2020, compared to $1.039 billion, or $2.97 per diluted share, for the quarter ended March 31, 2019. First quarter results for 2020 include losses on retirement of debt of $295 million, or $0.66 per diluted share, and gains on sales of facilities of $7 million, or $0.02 per diluted share. Our revenues for the quarters ended March 31, 2020 and 2019, respectively, include $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods and $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. Our provisions for income taxes for the first quarters of 2020 and 2019 included tax benefits of $53 million, or $0.15 per diluted share, and $49 million, or $0.14 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 344.096 million shares for the quarter ended March 31, 2020 and 350.316 million shares for the quarter ended March 31, 2019. During 2019 and the first quarter of 2020, we repurchased 7.949 million shares and 3.287 million shares of our common stock, respectively.
Due to the
COVID-19
pandemic, patient volumes and the related revenues for most of our services, particularly elective surgical procedures, were significantly impacted in the last two weeks of the quarter as various
COVID-19
stay-at-home and business closure policies were implemented by federal, state and local governments. Revenues increased 2.7% on a consolidated basis and increased 1.2% on a same facility basis for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019. The increase in consolidated revenues can be primarily attributed to the net impact of a 2.9% increase in revenue per equivalent admission and a 0.1% decline in equivalent admissions. The same facility revenues increase resulted from the net impact of a 1.6% increase in same facility revenue per equivalent admission and a 0.4% decline in same facility equivalent admissions.
During the quarter ended March 31, 2020, consolidated admissions and same facility admissions increased 1.0% and 0.6%, respectively, compared to the quarter ended March 31, 2019. Surgeries declined 4.4% on both a consolidated basis and on a same facility basis during the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019. Emergency department visits declined 1.0% on both a consolidated basis and on a same facility basis during the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019. Consolidated and same facility uninsured admissions increased 6.9% and 7.1%, respectively, for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019.
Cash flows from operating activities increased $401 million, from $974 million for the first quarter of 2019 to $1.375 billion for the first quarter of 2020. The increase in cash provided by operating activities was primarily related to the net effect of positive changes in working capital of $678 million, primarily from the collection of patient accounts receivable, partially offset by a decline in net income, excluding losses on retirement of debt, of $188 million.

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
Revenues increased 2.7% from $12.517 billion in the first quarter of 2019 to $12.861 billion in the first quarter of 2020. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2020 and 2019 are summarized in the following table (dollars in millions):

	2020	Ratio	2019	Ratio
Medicare	$2,743	21.3%	$2,770	22.1%
Managed Medicare	1,826	14.2	1,589	12.7
Medicaid	414	3.2	347	2.8
Managed Medicaid	666	5.2	613	4.9
Managed care and insurers	6,645	51.6	6,426	51.4
International (managed care and insurers)	292	2.3	297	2.4
Other	275	2.2	475	3.7

Revenues	$12,861	100.0%	$12,517	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)
Consolidated and same facility revenue per equivalent admission increased 2.9% and 1.6%, respectively, in the first quarter of 2020, compared to the first quarter of 2019. Consolidated and same facility equivalent admissions declined 0.1% and 0.4%, respectively, in the first quarter of 2020, compared to the first quarter of 2019. Consolidated and same facility outpatient surgeries declined 6.0% and 5.9%, respectively, in the first quarter of 2020, compared to the first quarter of 2019. Consolidated and same facility inpatient surgeries declined 1.6% and 1.8%, respectively, in the first quarter of 2020, compared to the first quarter of 2019. Consolidated and same facility emergency department visits both declined 1.0% in the first quarter of 2020, compared to the first quarter of 2019.
To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2020 and 2019 follows (dollars in millions):

	2020	2019
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,342	$10,606
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.9%	11.8%
Total uncompensated care	$7,873	$7,085
Multiply by the cost-to-charges ratio	11.9%	11.8%

Estimated cost of total uncompensated care	$937	$836

Same facility uninsured admissions increased by 2,708 admissions, or 7.1%, in the first quarter of 2020 compared to the first quarter of 2019. Same facility uninsured admissions in 2019, compared to 2018, increased 6.8% in the fourth quarter, increased 2.1% in the third quarter, increased 5.1% in the second quarter, and were flat in the first quarter.
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters ended March 31, 2020 and 2019 are set forth in the following table.

	2020	2019
Medicare	27%	30%
Managed Medicare	20	19
Medicaid	5	5
Managed Medicaid	12	12
Managed care and insurers	28	27
Uninsured	8	7

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)
The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters ended March 31, 2020 and 2019 are set forth in the following table.

	2020	2019
Medicare	29%	29%
Managed Medicare	16	15
Medicaid	4	4
Managed Medicaid	5	5
Managed care and insurers	46	47

	100%	100%

At March 31, 2020, we had 91 hospitals in the states of Texas and Florida. During the first quarter of 2020, 56% of our admissions and 48% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 72% of our uninsured admissions during the first quarter of 2020.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $115 million and $108 million during the first quarters of 2020 and 2019, respectively.
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
Key Performance Indicators
We present certain metrics and statistical information that management uses when assessing our results of operations. We believe this information is useful to investors as it provides insight to how management evaluates operational performance and trends between reporting periods. Information on how these metrics and statistical information are defined is provided in the following tables summarizing operating results and statistical data.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary
The following is a comparative summary of results of operations for the quarters ended March 31, 2020 and 2019 (dollars in millions):

	2020		2019
	Amount	Ratio	Amount	Ratio
Revenues	$12,861	100.0	$12,517	100.0

Salaries and benefits	6,118	47.6	5,647	45.1
Supplies	2,123	16.5	2,041	16.3
Other operating expenses	2,427	18.9	2,299	18.4
Equity in earnings of affiliates	(7)	(0.1)	(11)	(0.1)
Depreciation and amortization	674	5.3	619	4.9
Interest expense	428	3.3	461	3.7
Losses (gains) on sales of facilities	(7)	(0.1)	1	—
Losses on retirement of debt	295	2.3	—	—

	12,051	93.7	11,057	88.3

Income before income taxes	810	6.3	1,460	11.7
Provision for income taxes	112	0.9	279	2.3

Net income	698	5.4	1,181	9.4
Net income attributable to noncontrolling interests	117	0.9	142	1.1

Net income attributable to HCA Healthcare, Inc.	$581	4.5	$1,039	8.3

% changes from prior year:
Revenues	2.7%		9.6%
Income before income taxes	(44.5)		(5.2)
Net income attributable to HCA Healthcare, Inc.	(44.1)		(9.2)
Admissions(a)	1.0		3.0
Equivalent admissions(b)	(0.1)		4.8
Revenue per equivalent admission	2.9		4.6
Same facility % changes from prior year(c):
Revenues	1.2		6.3
Admissions(a)	0.6		0.9
Equivalent admissions(b)	(0.4)		1.8
Revenue per equivalent admission	1.6		4.4

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended March 31, 2020 and 2019
Revenues increased to $12.861 billion in the first quarter of 2020 from $12.517 billion in the first quarter of 2019. Net income attributable to HCA Healthcare, Inc. totaled $581 million, or $1.69 per diluted share, for the quarter ended March 31, 2020, compared to $1.039 billion, or $2.97 per diluted share, for the quarter ended March 31, 2019. First quarter results for 2020 include losses on retirement of debt of $295 million, or $0.66 per diluted share, and gains on sales of facilities of $7 million, or $0.02 per diluted share. Our revenues for the quarters ended March 31, 2020 and 2019, respectively, include $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods and $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. Our provisions for income taxes for the first quarters of 2020 and 2019 included tax benefits of $53 million, or $0.15 per diluted share, and $49 million, or $0.14 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 344.096 million shares for the quarter ended March 31, 2020 and 350.316 million shares for the quarter ended March 31, 2019. During 2019 and the first quarter of 2020, we repurchased 7.949 million shares and 3.287 million shares of our common stock, respectively.
Due to the
COVID-19
pandemic, patient volumes and the related revenues for most of our services, particularly elective surgical procedures, were significantly impacted in the last two weeks of the quarter as various
COVID-19
stay-at-home and business closure policies were implemented by federal, state and local governments. Revenues increased 2.7%, primarily due to the net impact of revenue per equivalent admission growth of 2.9% and a 0.1% decline in equivalent admissions for the first quarter of 2020 compared to the first quarter of 2019. Same facility revenues increased 1.2% due to the net impact of a 1.6% increase in same facility revenue per equivalent admission and a 0.4% decline in same facility equivalent admissions for the first quarter of 2020 compared to the first quarter of 2019.
Salaries and benefits, as a percentage of revenues, were 47.6% in the first quarter of 2020 and 45.1% in the first quarter of 2019. Salaries and benefits per equivalent admission increased 8.4% in the first quarter of 2020 compared to the first quarter of 2019. Same facility labor rate increases averaged 2.8% for the first quarter of 2020 compared to the first quarter of 2019.
Supplies, as a percentage of revenues, were 16.5% in the first quarter of 2020 and 16.3% in the first quarter of 2019. Supply costs per equivalent admission increased 4.1% in the first quarter of 2020 compared to the first quarter of 2019. Supply costs per equivalent admission increased 3.9% for medical devices and 6.1% for general medical and surgical items and remained flat for pharmacy supplies in the first quarter of 2020 compared to the first quarter of 2019.
Other operating expenses, as a percentage of revenues, were 18.9% in the first quarter of 2020 and 18.4% in the first quarter of 2019. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $140 million and $136 million for the first quarters of 2020 and 2019, respectively.
Equity in earnings of affiliates was $7 million and $11 million in the first quarters of 2020 and 2019, respectively.
Depreciation and amortization increased $55 million, from $619 million in the first quarter of 2019 to $674 million in the first quarter of 2020. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended March 31, 2020 and 2019 (continued)
Interest expense was $428 million in the first quarter of 2020 and $461 million in the first quarter of 2019. Our average debt balance was $34.136 billion for the first quarter of 2020 compared to $34.036 billion for the first quarter of 2019. The average effective interest rate for our long-term debt declined to 5.1% for the quarter ended March 31, 2020 from 5.5% for the quarter ended March 31, 2019.
During the first quarters of 2020 and 2019, we recorded gains on sales of facilities of $7 million and losses on sales of facilities of $1 million, respectively.
During February 2020, we issued $2.700 billion aggregate principal amount of 3.50% senior unsecured notes due 2030. During March 2020, we used the net proceeds for the redemption of all $1.000 billion outstanding aggregate principal amount of HCA Healthcare, Inc.’s 6.25% senior notes due 2021 and, together with available funds, for the redemption of all $2.000 billion outstanding aggregate principal amount of HCA Inc.’s 7.50% senior notes due 2022. The pretax loss on retirement of debt was $295 million.
The effective tax rates were 16.2% and 21.2% for the first quarters of 2020 and 2019, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first quarters of 2020 and 2019 included tax benefits of $53 million and $49 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first quarters of 2020 and 2019 would have been 23.8% and 24.8%, respectively.
Net income attributable to noncontrolling interests declined from $142 million for the first quarter of 2019 to $117 million for the first quarter of 2020. The decline in net income attributable to noncontrolling interests related primarily to the operations of a joint venture in one of our Texas markets and our surgery center partnerships.
Liquidity and Capital Resources
Cash provided by operating activities totaled $1.375 billion in the first quarter of 2020 compared to $974 million in the first quarter of 2019. The $401 million increase in cash provided by operating activities in the first quarter of 2020 compared to the first quarter of 2019, related primarily to the net effect of positive changes in working capital of $678 million, primarily from the collection of patient accounts receivable, partially offset by a decline in net income, excluding losses on retirement of debt, of $188 million. The net combination of interest payments and net tax refunds in the first quarter of 2020 was $459 million, and the combined interest payments and net tax payments in the first quarter of 2019 was $590 million. Working capital totaled $3.997 billion at March 31, 2020 and $3.439 billion at December 31, 2019.
Cash used in investing activities was $1.145 billion in the first quarter of 2020 compared to $2.165 billion in the first quarter of 2019. Acquisitions of hospitals and health care entities declined from $1.474 billion in the first quarter of 2019 to $328 million in the first quarter of 2020, primarily related to the acquisition of a seven-hospital health system in North Carolina in 2019. Excluding acquisitions, capital expenditures were $853 million in the first quarter of 2020 and $781 million in the first quarter of 2019. At March 31, 2020, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.4 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Cash used in financing activities totaled $109 million in the first quarter of 2020 compared to cash provided by financing activities of $1.216 billion in the first quarter of 2019. During the first quarter of 2020, net cash flows used in financing activities included a net increase of $813 million from net borrowings on our revolving bank credit facilities and refinancing activity, payments of dividends of $152 million, repurchases of common stock of $441 million, distributions to noncontrolling interests of $154 million and payments of debt issuance costs of $34 million. During the first quarter of 2019, net cash flows provided by financing activities included a net increase of $1.911 billion in our indebtedness, payment of dividends of $141 million, repurchases of common stock of $278 million and distributions to noncontrolling interests of $136 million.
In response to the risks the
COVID-19
pandemic presents to our business, we have suspended our share repurchase and quarterly dividend programs and reduced certain planned projects and capital expenditures. We expect to evaluate resumption of these programs at a future date.
We are a highly leveraged company with significant debt service requirements. Our debt totaled $34.861 billion at March 31, 2020. Our interest expense was $428 million for the first quarter of 2020 and $461 million for the first quarter of 2019.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.798 billion and $7.718 billion available as of March 31, 2020 and April 30, 2020, respectively) and anticipated access to public and private debt markets. The increase in the amount available under our senior secured credit facilities is due to repayment of the outstanding borrowings on these facilities using cash received in April as provided for in the CARES Act.
During February 2020, we issued $2.700 billion aggregate principal amount of 3.50% senior notes due 2030. During March 2020, we used the net proceeds for the redemption of all $1.000 billion outstanding aggregate principal amount of HCA Healthcare, Inc.’s 6.25% senior notes due 2021 and, together with available funds, for the redemption of all $2.000 billion outstanding aggregate principal amount of HCA Inc.’s 7.50% senior notes due 2022.
In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we also entered into a credit agreement that provides for a
 364-day
 secured term loan facility for an aggregate principal amount of up to $2.000 billion. The facility will mature in March 2021. If drawn, amounts outstanding under the credit agreement will bear interest at either (i) the LIBOR rate plus 2.50% or (ii) an alternate base rate as defined in the credit agreement. As of March 31, 2020 and April 30, 2020, there were no amounts outstanding nor draw notices pending under the facility.
Subsequent to March 31, 2020, the Company requested accelerated Medicare payments as provided for in the CARES Act, which allows for eligible health care facilities to request up to six months of advance Medicare payments for acute care hospitals or up to three months of advance Medicare payments for other health care providers. After 120 days past receipt of the advance payment, claims for services provided to Medicare beneficiaries will be applied against the advance payment balance. Any unapplied advance payment amounts must be paid in full within one year from receipt of the advance payments for acute care hospitals and within 210 days for other health care providers. During April 2020, the Company received approximately $4.3 billion from these accelerated Medicare payment requests.
In April 2020 the Company received approximately $900 million based on the expected allocation methodology of the first $50 billion distributed from the CARES Act Provider Relief Fund. Further allocation of the funds provided for in the CARES Act may be received in future periods. However, we are not able to estimate the amount of additional funds we may receive. These government payments are currently expected to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
be recognized in our operations during the second quarter of 2020 and will not be subject to repayment, provided the Company is able to attest to and comply with the terms and conditions of the funding.
Further legislation enacted on April 24, 2020 provides for an additional $75 billion in emergency appropriations to eligible providers for their COVID-19 response. Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $438 million and $462 million at March 31, 2020 and December 31, 2019, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $178 million and $175 million at March 31, 2020 and December 31, 2019, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.683 billion and $1.606 billion at March 31, 2020 and December 31, 2019, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $465 million. We estimate that approximately $413 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
Considering the actions discussed above to respond to the uncertainty arising from the COVID-19 pandemic and provide additional financial flexibility, management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.
Summarized Financial Information
During March 2020, HCA Healthcare, Inc. redeemed all $1.000 billion outstanding aggregate principal amount of its 6.250% senior unsecured notes due 2021. These notes were our only registered debt securities for which HCA Healthcare, Inc. was the issuer. HCA Inc., a direct wholly-owned subsidiary of HCA Healthcare, Inc., is the obligor under a substantial portion of our indebtedness, including our senior secured credit facilities, senior secured notes and senior unsecured notes. The senior secured notes and senior unsecured notes issued by HCA Inc. are fully and unconditionally guaranteed by HCA Healthcare, Inc. The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed, subject to customary release provisions, by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility). For further information regarding such guarantees, refer to the applicable indentures that are filed as exhibits to our annual report on Form 10-K for the year ended December 31, 2019.
Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the quarter ended March 31, 2020 and year ended December 31, 2019 and the summarized balance sheet information at March 31, 2020 and December 31, 2019, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Summarized Financial Information (continued)
Quarter Ended March 31, 2020 and Year Ended December 31, 2019:

	Quarter March 31, 2020	Year December 31, 2019
Revenues	$7,750	$29,220
Income before income taxes	627	3,912
Net income	535	2,993
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	516	2,902

At March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Current assets	$6,623	$6,090
Property and equipment, net	14,859	13,418
Goodwill and other intangible assets	5,819	5,743
Total noncurrent assets	21,543	19,977
Total assets	28,166	26,067

Current liabilities	4,148	4,504
Long-term debt, net	34,364	33,227
Intercompany balances	1,342	(53)
Income taxes and other liabilities	885	879
Total noncurrent liabilities	37,004	34,398

Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(13,092)	(12,941)
Noncontrolling interests	106	106

Market Risk
We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $438 million at March 31, 2020. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At March 31, 2020, we had a net unrealized gain of $13 million on the insurance subsidiaries’ investments.
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
With respect to our interest-bearing liabilities, approximately $5.132 billion of long-term debt at March 31, 2020 was subject to variable rates of interest, while the remaining balance in long-term debt of $29.729 billion at March 31, 2020 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.1% and 5.5% for the quarters ended March 31, 2020 and 2019, respectively.
The estimated fair value of our total long-term debt was $35.548 billion at March 31, 2020. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $51 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.
Tax Examinations
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at March 31, 2020. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.
Operating Data

	2020	2019
Number of hospitals in operation at:
March 31	186	185
June 30		184
September 30		184
December 31		184

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2020	2019
Number of freestanding outpatient surgical centers in operation at:
March 31	123	124
June 30		125
September 30		125
December 31		123
Licensed hospital beds at(a):
March 31	49,357	48,455
June 30		48,483
September 30		48,588
December 31		49,035
Weighted average licensed beds(b):
Quarter:
First	49,160	48,036
Second		48,429
Third		48,535
Fourth		48,911
Year		48,480
Average daily census(c):
Quarter:
First	28,822	28,966
Second		27,808
Third		27,502
Fourth		28,274
Year		28,134
Admissions(d):
Quarter:
First	528,244	523,196
Second		518,253
Third		527,284
Fourth		540,194
Year		2,108,927
Equivalent admissions(e):
Quarter:
First	889,035	889,956
Second		903,419
Third		918,964
Fourth		933,996
Year		3,646,335
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second		4.9
Third		4.8
Fourth		4.8
Year		4.9
Emergency room visits(g):
Quarter:
First	2,264,707	2,287,440
Second		2,253,337
Third		2,269,364
Fourth		2,350,988
Year		9,161,129

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2020	2019
Outpatient surgeries(h):
Quarter:
First	226,319	240,846
Second		253,441
Third		249,177
Fourth		266,483
Year		1,009,947
Inpatient surgeries(i):
Quarter:
First	135,145	137,363
Second		140,473
Third		143,215
Fourth		145,584
Year		566,635
Days revenues in accounts receivable(j):
Quarter:
First	49	53
Second		52
Third		52
Fourth		50
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second		39%
Third		39%
Fourth		39%
Year		39%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Revenues per day is calculated by dividing revenues for the quarter by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the quarter divided by revenues per day.

(k)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption “Market Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of March 31, 2020.
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
qui tam
lawsuit could have on the Company.
ITEM 1A.    RISK FACTORS
Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form
 10-Q
and other risk factors described in our annual report on Form
 10-K
for the year ended December 31, 2019, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form
 10-K
for the year ended December 31, 2019, except as set forth below.
The
COVID-19
pandemic is significantly affecting our operations, business and financial condition. Our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.
On March 11, 2020, the World Health Organization declared the outbreak of
COVID-19,
a disease caused by a novel coronavirus, a pandemic. This disease continues to spread throughout the United States and other parts of the world. The
COVID-19
pandemic is significantly affecting our employees, patients, hospitals, communities and business operations, as well as the U.S. economy and financial markets. As the
COVID-19
crisis is still rapidly evolving, the full extent to which the
COVID-19
outbreak will impact our business, results of operations, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted.
We have been working with federal, state and local health authorities to respond to
COVID-19
cases in the markets we serve and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the health care system. Although we are implementing considerable safety measures, as a front line provider of health care services, we have been and will continue to be impacted by the health and economic effects of
COVID-19.
Beginning in the last two weeks of March 2020, we began cancelling a substantial amount of elective procedures at our facilities and have closed or reduced operating hours at a significant number of our surgery centers that specialize in elective procedures, resulting in significantly reduced patient volumes and operating revenues. Treatment of
COVID-19
patients has associated risks to our employees and physicians, which may adversely affect our operating capacity. These circumstances could result in workforce disruptions and increased patient reluctance to seek our services.
Restrictive measures, like travel bans, social distancing, quarantines and stay-at-home
and
shelter-in-place
orders, have also reduced the volume of procedures performed at our facilities, as well as the volume of emergency room and physician office visits unrelated to
COVID-19.
At this time, we believe that certain of these patient volume declines reflect a deferral of health care services utilization to a later period, rather than a permanent reduction in demand for our services; however, we cannot provide assurances as to the recovery of pre-pandemic
patient volumes or the ultimate impact on demand. Further, our patient volumes may be adversely impacted by the expanded use of telehealth services as a result of reduced regulatory barriers on the use and reimbursement of telehealth services and individuals becoming more comfortable with receiving remote care. Despite considerable efforts to source vital supplies, we have experienced and may continue to experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment (“PPE”), and we may experience shortages. Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to see, admit and treat patients. In addition, such restrictive measures may impact the availability of employed and contract labor staffing for corporate support services, including, but not limited to, coding, billing, collection and other business office functions, resulting in delays or failures in executing established control procedures that are not sufficiently mitigated through execution of our business continuity plans.

Broad economic factors resulting from the current
COVID-19
pandemic, including high unemployment and underemployment rates and reduced consumer spending and confidence, also affect our service mix, revenue mix payer mix and patient volumes, as well as our ability to collect outstanding receivables. Business closings and layoffs in the areas where we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. In addition, our results and financial condition may be adversely affected by federal, state or local laws, regulations, orders, or other governmental or regulatory actions addressing the current
COVID-19
pandemic or the U.S. health care system, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow. We may also be subject to claims from patients, employees and others exposed to
COVID-19
at our facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such lawsuits will be filed or the outcome of such lawsuits if filed. Our professional and general liability insurance, a portion of which is provided through a 100% owned insurance subsidiary, may not cover all claims against us.
If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock could decline. Furthermore, the current
COVID-19
pandemic may cause disruption in the financial markets. These factors may affect the availability, terms or timing on which we may obtain any additional funding. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.
The foregoing and other continued disruptions to our business as a result of the
COVID-19
pandemic could heighten the risks in certain of the other risk factors described in our Annual Report on Form
10-K
for the year ended December 31, 2019, any of which could have a material adverse effect on our results of operations and financial position.
There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and future stimulus legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive, that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for health care providers or that additional stimulus legislation will be enacted.
The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the
COVID-19
pandemic. In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. For hospitals and other health care providers, it authorizes $100 billion in funding to be distributed through the Public Health and Social Services Emergency Fund (“PHSSEF”). These funds are intended to reimburse eligible providers and suppliers for health care-related expenses or lost revenues attributable to
COVID-19.
Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. The U.S. Department of Health and Human Services (“HHS”) allocated half of the CARES Act provider relief funding for general distribution to Medicare providers impacted by
COVID-19.
Initially, HHS distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service
reimbursement in 2019. HHS has started to distribute an additional $20 billion and announced that the total $50 billion of general distribution funding will ultimately be allocated proportional to providers’ share of net patient revenue. Of the remaining $50 billion of funding, HHS has indicated that $12 billion will be allocated for targeted distribution to hospitals in areas particularly impacted by
COVID-19
and $10 billion will be allocated for rural health clinics and hospitals. A portion of the balance of $28 billion is expected to be used to reimburse health care providers that submit claims requests for
COVID-19-related
treatment of uninsured patients at Medicare rates. However, some providers, including skilled nursing facilities, dentists, and providers that solely take Medicaid, are expected to receive further, separate funding from this balance. HHS has not yet announced the precise method by which future payments from the PHSSEF will be determined or allocated, so the potential impact to the Company is not currently known.
The CARES Act also makes other forms of financial assistance available to health care providers, including Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers. During April 2020, the Company received approximately $4.3 billion in accelerated Medicare payments, which are required to be repaid or recouped by CMS. In addition to financial assistance, the CARES Act includes provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on health care providers. Many of these measures, such as flexibilities related to the provision of telehealth services, are effective only for the duration of the public health emergency. The CARES Act also includes certain tax provisions.
In addition to the funds appropriated under the CARES Act, further legislation signed into law on April 24, 2020, provides for emergency appropriations for
COVID-19
response, including $75 billion to be distributed to eligible providers through the PHSSEF. This funding is intended to reimburse eligible providers for lost revenues and health care-related expenses attributable to the
COVID-19
pandemic. Applicants for the funds will be required to submit a justification statement for the payments. Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.
Due to the recent enactment of the CARES Act and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms of provider relief funding or other programs will not change in ways that affect our funding or eligibility to participate. We will continue to assess the potential impact of
COVID-19
and government responses to the pandemic on our business, results of operations, financial condition and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During the quarter ended March 31, 2020, we repurchased 3,287,027 shares of our common stock at an average price of $134.18 per share through market purchases pursuant to the $2 billion share repurchase program authorized during January 2019. At March 31, 2020, we had $2.800 billion of repurchase authorization available under the January 2019 and 2020 authorizations.
In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we announced the suspension of our share repurchase programs and expect to evaluate the resumption of the programs at a future date.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2020 through March 31, 2020 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2020 through January 31, 2020	570,980	$147.12	570,980	$3,157
February 1, 2020 through February 29, 2020	1,297,864	$144.87	1,297,864	$2,969
March 1, 2020 through March 31, 2020	1,418,183	$119.18	1,418,183	$2,800

Total for first quarter 2020	3,287,027	$134.18	3,287,027	$2,800

In response to the
COVID-19
pandemic concerns, we announced the suspension of the Company’s quarterly dividend program for the second quarter of 2020. The Company expects to evaluate resumption of the program at a future date. Any other future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6. EXHIBITS
(a) List of Exhibits:

4.1	—
Supplemental Indenture No. 26, dated as of February 26, 2020, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2020 (File No. 001-11239), and incorporated herein by reference).

4.2	—	Form of 3.500% Senior Notes Due 2030 (included in Exhibit 4.1).

4.3	—
Credit Agreement, dated as of March 19, 2020, by and among HCA Inc., as borrower, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2020 (File No. 001-11239), and incorporated herein by reference).

4.4	—
Guarantee, dated as of March 19, 2020, by and among the subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 20, 2020 (File No. 001-11239), and incorporated herein by reference).

4.5	—
Additional First Lien Secured Party Consent, dated as of March 19, 2020, by and among Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent, HCA Inc., as borrower, and the subsidiary guarantors party thereto (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 20, 2020 (File No. 001-11239), and incorporated herein by reference).

4.6	—
Additional Receivables Intercreditor Agreement, dated as of March 19, 2020, by and between Bank of America, N.A., as ABL Collateral Agent and Bank of America, N.A., as New First Lien Collateral Agent, and consented to by HCA Inc., as borrower, and the subsidiary grantors party thereto (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 20, 2020 (File No. 001-11239), and incorporated herein by reference).

4.7	—
Joinder Agreement, dated as of March 31, 2020, to the Credit Agreement, dated as of September 30, 2011 (as amended and restated on March 7, 2014, as further amended on October 30, 2014, and as further amended and restated on June 28, 2017), by and among the subsidiary borrowers party thereto and Bank of America, N.A., as administrative agent.

4.8	—	Supplement No. 16, dated as of March 31, 2020, to the Security Agreement, dated as of September 30, 2011, by and among the grantors party thereto and Bank of America, N.A., as collateral agent.

4.9	—
Supplement No. 16, dated as of March 31, 2020, to the Amended and Restated Pledge Agreement, dated as of March 2, 2009, by and among the additional pledgors named therein and Bank of America, N.A., as collateral agent.

4.10	—
Supplement No. 17, dated as of March 31, 2020, to the U.S. Guarantee, dated as of November 17, 2006 and amended and restated on February 26, 2014, by and among the U.S. guarantors party thereto and Bank of America, N.A., as administrative agent.

4.11	—
Supplement No. 17, dated as of March 31, 2020, to the Amended and Restated Security Agreement, dated as of March 2, 2009, as supplemented, by and among the new grantors named therein and Bank of America, N.A., as collateral agent.

4.12	—	Supplement No. 1, dated as of March 31, 2020, to the Guarantee, dated as of March 19, 2020, by and among each of the new guarantors party thereto and Bank of America, N.A., as administrative agent.

4.13(a)	—
Supplemental Indenture, dated as of March 31, 2020, among the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent.

4.13(b)	—	Schedule of Omitted Supplemental Indentures to Supplemental Indentures, filed pursuant to Instruction 2 to Item 601 of Regulation SK.

10.1	—
HCA Healthcare, Inc. 2020 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2020 (File No. 001-11239), and incorporated herein by reference).*

10.2	—	Form of Director Restricted Share Unit Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

22	—	List of Subsidiary Guarantors.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following financial information from our quarterly report on Form 10-Q for the quarters ended March 31, 2020 and 2019, filed with the SEC on May 6, 2020, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, (ii) the condensed consolidated income statements for the quarters ended March 31, 2020 and 2019, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2020 and 2019, (iv) the condensed consolidated statements of stockholders’ deficit for the quarters ended March 31, 2020 and 2019, (v) the condensed consolidated statements of cash flows for the quarters ended March 31, 2020 and 2019 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/s/ William B. Rutherford
William B. Rutherford
Executive Vice President and Chief Financial Officer
Date: May 6, 2020