Form 10-Q
period 2020-06-30
HCA Healthcare, Inc.
filed 2020-07-30
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 28, 2020
Voting common stock, $.01 par value	338,033,300 shares

HCA HEALTHCARE, INC.
Form 10-Q
June 30, 2020

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2020	2019	2020	2019
Revenues	$11,068	$12,602	$23,929	$25,119

Salaries and benefits	5,330	5,837	11,448	11,484
Supplies	1,748	2,118	3,871	4,159
Other operating expenses	2,147	2,362	4,574	4,661
Government stimulus income	(822)	—	(822)	—
Equity in earnings of affiliates	(1)	(8)	(8)	(19)
Depreciation and amortization	691	636	1,365	1,255
Interest expense	388	477	816	938
Losses (gains) on sales of facilities	27	(18)	20	(17)
Losses on retirement of debt	—	—	295	—

	9,508	11,404	21,559	22,461

Income before income taxes	1,560	1,198	2,370	2,658
Provision for income taxes	344	271	456	550

Net income	1,216	927	1,914	2,108
Net income attributable to noncontrolling interests	137	144	254	286

Net income attributable to HCA Healthcare, Inc.	$1,079	$783	$1,660	$1,822

Per share data:
Basic earnings	$3.20	$2.29	$4.91	$5.32
Diluted earnings	$3.16	$2.25	$4.84	$5.22
Shares used in earnings per share calculations (in millions):
Basic	337.760	342.170	338.001	342.513
Diluted	341.599	348.373	342.848	349.334
The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Unaudited
(Dollars in millions)

	Quarter		Six Months
	2020	2019	2020	2019
Net income	$1,216	$927	$1,914	$2,108
Other comprehensive income (loss) before taxes:
Foreign currency translation	(8)	(38)	(81)	(18)

Unrealized gains on available-for-sale securities	17	6	12	14

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	4	4	8	7

	4	4	8	7

Change in fair value of derivative financial instruments	(6)	(34)	(66)	(52)
Interest expense (benefits) included in interest expense	7	(6)	6	(11)

	1	(40)	(60)	(63)

Other comprehensive income (loss) before taxes	14	(68)	(121)	(60)
Income taxes (benefits) related to other comprehensive income items	5	(11)	(19)	(10)

Other comprehensive income (loss)	9	(57)	(102)	(50)

Comprehensive income	1,225	870	1,812	2,058
Comprehensive income attributable to noncontrolling interests	137	144	254	286

Comprehensive income attributable to HCA Healthcare, Inc.	$1,088	$726	$1,558	$1,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,638	$621
Accounts receivable	6,139	7,380
Inventories	1,834	1,849
Other	1,420	1,346

	14,031	11,196
Property and equipment, at cost	48,484	47,235
Accumulated depreciation	(25,413)	(24,520)

	23,071	22,715
Investments of insurance subsidiaries	364	315
Investments in and advances to affiliates	275	249
Goodwill and other intangible assets	8,578	8,269
Right-of-use operating lease assets	1,863	1,834
Other	527	480

	$48,709	$45,058

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,882	$2,905
Accrued salaries	1,631	1,775
Other accrued expenses	3,181	2,932
Contract liabilities-deferred revenues	4,999	—
Long-term debt due within one year	163	145

	12,856	7,757

Long-term debt, less debt issuance costs and discounts of $252 and $239	30,779	33,577
Professional liability risks	1,485	1,370
Right-of-use operating lease obligations	1,531	1,499
Income taxes and other liabilities	1,490	1,420

Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 337,960,400 shares in 2020 and 338,445,600 shares in 2019	3	3
Capital in excess of par value	88	—
Accumulated other comprehensive loss	(562)	(460)
Retained deficit	(1,315)	(2,351)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(1,786)	(2,808)
Noncontrolling interests	2,354	2,243

	568	(565)

	$48,709	$45,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2018	342.895	$3	$—	$(381)	$(4,572)	$2,032	$(2,918)
Comprehensive income				7	1,039	142	1,188
Repurchase of common stock	(2.106)		32		(310)		(278)
Share-based benefit plans	2.242		(29)				(29)
Cash dividends declared ($0.40 per share)					(140)		(140)
Distributions						(136)	(136)
Other			(3)			61	58

Balances, March 31, 2019	343.031	3	—	(374)	(3,983)	2,099	(2,255)
Comprehensive income				(57)	783	144	870
Repurchase of common stock	(1.928)		(107)		(135)		(242)
Share-based benefit plans	0.414		118				118
Cash dividends declared ($0.40 per share)					(139)		(139)
Distributions						(111)	(111)
Other			(11)				(11)

Balances, June 30, 2019	341.517	3	—	(431)	(3,474)	2,132	(1,770)
Comprehensive income				(30)	612	152	734
Repurchase of common stock	(1.846)		(132)		(107)		(239)
Share-based benefit plans	0.382		128				128
Cash dividends declared ($0.40 per share)					(138)		(138)
Distributions						(157)	(157)
Other			4			(9)	(5)

Balances, September 30, 2019	340.053	3	—	(461)	(3,107)	2,118	(1,447)
Comprehensive income				1	1,071	202	1,274
Repurchase of common stock	(2.069)		(95)		(177)		(272)
Share-based benefit plans	0.462		96				96
Cash dividends declared ($0.40 per share)					(138)		(138)
Distributions						(138)	(138)
Other			(1)			61	60

Balances, December 31, 2019	338.446	3	—	(460)	(2,351)	2,243	(565)
Comprehensive income				(111)	581	117	587
Repurchase of common stock	(3.287)		35		(476)		(441)
Share-based benefit plans	2.449		(33)				(33)
Cash dividends declared ($0.43 per share)					(148)		(148)
Distributions						(154)	(154)
Other			(2)			53	51

Balances, March 31, 2020	337.608	3	—	(571)	(2,394)	2,259	(703)
Comprehensive income				9	1,079	137	1,225
Share-based benefit plans	0.352		93				93
Distributions						(45)	(45)
Other			(5)			3	(2)

Balances, June 30, 2020	337.960	$3	$88	$(562)	$(1,315)	$2,354	$568

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Unaudited
(Dollars in millions)

	2020	2019
Cash flows from operating activities:
Net income	$1,914	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	1,215	(174)
Inventories and other assets	(57)	(231)
Accounts payable and accrued expenses	(336)	(238)
Contract liabilities-deferred revenues	4,999	—
Depreciation and amortization	1,365	1,255
Income taxes	472	27
Losses (gains) on sales of facilities	20	(17)
Losses on retirement of debt	295	—
Amortization of debt issuance costs and discounts	14	16
Share-based compensation	148	158
Other	49	67

Net cash provided by operating activities	10,098	2,971

Cash flows from investing activities:
Purchase of property and equipment	(1,598)	(1,745)
Acquisition of hospitals and health care entities	(346)	(1,504)
Sales of hospitals and health care entities	39	41
Change in investments	(11)	59
Other	(37)	36

Net cash used in investing activities	(1,953)	(3,113)

Cash flows from financing activities:
Issuances of long-term debt	2,700	6,451
Net change in revolving bank credit facilities	(2,480)	(3,040)
Repayment of long-term debt	(3,364)	(98)
Distributions to noncontrolling interests	(199)	(247)
Payment of debt issuance costs	(35)	(63)
Payment of dividends	(153)	(278)
Repurchases of common stock	(441)	(520)
Other	(144)	(135)

Net cash (used in) provided by financing activities	(4,116)	2,070

Effect of exchange rate changes on cash and cash equivalents	(12)	—

Change in cash and cash equivalents	4,017	1,928
Cash and cash equivalents at beginning of period	621	502

Cash and cash equivalents at end of period	$4,638	$2,430

Interest payments	$854	$910
Income tax (refunds) payments, net	$(16)	$523

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2020, these affiliates owned and operated 186 hospitals, 122 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 21 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $76 million and $94 million for the quarters ended June 30, 2020 and 2019, respectively
,
and $172 million and $180 million for the six months ended June 30, 2020 and 2019, respectively. Operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on
Form 10-K
for the year ended December 31, 2019.
COVID-19
Pandemic and CARES Act Funding
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted in the last two weeks of the first quarter of 2020 and continued to be impacted in the second quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective surgical procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, some restrictions remain in place, and some state and local governments are re-imposing
certain restrictions due to increasing rates of
COVID-19
cases. While consolidated patient volumes and revenues experienced gradual improvement beginning in the latter part of April and continuing through the end of the quarter, we are unable to predict the future impact of the pandemic on our operations.
Our pandemic response plan has multiple facets and continues to evolve as the pandemic unfolds. We have taken precautionary steps to enhance our operational and financial flexibility, and react to the risks the
COVID-19
pandemic presents to our business, including the following:

•	Implemented certain cost reduction initiatives;

•	Suspended our authorized share repurchase program;

•	Suspended our quarterly dividend program;

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
COVID-19
Pandemic and CARES Act Funding (continued)

•	Reduced certain planned projects and capital expenditures;

•	During March 2020, executed a new $2 billion 364-day term loan facility (which was undrawn at June 30, 2020) to supplement our existing credit facilities; and

•
During the second quarter of 2020, we received
 approximately $4.4 billion
of accelerated Medicare payments and approximately $1.4 billion in general and targeted Provider Relief Fund distributions, both as provided for under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

We believe the extent of the
COVID-19
pandemic’s adverse impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the scope and duration of stay-at-home
practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, continued declines in patient volumes for an indeterminable length of time, increases in the number of uninsured and underinsured patients as a result of higher sustained rates of unemployment, incremental expenses required for supplies and personal protective equipment, and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.
During the second quarter of 2020, we received $922 million from the $50 billion general distribution fund and $454 million of targeted distributions from the CARES Act Provider Relief Fund. These distributions from the Provider Relief Fund are not subject to repayment, provided we are able to attest to and comply with the terms and conditions of the funding
,
including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to COVID-19. Such payments are accounted for as government grants, and are recognized on a systematic and rational basis as other income once there is reasonable assurance that the applicable terms and conditions required to retain the funds will be met. Based on an analysis of the compliance and reporting requirements of the Provider Relief Fund and the impact of the pandemic on our operating results through the end of the second quarter, we recognized $822 million ($590 million net of tax), or $1.73 per diluted share, related to these general distribution funds, and these payments are recorded under the caption “government stimulus income” in our condensed consolidated income statements. The unrecognized amount of general distributions and targeted distributions are recorded under the caption “contract liabilities-deferred revenues” in our condensed consolidated balance sheet.

We will continue to monitor compliance with the terms and conditions of the Provider Relief Fund and the impact of the pandemic on our revenues and expenses. If we are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted.
The CARES Act also provides
for a deferral of payments
of the employer portion of payroll tax incurred during the pandemic, allowing half of such payroll taxes be deferred until December 2021 and the remaining half until
 December 2022. At June 30, 2020, the Company had deferred $220 million of payroll taxes recorded under the caption “accrued salaries” in our condensed consolidated balance sheet. Additionally, the CARES Act created a payroll tax credit designed to encourage companies to retain employees during the pandemic. During the second quarter of 2020, the Company evaluated its eligibility for this credit and recorded $60 million of employee retention payroll tax credits pursuant to the CARES Act. These tax credits are recorded as a reduction of salaries and benefits in our condensed consolidated income statement.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues
Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service
rates. Our revenues for the six months ended June 30, 2020 and 2019, respectively, include $55 million related to the settlement of Medicare outlier calculations for prior periods and $86 million related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
During the second quarter of 2020, we requested accelerated Medicare payments as provided for in the CARES Act, which allows for eligible health care facilities to request up to six months of advance Medicare payments for acute care hospitals or up to three months of advance Medicare payments for other health care providers. After 120 days past receipt of the advance payments
(beginning in August 2020), claims for services provided to Medicare beneficiaries will be applied against the advance payment balance. Any unapplied advance payment amounts must be paid in full within one year from receipt of the advance payments for acute care hospitals and within 210 days for other health care providers. During the second quarter of 2020, we received approximately $4.4 billion from these accelerated Medicare payment requests, and these amounts are recorded under the caption “contract liabilities-deferred revenues” in our condensed consolidated balance sheet.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2020 and 2019 are summarized in the following table (dollars in millions):

	Quarter
	2020	Ratio	2019	Ratio
Medicare	$2,272	20.5%	$2,635	20.9%
Managed Medicare	1,488	13.4	1,595	12.7
Medicaid	564	5.1	416	3.3
Managed Medicaid	531	4.8	554	4.4
Managed care and insurers	5,631	50.9	6,425	50.9
International (managed care and insurers)	239	2.2	284	2.3
Other	343	3.1	693	5.5

Revenues	$11,068	100.0%	$12,602	100.0%

	Six Months
	2020	Ratio	2019	Ratio
Medicare	$5,015	21.0%	$5,405	21.5%
Managed Medicare	3,314	13.8	3,184	12.7
Medicaid	978	4.1	763	3.0
Managed Medicaid	1,197	5.0	1,167	4.6
Managed care and insurers	12,276	51.4	12,851	51.1
International (managed care and insurers)	531	2.2	581	2.3
Other	618	2.5	1,168	4.8

Revenues	$23,929	100.0%	$25,119	100.0%

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2020 and 2019 follows (dollars in millions):

	Quarter		Six Months
	2020	2019	2020	2019
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$9,916	$10,953	$21,258	$21,559
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.6%	12.2%	12.2%	12.0%
Total uncompensated care	$6,729	$7,695	$14,602	$14,780
Multiply by the cost-to-charges ratio	12.6%	12.2%	12.2%	12.0%

Estimated cost of total uncompensated care	$844	$938	$1,781	$1,774

The total uncompensated care amounts include charity care of $3.077 billion and $3.311 billion, respectively
,
and the related estimated costs of charity care were $387 million and $403 million, for the quarters ended June 30, 2020 and 2019, respectively. The total uncompensated care amounts include charity care of $6.812 billion and $6.216 billion, respectively
,
and the related estimated costs of charity care were $831 million and $746 million, for the six months ended June 30, 2020 and 2019, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2020, we paid $346 million to acquire a hospital in New Hampshire and other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $306 million for the six months ended June 30, 2020. During the six months ended June 30, 2019, we paid $1.397 billion to acquire a seven-hospital health system in North Carolina and $107 million to acquire other nonhospital health care entities. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During the six months ended June 30, 2020, we received proceeds of $39 million and recognized a pretax gain of $3 million related to sales of real estate and other investments, and we also recognized a pretax loss of $23 million related to a hospital facility in Mississippi that we have executed a definitive agreement to sell in 2020. During the six months ended June 30, 2019, we received proceeds of $25 million and recognized a pretax loss of $1 million related to a sale of a hospital facility in one of our Louisiana markets, and we also received proceeds of $16 million and recognized a pretax gain of $18 million related to sales of real estate and other investments.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES
Our provision for income taxes for the quarters ended June 30, 2020 and 2019 was $344 million and $271 million, respectively, and the effective tax rates were 24.2% and 25.7%, respectively. Our provision for income taxes for the six months ended June 30, 2020 and 2019 was $456 million and $550 million, respectively, and the effective tax rates were 21.6% and 23.2%, respectively. Our provision for income taxes included tax benefits related to the settlement of employee equity awards of $54 million and $53 million for the six months ended June 30, 2020 and 2019, respectively.
Our liability for unrecognized tax benefits was $513 million, including accrued interest of $71 million, as of June 30, 2020 ($550 million and $62 million, respectively, as of December 31, 2019). Unrecognized tax benefits of $164 million ($160 million as of December 31, 2019) would affect the effective rate, if recognized.
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at June 30, 2020. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.
NOTE 4 — EARNINGS PER SHARE
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards and potential shares, computed using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2020 and 2019 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2020	2019	2020	2019
Net income attributable to HCA Healthcare, Inc.	$1,079	$783	$1,660	$1,822

Weighted average common shares outstanding	337.760	342.170	338.001	342.513
Effect of dilutive incremental shares	3.839	6.203	4.847	6.821

Shares used for diluted earnings per share	341.599	348.373	342.848	349.334

Earnings per share:
Basic earnings	$3.20	$2.29	$4.91	$5.32
Diluted earnings	$3.16	$2.25	$4.84	$5.22

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of our insurance subsidiaries’ investments at June 30, 2020 and December 31, 2019 follows (dollars in millions):

	June 30, 2020
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$380	$30	$—	$410
Money market funds and other	59	—	—	59

	$439	$30	$—	469

Amounts classified as current assets				(105)

Investment carrying value				$364

	December 31, 2019
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$359	$18	$—	$377
Money market funds and other	85	—	—	85

	$444	$18	$—	462

Amounts classified as current assets				(147)

Investment carrying value				$315

At June 30, 2020 and December 31, 2019, the investments in debt securities of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at June 30, 2020 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$14	$14
Due after one year through five years	114	122
Due after five years through ten years	180	197
Due after ten years	72	77

	$380	$410

The average expected maturity of the investments in debt securities at June 30, 2020 was 5.3 years, compared to the average scheduled maturity of 9.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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
The following table sets forth our interest rate swap
agreements
, which have been designated as cash flow
hedges
, at June 30, 2020 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$(40)
Pay-fixed interest rate swaps	500	December 2022	(24)
During the next 12 months, we estimate $36 million will be reclassified from other comprehensive income (“OCI”) and will be included in interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the six months ended June 30, 2020 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$51	Interest expense	$6
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2020, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2020, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $65 million.

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$410	$—	$410	$—
Money market funds and other	59	59	—	—

Investments of insurance subsidiaries	469	59	410	—
Less amounts classified as current assets	(105)	(58)	(47)	—

	$364	$1	$363	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$64	$—	$64	$—

	December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$377	$—	$377	$—
Money market funds and other	85	85	—	—

Investments of insurance subsidiaries	462	85	377	—
Less amounts classified as current assets	(147)	(83)	(64)	—

	$315	$2	$313	$—

Interest rate swaps (Other)	$3	$—	$3	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$7	$—	$7	$—
The estimated fair value of our long-term debt was $34.000 billion and $37.026 billion at June 30, 2020 and December 31, 2019, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $31.194 billion and $33.961 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT
A summary of long-term debt at June 30, 2020 and December 31, 2019, including related interest rates at June 30, 2020, follows (dollars in millions):

	June 30, 2020	December 31, 2019
Senior secured asset-based revolving credit facility	$—	$2,480
Senior secured revolving credit facility	—	—
Senior secured 364-day term loan facility	—	—
Senior secured term loan facilities (effective interest rate of 2.8%)	3,698	3,725
Senior secured notes (effective interest rate of 5.1%)	13,850	13,850
Other senior secured debt (effective interest rate of 5.0%)	694	654

Senior secured debt	18,242	20,709
Senior unsecured notes (effective interest rate of 5.5%)	12,952	13,252
Debt issuance costs and discounts	(252)	(239)

Total debt (average life of 9.4 years, rates averaging 5.0%)	30,942	33,722
Less amounts due within one year	163	145

	$30,779	$33,577

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
In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we entered into a credit agreement that provides for a 364-day secured
term loan facility for an aggregate principal amount of up to $2.000 billion. The facility will mature in March 2021. If drawn, amounts outstanding under the credit agreement will bear interest at either (i) the LIBOR rate plus 2.50% or (ii) an alternate base rate as defined in the credit agreement. As of June 30, 2020 there were no amounts outstanding nor draw notices pending under the facility.
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
NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we announced the suspension of our share repurchase programs and expect to evaluate the resumption of the programs at a future date. During the
quarter ended March 31, 2020, we repurchased 3.287 million shares of our common stock at an average price of $134.18 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during January 2019, and we made no repurchases during the quarter ended June 30, 2020. At June 30, 2020, we had $2.800 billion of repurchase authorization available under the January 2019 and 2020 authorizations.
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2019	$14	$(283)	$(187)	$(4)	$(460)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	9				9
Foreign currency translation adjustments, net of $10 income tax benefit		(71)			(71)
Change in fair value of derivative instruments, net of $15 income tax benefit				(51)	(51)
Expense reclassified into operations from other comprehensive income, net of $2 and $1 income tax benefits, respectively			6	5	11

Balances at June 30, 2020	$23	$(354)	$(181)	$(50)	$(562)

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2020 and 2019 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2020	2019	2020	2019
Revenues:
National Group	$5,546	$6,444	$12,020	$12,761
American Group	5,103	5,626	10,847	11,221
Corporate and other	419	532	1,062	1,137

	$11,068	$12,602	$23,929	$25,119

Equity in earnings of affiliates:
National Group	$(4)	$(3)	$(3)	$(5)
American Group	(2)	(11)	(11)	(22)
Corporate and other	5	6	6	8

	$(1)	$(8)	$(8)	$(19)

Adjusted segment EBITDA:
National Group	$1,485	$1,364	$2,700	$2,818
American Group	1,408	1,117	2,523	2,258
Corporate and other	(227)	(188)	(357)	(242)

	$2,666	$2,293	$4,866	$4,834

Depreciation and amortization:
National Group	$312	$283	$618	$548
American Group	295	270	582	551
Corporate and other	84	83	165	156

	$691	$636	$1,365	$1,255

Adjusted segment EBITDA	$2,666	$2,293	$4,866	$4,834
Depreciation and amortization	691	636	1,365	1,255
Interest expense	388	477	816	938
Losses (gains) on sales of facilities	27	(18)	20	(17)
Losses on retirement of debt	—	—	295	—

Income before income taxes	$1,560	$1,198	$2,370	$2,658

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
including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures and the volume of
COVID-19
patients cared for across our health systems; measures we are taking to respond to the
COVID-19
pandemic; the impact of government and administrative regulation and stimulus (including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act and other enacted legislation); changes in revenues due to declining patient volumes, changes in payor mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions; and the timing and availability of effective medical treatments and vaccines, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the
COVID-19
pandemic which could impact us from a financial perspective, (3) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), including the effects of court challenges to, any repeal of, or changes to, the Affordable Care Act or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including single-payer proposals (often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the
COVID-19
pandemic, (4) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) the highly competitive nature of the health care business, (9) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (10) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (11) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (12) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including economic and business conditions (and the impact thereof on the financial markets and banking industry) resulting from the
COVID-19
pandemic, (16) the emergence of and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Forward-Looking Statements (continued)

effects related to other pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (25) changes in the U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on
Form 10-K
for the year ended December 31, 2019, our quarterly report on Form
10-Q
for the quarter ended March 31, 2020 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19
Pandemic and CARES Act Funding
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted in the last two weeks of the first quarter of 2020 and continued to be impacted in the second quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective surgical procedures by health care facilities. While some of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, some restrictions remain in place, and some state and local governments are re-imposing
certain restrictions due to increasing rates of
COVID-19
cases. While consolidated patient volumes and revenues experienced gradual improvement beginning in the latter part of April and continuing through the end of the quarter, we are unable to predict the future impact of the pandemic on our operations.
Our pandemic response plan has multiple facets and continues to evolve as the pandemic unfolds. We have taken precautionary steps to enhance our operational and financial flexibility, and react to the risks the
COVID-19
pandemic presents to our business, including the following:

•	Implemented certain cost reduction initiatives;

•	Suspended our authorized share repurchase program;

•	Suspended our quarterly dividend program;

•	Reduced certain planned projects and capital expenditures;

•	During March 2020, executed a new $2 billion 364-day term loan facility (which was undrawn at June 30, 2020) to supplement our existing credit facilities; and

•
During the second quarter of 2020, we received approximately $4.4 billion of accelerated Medicare payments and approximately $1.4 billion in general and targeted Provider Relief Fund distributions, both as provided for under the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
COVID-19
Pandemic and CARES Act Funding (continued)

We believe the extent of the
COVID-19
pandemic’s adverse impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the scope and duration of stay-at-home
practices and business closures and restrictions, government-imposed or recommended suspensions of elective procedures, continued declines in patient volumes for an indeterminable length of time, increases in the number of uninsured and underinsured patients as a result of higher sustained rates of unemployment, incremental expenses required for supplies and personal protective equipment, and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.
Second Quarter 2020 Operations Summary
Revenues declined to $11.068 billion in the second quarter of 2020 from $12.602 billion in the second quarter of 2019. Net income attributable to HCA Healthcare, Inc. totaled $1.079 billion, or $3.16 per diluted share, for the quarter ended June 30, 2020, compared to $783 million, or $2.25 per diluted share, for the quarter ended June 30, 2019. Second quarter results for 2020 include $822 million ($590 million net of tax), or $1.73 per diluted share, of government stimulus income related to general distribution funds and $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, as provided for by the CARES Act. Second quarter results for 2020 also include losses on sales of facilities of $27 million, or $0.07 per diluted share, and second quarter results for 2019 include gains on sales of facilities of $18 million, or $0.04 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 341.599 million shares for the quarter ended June 30, 2020 and 348.373 million shares for the quarter ended June 30, 2019. During 2019 and the first six months of 2020, we repurchased 7.949 million shares and 3.287 million shares of our common stock, respectively.
Due to the
COVID-19
pandemic, patient volumes and the related revenues for most of our services, particularly elective surgical procedures, were significantly impacted in April as various
COVID-19
stay-at-home
and business closure policies were implemented by federal, state and local governments. Patient volumes gradually improved in the latter part of April and continuing through the end of the quarter as the states began to re-open
and allow for
non-emergent
procedures. Revenues declined 12.2% on a consolidated basis and declined 12.1% on a same facility basis for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. The decline in consolidated revenues can be primarily attributed to the net impact of a 20.0% decline in equivalent admissions offset by a 9.7% increase in revenue per equivalent admission. The same facility revenues decline primarily resulted from the net impact of a 20.1% decline in same facility equivalent admissions offset by a 10.0% increase in same facility revenue per equivalent admission.
During the quarter ended June 30, 2020, consolidated admissions and same facility admissions declined 12.6% and 12.8%, respectively, compared to the quarter ended June 30, 2019. Surgeries declined 26.5% on both a consolidated basis and on a same facility basis during the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. Emergency department visits declined 32.7% and 32.9% on a consolidated basis and on a same facility basis, respectively, during the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. Consolidated and same facility uninsured admissions declined 10.8% and 10.0%, respectively, for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Second Quarter 2020 Operations Summary (continued)

Cash flows from operating activities increased $6.726 billion, from $1.997 billion for the second quarter of 2019 to $8.723 billion for the second quarter of 2020. The increase in cash provided by operating activities was primarily related to the combined effect of the receipt of $4.999 billion related to unapplied accelerated Medicare payments and unrecognized general and targeted distributions as provided for in the CARES Act, positive changes in working capital of $787 million, primarily from the collection of patient accounts receivable, increases related to the deferral of income taxes of $593 million and an increase in net income, excluding losses (gains) on sales of facilities, of $327 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

Revenues declined 12.2% from $12.602 billion in the second quarter of 2019 to $11.068 billion in the second quarter of 2020. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2020 and 2019 are summarized in the following table (dollars in millions):

	Quarter
	2020	Ratio	2019	Ratio
Medicare	$2,272	20.5%	$2,635	20.9%
Managed Medicare	1,488	13.4	1,595	12.7
Medicaid	564	5.1	416	3.3
Managed Medicaid	531	4.8	554	4.4
Managed care and insurers	5,631	50.9	6,425	50.9
International (managed care and insurers)	239	2.2	284	2.3
Other	343	3.1	693	5.5

Revenues	$11,068	100.0%	$12,602	100.0%

	Six Months
	2020	Ratio	2019	Ratio
Medicare	$5,015	21.0%	$5,405	21.5%
Managed Medicare	3,314	13.8	3,184	12.7
Medicaid	978	4.1	763	3.0
Managed Medicaid	1,197	5.0	1,167	4.6
Managed care and insurers	12,276	51.4	12,851	51.1
International (managed care and insurers)	531	2.2	581	2.3
Other	618	2.5	1,168	4.8

Revenues	$23,929	100.0%	$25,119	100.0%

Consolidated and same facility revenue per equivalent admission increased 9.7% and 10.0%, respectively, in the second quarter of 2020, compared to the second quarter of 2019. Consolidated and same facility equivalent admissions declined 20.0% and 20.1%, respectively, in the second quarter of 2020, compared to the second quarter of 2019. Consolidated and same facility outpatient surgeries both declined 32.6% in the second quarter of 2020, compared to the second quarter of 2019. Consolidated and same facility inpatient surgeries declined 15.6% and 15.7%, respectively, in the second quarter of 2020, compared to the second quarter of 2019. Consolidated and same facility emergency department visits declined 32.7% and 32.9%, respectively, in the second quarter of 2020, compared to the second quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2020 and 2019 follows (dollars in millions):

	Quarter		Six Months
	2020	2019	2020	2019
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$9,916	$10,953	$21,258	$21,559
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.6%	12.2%	12.2%	12.0%
Total uncompensated care	$6,729	$7,695	$14,602	$14,780
Multiply by the cost-to-charges ratio	12.6%	12.2%	12.2%	12.0%

Estimated cost of total uncompensated care	$844	$938	$1,781	$1,774

Same facility uninsured admissions declined by 4,264 admissions, or 10.0%, in the second quarter of 2020 compared to the second quarter of 2019. Same facility uninsured admissions increased 7.1%, in the first quarter of 2020 compared to the first quarter of 2019. Same facility uninsured admissions in 2019, compared to 2018, increased 6.8% in the fourth quarter, increased 2.1% in the third quarter, increased 5.1% in the second quarter, and were flat in the first quarter.
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2020 and 2019 are set forth in the following table.

	Quarter		Six Months
	2020	2019	2020	2019
Medicare	25%	29%	26%	29%
Managed Medicare	19	18	20	19
Medicaid	6	5	6	5
Managed Medicaid	12	12	12	12
Managed care and insurers	29	27	28	27
Uninsured	9	9	8	8

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and six months ended June 30, 2020 and 2019 are set forth in the following table.

	Quarter		Six Months
	2020	2019	2020	2019
Medicare	26%	28%	28%	29%
Managed Medicare	15	15	15	14
Medicaid	7	5	6	4
Managed Medicaid	6	5	6	5
Managed care and insurers	46	47	45	48

	100%	100%	100%	100%

At June 30, 2020, we had 91 hospitals in the states of Texas and Florida. During the second quarter of 2020, 56% of our admissions and 49% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 74% of our uninsured admissions during the second quarter of 2020.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $186 million and $106 million during the second quarters of 2020 and 2019, respectively, and $301 million and $214 million during the first six months of 2020 and 2019, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Operating Results Summary
The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2020 and 2019 (dollars in millions):

	Quarter
	2020		2019
	Amount	Ratio	Amount	Ratio
Revenues	$11,068	100.0	$12,602	100.0

Salaries and benefits	5,330	48.2	5,837	46.3
Supplies	1,748	15.8	2,118	16.8
Other operating expenses	2,147	19.3	2,362	18.8
Government stimulus income	(822)	(7.4)	—	—
Equity in earnings of affiliates	(1)	—	(8)	(0.1)
Depreciation and amortization	691	6.3	636	5.0
Interest expense	388	3.5	477	3.8
Losses (gains) on sales of facilities	27	0.2	(18)	(0.1)

	9,508	85.9	11,404	90.5

Income before income taxes	1,560	14.1	1,198	9.5
Provision for income taxes	344	3.1	271	2.1

Net income	1,216	11.0	927	7.4
Net income attributable to noncontrolling interests	137	1.2	144	1.2

Net income attributable to HCA Healthcare, Inc.	$1,079	9.8	$783	6.2

% changes from prior year:
Revenues	(12.2)%		9.3%
Income before income taxes	30.3		(3.2)
Net income attributable to HCA Healthcare, Inc.	37.9		(4.5)
Admissions(a)	(12.6)		4.8
Equivalent admissions(b)	(20.0)		6.2
Revenue per equivalent admission	9.7		3.0
Same facility % changes from prior year(c):
Revenues	(12.1)		4.3
Admissions(a)	(12.8)		2.1
Equivalent admissions(b)	(20.1)		2.6
Revenue per equivalent admission	10.0		1.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary (continued)

	Six Months
	2020		2019
	Amount	Ratio	Amount	Ratio
Revenues	$23,929	100.0	$25,119	100.0

Salaries and benefits	11,448	47.8	11,484	45.7
Supplies	3,871	16.2	4,159	16.6
Other operating expenses	4,574	19.1	4,661	18.6
Government stimulus income	(822)	(3.4)	—	—
Equity in earnings of affiliates	(8)	—	(19)	(0.1)
Depreciation and amortization	1,365	5.7	1,255	5.0
Interest expense	816	3.4	938	3.7
Losses (gains) on sales of facilities	20	0.1	(17)	(0.1)
Losses on retirement of debt	295	1.2	—	—

	21,559	90.1	22,461	89.4

Income before income taxes	2,370	9.9	2,658	10.6
Provision for income taxes	456	1.9	550	2.2

Net income	1,914	8.0	2,108	8.4
Net income attributable to noncontrolling interests	254	1.1	286	1.1

Net income attributable to HCA Healthcare, Inc.	$1,660	6.9	$1,822	7.3

% changes from prior year:
Revenues	(4.7)%		9.4%
Income before income taxes	(10.8)		(4.3)
Net income attributable to HCA Healthcare, Inc.	(8.9)		(7.2)
Admissions(a)	(5.8)		3.9
Equivalent admissions(b)	(10.1)		5.5
Revenue per equivalent admission	6.0		3.8
Same facility % changes from prior year(c):
Revenues	(5.5)		5.4
Admissions(a)	(6.0)		1.6
Equivalent admissions(b)	(10.2)		2.3
Revenue per equivalent admission	5.3		3.0

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Quarters Ended June 30, 2020 and 2019
Revenues declined to $11.068 billion in the second quarter of 2020 from $12.602 billion in the second quarter of 2019. Net income attributable to HCA Healthcare, Inc. totaled $1.079 billion, or $3.16 per diluted share, for the quarter ended June 30, 2020, compared to $783 million, or $2.25 per diluted share, for the quarter ended June 30, 2019. Second quarter results for 2020 include $822 million ($590 million net of tax), or $1.73 per diluted share, of government stimulus income related to general distribution funds and $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, as provided for by the CARES Act. Second quarter results for 2020 also include losses on sales of facilities of $27 million, or $0.07 per diluted share, and second quarter results for 2019 include gains on sales of facilities of $18 million, or $0.04 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 341.599 million shares for the quarter ended June 30, 2020 and 348.373 million shares for the quarter ended June 30, 2019. During 2019 and the first six months of 2020, we repurchased 7.949 million shares and 3.287 million shares of our common stock, respectively.
Due to the
COVID-19
pandemic, patient volumes and the related revenues for most of our services, particularly elective surgical procedures, were significantly impacted in April as various
COVID-19
stay-at-home
and business closure policies and other restrictions were implemented by federal, state and local governments. Patient volumes gradually improved beginning in the latter part of April and continuing through the end of the quarter as the states began to re-open
and allow for
non-emergent
procedures. Revenues declined 12.2%, primarily due to the net impact of revenue per equivalent admission growth of 9.7% and a 20.0% decline in equivalent admissions for the second quarter of 2020 compared to the second quarter of 2019.
Salaries and benefits, as a percentage of revenues, were 48.2% in the second quarter of 2020 and 46.3% in the second quarter of 2019. Salaries and benefits per equivalent admission increased 14.1% in the second quarter of 2020 compared to the second quarter of 2019. Same facility labor rate increases averaged 0.3% for the second quarter of 2020 compared to the second quarter of 2019.
Supplies, as a percentage of revenues, were 15.8% in the second quarter of 2020 and 16.8% in the second quarter of 2019. Supply costs per equivalent admission increased 3.2% in the second quarter of 2020 compared to the second quarter of 2019. Supply costs per equivalent admission increased 2.3% for pharmacy supplies and 5.6% for general medical and surgical items and declined 0.2% for medical devices in the second quarter of 2020 compared to the second quarter of 2019.
Other operating expenses, as a percentage of revenues, were 19.3% in the second quarter of 2020 and 18.8% in the second quarter of 2019. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $139 million and $133 million for the second quarters of 2020 and 2019, respectively.
During the second quarter of 2020, we recorded $822 million ($590 million net of tax) of government stimulus income related to general distribution funds received from the Provider Relief Fund established by the CARES Act.
Equity in earnings of affiliates was $1 million and $8 million in the second quarters of 2020 and 2019, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended June 30, 2020 and 2019 (continued)

Depreciation and amortization increased $55 million, from $636 million in the second quarter of 2019 to $691 million in the second quarter of 2020. The increase in depreciation relates primarily to capital expenditures at our existing facilities.
Interest expense was $388 million in the second quarter of 2020 and $477 million in the second quarter of 2019. Our average debt balance was $31.921 billion for the second quarter of 2020 compared to $35.079 billion for the second quarter of 2019. The average effective interest rate for our long-term debt declined to 4.9% for the quarter ended June 30, 2020 from 5.5% for the quarter ended June 30, 2019.
During the second quarters of 2020 and 2019, we recorded losses on sales of facilities of $27 million and gains on sales of facilities of $18 million, respectively.
The effective tax rates were 24.2% and 25.7% for the second quarters of 2020 and 2019, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.
Net income attributable to noncontrolling interests declined from $144 million for the second quarter of 2019 to $137 million for the second quarter of 2020. The decline in net income attributable to noncontrolling interests related primarily to the operations of our surgery center partnerships.
Six Months Ended June 30, 2020 and 2019
Revenues declined to $23.929 billion in the first six months of 2020 from $25.119 billion in the first six months of 2019. Net income attributable to HCA Healthcare, Inc. totaled $1.660 billion, or $4.84 per diluted share, for the first six months ended June 30, 2020, compared to $1.822 billion, or $5.22 per diluted share, for the first six months ended June 30, 2019. Results for the first six months of 2020 included $822 million ($590 million net of tax), or $1.72 per diluted share, of government stimulus income related to general distribution funds and $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, as provided for by the CARES Act. Results for the first six months of 2020 also included losses on retirement of debt of $295 million, or $0.66 per diluted share, and losses on sales of facilities of $20 million, or $0.06 per diluted share. Results for the first six months of 2019 included gains on sales of facilities of $17 million, or $0.04 per diluted share, respectively. Revenues for the first six months of 2020 and 2019, respectively, include $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods and $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 342.848 million shares for the six months ended June 30, 2020 and 349.334 million shares for the six months ended June 30, 2019. During 2019 and the first six months of 2020, we repurchased 7.949 million shares and 3.287 million shares of our common stock, respectively.
Due to the
COVID-19
pandemic, patient volumes and the related revenues for most of our services, particularly elective surgical procedures, were significantly impacted in the last two weeks of the first quarter and continued to be impacted through the second quarter as various
COVID-19
stay-at-home
and business closure policies and other restrictions were implemented by federal, state and local governments. Patient volumes gradually improved beginning in the latter part of April and continuing through the end of the quarter as the states began to re-open
and allow for
non-emergent
procedures. Revenues declined 4.7% due primarily to the net impact of revenue per equivalent admission growth of 6.0% and a 10.1% decline in equivalent admissions for the first six months of 2020 compared to the first six months of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Six Months Ended June 30, 2020 and 2019 (continued)

Salaries and benefits, as a percentage of revenues, were 47.8% in the first six months of 2020 and 45.7% in the first six months of 2019. Salaries and benefits per equivalent admission increased 10.9% in the first six months of 2020 compared to the first six months of 2019. Same facility labor rate increases averaged 1.5% for the first six months of 2020 compared to the first six months of 2019.
Supplies, as a percentage of revenues, were 16.2% in the first six months of 2020 and 16.6% in the first six months of 2019. Supply costs per equivalent admission increased 3.5% in the first six months of 2020 compared to the first six months of 2019. Supply costs per equivalent admission increased 1.6% for medical devices, 0.9% for pharmacy supplies and 5.9% for general medical and surgical items in the first six months of 2020 compared to the first six months of 2019.
Other operating expenses, as a percentage of revenues, were 19.1% in the first six months of 2020 and 18.6% in the first six months of 2019. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $279 million and $269 million for the first six months of 2020 and 2019, respectively.
During the first six months of 2020, we recorded $822 million ($590 million net of tax) of government stimulus income related to general distribution funds received from the Provider Relief Fund established by the CARES Act.
Equity in earnings of affiliates was $8 million and $19 million in the first six months of 2020 and 2019, respectively.
Depreciation and amortization increased $110 million, from $1.255 billion in the first six months of 2019 to $1.365 billion in the first six months of 2020. The increase in depreciation relates to both acquired facilities and increased capital expenditures at our existing facilities.
Interest expense was $816 million in the first six months of 2020 and $938 million in the first six months of 2019. Our average debt balance was $32.766 billion for the first six months of 2020 compared to $34.520 billion for the first six months of 2019. The average effective interest rate for our long-term debt declined to 5.0% for the six months ended June 30, 2020 from 5.5% for the six months ended June 30, 2019.
During the first six months of 2020 and 2019, we recorded net losses on sales of facilities of $20 million and gains on sales of facilities of $17 million, respectively.
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
The effective tax rates were 21.6% and 23.2% for the first six months of 2020 and 2019, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first six months of 2020 and 2019 included tax benefits of $54 million and $53 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first six months of 2020 and 2019 would have been 24.1% and 25.4%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Six Months Ended June 30, 2020 and 2019 (continued)

Net income attributable to noncontrolling interests declined from $286 million for the first six months of 2019 to $254 million for the first six months of 2020. The decline in net income attributable to noncontrolling interests related primarily to the operations of our surgery center partnerships.
Liquidity and Capital Resources
Cash provided by operating activities totaled $10.098 billion in the first six months of 2020 compared to $2.971 billion in the first six months of 2019. The $7.127 billion increase in cash provided by operating activities in the first six months of 2020 compared to the first six months of 2019, related primarily to the combined effect of the receipt of $4.999 billion related to the unapplied accelerated Medicare payments and unrecognized general and targeted distributions as provided for in the CARES Act, positive changes in working capital of $1.465 billion, primarily from the collection of patient accounts receivable, and an increase related to the deferral of income taxes of $445 million. The net combination of interest payments and net tax refunds in the first six months of 2020 was $838 million, and the combined interest payments and net tax payments in the first six months of 2019 was $1.433 billion. Interest payments decreased in 2020 due to lower average debt balances, and net tax payments decreased as quarterly estimated income tax payments were deferred until July 2020 by the IRS in response to the
COVID-19
pandemic. Working capital totaled $1.175 billion at June 30, 2020 and $3.439 billion at December 31, 2019. The $2.264 billion decline in working capital is primarily related to the net effect of an increase in cash and cash equivalents of $4.017 billion, offset by a decline in accounts receivable of $1.241 billion and an increase in contract liabilities-deferred revenues of $4.999 billion.
Cash used in investing activities was $1.953 billion in the first six months of 2020 compared to $3.113 billion in the first six months of 2019. Acquisitions of hospitals and health care entities declined from $1.504 billion in the first six months of 2019 (which included the acquisition of a seven-hospital health system in North Carolina) to $346 million in the first six months of 2020. Excluding acquisitions, capital expenditures were $1.598 billion in the first six months of 2020 and $1.745 billion in the first six months of 2019. Planned capital expenditures are expected to approximate $2.8 billion to $3.0 billion in 2020. At June 30, 2020, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.0 billion. We expect to finance capital expenditures with internally generated and borrowed funds.
Cash used in financing activities totaled $4.116 billion in the first six months of 2020 compared to cash provided by financing activities of $2.070 billion in the first six months of 2019. During the first six months of 2020, net cash flows used in financing activities included a net decline of $3.144 billion in our indebtedness, payments of dividends of $153 million, repurchases of common stock of $441 million, distributions to noncontrolling interests of $199 million and payments of debt issuance costs of $35 million. During the first six months of 2019, net cash flows provided by financing activities included a net increase of $3.313 billion in our indebtedness, payment of dividends of $278 million, repurchases of common stock of $520 million, distributions to noncontrolling interests of $247 million and payments of debt issuance costs of $63 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

We are a highly leveraged company with significant debt service requirements. Our debt totaled $30.942 billion at June 30, 2020. Our interest expense was $816 million for the first six months of 2020 and $938 million for the first six months of 2019.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($7.718 billion available as of both June 30, 2020 and July 28, 2020, respectively) and anticipated access to public and private debt markets.
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
In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we entered into a credit agreement that provides for a 364-day secured
term loan facility for an aggregate principal amount of up to $2.000 billion. The facility will mature in March 2021. If drawn, amounts outstanding under the credit agreement will bear interest at either (i) the LIBOR rate plus 2.50% or (ii) an alternate base rate as defined in the credit agreement. As of June 30, 2020 and July 28, 2020, there were no amounts outstanding nor draw notices pending under the facility.
During the second quarter of 2020, we requested accelerated Medicare payments as provided for in the CARES Act, which allows for eligible health care facilities to request up to six months of advance Medicare payments for acute care hospitals or up to three months of advance Medicare payments for other health care providers. After 120 days past receipt of the advance payments (beginning in August 2020), claims for services provided to Medicare beneficiaries will be applied against the advance payment balance. Any unapplied advance payment amounts must be paid in full within one year from receipt of the advance payments for acute care hospitals and within 210 days for other health care providers. During the second quarter of 2020, we also received approximately $1.4 billion in general and targeted distributions from the CARES Act Provider Relief Fund, and in July 2020 we received approximately $300 million in targeted distributions. These distributions from the Provider Relief Fund will not be subject to repayment, provided we are able to attest to and comply with the terms and conditions of the funding.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $469 million and $462 million at June 30, 2020 and December 31, 2019, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $181 million and $175 million at June 30, 2020 and December 31, 2019, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.744 billion and $1.606 billion at June 30, 2020 and December 31, 2019, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $477 million. We estimate that approximately $427 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
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
for the year ended December 31, 2019.
Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the six months ended June 30, 2020 and year ended December 31, 2019 and the summarized balance sheet information at June 30, 2020 and December 31, 2019, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):
Six Months Ended June 30, 2020 and Year Ended December 31, 2019:

	Six Months June 30, 2020	Year December 31, 2019
Revenues	$14,425	$29,220
Income before income taxes	1,801	3,912
Net income	1,425	2,993
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	1,392	2,902

At June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Current assets	$9,122	$6,090
Property and equipment, net	14,896	13,418
Goodwill and other intangible assets	5,807	5,743
Total noncurrent assets	21,696	19,977
Total assets	30,818	26,067

Current liabilities	8,341	4,504
Long-term debt, net	30,449	33,227
Intercompany balances	2,739	(53)
Income taxes and other liabilities	862	879
Total noncurrent liabilities	34,502	34,398

Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(12,125)	(12,941)
Noncontrolling interests	100	106

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

Market Risk
We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $469 million at June 30, 2020. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At June 30, 2020, we had a net unrealized gain of $30 million on the insurance subsidiaries’ investments.
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
With respect to our interest-bearing liabilities, approximately $1.198 billion of long-term debt at June 30, 2020 was subject to variable rates of interest, while the remaining balance in long-term debt of $29.744 billion at June 30, 2020 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.0% and 5.5% for the six months ended June 30, 2020 and 2019, respectively.
The estimated fair value of our total long-term debt was $34.000 billion at June 30, 2020. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in variable interest rates, the potential annualized reduction to future pretax earnings would be approximately $12 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Examinations
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at June 30, 2020. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.
Operating Data

	2020	2019
Number of hospitals in operation at:
March 31	186	185
June 30	186	184
September 30		184
December 31		184
Number of freestanding outpatient surgical centers in operation at:
March 31	123	124
June 30	122	125
September 30		125
December 31		123
Licensed hospital beds at(a):
March 31	49,357	48,455
June 30	49,403	48,483
September 30		48,588
December 31		49,035
Weighted average licensed beds(b):
Quarter:
First	49,160	48,036
Second	49,358	48,429
Third		48,535
Fourth		48,911
Year		48,480
Average daily census(c):
Quarter:
First	28,822	28,966
Second	24,844	27,808
Third		27,502
Fourth		28,274
Year		28,134
Admissions(d):
Quarter:
First	528,244	523,196
Second	452,992	518,253
Third		527,284
Fourth		540,194
Year		2,108,927

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2020	2019
Equivalent admissions(e):
Quarter:
First	889,035	889,956
Second	723,136	903,419
Third		918,964
Fourth		933,996
Year		3,646,335
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	5.0	4.9
Third		4.8
Fourth		4.8
Year		4.9
Emergency room visits(g):
Quarter:
First	2,264,707	2,287,440
Second	1,516,116	2,253,337
Third		2,269,364
Fourth		2,350,988
Year		9,161,129
Outpatient surgeries(h):
Quarter:
First	226,319	240,846
Second	170,911	253,441
Third		249,177
Fourth		266,483
Year		1,009,947
Inpatient surgeries(i):
Quarter:
First	135,145	137,363
Second	118,591	140,473
Third		143,215
Fourth		145,584
Year		566,635
Days revenues in accounts receivable(j):
Quarter:
First	49	53
Second	50	52
Third		52
Fourth		50
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second	32%	39%
Third		39%
Fourth		39%
Year		39%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2020.
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
qui tam
lawsuit could have on the Company.
ITEM 1A.    RISK FACTORS
Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on
Form 10-Q
and other risk factors described in our annual report on
Form 10-K
for the year ended December 31, 2019, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on
Form 10-K
for the year ended December 31, 2019 and our quarterly report on Form
10-Q
for the quarter ended March 31, 2020, except as set forth below.
The COVID-19 pandemic is significantly affecting our operations, business and financial condition. Our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.
On January 31, 2020, the Secretary of U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency (“PHE”) due to a novel coronavirus. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, a disease caused by this novel coronavirus, a pandemic. This disease continues to spread throughout the United States and other parts of the world. The COVID-19 pandemic is significantly affecting our employees, patients, hospitals, communities and business operations, as well as the U.S. economy and financial markets. As the COVID-19 crisis continues to evolve, the full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted. For example, we are not able to predict or control the severity or duration of the pandemic, including whether there will be additional periods of increases in the number of COVID-19 cases in areas in which we operate, the timing and availability of effective medical treatments and vaccines or the efficacy of public health controls. Florida and Texas, our two largest markets, have recently emerged as among the latest “hot spots” of the COVID-19 pandemic. Due to the concentration of our hospitals in Texas and Florida, we are particularly sensitive to the increase in COVID-19 cases in those states where the pandemic could have a disproportionate effect on our business.
We have been working with federal, state and local health authorities to respond to COVID-19 cases in the markets we serve and continue to take and support measures to try to limit the spread of the virus and to mitigate the burden on the health care system. For example, some states are requiring hospitals to maintain a reserve of personal protective equipment (“PPE”) and mandating COVID-19 screening for new patients and certain hospital staff. We have incurred and will continue to incur additional costs related to protecting the health and well-being and meeting the needs of our patients, employees, medical staff members and contractors, including pandemic pay, hoteling our staff and additional scrub laundering. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. Further, our management is focused on mitigating the impact of the COVID-19 pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise.
As a front line provider of health care services, we have been and will continue to be impacted by the health and economic effects of COVID-19. Although we are implementing considerable safety measures, treatment of COVID-19 patients has associated risks to our employees, patients and physicians. These risks, and how clinical staff perceive and respond to them, may adversely affect our operating capacity. Despite considerable efforts to source vital supplies, we have experienced and may continue to experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals and medical supplies, particularly PPE, and we may experience shortages. Our current PPE inventory is satisfactory, but we cannot be certain that our supplies will remain sufficient in the future. In addition, restrictive measures taken to address the COVID-19 pandemic may impact the availability of employed and contract labor staffing for corporate support services, including, but not limited to, coding, billing, collection and other business office functions, which could adversely affect our execution of established control procedures that may not be sufficiently mitigated through execution of our business continuity plans. Staffing, equipment, and pharmaceutical and medical supplies shortages may impact our ability to schedule, admit and treat patients. The combined impact of these factors, despite our efforts to mitigate their effect, could result in reduced employee morale and increased exposure to labor unrest, work stoppages or other workforce disruptions.
Restrictions on elective procedures, travel bans, social distancing, quarantines and stay-at-home and shelter-in-place orders, and other restrictive measures have reduced, and may in the future reduce, the volume of procedures performed at our facilities, as well as the volume of emergency room and physician office visits unrelated to COVID-19. In the last two weeks of March 2020 and in the second quarter of 2020, we cancelled a substantial amount of elective procedures at our facilities and closed or reduced operating hours at a significant number of our surgery centers that specialize in elective procedures, resulting in significantly reduced patient volumes and operating revenues. Although social contact restrictions have eased across the U.S. and most states have lifted moratoriums on non-emergent procedures, some restrictions remain in place, and some states are re-imposing certain restrictions due to increasing rates of COVID-19 cases. Further, additional closings and restrictions on hours and services may occur for an unpredictable amount of time. Some state and local governments are limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in COVID-19 patients. We are currently selectively suspending elective procedures at certain facilities based upon the local COVID-19 volume trends, bed capacity and staffing levels. It is unclear whether certain markets, such as Florida and Texas, will continue to experience periods of increases or spikes in the number of COVID-19 cases.
Some individuals may choose to postpone medical care for an undetermined period of time even in the absence of government or industry-adopted restrictions. At this time, we believe that certain of the patient volume declines we are experiencing reflect a deferral of health care services utilization to a later period, rather than a permanent reduction in demand for our services; however, we cannot provide assurances as to the recovery of pre-pandemic patient volumes or the ultimate impact on demand. Further, our patient volumes may be adversely impacted by the expanded use of telehealth services from other providers as a result of reduced regulatory barriers on the use and reimbursement of telehealth services and individuals becoming more comfortable with receiving remote care.
Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment rates and reduced consumer spending and confidence, also affect our service mix, revenue mix payer mix and patient volumes, as well as our ability to collect outstanding receivables. Business closings and layoffs in the areas where we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. In addition, our results and financial condition may be adversely affected by federal, state or local laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. health care system, which could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow. We may also be subject to claims from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such claims will be filed or the outcome of such claims if filed. Our professional and general liability insurance, a portion of which is provided through a 100% owned insurance subsidiary, may not cover all claims against us.
If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock could decline. Furthermore, the current COVID-19 pandemic may cause disruption in the financial markets and banking industry. These factors may affect the availability, terms or timing on which we may obtain any additional funding and our ability to access our cash. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could heighten the risks in certain of the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on our results of operations and financial position.
There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other existing or future stimulus legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive, that we will be able to comply with the applicable terms and conditions to retain such assistance, that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for health care providers or that additional stimulus legislation will be enacted.
The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and the PPPHCE Act authorize $175 billion in funding to be distributed to hospitals and other health care providers through the Public Health and Social Services Emergency Fund (“PHSSEF”), also known as the Provider Relief Fund. These funds are intended to reimburse eligible providers and suppliers for healthcare-related expenses or lost revenues attributable to COVID-19.
Recipients are not required to repay PHSSEF funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS allocated $50 billion of the CARES Act provider relief funding for general distribution to Medicare providers impacted by COVID-19, to be distributed proportional to providers’ share of 2018 net patient revenue. HHS expects to distribute $15 billion to eligible Medicaid and CHIP providers that have not received a payment from the general distribution allocation and $13 billion to safety net hospitals. In addition, HHS is making targeted distributions for providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for treatment of uninsured Americans, among others. A portion of the available funding is being distributed to reimburse health care providers that submit claims requests for COVID-19-related treatment of uninsured patients at Medicare rates. HHS has not yet announced the precise method by which all future payments from the PHSSEF will be determined or allocated, so the potential impact to us is not currently known. As of the date of the filing of this report, we have received $1.684 billion in grants from the PHSSEF, including $931 million of general distributions and $753 million for targeted distributions.
The CARES Act also makes other forms of financial assistance available to health care providers, including Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers. During the quarter ended June 30, 2020, we received approximately $4.4 billion in accelerated Medicare payments, which are required to be repaid or recouped by CMS. However, CMS is reevaluating new applications from hospitals and other Medicare Part A providers for accelerated payments in light of direct payments made available through PHSSEF and has suspended the advance payment program for physicians and other Medicare Part B providers.
In addition to financial assistance, the CARES Act and related legislation include provisions intended to increase access to medical supplies and equipment and ease financial, legal and regulatory burdens on health care providers. For example, the CARES Act and related legislation suspend the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2020 (but extend sequestration through 2030), provide for a 20% add-on payment under the hospital inpatient PPS for care provided to patients with COVID-19, expand access to and payment for telehealth services under Medicare, prioritize review of drug applications to help with shortages of emergency drugs, delay Medicaid DSH reductions, and provide funding to reimburse providers for conducting COVID-19 testing for the uninsured. HHS and CMS have announced other flexibilities for health care providers in response to COVID-19, such as extensions for and relief from data submission requirements for providers participating in certain quality reporting programs. It is unclear how changes to these and other value-based programs will affect our financial condition.
Due to the recent enactment of the CARES Act, the PPPHCE Act and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the PHE, and it is unclear whether or for how long the PHE declaration will be extended. The current PHE determination expires October 23, 2020. The HHS Secretary may choose to renew the PHE declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the PHE no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, PPPHCE Act or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability to retain assistance), the amount of total stimulus funding we will receive or our eligibility to participate in such stimulus funding. We will continue to monitor our compliance with the terms and conditions of the Provider Relief Fund, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to COVID-19. If we are unable to attest to or comply with current or future terms and conditions our ability to retain some or all of the distributions received may be impacted. We will continue to assess the potential impact of COVID-19 and government responses to the pandemic on our business, results of operations, financial condition and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we announced the suspension of our share repurchase programs and expect to evaluate the resumption of the programs at a future date. There were no share repurchases of our outstanding common stock during the second quarter of 2020. At June 30, 2020, we had $2.800 billion of repurchase authorization available under the January 2019 and 2020 authorizations.
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

ITEM 6. EXHIBITS
(a) List of Exhibits:

3.1	—	Amended and Restated Certificate of Incorporation of the Company (restated for SEC filing purposes only).

3.2	—	Amended and Restated Bylaws of the Company (restated for SEC filing purposes only).

10.1	—
2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc., and its Affiliates (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.2	—
Form of Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.3	—
Form of Employee Restricted Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.4	—
Form of Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.5	—	Amendment to the Amended and Restated HCA Restoration Plan, effective June 5, 2020.*

22	—	List of Subsidiary Guarantors (filed as Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11239), and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following financial information from our quarterly report on
Form 10-Q
for the quarters and six months ended June 30, 2020 and 2019, filed with the SEC on July 30, 2020, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2020 and 2019, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2020 and 2019, (iv) the condensed consolidated statements of stockholders’ deficit for the quarters and six months ended June 30, 2020 and 2019, (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer
Date: July 30, 2020