Form 10-Q
period 2020-09-30
HCA Healthcare, Inc.
filed 2020-10-29
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 26, 2020

Voting common stock, $.01 par value	338,374,700 shares

HCA HEALTHCARE, INC.
Form 10-Q
September 30, 2020

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2020	2019	2020	2019
Revenues	$13,311	$12,694	$37,240	$37,813

Salaries and benefits	6,097	5,971	17,545	17,455
Supplies	2,128	2,090	5,999	6,249
Other operating expenses	2,251	2,352	6,825	7,013
Government stimulus income reversal	822	—	—	—
Equity in earnings of affiliates	(40)	(4)	(48)	(23)
Depreciation and amortization	694	647	2,059	1,902
Interest expense	385	448	1,201	1,386
Losses (gains) on sales of facilities	(14)	—	6	(17)
Losses on retirement of debt	—	211	295	211

	12,323	11,715	33,882	34,176

Income before income taxes	988	979	3,358	3,637
Provision for income taxes	209	215	665	765

Net income	779	764	2,693	2,872
Net income attributable to noncontrolling interests	111	152	365	438

Net income attributable to HCA Healthcare, Inc.	$668	$612	$2,328	$2,434

Per share data:
Basic earnings	$1.97	$1.80	$6.89	$7.12
Diluted earnings	$1.95	$1.76	$6.79	$6.98
Shares used in earnings per share calculations (in millions):
Basic	338.168	340.789	338.057	341.932
Diluted	343.346	347.487	343.014	348.712
The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Unaudited
(Dollars in millions)

	Quarter		Nine Months
	2020	2019	2020	2019
Net income	$779	$764	$2,693	$2,872
Other comprehensive income (loss) before taxes:
Foreign currency translation	42	(30)	(39)	(48)

Unrealized gains on available-for-sale securities	1	2	13	16

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	4	3	12	10

	4	3	12	10
Change in fair value of derivative financial instruments	—	(7)	(66)	(59)
Interest expense (benefits) included in interest expense	9	(4)	15	(15)

	9	(11)	(51)	(74)

Other comprehensive income (loss) before taxes	56	(36)	(65)	(96)
Income taxes (benefits) related to other comprehensive income items	9	(6)	(10)	(16)

Other comprehensive income (loss)	47	(30)	(55)	(80)

Comprehensive income	826	734	2,638	2,792
Comprehensive income attributable to noncontrolling interests	111	152	365	438

Comprehensive income attributable to HCA Healthcare, Inc.	$715	$582	$2,273	$2,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$6,588	$621
Accounts receivable	6,433	7,380
Inventories	1,950	1,849
Other	1,295	1,346

	16,266	11,196

Property and equipment, at cost	48,775	47,235
Accumulated depreciation	(25,834)	(24,520)

	22,941	22,715

Investments of insurance subsidiaries	390	315
Investments in and advances to affiliates	335	249
Goodwill and other intangible assets	8,570	8,269
Right-of-use operating lease assets	1,972	1,834
Other	542	480

	$51,016	$45,058

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,270	$2,905
Accrued salaries	1,971	1,775
Other accrued expenses	2,843	2,932
Government stimulus refund liability	6,123	—
Long-term debt due within one year	172	145

	14,379	7,757

Long-term debt, less debt issuance costs and discounts of $245 and $239	30,792	33,577
Professional liability risks	1,434	1,370
Right-of-use operating lease obligations	1,635	1,499
Income taxes and other liabilities	1,477	1,420

Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 338,370,500 shares in 2020 and 338,445,600 shares in 2019	3	3
Capital in excess of par value	185	—
Accumulated other comprehensive loss	(515)	(460)
Retained deficit	(647)	(2,351)

Stockholders’ deficit attributable to HCA Healthcare, Inc.	(974)	(2,808)
Noncontrolling interests	2,273	2,243

	1,299	(565)

	$51,016	$45,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit
	Shares (in millions)	Par Value
Balances, December 31, 2018	342.895	$3	$—	$(381)	$(4,572)	$2,032	$(2,918)
Comprehensive income				7	1,039	142	1,188
Repurchase of common stock	(2.106)		32		(310)		(278)
Share-based benefit plans	2.242		(29)				(29)
Cash dividends declared ($0.40 per share)					(140)		(140)
Distributions						(136)	(136)
Other			(3)			61	58

Balances, March 31, 2019	343.031	3	—	(374)	(3,983)	2,099	(2,255)
Comprehensive income				(57)	783	144	870
Repurchase of common stock	(1.928)		(107)		(135)		(242)
Share-based benefit plans	0.414		118				118
Cash dividends declared ($0.40 per share)					(139)		(139)
Distributions						(111)	(111)
Other			(11)				(11)

Balances, June 30, 2019	341.517	3	—	(431)	(3,474)	2,132	(1,770)
Comprehensive income				(30)	612	152	734
Repurchase of common stock	(1.846)		(132)		(107)		(239)
Share-based benefit plans	0.382		128				128
Cash dividends declared ($0.40 per share)					(138)		(138)
Distributions						(157)	(157)
Other			4			(9)	(5)

Balances, September 30, 2019	340.053	3	—	(461)	(3,107)	2,118	(1,447)
Comprehensive income				1	1,071	202	1,274
Repurchase of common stock	(2.069)		(95)		(177)		(272)
Share-based benefit plans	0.462		96				96
Cash dividends declared ($0.40 per share)					(138)		(138)
Distributions						(138)	(138)
Other			(1)			61	60

Balances, December 31, 2019	338.446	3	—	(460)	(2,351)	2,243	(565)
Comprehensive income				(111)	581	117	587
Repurchase of common stock	(3.287)		35		(476)		(441)
Share-based benefit plans	2.449		(33)				(33)
Cash dividends declared ($0.43 per share)					(148)		(148)
Distributions						(154)	(154)
Other			(2)			53	51

Balances, March 31, 2020	337.608	3	—	(571)	(2,394)	2,259	(703)
Comprehensive income				9	1,079	137	1,225
Share-based benefit plans	0.352		93				93
Distributions						(45)	(45)
Other			(5)			3	(2)

Balances, June 30, 2020	337.960	3	88	(562)	(1,315)	2,354	568
Comprehensive income				47	668	111	826
Share-based benefit plans	0.410		97				97
Distributions						(194)	(194)
Other						2	2

Balances, September 30, 2020	338.370	$3	$185	$(515)	$(647)	$2,273	$1,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Unaudited
(Dollars in millions)

	2020	2019
Cash flows from operating activities:
Net income	$2,693	$2,872
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	930	(93)
Inventories and other assets	(36)	(95)
Accounts payable and accrued expenses	542	(118)
Government stimulus refund liability	6,123	—
Depreciation and amortization	2,059	1,902
Income taxes	(114)	51
Losses (gains) on sales of facilities	6	(17)
Losses on retirement of debt	295	211
Amortization of debt issuance costs and discounts	22	23
Share-based compensation	229	263
Other	66	98

Net cash provided by operating activities	12,815	5,097

Cash flows from investing activities:
Purchase of property and equipment	(2,087)	(2,884)
Acquisition of hospitals and health care entities	(380)	(1,592)
Sales of hospitals and health care entities	68	49
Change in investments	(40)	35
Other	(44)	17

Net cash used in investing activities	(2,483)	(4,375)

Cash flows from financing activities:
Issuances of long-term debt	2,700	6,451
Net change in revolving bank credit facilities	(2,480)	(30)
Repayment of long-term debt	(3,403)	(5,289)
Distributions to noncontrolling interests	(393)	(404)
Payment of debt issuance costs	(35)	(71)
Payment of dividends	(153)	(414)
Repurchases of common stock	(441)	(759)
Other	(156)	(145)

Net cash used in financing activities	(4,361)	(661)

Effect of exchange rate changes on cash and cash equivalents	(4)	(4)

Change in cash and cash equivalents	5,967	57
Cash and cash equivalents at beginning of period	621	502

Cash and cash equivalents at end of period	$6,588	$559

Interest payments	$1,230	$1,492
Income tax payments, net	$779	$714

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2020, these affiliates owned and operated 187 hospitals, 121 freestanding surgery centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 21 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $117 million and $88 million for the quarters ended September 30, 2020 and 2019, respectively, and $289 million and $268 million for the nine months ended September 30, 2020 and 2019, respectively. Operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on
Form 10-K
for the year ended December 31, 2019.
COVID-19
Pandemic and CARES Act Funding
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter and have continued to be impacted into the third quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective surgical procedures by health care facilities.
While many

of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, some restrictions remain in place, and we are unable to predict the future impact of the pandemic on our operations.
During the nine months ended September 30, 2020, we received $4.449 billion of accelerated Medicare payments and $1.674 billion in general and targeted distributions from the Provider
Relief Fund (net of amounts returned), both
as provided for and established under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The Provider Relief Fund distributions were accounted for as government grants, and recognized on a systematic and rational basis as other income, once there is reasonable assurance that the applicable terms and conditions required to retain the funds will be met. Based on our analysis of the compliance and reporting requirements of the Provider Relief Fund and the impact of the pandemic on our operating results from the beginning of the pandemic in March through June 30, 2020, we recognized $822 million related to the general distribution funds during the quarter ended June 30, 2020.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
COVID-19
Pandemic and CARES Act Funding (continued)

During the quarter ended September 30, 2020, we continued to evaluate our operating results and gave consideration to the updated reporting guidelines issued in September by the U.S. Department of Health and Human Services that significantly changed the measurement of Provider Relief Fund distributions providers are able to retain. Based on our assessment of the likelihood of meeting the applicable terms and conditions of the Provider Relief Fund, during the quarter ended September 30, 2020 we reversed the $822 million of government stimulus income recognized during the quarter ended June 30, 2020. On October 8, 2020, we announced our decision to return, or repay early, all of our share of the Provider Relief Fund distributions of approximately $1.6 billion and the approximately $4.4 billion of Medicare accelerated payments. The total accelerated Medicare payments and Provider Relief Fund distributions received are recorded under the caption “government stimulus refund liability” in our condensed consolidated balance sheet at September 30, 20
2
0.
The CARES Act also provides for a deferral of payments of the employer portion of Social Security tax incurred during the pandemic, allowing half of such payroll taxes to be deferred until December 2021 and the remaining half until December 2022. At September 30, 2020, the Company had deferred $441 million of Social Security taxes. Additionally, the CARES Act created a payroll tax credit designed to encourage companies to retain employees during the pandemic. During the nine months ended September 30, 2020, the Company evaluated its eligibility for this credit and recorded $60 million of employee retention payroll tax credits pursuant to the CARES Act. These tax credits are recorded as a reduction of salaries and benefits in our condensed consolidated income statement.
We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the scope and duration of stay-at-home
practices and business closures and restrictions, suspensions of elective procedures, continued declines in patient volumes for an indeterminable length of time, increases in the number of uninsured and underinsured patients as a result of higher sustained rates of unemployment, incremental expenses required for supplies and personal protective equipment, and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate the length or impact of the pandemic on our business. If we incur declines in cash flows and results of operations, such declines could have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets. During the third quarter of 2020, we believe COVID-19 cases at our hospitals contributed to an increase in patient acuity and had a positive impact on our average reimbursement per case. However, the impact of COVID-19 in future periods may vary and could adversely impact our results of operations.
Revenues
Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)

insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service
rates. Our revenues for the nine months ended September 30, 2020 and 2019, respectively, include $55 million related to the settlement of Medicare outlier calculations for prior periods and $86 million related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2020 and 2019 are summarized in the following table (dollars in millions):

	Quarter
	2020	Ratio	2019	Ratio
Medicare	$2,603	19.6%	$2,592	20.4%
Managed Medicare	1,760	13.2	1,615	12.7
Medicaid	445	3.3	361	2.8
Managed Medicaid	707	5.3	641	5.0
Managed care and insurers	6,752	50.7	6,554	51.7
International (managed care and insurers)	307	2.3	282	2.2
Other	737	5.6	649	5.2

Revenues	$13,311	100.0%	$12,694	100.0%

	Nine Months
	2020	Ratio	2019	Ratio
Medicare	$7,618	20.5%	$7,997	21.2%
Managed Medicare	5,074	13.6	4,799	12.7
Medicaid	1,423	3.8	1,124	3.0
Managed Medicaid	1,904	5.1	1,808	4.8
Managed care and insurers	19,028	51.0	19,405	51.1
International (managed care and insurers)	838	2.3	863	2.3
Other	1,355	3.7	1,817	4.9

Revenues	$37,240	100.0%	$37,813	100.0%

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2020 and 2019 follows (dollars in millions):

	Quarter		Nine Months
	2020	2019	2020	2019
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,170	$11,060	$32,428	$32,619
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.0%	12.3%	12.1%	12.1%
Total uncompensated care	$7,023	$7,923	$21,625	$22,703
Multiply by the cost-to-charges ratio	12.0%	12.3%	12.1%	12.1%

Estimated cost of total uncompensated care	$843	$975	$2,617	$2,747

The total uncompensated care amounts include charity care of $3.160 billion and $3.425 billion, respectively, and the related estimated costs of charity care were $376 million and $421 million, for the quarters ended September 30, 2020 and 2019, respectively. The total uncompensated care amounts include charity care of $9.972 billion and $9.641 billion, respectively, and the related estimated costs of charity care were $1.207 billion and $1.167 billion, for the nine months ended September 30, 2020 and 2019, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2020, we paid $380 million to acquire a hospital in New Hampshire and other nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $309 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we paid $1.399 billion to acquire a seven-hospital health system in North Carolina and $193 million to acquire other nonhospital health care entities. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During the nine months ended September 30, 2020, we received proceeds of $68 million and recognized a net pretax loss of $6 million related to the sale of a hospital facility in Mississippi and sales of real estate and other investments. During the nine months ended September 30, 2019, we received proceeds of $49 million and recognized a net pretax gain of $17 million related to a sale of a hospital facility in one of our Louisiana markets and sales of real estate and other investments.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES
Our provision for income taxes for the quarters ended September 30, 2020 and 2019 was $209 million and $215 million, respectively, and the effective tax rates were 23.8% and 26.0%, respectively. Our provision for income taxes for the nine months ended September 30, 2020 and 2019 was $665 million and $765 million, respectively, and the effective tax rates were 22.2% and 23.9%, respectively. Our provision for income taxes included tax benefits related to the settlement of employee equity awards of $59 million and $56 million for the nine months ended September 30, 2020 and 2019, respectively.
Our liability for unrecognized tax benefits was $523 million, including accrued interest of $74 million, as of September 30, 2020 ($550 million and $62 million, respectively, as of December 31, 2019). Unrecognized tax benefits of $167 million ($160 million as of December 31, 2019) would affect the effective rate, if recognized.
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at September 30, 2020. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.
NOTE 4 — EARNINGS PER SHARE
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards and potential shares, computed using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2020 and 2019 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2020	2019	2020	2019
Net income attributable to HCA Healthcare, Inc.	$668	$612	$2,328	$2,434

Weighted average common shares outstanding	338.168	340.789	338.057	341.932
Effect of dilutive incremental shares	5.178	6.698	4.957	6.780

Shares used for diluted earnings per share	343.346	347.487	343.014	348.712

Earnings per share:
Basic earnings	$1.97	$1.80	$6.89	$7.12
Diluted earnings	$1.95	$1.76	$6.79	$6.98

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of our insurance subsidiaries’ investments at September 30, 2020 and December 31, 2019 follows (dollars in millions):

	September 30, 2020
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$384	$31	$—	$415
Money market funds and other	71	—	—	71

	$455	$31	$—	486

Amounts classified as current assets				(96)

Investment carrying value				$390

	December 31, 2019
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$359	$18	$—	$377
Money market funds and other	85	—	—	85

	$444	$18	$—	462

Amounts classified as current assets				(147)

Investment carrying value				$315

At September 30, 2020 and December 31, 2019, the investments in debt securities of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at September 30, 2020 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$4	$4
Due after one year through five years	127	135
Due after five years through ten years	175	192
Due after ten years	78	84

	$384	$415

The average expected maturity of the investments in debt securities at September 30, 2020 was 5.5 years, compared to the average scheduled maturity of 9.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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
The following table sets forth our interest rate swap agreements, which have been designated as cash flow
hedges, at September 30, 2020 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$(34)
Pay-fixed interest rate swaps	500	December 2022	(21)
During the next 12 months, we estimate $36 million will be reclassified from other comprehensive income (“OCI”) and will be included in interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the nine months ended September 30, 2020 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$51	Interest expense	$15
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2020, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2020, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $55 million.

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$415	$—	$415	$—
Money market funds and other	71	71	—	—

Investments of insurance subsidiaries	486	71	415	—
Less amounts classified as current assets	(96)	(70)	(26)	—

	$390	$1	$389	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$55	$—	$55	$—

	December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$377	$—	$377	$—
Money market funds and other	85	85	—	—

Investments of insurance subsidiaries	462	85	377	—
Less amounts classified as current assets	(147)	(83)	(64)	—

	$315	$2	$313	$—

Interest rate swaps (Other)	$3	$—	$3	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$7	$—	$7	$—
The estimated fair value of our long-term debt was $34.739 billion and $37.026 billion at September 30, 2020 and December 31, 2019, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $31.209 billion and $33.961 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT
A summary of long-term debt at September 30, 2020 and December 31, 2019, including related interest rates at September 30, 2020, follows (dollars in millions):

	September 30, 2020	December 31, 2019
Senior secured asset-based revolving credit facility	$—	$2,480
Senior secured revolving credit facility	—	—
Senior secured 364-day term loan facility	—	—
Senior secured term loan facilities (effective interest rate of 2.8%)	3,684	3,725
Senior secured notes (effective interest rate of 5.1%)	13,850	13,850
Other senior secured debt (effective interest rate of 5.0%)	723	654

Senior secured debt	18,257	20,709
Senior unsecured notes (effective interest rate of 5.5%)	12,952	13,252
Debt issuance costs and discounts	(245)	(239)

Total debt (average life of 9.1 years, rates averaging 5.0%)	30,964	33,722
Less amounts due within one year	172	145

	$30,792	$33,577

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
In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we entered into a credit agreement that provides for a 364-day secured
term loan facility for an aggregate principal amount of up to $2.000 billion. The facility will mature in March 2021. If drawn, amounts outstanding under the credit agreement will bear interest at either (i) the LIBOR rate plus 2.50% or (ii) an alternate base rate as defined in the credit agreement. As of September 30, 2020 there were no amounts outstanding nor draw notices pending under the facility.
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
Texas operates a state Medicaid program pursuant to a waiver from the Centers for Medicare & Medicaid Services (“CMS”) under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam
lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam
lawsuit. The Company believes that our participation is and has been consistent with the requirements of the Program and is vigorously defending against the lawsuit being pursued by the relator. We cannot predict what effect, if any, the qui tam
lawsuit could have on the Company.
NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we announced the suspension of our share repurchase programs and expect to evaluate the resumption of the programs at a future date. During the quarter ended March 31, 2020, we repurchased 3.287 million shares of our common stock at an average price of $134.18 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during January 2019, and we made no repurchases during the quarters ended June 30, 2020 or September 30, 2020. At September 30, 2020, we had $2.800 billion of repurchase authorization available under the January 2019 and 2020 authorizations.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2019	$14	$(283)	$(187)	$(4)	$(460)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	10				10
Foreign currency translation adjustments, net of $3 income tax benefit		(36)			(36)
Change in fair value of derivative instruments, net of $15 income tax benefit				(51)	(51)
Expense reclassified into operations from other comprehensive income, net of $2 and $3 income tax benefits, respectively			10	12	22

Balances at September 30, 2020	$24	$(319)	$(177)	$(43)	$(515)

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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2020 and 2019 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2020	2019	2020	2019
Revenues:
National Group	$6,633	$6,398	$18,653	$19,159
American Group	6,073	5,780	16,920	17,001
Corporate and other	605	516	1,667	1,653

	$13,311	$12,694	$37,240	$37,813

Equity in earnings of affiliates:
National Group	$(23)	$2	$(26)	$(3)
American Group	(15)	(10)	(26)	(32)
Corporate and other	(2)	4	4	12

	$(40)	$(4)	$(48)	$(23)

Adjusted segment EBITDA:
National Group	$1,128	$1,270	$3,828	$4,088
American Group	1,130	1,185	3,653	3,443
Corporate and other	(205)	(170)	(562)	(412)

	$2,053	$2,285	$6,919	$7,119

Depreciation and amortization:
National Group	$312	$291	$930	$839
American Group	286	277	868	828
Corporate and other	96	79	261	235

	$694	$647	$2,059	$1,902

Adjusted segment EBITDA	$2,053	$2,285	$6,919	$7,119
Depreciation and amortization	694	647	2,059	1,902
Interest expense	385	448	1,201	1,386
Losses (gains) on sales of facilities	(14)	—	6	(17)
Losses on retirement of debt	—	211	295	211

Income before income taxes	$988	$979	$3,358	$3,637

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This quarterly report on
Form 10-Q
includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) developments related to
COVID-19,
including, without limitation, related to the length and severity of the pandemic; the volume of canceled or rescheduled procedures and the volume of
COVID-19
patients cared for across our health systems; measures we are taking to respond to the
COVID-19
pandemic; the impact and terms of government and administrative regulation and stimulus (including the Families First Coronavirus Response Act (“FFCRA”), the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act and other enacted legislation); changes in revenues due to declining patient volumes, changes in payor mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions; and the timing and availability of effective medical treatments and vaccines, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the
COVID-19
pandemic which could impact us from a financial perspective, (3) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), including the effects of court challenges to, any repeal of, or changes to, the Affordable Care Act or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including single-payer proposals (often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the
COVID-19
pandemic, (4) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) the highly competitive nature of the health care business, (9) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (10) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (11) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (12) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including economic and business conditions (and the impact thereof on the financial markets and banking

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements (continued)

industry) resulting from the
COVID-19
pandemic, (16) the emergence of and effects related to other pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (25) changes in the U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on
Form 10-K
for the year ended December 31, 2019, our quarterly report on Form
10-Q
for the quarter ended June 30, 2020 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19
Pandemic and CARES Act Funding
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter and have continued to be impacted into the third quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective surgical procedures by health care facilities. While many of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, some restrictions remain in place, and we are unable to predict the future impact of the pandemic on our operations.
During the nine months ended September 30, 2020, we received $4.449 billion of accelerated Medicare payments and $1.674 billion in general and targeted distributions from the Provider Relief Fund (net of amounts returned), both as provided for and established under the CARES Act. The Provider Relief Fund distributions were accounted for as government grants, and recognized on a systematic and rational basis as other income, once there is reasonable assurance that the applicable terms and conditions required to retain the funds will be met. Based on our analysis of the compliance and reporting requirements of the Provider Relief Fund and the impact of the pandemic on our operating results from the beginning of the pandemic in March through June 30, 2020, we recognized $822 million related to the general distribution funds during the quarter ended June 30, 2020.
During the quarter ended September 30, 2020, we continued to evaluate our operating results and gave consideration to the updated reporting guidelines issued in September by the U.S. Department of Health and Human Services that significantly changed the measurement of Provider Relief Fund distributions providers are able to retain. Based on our assessment of the likelihood of meeting the applicable terms and conditions of the Provider Relief Fund, during the quarter ended September 30, 2020 we reversed the $822 million of government stimulus income recognized during the quarter ended June 30, 2020. On October 8, 2020, we announced our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COVID-19
Pandemic and CARES Act Funding (continued)

decision to return, or repay early, all of our share of the Provider Relief Fund distributions of approximately $1.6 billion and the approximately $4.4 billion of Medicare accelerated payments. The total accelerated Medicare payments and Provider Relief Fund distributions received are recorded under the caption “government stimulus refund liability” in our condensed consolidated balance sheet at September 30, 2020.
We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the scope and duration of stay-at-home
practices and business closures and restrictions, recommended suspensions of elective procedures, continued declines in patient volumes for an indeterminable length of time, increases in the number of uninsured and underinsured patients as a result of higher sustained rates of unemployment, incremental expenses required for supplies and personal protective equipment, and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of the pandemic on our business. If we incur declines in cash flows and results of operations, such declines could have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets. During the third quarter of 2020, we believe COVID-19 cases at our hospitals contributed to an increase in patient acuity and had a positive impact on our average reimbursement per case. However, the impact of COVID-19 in future periods may vary and could adversely impact our results of operations.
Third Quarter 2020 Operations Summary
Revenues increased to $13.311 billion in the third quarter of 2020 from $12.694 billion in the third quarter of 2019. Net income attributable to HCA Healthcare, Inc. totaled $668 million, or $1.95 per diluted share, for the quarter ended September 30, 2020, compared to $612 million, or $1.76 per diluted share, for the quarter ended September 30, 2019. Third quarter results for 2020 include the reversal of $822 million, or $1.72 per diluted share, of government stimulus income recorded in the second quarter of 2020 related to general distribution funds from the Provider Relief Fund established by the CARES Act. Third quarter results for 2020 also include gains on sales of facilities of $14 million, or $0.03 per diluted share. Third quarter results for 2019 include losses on retirement of debt of $211 million, or $0.47 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 343.346 million shares for the quarter ended September 30, 2020 and 347.487 million shares for the quarter ended September 30, 2019. During 2019 and the first nine months of 2020, we repurchased 7.949 million shares and 3.287 million shares of our common stock, respectively.
Due to the
COVID-19
pandemic, patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter and have continued to be impacted into the third quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective surgical procedures by health care facilities. Revenues increased 4.9% on a consolidated basis and 4.5% on a same facility basis for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The increase in consolidated revenues can be primarily attributed to the net impact of a 15.3% increase in revenue per equivalent admission offset by a 9.1% decline in equivalent admissions. The same facility revenues increase primarily resulted from the net impact of a 14.8% increase in same facility revenue per equivalent admission offset by a 9.0% decline in same facility equivalent admissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Third Quarter 2020 Operations Summary (continued)

During the quarter ended September 30, 2020, consolidated admissions and same facility admissions declined 3.9% and 3.8%, respectively, compared to the quarter ended September 30, 2019. Surgeries declined 6.7% on a consolidated basis and declined 6.5% on a same facility basis during the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. Emergency department visits declined 20.1% and 20.3% on a consolidated basis and on a same facility basis, respectively, during the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. Consolidated and same facility uninsured admissions declined 12.7% and 14.2%, respectively, for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019.
Cash flows from operating activities increased $591 million, from $2.126 billion for the third quarter of 2019 to $2.717 billion for the third quarter of 2020. The increase in cash provided by operating activities was primarily related to the net effect of an increase in net income, excluding the government stimulus income reversal, gains on sales of facilities and losses on retirement of debt, of $488 million, receipt of an additional $302 million in Provider Relief Funds, and positive changes in working capital of $277 million, primarily from the increase in accounts payable and accrued expenses, offset by declines related to income taxes of $486 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

Revenues increased 4.9% from $12.694 billion in the third quarter of 2019 to $13.311 billion in the third quarter of 2020. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2020 and 2019 are summarized in the following table (dollars in millions):

	Quarter
	2020	Ratio	2019	Ratio
Medicare	$2,603	19.6%	$2,592	20.4%
Managed Medicare	1,760	13.2	1,615	12.7
Medicaid	445	3.3	361	2.8
Managed Medicaid	707	5.3	641	5.0
Managed care and insurers	6,752	50.7	6,554	51.7
International (managed care and insurers)	307	2.3	282	2.2
Other	737	5.6	649	5.2

Revenues	$13,311	100.0%	$12,694	100.0%

	Nine Months
	2020	Ratio	2019	Ratio
Medicare	$7,618	20.5%	$7,997	21.2%
Managed Medicare	5,074	13.6	4,799	12.7
Medicaid	1,423	3.8	1,124	3.0
Managed Medicaid	1,904	5.1	1,808	4.8
Managed care and insurers	19,028	51.0	19,405	51.1
International (managed care and insurers)	838	2.3	863	2.3
Other	1,355	3.7	1,817	4.9

Revenues	$37,240	100.0%	$37,813	100.0%

Consolidated and same facility revenue per equivalent admission increased 15.3% and 14.8%, respectively, in the third quarter of 2020, compared to the third quarter of 2019. Consolidated and same facility equivalent admissions declined 9.1% and 9.0%, respectively, in the third quarter of 2020, compared to the third quarter of 2019. Consolidated and same facility outpatient surgeries declined 6.7% and 6.3%, respectively, in the third quarter of 2020, compared to the third quarter of 2019. Consolidated and same facility inpatient surgeries both declined 6.8% in the third quarter of 2020, compared to the third quarter of 2019. Consolidated and same facility emergency department visits declined 20.1% and 20.3%, respectively, in the third quarter of 2020, compared to the third quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2020 and 2019 follows (dollars in millions):

	Quarter		Nine Months
	2020	2019	2020	2019
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,170	$11,060	$32,428	$32,619
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.0%	12.3%	12.1%	12.1%
Total uncompensated care	$7,023	$7,923	$21,625	$22,703
Multiply by the cost-to-charges ratio	12.0%	12.3%	12.1%	12.1%

Estimated cost of total uncompensated care	$843	$975	$2,617	$2,747

Same facility uninsured admissions declined by 6,492 admissions, or 14.2%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to the reimbursement received as provided for under the FFCRA and subsequent legislation for uninsured patients diagnosed with COVID-19, and the resulting classification of those patients as an insured admission. Same facility uninsured admissions declined 10.0%, in the second quarter of 2020 compared to the second quarter of 2019. Same facility uninsured admissions increased 7.1%, in the first quarter of 2020 compared to the first quarter of 2019. Same facility uninsured admissions in 2019, compared to 2018, increased 6.8% in the fourth quarter, increased 2.1% in the third quarter, increased 5.1% in the second quarter, and were flat in the first quarter.
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and nine months ended September 30, 2020 and 2019 are set forth in the following table.

	Quarter		Nine Months
	2020	2019	2020	2019
Medicare	25%	28%	26%	29%
Managed Medicare	19	18	19	19
Medicaid	5	5	6	5
Managed Medicaid	13	12	12	12
Managed care and insurers	30	28	29	27
Uninsured	8	9	8	8

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and nine months ended September 30, 2020 and 2019 are set forth in the following table.

	Quarter		Nine Months
	2020	2019	2020	2019
Medicare	25%	28%	27%	28%
Managed Medicare	15	14	15	15
Medicaid	5	4	5	4
Managed Medicaid	6	6	6	5
Managed care and insurers	49	47	47	47
Uninsured	—	1	—	1

	100%	100%	100%	100%

At September 30, 2020, we had 91 hospitals in the states of Texas and Florida. During the third quarter of 2020, 55% of our admissions and 49% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 71% of our uninsured admissions during the third quarter of 2020.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $154 million and $103 million during the third quarters of 2020 and 2019, respectively, and $455 million and $317 million during the first nine months of 2020 and 2019, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Operating Results Summary
The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2020 and 2019 (dollars in millions):

	Quarter
	2020		2019
	Amount	Ratio	Amount	Ratio
Revenues	$13,311	100.0	$12,694	100.0

Salaries and benefits	6,097	45.8	5,971	47.0
Supplies	2,128	16.0	2,090	16.5
Other operating expenses	2,251	16.9	2,352	18.5
Government stimulus income reversal	822	6.2	—	—
Equity in earnings of affiliates	(40)	(0.3)	(4)	—
Depreciation and amortization	694	5.2	647	5.1
Interest expense	385	2.9	448	3.5
Gains on sales of facilities	(14)	(0.1)	—	—
Losses on retirement of debt	—	—	211	1.7

	12,323	92.6	11,715	92.3

Income before income taxes	988	7.4	979	7.7
Provision for income taxes	209	1.5	215	1.7

Net income	779	5.9	764	6.0
Net income attributable to noncontrolling interests	111	0.9	152	1.2

Net income attributable to HCA Healthcare, Inc.	$668	5.0	$612	4.8

% changes from prior year:
Revenues	4.9%		10.9%
Income before income taxes	0.9		(8.4)
Net income attributable to HCA Healthcare, Inc.	9.0		(19.3)
Admissions(a)	(3.9)		5.9
Equivalent admissions(b)	(9.1)		7.5
Revenue per equivalent admission	15.3		3.1
Same facility % changes from prior year(c):
Revenues	4.5		6.3
Admissions(a)	(3.8)		3.2
Equivalent admissions(b)	(9.0)		4.2
Revenue per equivalent admission	14.8		2.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary (continued)

	Nine Months
	2020		2019
	Amount	Ratio	Amount	Ratio
Revenues	$37,240	100.0	$37,813	100.0

Salaries and benefits	17,545	47.1	17,455	46.2
Supplies	5,999	16.1	6,249	16.5
Other operating expenses	6,825	18.3	7,013	18.6
Equity in earnings of affiliates	(48)	(0.1)	(23)	(0.1)
Depreciation and amortization	2,059	5.6	1,902	4.9
Interest expense	1,201	3.2	1,386	3.7
Losses (gains) on sales of facilities	6	—	(17)	—
Losses on retirement of debt	295	0.8	211	0.6

	33,882	91.0	34,176	90.4

Income before income taxes	3,358	9.0	3,637	9.6
Provision for income taxes	665	1.8	765	2.0

Net income	2,693	7.2	2,872	7.6
Net income attributable to noncontrolling interests	365	0.9	438	1.2

Net income attributable to HCA Healthcare, Inc.	$2,328	6.3	$2,434	6.4

% changes from prior year:
Revenues	(1.5)%		9.9%
Income before income taxes	(7.7)		(5.4)
Net income attributable to HCA Healthcare, Inc.	(4.4)		(10.6)
Admissions(a)	(5.1)		4.6
Equivalent admissions(b)	(9.8)		6.2
Revenue per equivalent admission	9.1		3.5
Same facility % changes from prior year(c):
Revenues	(2.1)		5.7
Admissions(a)	(5.3)		2.1
Equivalent admissions(b)	(9.9)		3.0
Revenue per equivalent admission	8.6		2.6

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Quarters Ended September 30, 2020 and 2019
Revenues increased to $13.311 billion in the third quarter of 2020 from $12.694 billion in the third quarter of 2019. Net income attributable to HCA Healthcare, Inc. totaled $668 million, or $1.95 per diluted share, for the quarter ended September 30, 2020, compared to $612 million, or $1.76 per diluted share, for the quarter ended September 30, 2019. Third quarter results for 2020 include the reversal of $822 million, or $1.72 per diluted share, of government stimulus income previously recorded in the second quarter of 2020 related to general distribution funds from the Provider Relief Fund established by the CARES Act. Third quarter results for 2020 also include gains on sales of facilities of $14 million, or $0.03 per diluted share. Third quarter results for 2019 include losses on retirement of debt of $211 million, or $0.47 per diluted share.
Due to the
COVID-19
pandemic, patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter and have continued to be impacted into the third quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective surgical procedures by health care facilities. During the third quarter of 2020, we believe COVID-19 cases at our hospitals contributed to an increase in patient acuity and had a positive impact on our average reimbursement per case. However, the impact of COVID-19 in future periods may vary and could adversely impact our results of operations. Revenues increased 4.9% on a consolidated basis and 4.5% on a same facility basis for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The increase in consolidated revenues can be primarily attributed to the net impact of a 15.3% increase in revenue per equivalent admission offset by a 9.1% decline in equivalent admissions. The same facility revenues increase primarily resulted from the net impact of a 14.8% increase in same facility revenue per equivalent admission offset by a 9.0% decline in same facility equivalent admissions offset.
Salaries and benefits, as a percentage of revenues, were 45.8% in the third quarter of 2020 and 47.0% in the third quarter of 2019. Salaries and benefits per equivalent admission increased 12.3% in the third quarter of 2020 compared to the third quarter of 2019. Same facility labor rate increases averaged 5.2% for the third quarter of 2020 compared to the third quarter of 2019. Due to the
COVID-19
pandemic, during the second quarter of 2020 we suspended annual merit increases and implemented temporary salary reductions. During the third quarter of 2020, we revised these compensation decisions and recorded $102 million, or $0.23 per diluted share, of additional compensation expense.
Supplies, as a percentage of revenues, were 16.0% in the third quarter of 2020 and 16.5% in the third quarter of 2019. Supply costs per equivalent admission increased 11.9% in the third quarter of 2020 compared to the third quarter of 2019. Supply costs per equivalent admission increased 9.9% for medical devices, 14.0% for pharmacy supplies and 12.5% for general medical and surgical items in the third quarter of 2020 compared to the third quarter of 2019.
Other operating expenses, as a percentage of revenues, were 16.9% in the third quarter of 2020 and 18.5% in the third quarter of 2019. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $26 million and $89 million for the third quarters of 2020 and 2019, respectively. During the third quarters of 2020 and 2019, we recorded reductions of $112 million, or $0.25 per diluted share, and $50 million, or $0.11 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.
During the third quarter of 2020, we recorded the reversal of $822 million of government stimulus income previously recorded in the second quarter of 2020 related to general distribution funds received from the Provider Relief Fund established by the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended September 30, 2020 and 2019 (continued)

Equity in earnings of affiliates was $40 million and $4 million in the third quarters of 2020 and 2019, respectively.
Depreciation and amortization increased $47 million, from $647 million in the third quarter of 2019 to $694 million in the third quarter of 2020. The increase in depreciation relates primarily to capital expenditures at our existing facilities.
Interest expense was $385 million in the third quarter of 2020 and $448 million in the third quarter of 2019. Our average debt balance was $30.952 billion for the third quarter of 2020 compared to $34.693 billion for the third quarter of 2019. The average effective interest rate for our long-term debt declined to 4.9% for the quarter ended September 30, 2020 from 5.1% for the quarter ended September 30, 2019.
During the third quarter of 2020, we recorded gains on sales of facilities of $14 million.
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
The effective tax rates were 23.8% and 26.0% for the third quarters of 2020 and 2019, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.
Net income attributable to noncontrolling interests declined from $152 million for the third quarter of 2019 to $111 million for the third quarter of 2020. The decline in net income attributable to noncontrolling interests related primarily to the government stimulus income reversal for certain joint ventures.
Nine Months Ended September 30, 2020 and 2019
Revenues declined to $37.240 billion in the first nine months of 2020 from $37.813 billion in the first nine months of 2019. Net income attributable to HCA Healthcare, Inc. totaled $2.328 billion, or $6.79 per diluted share, for the nine months ended September 30, 2020, compared to $2.434 billion, or $6.98 per diluted share, for the nine months ended September 30, 2019. Results for the first nine months of 2020 included $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, as provided for by the CARES Act. Results for the first nine months of 2020 also included losses on sales of facilities of $6 million, or $0.03 per diluted share, and losses on retirement of debt of $295 million, or $0.66 per diluted share. Results for the first nine months of 2019 included gains on sales of facilities of $17 million, or $0.04 per diluted share, and losses on retirement of debt of $211 million, or $0.47 per diluted share. Revenues for the first nine months of 2020 and 2019, respectively, include $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods and $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain out-of-network
services performed in prior periods. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 343.014 million shares for the nine months ended September 30, 2020 and 348.712 million shares for the nine months ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Nine Months Ended September 30, 2020 and 2019 (continued)

Due to the
COVID-19
pandemic, patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter and have continued to be impacted into the third quarter of 2020 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic that have caused many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective surgical procedures by health care facilities. During the third quarter of 2020, we believe COVID-19 cases at our hospitals contributed to an increase in patient acuity and had a positive impact on our average reimbursement per case. However, the impact of COVID-19 in future periods may vary and could adversely impact our results of operations. Revenues declined 1.5% on a consolidated basis and 2.1% on a same facility basis for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decline in consolidated revenues can be primarily attributed to the net impact of a 9.8% decline in equivalent admissions offset by a 9.1% increase in revenue per equivalent admission. The same facility revenues decline primarily resulted from the net impact of a 9.9% decline in same facility equivalent admissions offset by an 8.6% increase in same facility revenue per equivalent admission.
Salaries and benefits, as a percentage of revenues, were 47.1% in the first nine months of 2020 and 46.2% in the first nine months of 2019. Salaries and benefits per equivalent admission increased 11.4% in the first nine months of 2020 compared to the first nine months of 2019. Same facility labor rate increases averaged 2.8% for the first nine months of 2020 compared to the first nine months of 2019.
Supplies, as a percentage of revenues, were 16.1% in the first nine months of 2020 and 16.5% in the first nine months of 2019. Supply costs per equivalent admission increased 6.4% in the first nine months of 2020 compared to the first nine months of 2019. Supply costs per equivalent admission increased 4.5% for medical devices, 5.2% for pharmacy supplies and 8.1% for general medical and surgical items in the first nine months of 2020 compared to the first nine months of 2019.
Other operating expenses, as a percentage of revenues, were 18.3% in the first nine months of 2020 and 18.6% in the first nine months of 2019. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $305 million and $358 million for the first nine months of 2020 and 2019, respectively. During the first nine months of 2020 and 2019, we recorded reductions of $112 million, or $0.25 per diluted share, and $50 million, or $0.11 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.
Equity in earnings of affiliates was $48 million and $23 million in the first nine months of 2020 and 2019, respectively.
Depreciation and amortization increased $157 million, from $1.902 billion in the first nine months of 2019 to $2.059 billion in the first nine months of 2020. The increase in depreciation relates primarily capital expenditures at our existing facilities.
Interest expense was $1.201 billion in the first nine months of 2020 and $1.386 billion in the first nine months of 2019. Our average debt balance was $32.223 billion for the first nine months of 2020 compared to $34.422 billion for the first nine months of 2019. The average effective interest rate for our long-term debt declined to 5.0% for the nine months ended September 30, 2020 from 5.4% for the nine months ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Nine Months Ended September 30, 2020 and 2019 (continued)

During the first nine months of 2020 and 2019, we recorded losses on sales of facilities of $6 million and gains on sales of facilities of $17 million, respectively.
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
The effective tax rates were 22.2% and 23.9% for the first nine months of 2020 and 2019, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first nine months of 2020 and 2019 included tax benefits of $59 million and $56 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first nine months of 2020 and 2019 would have been 24.2% and 25.7%, respectively.
Net income attributable to noncontrolling interests declined from $438 million for the first nine months of 2019 to $365 million for the first nine months of 2020. The decline in net income attributable to noncontrolling interests related primarily to the operations of joint ventures in two of our Texas markets and our surgery center partnerships.
Liquidity and Capital Resources
Cash provided by operating activities totaled $12.815 billion in the first nine months of 2020 compared to $5.097 billion in the first nine months of 2019. The $7.718 billion increase in cash provided by operating activities in the first nine months of 2020 compared to the first nine months of 2019, related primarily to the combined effect of the receipt of $6.123 billion related to unapplied accelerated Medicare payments and Provider Relief Funds as provided for in the CARES Act, and positive changes in working capital of $1.742 billion, primarily from the collection of patient accounts receivable. On October 8, 2020, we announced our decision to return, or repay early, all of our share of the Provider Relief Fund distributions of approximately $1.6 billion and the approximately $4.4 billion of Medicare accelerated payments that have been received under the CARES Act. The repayment of these funds will be recorded as a reduction to our cash flows from operating activities. Our cash flows from operating activities of $12.815 billion for the nine months ended September 30, 2020 includes this approximately $6 billion of funds that we have announced we will repay, and the exclusion of the impact of these cash flows would reduce our cash flows provided by operating activities for the first nine months of 2020 to $6.815 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

Interest payments and net income tax payments in the first nine months of 2020 and 2019 totaled $2.009 billion and $2.206 billion, respectively. Working capital totaled $1.887 billion at September 30, 2020 and $3.439 billion at December 31, 2019. The $1.552 billion decline in working capital is primarily related to a decline in accounts receivable of $947 million and a $365 million increase in accounts payable.
Cash used in investing activities was $2.483 billion in the first nine months of 2020 compared to $4.375 billion in the first nine months of 2019. Acquisitions of hospitals and health care entities declined from $1.592 billion in the first nine months of 2019 (which included the acquisition of a seven-hospital health system in North Carolina) to $380 million in the first nine months of 2020. Excluding acquisitions, capital expenditures were $2.087 billion in the first nine months of 2020 and $2.884 billion in the first nine months of 2019. Planned capital expenditures are expected to approximate $3.0 billion in 2020. At September 30, 2020, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.1 billion. We expect to finance capital expenditures with internally generated and borrowed funds.
Cash used in financing activities totaled $4.361 billion in the first nine months of 2020 compared to $661 million in the first nine months of 2019. During the first nine months of 2020, net cash flows used in financing activities included a net decline of $3.183 billion in our indebtedness, payments of dividends of $153 million, repurchases of common stock of $441 million, distributions to noncontrolling interests of $393 million and payments of debt issuance costs of $35 million. During the first nine months of 2019, net cash flows used in financing activities included a net increase of $1.132 billion in our indebtedness, payment of dividends of $414 million, repurchases of common stock of $759 million, distributions to noncontrolling interests of $404 million and payments of debt issuance costs of $71 million.
In response to the risks the
COVID-19
pandemic presents to our business, we have suspended our share repurchase and quarterly dividend programs and reduced certain planned projects and capital expenditures. We expect to evaluate resumption of these programs at a future date.
We are a highly leveraged company with significant debt service requirements. Our debt totaled $30.964 billion at September 30, 2020. Our interest expense was $1.201 billion for the first nine months of 2020 and $1.386 billion for the first nine months of 2019.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($7.710 billion available as of both September 30, 2020 and October 26, 2020) and anticipated access to public and private debt markets.
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
In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we entered into a credit agreement that provides for a 364-day secured
term loan facility for an aggregate principal amount of up to $2.000 billion. The facility will mature in March 2021. If drawn, amounts outstanding under the credit agreement will bear interest at either (i) the LIBOR rate plus 2.50% or (ii) an alternate base rate as defined in the credit agreement. As of September 30, 2020 and October 29, 2020, there were no amounts outstanding nor draw notices pending under the facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

During the nine months ended September 30, 2020, we received $4.449 billion of accelerated Medicare payments and $1.674 billion in general and targeted distributions from the Provider Relief Fund (net of amounts returned), both as provided for and established under the CARES Act. On October 8, 2020, we announced our decision to return, or repay early, all of our share of the Provider Relief Fund distributions of approximately $1.6 billion and the approximately $4.4 billion of Medicare accelerated payments. We expect to repay the entire amount using available cash and future cash flows from operations.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $486 million and $462 million at September 30, 2020 and December 31, 2019, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $187 million and $175 million at September 30, 2020 and December 31, 2019, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.702 billion and $1.606 billion at September 30, 2020 and December 31, 2019, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $487 million. We estimate that approximately $440 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Summarized Financial Information (continued)

Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the nine months ended September 30, 2020 and year ended December 31, 2019 and the summarized balance sheet information at September 30, 2020 and December 31, 2019, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):
Nine Months Ended September 30, 2020 and Year Ended December 31, 2019:

	Nine Months September 30, 2020	Year December 31, 2019
Revenues	$22,406	$29,220
Income before income taxes	2,642	3,912
Net income	2,071	2,993
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	2,017	2,902

At September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Current assets	$11,252	$6,090
Property and equipment, net	14,795	13,418
Goodwill and other intangible assets	5,777	5,743
Total noncurrent assets	21,640	19,977
Total assets	32,892	26,067

Current liabilities	9,528	4,504
Long-term debt, net	30,457	33,227
Intercompany balances	2,901	(53)
Income taxes and other liabilities	799	879
Total noncurrent liabilities	34,654	34,398

Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(11,392)	(12,941)
Noncontrolling interests	102	106
Market Risk
We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $486 million at September 30, 2020. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At September 30, 2020, we had a net unrealized gain of $31 million on the insurance subsidiaries’ investments.
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
With respect to our interest-bearing liabilities, approximately $1.185 billion of long-term debt at September 30, 2020 was subject to variable rates of interest, while the remaining balance in long-term debt of $29.779 billion at September 30, 2020 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.0% and 5.4% for the nine months ended September 30, 2020 and 2019, respectively.
The estimated fair value of our total long-term debt was $34.739 billion at September 30, 2020. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in variable interest rates, the potential annualized reduction to future pretax earnings would be approximately $12 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.
Tax Examinations
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at September 30, 2020. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2020	2019
Number of hospitals in operation at:
March 31	186	185
June 30	186	184
September 30	187	184
December 31		184
Number of freestanding outpatient surgical centers in operation at:
March 31	123	124
June 30	122	125
September 30	121	125
December 31		123
Licensed hospital beds at(a):
March 31	49,357	48,455
June 30	49,403	48,483
September 30	49,473	48,588
December 31		49,035
Weighted average licensed beds(b):
Quarter:
First	49,160	48,036
Second	49,358	48,429
Third	49,479	48,535
Fourth		48,911
Year		48,480
Average daily census(c):
Quarter:
First	28,822	28,966
Second	24,844	27,808
Third	28,186	27,502
Fourth		28,274
Year		28,134
Admissions(d):
Quarter:
First	528,244	523,196
Second	452,992	518,253
Third	506,756	527,284
Fourth		540,194
Year		2,108,927
Equivalent admissions(e):
Quarter:
First	889,035	889,956
Second	723,136	903,419
Third	835,576	918,964
Fourth		933,996
Year		3,646,335

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2020	2019
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	5.0	4.9
Third	5.1	4.8
Fourth		4.8
Year		4.9
Emergency room visits(g):
Quarter:
First	2,264,707	2,287,440
Second	1,516,116	2,253,337
Third	1,813,661	2,269,364
Fourth		2,350,988
Year		9,161,129
Outpatient surgeries(h):
Quarter:
First	226,319	240,846
Second	170,911	253,441
Third	232,493	249,177
Fourth		266,483
Year		1,009,947
Inpatient surgeries(i):
Quarter:
First	135,145	137,363
Second	118,591	140,473
Third	133,492	143,215
Fourth		145,584
Year		566,635
Days revenues in accounts receivable(j):
Quarter:
First	49	53
Second	50	52
Third	44	52
Fourth		50
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second	32%	39%
Third	36%	39%
Fourth		39%
Year		39%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth in Note 9 – Contingencies in the notes to the condensed consolidated financial statements is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on
Form 10-Q
and other risk factors described in our annual report on
Form 10-K
for the year ended December 31, 2019, which are incorporated herein by reference. The following disclosures supplement the risk factors previously disclosed in our annual report on
Form 10-K
for the year ended December 31, 2019 and our quarterly report on Form
10-Q
for the quarter ended June 30, 2020.
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
The COVID-19 pandemic
is significantly affecting our employees, patients, hospitals, communities and business operations, as well as the U.S. economy and financial markets. As the COVID-19 crisis
continues to evolve, the full extent to which
the COVID-19 outbreak
will impact our business, results of operations, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted. For example, we are not able to predict or control the severity or duration of the pandemic, including whether there will be additional periods of increases in the number of
COVID-19
cases in areas in which we operate, the timing and availability of effective medical treatments and vaccines or the efficacy of public health controls. Florida and Texas, our two largest markets, are and may continue to be “hot spots” of the
COVID-19
pandemic. Due to the concentration of our hospitals in Texas and Florida, we are particularly sensitive to the increase in
COVID-19
cases in those states where the pandemic could have a disproportionate effect on our business.
We have been working with federal, state and local health authorities to respond to COVID-19 cases
in the markets we serve and continue to take and support measures to try to limit the spread of the virus and to mitigate the burden on the health care system. For example, we are subject to
COVID-19
data reporting requirements, and some states are requiring hospitals to maintain a reserve of personal protective equipment (“PPE”) and mandating
COVID-19
screening for new patients and certain hospital staff. CMS has made COVID-19 data reporting requirements a Medicare condition of participation for hospitals, such that noncompliance with these requirements could result in termination from the Medicare program. We have incurred and will continue to incur additional costs related to protecting the health and well-being and meeting the needs of our patients, employees, medical staff members and contractors, including pandemic pay programs, hoteling our staff and additional scrub laundering. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. Further, our management is focused on mitigating the impact of the
COVID-19
pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise.
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
In the last two weeks of March 2020 and in the second quarter of 2020, we cancelled a substantial amount of elective procedures at our facilities and closed or reduced operating hours at a significant number of our surgery centers that specialize in elective procedures, resulting in significantly reduced patient volumes and operating revenues. Some state and local governments are limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in
COVID-19
patients. Although social contact restrictions have eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, some restrictions remain in place. Further closings and restrictions on hours and services may be imposed or re-imposed
for an unpredictable amount of time in connection with increasing or fluctuating
COVID-19
cases. We are currently selectively suspending elective procedures at certain facilities based upon the local
COVID-19
volume trends, bed capacity and staffing levels. It is unclear whether certain markets, such as Florida and Texas, will continue to experience periods of increases or spikes in the number of
COVID-19
cases. During the third quarter of 2020, we believe
COVID-19
cases at our hospitals contributed to an increase in patient acuity and had a positive impact on our reimbursement. However, the impacts of
COVID-19
in future periods may vary, could exert unpredictable and potentially negative effects on clinical performance metrics that impact reimbursement levels and could adversely affect our results of operations.
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
In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. The Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and the PPPHCE Act authorize $175 billion in funding to be distributed to hospitals and other health care providers through the Public Health and Social Services Emergency Fund (“PHSSEF”), also known as the Provider Relief Fund. These funds are intended to reimburse eligible providers and suppliers for healthcare-related expenses or lost revenues attributable to COVID-19.
Recipients are not required to repay PHSSEF funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS allocated $50 billion of the CARES Act provider relief funding for general distribution to Medicare providers impacted by COVID-19,
to be distributed proportional to providers’ share of 2018 net patient revenue. HHS distributed $18 billion to eligible Medicaid and CHIP providers that did not receive a payment from the general distribution allocation and $14.4 billion to safety net hospitals. In addition, HHS has made targeted distributions for providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for treatment of uninsured Americans, among others. A portion of the available funding is being distributed to reimburse health care providers that submit claims requests for
COVID-19-related treatment
of uninsured patients at Medicare rates. HHS has not yet announced the precise method by which all future payments from the PHSSEF will be determined or allocated, so the potential impact to us is not currently known. We have received $1.674 billion in grants from the PHSSEF (net of amounts returned), including $931 million of general distributions and $743 million for targeted distributions. However, as previously disclosed, we plan to return, or repay early, all of the Company’s share of these funds from available cash and future cash flows from operations.
The CARES Act also makes other forms of financial assistance available to health care providers, including Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers. During the quarter ended June 30, 2020, we received approximately $4.4 billion in accelerated Medicare payments, which are required to be repaid or recouped by CMS. However, CMS is no longer accepting applications from hospitals and other Medicare Part A providers for accelerated payments and has suspended the advance payment program for physicians and other Medicare Part B providers. Recoupment of accelerated payments was due to begin in August, but CMS has delayed the recoupment process for these payments, based on amended repayment terms imposed by the Continuing Appropriations Act, 2021 and Other Extensions Act, enacted October 1, 2020, until one year after payment was issued. However, repayments can be made at any time, and, as previously disclosed, we plan to repay early all of the Company’s share of these funds from available cash and future cash flows from operations.
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
Due to the recent enactment of the CARES Act, the PPPHCE Act and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation, and the
COVID-19
pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the PHE, and it is unclear whether or for how long the PHE declaration will be extended. The current PHE determination expires January 21, 2021. The HHS Secretary may choose to renew the PHE declaration for successive
90-day
periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the PHE no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, PPPHCE Act or future legislation, if any, or whether we shall retain, return or repay any such assistance, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability or willingness to retain assistance), the amount of total stimulus funding we will receive or our eligibility to participate in such stimulus funding. For time periods prior to returning Provider Relief Funds, with respect to future assistance, if any, we do not return, and in those cases where our partners retain such assistance, we will continue to monitor our compliance with the terms and conditions of the Provider Relief Fund, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to
COVID-19.
If we are unable to attest to or comply with current or future terms and conditions with respect to any assistance not voluntarily returned, our ability to retain some or all of the distributions received may be impacted. We will continue to assess the potential impact of COVID-19 and
government responses to the pandemic on our business, results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. In response to the risks the
COVID-19
pandemic presents to our business, during March 2020, we announced the suspension of our share repurchase programs and expect to evaluate the resumption of the programs at a future date. There were no share repurchases of our outstanding common stock during the third quarter of 2020. At September 30, 2020, we had $2.800 billion of repurchase authorization available under the January 2019 and 2020 authorizations.
In response to the
COVID-19
pandemic concerns, the Company suspended its quarterly dividend program for the second and third quarters of 2020. The Company expects to evaluate resumption of the program at a future date. Any other future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

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
The following financial information from our quarterly report on
Form 10-Q
for the quarters and nine months ended September 30, 2020 and 2019, filed with the SEC on October 29, 2020, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2020 and 2019, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2020 and 2019, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and nine months ended September 30, 2020 and 2019, (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer
Date: October 29, 2020