Form 10-K
period 2020-12-31
HCA Healthcare, Inc.
filed 2021-02-19
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
1-11239

HCA Healthcare, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3865930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Park Plaza Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(615) 344-9551
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	HCA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒
As of January 31, 2021, there were 339,917,500 outstanding shares of the Registrant’s common stock. As of June 30, 2020, the aggregate market value of the common stock held by nonaffiliates was approximately $25.836 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy materials for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business
General
HCA Healthcare, Inc. is one of the leading health care services companies in the United States. At December 31, 2020, we operated 185 hospitals, comprised of 178 general, acute care hospitals; five psychiatric hospitals; and two rehabilitation hospitals. In addition, we operated 121 freestanding surgery centers and 21 freestanding endoscopy centers. Our facilities are located in 20 states and England.
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

Business Strategy
We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business and creating long-term value for our stockholders. We strive to be the provider system of choice in the communities we serve and to support our operations with unique enterprise capabilities and best in class economies of scale. To achieve these objectives, we align our efforts around the following growth agenda:

•	grow our presence in existing markets;

•	achieve industry-leading performance in clinical, operational and satisfaction measures;

•	recruit and employ physicians to meet the need for high quality health services;

•	continue to leverage our scale and market positions to grow the Company; and

•	pursue a disciplined development strategy.
Health Care Facilities
We currently own, manage or operate hospitals, freestanding surgery centers, freestanding emergency care facilities, urgent care facilities, walk-in
clinics, diagnostic and imaging centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers, physician practices and various other facilities.
At December 31, 2020, we owned and operated 178 general, acute care hospitals with 48,492 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.
At December 31, 2020, we operated five psychiatric hospitals with 593 licensed beds. Our psychiatric hospitals provide therapeutic programs, including child, adolescent and adult psychiatric care and adolescent and adult alcohol and drug abuse treatment and counseling.
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
COVID-19
Pandemic and CARES Act Funding
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies that were implemented by federal, state and local governments in response to the
COVID-19
pandemic,

including policies that have caused many people to remain at home, forced the closure of or limitations on certain businesses, and suspended elective surgical procedures by health care facilities. While many of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, restrictions remain in place or may be adopted or re-imposed,
and the possibility exists that the public, particularly segments with a high mortality risk, could remain wary of real or perceived opportunities for exposure to the virus. We are unable to predict the future impact of the pandemic on our operations.
During 2020, we received approximately $4.4 billion of accelerated Medicare payments and approximately $1.8 billion in general and targeted distributions from the Provider Relief Fund, both as provided for and established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During October 2020,
we announced our decision to return, or repay early, all of our share of the Provider Relief Fund distributions and all of the Medicare accelerated payments. During the fourth quarter of 2020, we returned, or repaid early, approximately $6.1 billion of these funds.
We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to: the severity or duration of the pandemic, including whether there will be additional periods of increases in the number of COVID-19 cases in the areas in which we operate, the rollout and availability of effective medical treatments and vaccines, the efficacy of public health controls, including vaccines, and the impact of any mutations of the virus; the scope and duration of stay-at-home
practices and business closures and restrictions; recommended or required suspensions of elective procedures; continued declines in patient volumes for an indeterminable length of time; increases in the number of uninsured and underinsured patients as a result of higher sustained rates of unemployment; incremental expenses required for supplies and personal protective equipment (“PPE”); and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate how long or how severely the pandemic will impact our business. If we experience declines in cash flows and results of operations, such declines could have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.
Summary Risk Factors
You should carefully read and consider the risk factors set forth under Item 1A, “Risk Factors,” as well as all other information contained in this annual report on Form
10-K.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial position, results of operations, cash flows or prospects could be materially, adversely affected.

Our business is subject to the following principal risks and uncertainties:
Risks related to the
COVID-19
pandemic and other potential pandemics:

•
The COVID-19 pandemic is significantly affecting our operations, business and financial condition. Our liquidity could also be negatively impacted by the COVID-19 pandemic, particularly if the U.S. economy remains unstable for a significant amount of time.

•
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

•	The emergence and effects related to a potential future pandemic, epidemic or outbreak of an infectious disease could adversely affect our operations.

Risks related to our indebtedness:

•
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

•
We may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

•	Our debt agreements contain restrictions that limit our flexibility in operating our business.

•	Discontinuation, reform or replacement of LIBOR may adversely affect our business.
Risks related to governmental regulation and other legal matters:

•
Our results of operations may be adversely affected by health care reform efforts, including court challenges to, and efforts to repeal, replace or otherwise significantly change the Affordable Care Act. We are unable to predict what, if any, and when such changes will be made in the future.

•	Changes in government health care programs may adversely affect our revenues.

•	If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

•	State efforts to regulate the construction or expansion of health care facilities could impair our ability to operate and expand our operations.

•	We may incur additional tax liabilities.

•	We have been and could become the subject of government investigations, claims and litigation.

•	We may be subject to liabilities from claims brought against our facilities.
Risks related to human capital:

•	Our labor costs may be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

•	We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.

•	Our performance depends on our ability to recruit and retain quality physicians.
Risks related to technology, data privacy and cybersecurity:

•	We may not be reimbursed for the cost of expensive, new technology.

•
A cybersecurity incident could result in the compromise of our facilities, confidential data or critical data systems. A cybersecurity incident could also give rise to potential harm to patients; remediation and other expenses; and exposure to liability under HIPAA, consumer protection laws, common law theories or other laws. Such incidents could subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

•	Our operations could be impaired by a failure of our information systems.

•	Health care technology initiatives, particularly those related to patient data and interoperability, may adversely affect our operations.

Risks related to operations, strategy, demand and competition:

•	Our hospitals face competition for patients from other hospitals and health care providers.

•	A deterioration in the collectability of uninsured and patient due accounts could adversely affect our results of operations.

•
If our volume of patients with private health insurance coverage declines or we are unable to retain and negotiate favorable contracts with private third-party payers, including managed care plans, our revenues may be reduced.

•
Changes to physician utilization practices and treatment methodologies, third-party payer controls designed to reduce inpatient services or surgical procedures and other factors outside our control that impact demand for medical services may reduce our revenues.

•
We may encounter difficulty acquiring hospitals and other health care businesses and challenges integrating the operations of acquired hospitals and other health care businesses and become liable for unknown or contingent liabilities as a result of acquisitions.

•	Our facilities are heavily concentrated in Florida and Texas, which makes us sensitive to regulatory, economic, public health, environmental and competitive conditions and changes in those states.

•	The industry trend toward value-based purchasing may negatively impact our revenues.
Risks related to macroeconomic conditions:

•	Our overall business results may suffer during periods of general economic weakness.

•	We are exposed to market risk related to changes in the market values of securities and interest rates.
Risks related to ownership of our common stock:

•	There can be no assurance that we will continue to pay dividends.

•	Certain of our investors may continue to have influence over us.
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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through the American Health Benefit Exchanges (“Exchanges”)), private insurers and directly from patients. Our revenues by primary third-party payer classification and other (including uninsured patients) for the years ended December 31, 2020, 2019 and 2018 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2020	Ratio	2019	Ratio	2018	Ratio
Medicare	$10,420	20.2%	$10,798	21.0%	$9,831	21.1%
Managed Medicare	6,997	13.6	6,452	12.6	5,497	11.8
Medicaid	1,965	3.8	1,572	3.1	1,358	2.9
Managed Medicaid	2,621	5.1	2,450	4.8	2,403	5.1
Managed care and other insurers	26,535	51.5	26,544	51.6	24,467	52.4
International (managed care and other insurers)	1,120	2.2	1,162	2.3	1,156	2.5
Other	1,875	3.6	2,358	4.6	1,965	4.2

Revenues	$51,533	100.0%	$51,336	100.0%	$46,677	100.0%

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
Medicare
In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. In 2013, the Centers for Medicare & Medicaid Services (“CMS”) began imposing a 2.0% reduction on Medicare payments. The CARES Act temporarily suspended these reductions through December 31, 2020 and extended the reductions through 2030. The Consolidated Appropriations Act, 2021 (“CAA”) further extended the suspension through March 31, 2021.
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
For federal fiscal year 2020, CMS increased the
MS-DRG
rate by approximately 3.1%. This increase reflected a market basket update of 3.0%, adjusted by the following percentage points: a negative 0.4 productivity adjustment and a positive 0.5 adjustment in accordance with the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). For federal fiscal year 2021, CMS increased the
MS-DRG
rate by approximately 2.9%. This increase reflects a market basket update of 2.4%, adjusted by a positive 0.5 adjustment required by MACRA. Additional adjustments may apply, depending on patient-specific or hospital-specific factors. For example, the two midnight rule limits payments to hospitals when services to Medicare beneficiaries are payable as inpatient services. In addition, under the post-acute care transfer policy, Medicare reimbursement rates may be reduced when an inpatient hospital discharges a patient in a specified
MS-DRG
to certain post-acute care settings.
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
In addition, CMS reduces the inpatient PPS payment amount for all discharges by 2.0%. The total amount collected from these reductions is pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Because the Affordable Care Act provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: clinical outcomes; efficiency and cost reduction; safety; and person and community engagement. CMS estimates that $1.9 billion will be available to hospitals as incentive payments in federal fiscal year 2021 under the Hospital Value-Based Purchasing Program.
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
phase-in
of an expanded site-neutral policy under which clinic visit services provided at all off-campus
provider-based departments are reimbursed at the Physician Fee Schedule rate, which is generally lower than the PPS rate. Previously, this rate did not apply to “excepted” provider-based departments. In September 2019, a federal judge invalidated the expansion of the site-neutral payment policy for 2019. CMS appealed this decision and won, but had begun reprocessing the 2019 claims paid at the lower rates. For calendar year 2020, CMS issued a final rule implementing year two of the policy phase-in.
For calendar year 2021 and beyond, CMS is continuing the payment policy. CMS is considering how to address reprocessed claims from this litigation. In conjunction with these efforts aimed at increasing site neutrality, CMS also finalized a rule in December 2020 that will begin phasing out over three years the Inpatient Only List, which is a list of procedures eligible to be reimbursed by Medicare only if performed in an inpatient setting. As a result, these procedures will also be eligible to be reimbursed by Medicare if performed in outpatient settings.
Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. Each calendar year, the annual market basket update is further reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity as required by the Affordable Care Act. For calendar year 2020, CMS increased APC payment rates by an estimated 2.6%. This increase reflected a market basket increase of 3.0% with a negative 0.4 percentage point productivity adjustment. For calendar year 2021, CMS increased APC payment rates by an estimated 2.4%. This increase reflects a market basket increase of 2.4%. Together with other policy changes, CMS estimates that the calendar year 2021 rates will increase Medicare outpatient PPS payments by 2.4%. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2.0 percentage point reduction in the annual payment update under the outpatient PPS.

The 340B program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates as are applied to non-340B-discounted
drugs. In a final rule effective January 1, 2018, the U.S. Department of Health and Human Services (“HHS”) reduced the Medicare payments under the outpatient PPS for most drugs obtained at the 340B-discounted rates. This payment policy has been heavily litigated. In 2020, HHS prevailed at the circuit court level, with the court upholding its authority to implement this policy. Depending upon the remedy and the outcome of any appeal, this case could result in a decrease to the Company’s outpatient Medicare reimbursement. For calendar year 2021, HHS will continue to pay the reduced rates that took effect beginning in 2018.
Rehabilitation
CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups that reflect the relative resource intensity typically associated with the patient’s clinical condition. The case mix groups are based upon impairment, age, functional motor and cognitive scores, and comorbidities (additional diseases or disorders from which the patient suffers). IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group that is adjusted for facility-specific factors, such as area wage levels, proportion of low-income
patients, and location in a rural area. Each federal fiscal year, the IRF rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For federal fiscal year 2020, CMS increased IRF payment rates by an estimated 2.5%, reflecting an IRF market basket update of 2.9% with a negative 0.4 percentage point productivity adjustment. For federal fiscal year 2021, CMS increased IRF payment rates by an estimated 2.4%, reflecting an IRF market basket update of 2.4%. In addition, CMS requires IRFs to report quality measures to avoid receiving a reduction of 2.0 percentage points to the market basket update. CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by IRFs.
In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent
12-month
CMS-defined
review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission
screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2020, we had two rehabilitation hospitals and 66 hospital rehabilitation units.
Psychiatric
Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis. The inpatient psychiatric facility (“IPF”) PPS is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. Each federal fiscal year, IPF payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For federal fiscal year 2020, CMS increased IPF payment rates by an estimated 1.75%, which reflects a 2.9% IPF market basket update with a negative 0.4 percentage point productivity adjustment and a negative 0.75 percentage point adjustment required by law. For federal fiscal year 2021, CMS increased IPF payment rates by an estimated 2.2%, which reflects a 2.2% IPF market basket increase. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2.0 percentage point reduction to the market basket update. As of December 31, 2020, we had five psychiatric hospitals and 50 hospital psychiatric units.

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
Historically, CMS updated reimbursement rates for ASCs based on changes to the consumer price index. However, for calendar years through 2023, CMS updates to ASC reimbursement rates will be based on the hospital market basket index, partly to promote site-neutrality between hospitals and ASCs. For each federal fiscal year, the ASC payment system update is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For calendar year 2020, CMS increased ASC payment rates by 2.6%, which reflected a market basket increase of 3.0% and a negative 0.4 percentage point productivity adjustment. For calendar year 2021, CMS increased ASC payment rates by 2.4%, which reflects a market basket increase of 2.4%. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures receive a 2.0 percentage point reduction to the consumer price index update.
Physician Services
Physician services are reimbursed under the Physician Fee Schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services, relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the Physician Fee Schedule may not differ by more than $20 million from what payments would have been if adjustments were not made. CMS annually reviews resource inputs for select services as part of the potentially misvalued code initiative. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For 2021, CMS updated the conversion factor based on a budget neutrality adjustment of negative 10.20%. However, the CAA provides for a 3.75% payment increase under the Physician Fee Schedule, which will partially offset this reduction.
Medicare payments are adjusted based on participation in the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment through 2024 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Currently, providers electing this option may receive payment incentives or be subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs. Performance data collected in 2021 will result in payment adjustments of up to 9% in 2023. CMS will continue to offer the Extreme and Uncontrollable Circumstances Policy for 2021 performance data. This policy is an exception providers must apply for, which allows reweighting for any or all MIPS performance categories for providers impacted by the
COVID-19
pandemic. MIPS consolidates components of three previously established physician incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.
Other
Under PPS, the payment rates are adjusted for area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes is not anticipated to have a material financial impact for 2021.
Medicare reimburses hospitals for a portion (65%) of deductible and coinsurance amounts that are uncollectable from Medicare beneficiaries.
CMS has implemented contractor reform whereby CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”), which are geographically assigned across 12 jurisdictions to service both Part A and Part B providers. While providers with operations across multiple geographies had the option of having all hospitals use one home office MAC, we chose, in most cases, to use the MACs assigned to the geographic areas in which our hospitals are located. CMS periodically re-solicits
bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flows.
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
Medicaid
Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Affordable Care Act requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. A number of states, including Texas and Florida, have opted out of the Medicaid expansion. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. Previously, certain members of Congress and the prior presidential administration indicated their intent to increase state flexibility in the administration of Medicaid programs, including allowing states to condition enrollment on work or other community engagement. However, President Biden has issued executive orders directing agencies to re-examine measures that reduce coverage or undermine Medicaid programs, including work requirements.
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
The Center for Medicare & Medicaid Innovation (“CMMI”) is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs, while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMMI has implemented bundled payment models, including the Bundled Payment Care Improvement Advanced (“BPCI Advanced”) program, which is voluntary and expected to run through December 2023. Participation in bundled payment programs is generally voluntary, but CMS has required providers in selected geographic areas to participate in a mandatory bundled program for specified orthopedic procedures, which is scheduled to run through September 30, 2021. CMS will require hospitals in selected markets to participate in bundled payment initiatives for end-stage renal disease treatment, which began January 1, 2021, and radiation oncology, beginning as early as January 1, 2022. HHS has indicated that it plans to implement additional bundled payment programs, some of which will be mandatory.
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

Some states make additional payments to providers through the Medicaid program for certain specific claims. These supplemental payments may be in the form of Medicaid DSH payments, which help to offset hospital uncompensated care costs, or upper payment limit supplemental payments, which are intended to address the difference between Medicaid fee-for-service
payments and Medicare reimbursement rates. CMS is considering changes to both types of payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Affordable Care Act and subsequent legislation provide for reductions to the Medicaid DSH hospital program. Under the budget bill signed into law in February 2018, Medicaid DSH payments would have been reduced by $4 billion in 2020 and by $8 billion per year from 2021 through 2025. However, Congress has delayed the implementation of these reductions through 2023, but added additional reductions for 2026 and 2027.
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
Managed Care and Other Discounted Plans
Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private health insurers. Admissions reimbursed by commercial managed care and other insurers were 29%, 28% and 28% of our total admissions for the years ended December 31, 2020, 2019 and 2018, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases of approximately 4% from managed care payers during 2020, there can be no assurance that we will continue to receive increases in the future. Price transparency initiatives may impact our ability to obtain or maintain favorable contract terms. Effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) will require providers to send to a patient’s health plan good faith estimates of the expected charges for furnishing scheduled items or services, including any item or service that is reasonably expected to be provided in conjunction with the scheduled item or service or that is reasonably expected to be delivered by another provider, before the services are delivered. The No Surprises Act will also prohibit providers from charging patients an amount beyond the in-network
cost sharing amount for services rendered by
out-of-network
providers, subject to limited exceptions. It is not clear what impact, if any, these or future health reform efforts at the federal and state levels, consolidation within the third-party payer industry and vertical integration among third-party payers and health care providers will have on our ability to negotiate reimbursement rates.

Uninsured and
Self-Pay
Patients
Self-pay
revenues are derived from providing health care services to patients without health insurance coverage and from the patient responsibility portion of payments for our health care services that are not covered by an individual’s health plan. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government health care programs or private third-party payers. Any increases in uninsured individuals, changes to the payer mix or greater adoption of health plan structures that result in higher patient responsibility amounts could increase amounts due from individuals. Effective January 1, 2022, the No Surprises Act will require providers to send uninsured patients a good faith estimate of the expected charges for furnishing scheduled items or services, including any item or service that is reasonably expected to be provided in conjunction with the scheduled item or service or that is reasonably expected to be delivered by another provider, before the services are delivered. If the actual charges are substantially higher than the estimate, the patient can invoke a dispute resolution process to challenge the higher amount.
A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2020, approximately 87% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. In addition, health insurers are required to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place.

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

	2020	2019	2018
Number of hospitals at end of period	185	184	179
Number of freestanding outpatient surgery centers at end of period(a)	121	123	123
Number of licensed beds at end of period(b)	49,265	49,035	47,199
Weighted average beds in service(c)	42,246	41,510	39,966
Admissions(d)	2,009,909	2,108,927	2,003,753
Equivalent admissions(e)	3,312,330	3,646,335	3,420,406
Average length of stay (days)(f)	5.1	4.9	4.9
Average daily census(g)	27,734	28,134	26,663
Occupancy rate(h)	66%	68%	67%
Emergency room visits(i)	7,450,307	9,161,129	8,764,431
Outpatient surgeries(j)	882,483	1,009,947	971,537
Inpatient surgeries(k)	522,385	566,635	548,220
Days revenues in accounts receivable(l)	45	50	51
Outpatient revenues as a % of patient revenues(m)	35%	39%	38%

(a)	Excludes freestanding endoscopy centers (21 at December 31, 2020; 20 at December 31, 2019 and 19 at December 31, 2018).
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Represents the average number of beds in service, weighted based on periods owned.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the average number of patients in our hospital beds each day.
(h)	Represents the percentage of hospital beds in service that are occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(i)	Represents the number of patients treated in our emergency rooms.
(j)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(k)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(l)
Revenues per day is calculated by dividing the revenues for the fourth quarter of each year by the days in the quarter. Days revenues in accounts receivable is then calculated as accounts receivable at the end of the period divided by revenues per day.

(m)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

Competition
Generally, other hospitals in the communities we serve provide services similar to those offered by our hospitals. Additionally, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate continues to increase. As a result, most of our hospitals operate in a highly competitive environment. In some cases, competing facilities are more established than our hospitals. Some competing facilities are physician-owned or are owned by tax-supported
government agencies and many others are owned by
not-for-profit
entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported
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
Trends toward clinical and pricing transparency may impact our competitive position in ways that are difficult to predict. For example, hospitals are currently required to publish online a list of their standard charges for items and services. In 2019, CMS issued a final rule that, beginning January 2021, requires hospitals to publish additional types of standard charges for all items and services, including discounted cash prices and payer-specific and de-identified
negotiated charges, in a publicly accessible online file. Hospitals are also required to publish a consumer-friendly list of charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services. Court challenges to the 2019 rule in both the District Court for the District of Columbia and the D.C. Circuit Court of Appeals were unsuccessful. It is not yet known whether the Biden administration will take any action regarding the rule or whether the matter will be appealed to the U.S. Supreme Court. CMS plans to begin auditing hospitals for compliance with transparency requirements and may impose civil monetary penalties for noncompliance. In addition, the No Surprises Act creates additional price transparency requirements beginning on January 1, 2022, including the requirement that providers send patients and health plans a good faith estimate of the expected charges and diagnostic codes prior to a patient’s appointment.
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
Two of the most significant factors that impact the competitive position of a hospital are the number and quality of physicians affiliated with or employed by the hospital. Although physicians may at any time terminate their relationship with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, equipment, employees and services for physicians and patients. Our hospitals face competition from competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models.
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
Anti-kickback Statute
A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Affordable Care Act provides that knowledge of the law or the intent to violate the law is not required. Violations of the Anti-

kickback Statute may be punished by criminal fines of up to $100,000 per violation, imprisonment, substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. In addition, submission of a claim for services or items generated in violation of the Anti-kickback Statute may be subject to additional penalties under the federal False Claims Act (“FCA”) as a false or fraudulent claim.
The HHS Office of Inspector General (the “OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. The OIG provides guidance to the industry through various methods, including advisory opinions and “Special Fraud Alerts.” These Special Fraud Alerts do not have the force of law, but identify features of arrangements or transactions that the government believes may cause the arrangements or transactions to violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements that constitute suspect practices, including: (a) payment of any incentive by a hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder,
(f) low-interest
or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences or payments to a physician for speaking engagements, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer, and (l) physician-owned entities (frequently referred to as physician-owned distributorships or PODs) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.
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
As authorized by Congress, the OIG has published safe harbor regulations that outline categories of activities deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: certain investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, ambulance replenishing, referral agreements for specialty services, care coordination arrangements, arrangements for patient engagement and support,

CMS-sponsored
model arrangements, cybersecurity technology and related services, and value-based arrangements.
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
There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, recruitment agreements and personal service arrangements. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. Although there is an exception for a physician’s ownership interest in an entire hospital, the Affordable Care Act prohibits physician-owned hospitals established after December 31, 2010 from billing for Medicare or Medicaid patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare or Medicaid. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.
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
HIPAA Administrative Simplification and Privacy, Security and Interoperability Requirements
The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and implementing regulations require the use of uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. These provisions are intended to encourage electronic commerce in the health care industry.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. The California Consumer Privacy Act of 2018 (the “CCPA”) affords consumers expanded privacy protections effective January 1, 2020. Moreover, the California Privacy Rights Act (“CPRA”) takes effect January 1, 2022, and significantly modifies the CCPA. The potential effects of these laws are far-reaching and
may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. For example, the CCPA and CPRA give California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for data breaches.
Health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, beginning April 5, 2021, health care providers and certain other entities will be subject to information blocking restrictions pursuant to the 21 st
Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives.
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
Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Affordable Care Act included additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, which expired in 2020. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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
Health Care Reform
The health care industry is subject to changing political, regulatory, and other influences, along with various scientific and technological initiatives. In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Affordable Care Act. The Affordable Care Act affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. However, there is uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges. For example, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. A number of members of Congress have stated their desire to repeal or make additional significant changes to the Affordable Care Act, its implementation or interpretation. Effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was eliminated. As a result of this change, in December 2018, the United States District Court for the North District of Texas found the individual mandate to be unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On November 10, 2020, the U.S. Supreme Court heard oral arguments regarding this case, and the law remains in place pending the appeals process. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.
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
out-of-network
billing.
The Affordable Care Act has had a net positive effect on the Company to date, before considering the impact of Medicare reductions that began in 2010, and it is expected that the law, as presently implemented, will continue to have a positive contribution to the Company’s results of operations. However, there is uncertainty regarding the ongoing net effect of the Affordable Care Act due to efforts to change, repeal or replace the Affordable Care Act, court challenges, and the development of agency guidance, among other factors. There is also uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government-sponsored coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and some states are considering similar measures. Further, the impact of the 2020 federal election on health reform efforts is unknown, although President Biden has indicated through executive orders that his administration intends to protect and strengthen the Affordable Care Act and Medicaid programs. Other initiatives and proposals, including those aimed at price transparency and out-of-network
charges, may impact prices and the relationships between health care providers and insurers. These issues are further discussed in Item 1A, “Risk Factors.”
General Economic and Demographic Factors
The health care industry is impacted by the overall United States economy. The COVID-19 pandemic has led, and may continue to lead, to a general worsening of economic conditions. Budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals and other providers. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the United States population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and increased difficulties in collecting patient receivables for copayment and deductible amounts.
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

Insurance
As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.
We purchase, from unrelated insurance companies, coverage for cyber security incidents, directors and officers liability and property loss in amounts we believe are adequate and subject to terms of coverage we believe to be reasonable.
Human Capital Resources
Our workforce is comprised of approximately 275,000 employees (as of December 31, 2020), including approximately 80,000 part-time employees (references herein to “employees” refer to employees of our affiliates). Our Board of Directors and its committees oversee human capital matters through regular reporting from management and advisors.
Diversity, Equity and Inclusion
We are committed to fostering a culture of inclusion that embraces and supports our patients, colleagues, partners, physicians and communities. Our workforce is comprised of approximately 80% women and 41% people of color. Our policies prohibit discrimination on the basis of age, gender, disability, race, color, ancestry, citizenship, religion, pregnancy, sexual orientation, gender identity or expression, national origin, medical condition, marital status, veteran status, payment source or ability, or any other basis prohibited by federal, state or local law.
We are dedicated to being an employer of choice. We seek to recruit diverse candidates at all stages of their careers and through a variety of venues and programs. We recently launched a data-driven diversity, equity and inclusion strategy based on internal and external research to support the advancement of women and people of color into leadership roles. We also partner with national organizations which promote diversity in leadership positions. Our Chief Diversity Officer leads a 20-person team that is responsible for advancing diversity, inclusion, equity and cultural competence initiatives across the Company.
We encourage you to review the “Inclusion, Compassion and Respect” section of our website, as well as the “Excellent People Make Excellence Happen” section of our 2020 Impact Report (located on our website) for more detailed information regarding our diversity, equity, inclusion and pay equity programs and initiatives. Nothing on our website, including our 2020 Impact Report or sections thereof, shall be deemed incorporated by reference into this annual report on Form 10-K.
Compensation and Benefits
We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by location) include an Employee Stock Purchase Plan, a 401(k) Plan, health care and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, tuition and student loan assistance and on-site services, such as cafeterias and fitness centers, among many others.
Serving the Community
We provide our colleagues with opportunities to learn, serve, lead and give in their communities. By joining forces with other leading organizations, we maximize our ability to provide care for patients and populations.

Through research, partnerships, policies and investments, we are tackling problems in our communities, from disaster relief to environmental sustainability. We also support the HCA Healthcare Foundation, whose mission is to promote health and well-being and strive to make a positive impact in all the communities HCA Healthcare serves by providing leadership, service and financial support to effective non-profit organizations.
Culture and Talent Development
HCA Healthcare’s culture is critical to our success. We seek to instill a culture across our system that includes making a positive impact on our patients, communities and each other. We seek to nurture a collaborative culture built on inclusion, compassion and respect.
To assess and improve employee retention and engagement, we conduct colleague pulse surveys and take action to address areas of concern. During 2020, we hosted routine surveys as well as an innovative pandemic survey to gauge the pulse of our teams as we pivoted to respond to the needs of our communities during the pandemic.
We also seek to support our colleagues throughout their career journey, providing education, training, and opportunities to grow as clinicians and leaders. We also support our colleagues’ development through programs such as tuition reimbursement, clinical training and certification, loan forgiveness and award-winning programs offered through the HCA Healthcare Leadership Institute.
Health, Safety and Wellness
We provide our employees and their families with access to a variety of health and wellness programs. In response to the COVID-19 pandemic, we implemented changes to address the interests of our patients, employees, medical staff members and contractors, as well as the communities in which we operate, such as providing PPE, COVID-19 screening for patients and certain hospital staff, and scrub laundering. During 2020:

•	Over 36,000 quarantined caregivers unable to work received 100% of base pay through our Quarantine Pay Program;

•	More than 127,000 full-time/part-time care or support facility colleagues with reduced hours due to COVID-19 received 70% of base pay through our Pandemic Pay Program;

•	3,500 caregivers were supported through company-paid hotel stays to protect their families from exposure;

•	More than 25,000 calls were placed to the HCA Nurse Care line, a free, confidential 24-hour phone counseling support program for nurses; and

•
$10.6 million in assistance provided by the HCA Healthcare Hope Fund to HCA Healthcare colleagues, including more than $3 million provided to colleagues to help with the loss of household income, childcare costs or other unexpected financial challenges related to the COVID-19 pandemic.

Labor Matters
We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2020, certain employees at 37 of our domestic hospitals are represented by various labor unions. Two elections were held in January 2020 that resulted in the addition of a number of employees to existing bargaining units at one of our facilities in California and one facility in Missouri. During September 2020, an election was held that resulted in the creation of a new bargaining unit at one of our facilities in North Carolina, and a decertification election was held that resulted in the elimination of a bargaining unit at a facility in Virginia. While no other elections are scheduled in 2021, it is possible that employees at additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. However, it is possible that a material work stoppage at one or more of our hospitals may occur in the future. Our hospitals, like most hospitals, have experienced rising labor costs. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.
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
We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If there is additional union organizing activity or a significant portion of our employee base unionizes, our costs could increase. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.
Information about our Executive Officers
As of February 1, 2021, our executive officers were as follows:

Name	Age	Position(s)
Samuel N. Hazen	60	Chief Executive Officer and Director
Jennifer L. Berres	50	Senior Vice President and Chief Human Resource Officer
Phillip G. Billington	53	Senior Vice President — Internal Audit Services
Jeff E. Cohen	49	Senior Vice President — Government Relations
Michael S. Cuffe, M.D.	55	President — Physician Services Group
Jane D. Englebright	63	Senior Vice President and Chief Nursing Officer
Jon M. Foster	59	President — American Group
Charles J. Hall	67	President — National Group
A. Bruce Moore, Jr.	60	President — Service Line and Operations Integration
Sandra L. Morgan	58	Senior Vice President — Provider Relations
J. William B. Morrow	50	Senior Vice President — Finance and Treasurer
P. Martin Paslick	61	Senior Vice President and Chief Information Officer
Jonathan B. Perlin, M.D.	59	President — Clinical Operations Group and Chief Medical Officer
Deborah M. Reiner	59	Senior Vice President — Marketing and Communications
William B. Rutherford	57	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	64	Senior Vice President and Chief Development Officer
Kathryn A. Torres	57	Senior Vice President — Payer Contracting and Alignment
Robert A. Waterman	67	Senior Vice President and General Counsel
Kathleen M. Whalen	57	Senior Vice President and Chief Ethics and Compliance Officer
Christopher F. Wyatt	43	Senior Vice President and Controller
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
Dr.
 Jonathan
 B. Perlin
was appointed President — Clinical Operations Group (f/k/a Clinical Services Group) and Chief Medical Officer in November 2007. Dr. Perlin had served as Chief Medical Officer and Senior Vice President — Quality of the Company from August 2006 to November 2007. Prior to joining the Company, Dr. Perlin served as Under Secretary for Health in the U.S. Department of Veterans Affairs since April 2004. Dr. Perlin joined the Veterans Health Administration in November 1999 where he served in various capacities, including as Deputy Under Secretary for Health from July 2002 to April 2004, and as Chief Quality and Performance Officer from November 1999 to September 2002. He also served as Senior Advisor to the Acting Secretary of the U.S. Department of Veterans Affairs from July 2014 to September 2014 and as Chairman for the American Hospital Association in 2015.
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
Item 1A. Risk Factors
If any of the events discussed in the following risk factors were to occur, our business, financial position, results of operations, cash flows or prospects could be materially, adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. Our business is subject to the following principal risks and uncertainties.
Risks related to the
COVID-19
pandemic and other potential pandemics:
The COVID-19 pandemic
is significantly affecting our operations, business and financial condition. Our liquidity could also be negatively impacted by the
COVID-19
pandemic, particularly if the U.S. economy remains unstable for a significant amount of time.
On January 31, 2020, HHS declared a national public health emergency (“PHE”) due to a novel coronavirus. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19,
a disease caused by this novel coronavirus, a pandemic. This disease continues to spread throughout the United States and other parts of the world.
The COVID-19 pandemic
is significantly affecting our employees, patients, hospitals, communities and business operations, as well as the U.S. economy and financial markets. As the COVID-19 crisis
continues to evolve, the full extent to which
the COVID-19 outbreak
will impact our business, results of operations, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted. For example, we are not able to predict or control the severity or duration of the pandemic, including whether there will be additional periods of increases in the number of
COVID-19
cases in areas in which we operate, the rollout and availability of effective medical treatments and vaccines, the efficacy of public health controls, including vaccines, or the impact of any mutations of the virus. Florida and Texas, our two largest markets, have been and may in the future be “hot spots” of the
COVID-19
pandemic. Due to the concentration of our hospitals in Texas and Florida, we are particularly sensitive to the increase in
COVID-19
cases in those states where the pandemic could have a disproportionate effect on our business.
We have been working with federal, state and local health authorities to respond to COVID-19 cases
in the markets we serve and continue to take and support measures to try to limit the spread of the virus and to mitigate the burden on the health care system. For example, we are subject to
COVID-19
data reporting requirements, and some states are requiring hospitals to maintain a reserve of PPE and mandating
COVID-19
screening for new patients and certain hospital staff. CMS has made
COVID-19
data reporting requirements a Medicare condition of participation for hospitals, such that noncompliance with these requirements could result in termination from the Medicare program. We have incurred and will continue to incur additional costs related to protecting the health and well-being and meeting the needs of our patients, employees, medical staff members and contractors, including pandemic pay programs, hoteling our staff and additional scrub laundering. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. Further, our management is focused on mitigating the impact of the
COVID-19
pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise, which may impact our ability to properly prioritize and successfully execute on the Company’s other strategic initiatives.
As a front line provider of health care services, we have been and will continue to be impacted by the health and economic effects of COVID-19.
Although we are implementing considerable safety measures, treatment of COVID-19 patients
has associated risks to our employees, patients and physicians. These risks, and how clinical staff perceive and respond to them, may adversely affect our operating capacity. Despite considerable efforts to source vital supplies, we have experienced and may continue to experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals and medical supplies, particularly PPE, and we may experience shortages. Our current PPE inventory is satisfactory, but we cannot be certain that our supplies will remain sufficient in the future. In addition, restrictive measures taken to address the
COVID-19
pandemic may impact the availability of employed and contract labor staffing for corporate support services, including, but not limited to, coding, billing, collection and other business office functions, which could adversely affect our execution of established control procedures that may not be sufficiently mitigated through execution of our business continuity plans. Staffing, equipment, laboratory resources and pharmaceutical and medical supplies shortages may impact our ability to schedule, admit and treat patients. The
COVID-19
pandemic has also resulted in an increased number of early retirements in our workforce and resulted in fewer graduate nurses being able to enter the workforce. The combined impact of these factors, despite our efforts to mitigate their effect, could result in reduced employee morale and increased exposure to labor unrest, work stoppages or other workforce disruptions.
Restrictions on elective procedures, travel bans, social distancing, quarantines and stay-at-home
and
shelter-in-place
orders, and other restrictive measures have reduced, and may in the future reduce, the volume of procedures performed at our facilities, as well as the volume of emergency room and physician office visits unrelated to COVID-19.
In the last two weeks of March 2020 and in the second quarter of 2020, we cancelled a substantial amount of elective procedures at our facilities and closed or reduced operating hours at a significant number of our surgery centers that specialize in elective procedures, resulting in significantly reduced patient volumes and operating revenues. We may continue to cancel elective procedures and close or reduce operating hours at our facilities in the future. Some state and local governments are limiting hospital volume by requiring a minimum percentage of vacant beds in case of a surge in
COVID-19
patients. Although some social contact restrictions have eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, some restrictions remain in place. Further closings and restrictions on hours and services may be imposed or re-imposed
for an unpredictable amount of time in connection with increasing or fluctuating
COVID-19
cases. We are currently selectively suspending elective procedures at certain facilities based upon local
COVID-19
volume trends, bed capacity and staffing levels. It is unclear whether certain markets, such as Florida and Texas, will continue to experience periods of increases or spikes in the number of
COVID-19
cases. During the second half of 2020, we believe
COVID-19
cases at our hospitals contributed to an increase in patient acuity and led to an increase in reimbursements. However, the impacts of
COVID-19
in future periods may vary, could exert unpredictable and potentially negative effects on clinical performance metrics that impact reimbursement levels and could adversely affect our results of operations.

Some individuals may choose to postpone medical care (including long-term care) for an undetermined period of time even in the absence of government or industry-adopted restrictions. At this time, we believe that certain of the patient volume declines we are experiencing reflect a deferral of health care services utilization to a later period, rather than a permanent reduction in demand for our services; however, we cannot provide assurances as to the recovery of pre-pandemic patient
volumes or the ultimate impact on demand. Further, our patient volumes may be adversely impacted by the expanded use of telehealth services from other providers as a result of reduced regulatory barriers on the use and reimbursement of telehealth services and individuals becoming more comfortable with receiving remote care. The Company may not be able to timely innovate its strategies and technologies to meet changing consumer demands as a result of the
COVID-19
pandemic.
Broad economic factors resulting from the
current COVID-19 pandemic,
including high unemployment and underemployment rates and reduced consumer spending and confidence, also affect our service mix, revenue mix, payer mix and patient volumes, as well as our ability to collect outstanding receivables. Business closings and layoffs in the areas where we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. In addition, our results and financial condition may be adversely affected by federal, state or local laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic
or the U.S. health care system, which could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow. We may also be subject to claims from patients, employees and others exposed to COVID-19 at
our facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such claims will be filed or the outcome of such claims if filed. Our professional and general liability insurance, a portion of which is provided through a 100% owned insurance subsidiary, may not cover all claims against us.
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
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic
could heighten the risks in certain of the other risk factors described in this annual report on
Form 10-K,
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
In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. The Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act and the CAA, both expansions of the CARES Act that include additional emergency appropriations, were signed into law on April 24, 2020 and December 27, 2020, respectively. In total, the CARES Act, the PPPHCE Act, and the CAA authorize $178 billion in funding to be distributed to hospitals and other health care providers through the Public Health and Social Services Emergency Fund (“PHSSEF”), also known as the Provider Relief Fund. These funds are intended to reimburse eligible providers and suppliers for healthcare-related expenses or lost revenues attributable to COVID-19.

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
The CARES Act also makes other forms of financial assistance available to health care providers, including Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers. CMS is no longer accepting applications from hospitals and other Medicare Part A providers for accelerated payments and has suspended the advance payment program for physicians and other Medicare Part B providers. Recoupment of accelerated payments was due to begin in August 2020, but CMS has delayed the recoupment process for these payments, based on amended repayment terms imposed by the Continuing Appropriations Act, 2021 and Other Extensions Act, enacted October 1, 2020, until one year after payment was issued. However, repayments can be made at any time.
During 2020, we received approximately $4.4 billion of accelerated Medicare payments and approximately $1.8 billion in general and targeted distributions from the Provider Relief Fund, both as provided for and established under the CARES Act. During October 2020, we announced our decision to return, or repay early, all of our share of the Provider Relief Fund distributions and all of the Medicare accelerated payments. During the fourth quarter of 2020, we returned, or repaid early, approximately $6.1 billion of these funds.
In addition to financial assistance, the CARES Act and related legislation include provisions intended to increase access to medical supplies and equipment and ease financial, legal and regulatory burdens on health care providers. For example, the CARES Act, the CAA and related legislation suspend the Medicare sequestration payment adjustment from May 1, 2020 through March 31, 2021 (but extend sequestration through 2030), provide for a 20%
add-on
payment under the hospital inpatient PPS for care provided to patients with
COVID-19,
expand access to and payment for telehealth services under Medicare, prioritize review of drug applications to help with shortages of emergency drugs, delay Medicaid DSH reductions, and provide funding to reimburse providers for conducting
COVID-19
testing for the uninsured. HHS and CMS have announced other flexibilities for health care providers in response to
COVID-19,
such as extensions for and relief from data submission requirements for providers participating in certain quality reporting programs. It is unclear how changes to these and other value-based programs will affect our financial condition.
Due to the recent enactment of the CARES Act, the PPPHCE Act, the CAA and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation, and the
COVID-19
pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the PHE, and it is unclear whether or for how long the PHE declaration will be extended. The current PHE determination expires April 21, 2021. The HHS Secretary may choose to renew the PHE declaration for successive
90-day
periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the PHE no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, PPPHCE Act, the CAA or future legislation, if any, or whether we shall retain, return or repay any future assistance, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability or willingness to retain assistance), the amount of total stimulus funding we will receive or our eligibility to participate in such stimulus funding. For time periods prior to returning Provider Relief Funds, with respect to future assistance, if any, we do not return, and in those cases where our partners retain such assistance, we will continue to monitor our compliance with the terms and conditions of the Provider Relief Fund, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to
COVID-19.
If we are unable to attest to or comply with current or future terms and conditions with respect to any assistance not voluntarily returned for our less-than-wholly owned partnerships, our ability to retain some or all of the distributions received may be impacted. We will continue to assess the potential impact of COVID-19 and
government responses to the pandemic on our business, results of operations, financial condition and cash flows.
The emergence and effects related to a potential future pandemic, epidemic or outbreak of an infectious disease could adversely affect our operations.
If a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in health care facilities, especially hospitals that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. If any of our facilities were involved, or perceived as being involved, in treating patients from such an infectious disease, patients might cancel elective procedures or fail to seek needed care at our facilities, and our reputation may be negatively affected. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic, or outbreak. Further, a pandemic, epidemic or outbreak might adversely affect our operations by causing a temporary shutdown or diversion of patients, disrupting or delaying production and delivery of materials and products in the supply chain or causing staffing shortages in our facilities. We have disaster plans in place and operate pursuant to infectious disease protocols, but the potential emergence of a pandemic, epidemic or outbreak, as well as the public’s and the government’s response to the pandemic, epidemic, or outbreak, is difficult to predict and could adversely affect our operations.
Risks related to our indebtedness:
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of December 31, 2020, our total indebtedness was $31.004 billion. As of December 31, 2020, we had availability of $1.962 billion under our senior secured revolving credit facility, $3.750 billion under our senior secured asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations and $2.000 billion under our senior secured
364-day
term loan facility (which was terminated during January 2021). Our high degree of leverage could have important consequences, some of which may be exacerbated by the impact of the
COVID-19
pandemic, including:

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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, including the impact of the
COVID-19
pandemic, and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
As of December 31, 2020, we had $3.671 billion of borrowings under our senior secured credit facilities that bore interest at a floating rate based on LIBOR and $7.712 billion of unfunded commitments under those facilities. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of LIBOR, has published a consultation regarding its intention to continue publication of certain LIBOR tenors by 18 months to June 2023. Notwithstanding this possible extension, a joint statement by key regulatory authorities called on banks to cease entering into new contracts that use LIBOR as a reference rate by no later than December 31, 2021, and it is impossible to predict whether LIBOR rates will continue to be published or supported after the end of 2021. If LIBOR becomes unavailable, the interest rate applicable to our floating rate debt will be calculated based on an alternative, comparable or successor rate, which may have a material adverse impact on the cost of the floating rate portion of our indebtedness. The timing and result of the phase out of LIBOR are unclear, and efforts of industry groups to develop a suitable successor are not guaranteed to result in a viable or widely adopted replacement for LIBOR. If LIBOR becomes unavailable before a suitable replacement is widely adopted, it could have a material adverse impact on the availability of floating rate financing.
As of December 31, 2020, we also had $2.500 billion of interest rate swap agreements based on LIBOR. If LIBOR becomes unavailable, it is unclear how payments under those agreements would be calculated. The

International Swaps and Derivatives Association has published a standard protocol addressing the expected discontinuation of LIBOR, but there can be no assurance that such a protocol will be implemented with respect to our swap agreements.
Risks related to governmental regulation and other legal matters:
Our results of operations may be adversely affected by health care reform efforts, including court challenges to, and efforts to repeal, replace or otherwise significantly change the Affordable Care Act. We are unable to predict what, if any, and when such changes will be made in the future.
In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Affordable Care Act. The Affordable Care Act affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. However, there is uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges. For example, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. A number of members of Congress have stated their desire to repeal or make additional significant changes to the Affordable Care Act, its implementation or interpretation. Effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was eliminated. As a result of this change, in December 2018, the United States District Court for the North District of Texas found the individual mandate to be unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On November 10, 2020, the U.S. Supreme Court heard oral arguments regarding this case, and the law remains in place pending the appeals process. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased, either of which may have an adverse effect on our business.
There is uncertainty regarding whether, when, and how the Affordable Care Act may be further changed, the ultimate outcome of court challenges and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business. There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on providers and other health care industry participants. Further, the potential impact of the 2020 federal election on health reform efforts is unknown. Some members of Congress have proposed measures that would expand government-sponsored coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and some states are considering similar measures. CMS has indicated that it intends to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have also signaled interest in changing Medicaid payment models. Other health reform initiatives and proposals, such as the limitations and prohibitions on surprise billing imposed by the No Surprises Act, enacted as part of the CAA, may impact prices, our relationships with patients, payers or ancillary providers (such as anesthesiologists, radiologists, and pathologists), and our competitive position. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Health care reform initiatives, including changes to or repeal or invalidation of the Affordable Care Act, may have an adverse effect on our business, results of operations, cash flow, capital resources, and liquidity.

Changes in government health care programs may adversely affect our revenues.
A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 42.7% of our revenues from the Medicare and Medicaid programs in 2020. Changes in government health care programs, including Medicaid waiver programs, may reduce the reimbursement we receive and could adversely affect our business and results of operations. The Affordable Care Act has made significant changes to Medicare and Medicaid, and future health reform efforts or further efforts to repeal or significantly change the Affordable Care Act may impact these programs.
In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. Congress has established automatic spending reductions that extend through 2030. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. While this reduction has been suspended by the CARES Act and related legislation, it is scheduled to be reinstated April 1, 2021. We are unable to predict what other deficit reduction initiatives may be proposed by Congress. These reductions are in addition to reductions mandated by the Affordable Care Act and other laws. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the
MS-DRG
system and other payment systems, which may result in reduced Medicare payments. For example, CMS plans to use data that hospitals are required to report to CMS for cost reports ending on or after January 1, 2021 regarding their median negotiated charges by
MS-DRG
for Medicare Advantage payers to determine
MS-DRG
relative weights beginning in 2024. We cannot predict how this change might impact Medicare payment in the future, but the scope and magnitude have the potential to be material to our business. Further, under a site neutrality policy, clinic visit services provided by off-campus
provider-based departments that were formerly paid under the outpatient PPS are now paid under the Physician Fee Schedule, subject to certain exceptions that were phased out through calendar years 2019 and 2020. CMS has also issued final rules reducing Medicare payment rates under the outpatient PPS for drugs obtained under the 340B Drug Pricing Program. CMS is also considering proposals to reduce drug costs such as the most-favored nation drug pricing model that would align payment for the 50 Medicare Part B drugs with the highest expenditures to the payment amounts for those drugs in international markets. CMS may implement further changes to how items or services are reimbursed that result in payment reductions for other services.
Because most states must operate with balanced budgets and the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs, dis-enroll
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
The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	appropriateness and classification of level of care provided, including proper classification of inpatient admissions, observation services and outpatient care;

•	relationships with physicians and other referral sources and referral recipients;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	issues associated with the confidentiality, maintenance, interoperability, exchange, data breach, identity theft and security of health-related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure, certification and enrollment with government programs;

•	hospital rate or budget review;

•	debt collection, limits or prohibitions on balance billing and billing for out of network services;

•	communications with patients and consumers;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors;

•	addition of facilities and services; and

•	environmental protection.
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
A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data. For example, the CCPA, which affords consumers expanded privacy protections such as the right to know what personal information is collected and how it is used, went into effect on January 1, 2020 and was recently significantly amended by the CPRA, which will go into effect on January 1, 2022. California residents also have the right to request that a business delete their personal information unless it is necessary for the business to maintain for certain purposes, to direct a business to correct errors in their personal information, and to restrict the use and disclosure of sensitive information. They have the right to know if their personal information is being sold or shared and the right to opt-out
of the sale or disclosure. Failure to comply with the CCPA and CPRA may result in regulator enforcement action and damage to our reputation. The CPRA creates a new regulator responsible for enforcement of the CPRA, and enforcement priorities of this new regulatory body have yet to be determined. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The potential effects of this legislation are far-reaching
and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. The GDPR contains stricter privacy restrictions than laws and regulations in the United States and provides for significant fines in the event of violations. These administrative fines are based on a multi-factored approach. Moreover, rules for data transfers outside of the United Kingdom and European Economic Area have changed significantly with Brexit and a recent Court of European Justice decision, and are subject to further revision and updated regulator guidance, making necessary compliance measures challenging to ascertain and implement with respect to our United Kingdom operations. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions, which could impact our operations and cause us to incur substantial costs.
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
We engage in consumer debt collection for HCA-affiliated hospitals and certain non-affiliated hospitals. We also engage in credit reporting for certain non-affiliated hospitals. The federal Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the TCPA restrict the methods that companies may use to contact and seek payment from consumer debtors regarding past due accounts and to report to consumer reporting agencies on the status of those accounts. Many states impose additional requirements on debt collection and credit reporting practices, and some of those requirements may be more stringent than the federal requirements.
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
We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of, or amendments to, these or other laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these or other laws, or the public announcement that we are being investigated for possible violations of these or other laws, could have a material, adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.
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
We may incur additional tax liabilities.
We are subject to tax in the United States as well as those states and foreign jurisdictions in which we do business. Changes in tax laws, including increases in tax rates, or interpretations of tax laws by taxing authorities or other standard setting bodies could increase our tax obligations and have a material, adverse impact on our results of operations.
We are also subject to examination by federal, state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the Internal Revenue Service (“IRS”), state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.
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
Risks related to human capital:
Our labor costs may be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.
Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers. The
COVID-19
pandemic has exacerbated workforce competition and shortages. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If there is additional union organizing activity or a significant portion of our employee base unionizes, it is possible our labor costs could increase. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to offset these increased costs as a significant percentage of our revenues consists of fixed, prospective payments. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.
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
Risks related to technology, data privacy and cybersecurity:
We may not be reimbursed for the cost of expensive, new technology.
As health care technology continues to advance, the price of purchasing such new technology has significantly increased for providers. Some payers have not adapted their payment systems to adequately cover the cost of these technologies for providers and patients. If payers do not adequately reimburse us for these new technologies, we may be unable to acquire such technologies or we may nevertheless determine to acquire or utilize these technologies in order to treat our patients. In either case, our results of operations and financial position could be adversely affected.

A cybersecurity incident could result in the compromise of our facilities, confidential data or critical data systems. A cybersecurity incident could also give rise to potential harm to patients; remediation and other expenses; and exposure to liability under HIPAA, consumer protection laws, common law theories or other laws. Such incidents could subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
We, directly and through third-party vendors, collect and store on our networks and devices sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. We have made significant investments in technology to adopt and meaningfully use EHR and in the use of medical devices that store sensitive data and are integral to the provision of patient care. In addition, medical devices manufactured by third parties that are used within our facilities are increasingly connected to the internet, hospital networks and other medical devices. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems and devices against us or our third-party vendors create risk of cybersecurity incidents, including ransomware, malware and phishing incidents. The volume and intensity of cyberattacks on hospitals and health systems continues to increase. We are regularly the target of attempted cybersecurity and other threats that could have a security impact, and we expect to continue to experience an increase in cybersecurity threats in the future. There can be no assurance that we or our third-party vendors will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, along with their increased volume and sophistication, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or incidents. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security, breach notification and consumer protection laws, common law theories or other applicable laws; (v) reputational damage; and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.
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
Century Cures Act prohibits information blocking by health care providers and certain other entities, which is defined as engaging in activities likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Current and future initiatives related to health care technology and interoperability may require changes to our operations, impose new and complex compliance obligations and require investments in infrastructure. We may be subject to financial penalties or other disincentives or experience reputational damage for failure to comply. It is difficult to predict how these initiatives will affect our relationships with providers and vendors, participation in health care information exchanges or networks, the exchange of patient data, and patient engagement.
Risks related to operations, strategy, demand and competition:
Our hospitals face competition for patients from other hospitals and health care providers.
The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the communities we serve provide services similar to those offered by our hospitals. CMS publicizes on its Hospital Compare website performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with their Medicare reimbursement. The Hospital Compare website provides an overall rating that synthesizes various quality measures into a single star rating for each hospital. Federal law provides for the future expansion of the number of quality measures that must be reported. Further, hospitals are currently required by law to publish online a list of their standard charges for items and services. A CMS final rule implements expanded transparency requirements beginning in 2021. The rule was recently upheld by the D.C. Circuit Court of Appeals. It is unclear whether the final rule will be subject to further court challenges or other changes under the Biden administration. If any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or on patient satisfaction surveys, or if our standard charges are higher or are perceived to be higher than our competitors, our competitive position could be negatively affected.
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
The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2020, estimated implicit price concessions of $6.108 billion had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect. The estimated cost of total uncompensated care was $3.483 billion for 2020, $3.733 billion for 2019 and $3.318 billion for 2018.
Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in total uncompensated care as a result of a number of factors, including conditions impacting the overall economy and high unemployment, both of which have been, and may continue to be, negatively impacted by the
COVID-19
pandemic. Effective January 2019, Congress eliminated the financial penalty associated with the Affordable Care Act’s individual mandate. Further, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We are unable to predict what, if any, and when such changes will be made in the future.

We provide uninsured discounts and charity care for individuals, including for those residing in states that choose not to implement the Medicaid expansion or that modify the terms of the program, for undocumented aliens who are not permitted to enroll in an Exchange or government health care programs and for certain others who may not have insurance. Some patients may choose to enroll in lower cost Medicaid plans or other health insurance plans with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of health plan structures that shift greater payment responsibility for care to individuals through greater exclusions and copayment and deductible amounts.
If our volume of patients with private health insurance coverage declines or we are unable to retain and negotiate favorable contracts with private third-party payers, including managed care plans, our revenues may be reduced.
Broad economic factors resulting from the
COVID-19
pandemic, including increased unemployment rates and reduced consumer spending, the continued shift to an outpatient setting and the aging population may impact our revenue mix. Private third-party payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid or other government health care programs. Reimbursement rates are set forth by contract when our facilities are in-network,
and payers utilize plan structures to encourage or require the use of in-network
providers. Revenues derived from private third-party payers (domestic only) accounted for 51.5%, 51.6% and 52.4% of our revenues for 2020, 2019 and 2018, respectively. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects the revenues and operating results of our facilities.
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
Volume, admission and
case-mix
trends may be impacted by other factors beyond our control, such as changes in volume of certain high acuity services, variations in the prevalence and severity of outbreaks of influenza and other illnesses, such as
COVID-19,
and medical conditions, seasonal and severe weather conditions, changes in treatment regimens and medical technology and other advances. Further, the Medicare program’s three-year phase out and eventual elimination of the Inpatient Only List, a list of surgeries and procedures that are only covered by Medicare when provided in an inpatient setting, may reduce inpatient volumes. These factors may reduce the demand for services we offer and decrease the reimbursement that we receive. Significant limits on the scope of services reimbursed, cost controls, changes to physician utilization practices, treatment methodologies, reimbursement rates and fees and other factors beyond our control could have a material, adverse effect on our business, financial position and results of operations.
We may encounter difficulty acquiring hospitals and other health care businesses and challenges integrating the operations of acquired hospitals and other health care businesses and become liable for unknown or contingent liabilities as a result of acquisitions.
A component of our business strategy is acquiring hospitals and other health care businesses. We may encounter difficulty acquiring new facilities or other businesses as a result of competition from other purchasers that may be willing to pay purchase prices that are higher than we believe are reasonable. Some states require CONs in order to acquire a hospital or other facility, or to expand facilities or services. In addition, the acquisition of health care facilities often involves licensure approvals or reviews and complex change of ownership processes for Medicare and other payers. Further, many states have laws that restrict the conversion or sale of not-for-profit
hospitals to
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

Our facilities are heavily concentrated in Florida and Texas, which makes us sensitive to regulatory, economic, public health, environmental and competitive conditions and changes in those states.
We operated 185 hospitals at December 31, 2020, and 91 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented 49% of our consolidated revenues for the year ended December 31, 2020. This concentration makes us particularly sensitive to regulatory, economic, public health, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, public health, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.
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
HHS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 2% in each federal fiscal year. HHS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS estimates that $1.9 billion in value-based incentive payments will be available to hospitals in federal fiscal year 2021 based on achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise.
CMS has developed several alternative payment models that are intended to reduce costs and improve quality of care for Medicare beneficiaries and has signaled its intent to have states apply similar strategies in the Medicaid context. Examples of alternative payment models include bundled payment models in which, depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Generally, participation in bundled payment programs is voluntary, but CMS has required hospitals in selected markets to participate in a bundled payment initiative for specified orthopedic procedures, which is scheduled to run through September 30, 2021. CMS will require hospitals in selected markets to participate in bundled payment initiatives for end-stage renal disease treatment, which began January 1, 2021, and radiation oncology, beginning as early as January 1, 2022. CMS has indicated that it is developing more voluntary and mandatory bundled payment models. Participation in mandatory or voluntary demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.

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
Risks related to macroeconomic conditions:
Our overall business results may suffer during periods of general economic weakness.
Budget deficits at federal, state and local government entities have had a negative impact on spending, and may continue to negatively impact spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant third-party payer sources for our hospitals. The
COVID-19
pandemic has led, and may continue to lead, to a general worsening of economic conditions. In addition, we anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the United States population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible receivables.
We are exposed to market risk related to changes in the market values of securities and interest rates.
We are exposed to market risk related to changes in market values of securities. The
COVID-19
pandemic has increased volatility of the capital and credit markets and has led to a general worsening of economic conditions. The investments of our 100% owned insurance subsidiaries were $504 million at December 31, 2020. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2020, we had a net unrealized gain of $32 million on the insurance subsidiaries’ investment securities.
We are exposed to market risk related to market illiquidity. Investment securities of our insurance subsidiaries could be impaired by the inability to access the capital markets. Should the insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize credit-related impairments on long-term investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.
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
Risks related to ownership of our common stock:
There can be no assurance that we will continue to pay dividends.
In January 2018, the Board of Directors initiated a cash dividend program under which the Company commenced a regular quarterly cash dividend. However, in response to the
COVID-19
pandemic, the Company took the precautionary step to enhance its financial flexibility by suspending its quarterly dividend program in the second quarter of 2020. In February 2021, the Board of Directors approved the resumption of the Company’s quarterly cash dividend program following evaluation of the Company’s financial position.
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
On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and certain other investors. Through their investment in Hercules Holding II and other holdings, certain of the Frist-affiliated investors continue to hold a significant interest in our outstanding common stock (approximately 21% as of January 31, 2021). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II and the Frist-affiliated investors, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors and any transaction that requires stockholder approval.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2020:

State	Hospitals	Beds
Alaska	1	250
California	5	1,852
Colorado	7	2,451
Florida	45	12,491
Georgia	9	2,477
Idaho	2	454
Indiana	1	278
Kansas	4	1,374
Kentucky	2	384
Louisiana	3	923
Missouri	5	1,058
Nevada	3	1,452
New Hampshire	3	418
North Carolina	7	1,181
South Carolina	3	951
Tennessee	13	2,632
Texas	46	13,456
Utah	8	1,011
Virginia	11	3,284

International
England	7	888

	185	49,265

In addition to the hospitals listed in the above table, we directly or indirectly operate 121 freestanding surgery centers and 21 freestanding endoscopy centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and two of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes.
We maintain our headquarters in approximately 2,072,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.
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

Item 3.	Legal Proceedings
The information set forth in Note 11 – Contingencies in the notes to the consolidated financial statements is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant ’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During March 2020 in response to the risks the
COVID-19
pandemic presents to our business, we announced the suspension of our share repurchase programs. There were no share repurchases of our outstanding common stock during the second through fourth quarters of 2020. At December 31, 2020, we had $2.800 billion of repurchase authorization available under the January 2019 and 2020 authorizations. During February 2021, our Board of Directors authorized the resumption of the share repurchase program, and an additional $6 billion was authorized for repurchases of the Company’s outstanding common stock ($8.8 billion of total repurchase authorization including the February 2021 authorization).
Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). During January 2020, our Board of Directors declared one quarterly dividend of $0.43 per share on our common stock. In response to the
COVID-19
pandemic concerns, the Company suspended its quarterly dividend program for the second, third and fourth quarters of 2020. On February 1, 2021, our Board of Directors reinstated the quarterly dividend program and declared a quarterly dividend of $0.48 per share on our common stock payable on March 31, 2021 to stockholders of record at the close of business on March 17, 2021. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements. At the close of business on February 8, 2021, there were approximately 400 holders of record of our common stock.

STOCK PERFORMANCE GRAPH
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among HCA Healthcare, Inc., the S&P 500 Index and the S&P Health Care Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
HCA Healthcare, Inc.	$100.00	$109.45	$129.88	$186.23	$223.94	$250.01
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Health Care	100.00	97.31	118.79	126.47	152.81	173.36
The graph shows the cumulative total return to our stockholders beginning as of December 31, 2015 through December 31, 2020, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2015 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
None.

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
Forward-Looking Statements
This annual report on Form
10-K
includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) developments related to
COVID-19,
including, without limitation, the length and severity of the pandemic; the volume of canceled or rescheduled procedures and the volume of
COVID-19
patients cared for across our health systems; measures we are taking to respond to the
COVID-19
pandemic; the impact and terms of government and administrative regulation and stimulus (including the Families First Coronavirus Response Act, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021 and other enacted and potential future legislation); changes in revenues due to declining patient volumes, changes in payer mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions; and the timing and availability of effective medical treatments and vaccines, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the
COVID-19
pandemic which could impact us from a financial perspective, (3) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), including the effects of court challenges to, any repeal of, or changes to, the Affordable Care Act or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the
COVID-19
pandemic, (4) the effects related to the continued implementation of the sequestration spending reductions required under the Budget Control Act of 2011, and related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Forward-Looking Statements (continued)

underinsured population, (8) the highly competitive nature of the health care business, (9) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (10) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (11) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (12) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including economic and business conditions (and the impact thereof on the economy, financial markets and banking industry) resulting from the
COVID-19
pandemic, (16) the emergence of and effects related to other pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (25) changes in the U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in this annual report on Form
10-K.
As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19
Pandemic and CARES Act Funding
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies that were implemented by federal, state and local governments in response to the
COVID-19
pandemic, including policies that have caused many people to remain at home, forced the closure of or limitations on certain businesses, and suspended elective surgical procedures by health care facilities. While many of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, restrictions remain in place or may be adopted or re-imposed,
and the possibility exists that the public, particularly segments with a high mortality risk, could remain wary of real or perceived opportunities for exposure to the virus. We are unable to predict the future impact of the pandemic on our operations.
During 2020, we received approximately $4.4 billion of accelerated Medicare payments and approximately $1.8 billion in general and targeted distributions from the Provider Relief Fund, both as provided for and established under the CARES Act. During October 2020, we announced our decision to return, or repay early, all of our share of the Provider Relief Fund distributions and all of the Medicare accelerated payments. During the

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
COVID-19
Pandemic and CARES Act Funding (continued)

fourth quarter of 2020, we returned, or repaid early, approximately $6.1 billion of these funds. The unreturned Provider Relief Funds of $83 million, related to amounts received by certain of our partnership entities, are recorded under the caption “other accrued expenses” in our consolidated balance sheet at December 31, 2020. Our share of these funds will be returned in 2021 after final determination of amounts earned and distributable to the members of each respective partnership.
We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to: the severity or duration of the pandemic, including whether there will be additional periods of increases in the number of COVID-19 cases in the areas in which we operate, the rollout and availability of effective medical treatments and vaccines, the efficacy of public health controls, including vaccines, and the impact of any mutations of the virus; the scope and duration of stay-at-home
practices and business closures and restrictions; recommended or required suspensions of elective procedures, continued declines in patient volumes for an indeterminable length of time; increases in the number of uninsured and underinsured patients as a result of higher sustained rates of unemployment; incremental expenses required for supplies and personal protective equipment; and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate how long or how severely the pandemic will impact our business. If we experience declines in cash flows and results of operations, such declines could have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.
2020 Operations Summary
Net income attributable to HCA Healthcare, Inc. totaled $3.754 billion, or $10.93 per diluted share, for 2020, compared to $3.505 billion, or $10.07 per diluted share, for 2019. The 2020 results included $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, as provided for by the CARES Act. The 2020 results also include losses on sales of facilities of $7 million, or $0.02 per diluted share, and losses on retirement of debt of $295 million, or $0.66 per diluted share. The 2019 results include gains on sales of facilities of $18 million, or $0.04 per diluted share, and losses on retirement of debt of $211 million, or $0.47 per diluted share. Revenues for 2020 include $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods and $69 million, or $0.15 per diluted share, related to the resolution of transaction price differences regarding certain services performed in prior periods. Revenues for 2019 include $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain services performed in prior periods. During 2020 and 2019, we recorded reductions to the provision for professional liability risks of $112 million, or $0.25 per diluted share, and $50 million, or $0.11 per diluted share, respectively. Our provisions for income taxes for 2020 and 2019 included tax benefits of $92 million, or $0.27 per diluted share, and $65 million, or $0.19 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 343.605 million shares and 348.226 million shares for the years ended December 31, 2020 and 2019, respectively.
Revenues increased to $51.533 billion for 2020 from $51.336 billion for 2019. Revenues increased 0.4% and declined 0.1%, respectively, on a consolidated basis and on a same facility basis for 2020, compared to 2019. The consolidated revenues increase can be primarily attributed to the net impact of a 10.5% increase in revenue per equivalent admission offset by a 9.2% decline in equivalent admissions. The same facility revenues decline

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
2020 Operations Summary (continued)

resulted primarily from the net impact of a 9.3% decline in same facility equivalent admissions offset by a 10.1% increase in same facility revenue per equivalent admission.
During 2020, consolidated admissions declined 4.7% and same facility admissions declined 4.8%, compared to 2019. Inpatient surgical volumes declined 7.8% on both a consolidated basis and on a same facility basis during 2020, compared to 2019. Outpatient surgical volumes declined 12.6% on a consolidated basis and declined 12.4% on a same facility basis during 2020, compared to 2019. Emergency room visits declined 18.7% on a consolidated basis and declined 18.8% on a same facility basis during 2020, compared to 2019.
The estimated cost of total uncompensated care declined $250 million for 2020, compared to 2019. Consolidated and same facility uninsured admissions both declined 7.0%, and consolidated and same facility uninsured emergency room visits declined 20.9% and 21.0%, respectively, for 2020, compared to 2019.
Interest expense totaled $1.584 billion for 2020, compared to $1.824 billion for 2019. The $240 million decline in interest expense for 2020 was due to declines in both the average debt balance and the effective interest rate.
Cash flows from operating activities increased $1.630 billion, from $7.602 billion for 2019 to $9.232 billion for 2020. The increase in cash flows from operating activities was primarily related to the increase in net income, excluding losses and gains on sales of facilities and losses on retirement of debt, of $330 million and positive changes in working capital items of $1.366 billion, primarily from the increases in accounts payable and accrued expenses and the collection of accounts receivable.
Business Strategy
We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business and creating long-term value for our stockholders. We strive to be the provider system of choice in the communities we serve and to support our operations with unique enterprise capabilities and best in class economies of scale. To achieve these objectives, we align our efforts around the following growth agenda:
Grow Our Presence in Existing Markets.
We believe we are well positioned in a number of large and growing markets that will allow us the opportunity to generate long-term, attractive growth through the expansion of our presence in these markets. We plan to continue recruiting and strategically collaborating with the physician community and developing comprehensive service lines such as cardiology, neurology, oncology, orthopedics and women’s services. Additional components of our growth strategy include providing access and convenience through developing various outpatient facilities, including, but not limited to surgery centers, urgent care clinics, freestanding emergency care facilities and imaging centers, as well as seeking to improve coordination of care and patient retention across our markets.
Achieve Industry-Leading Performance in Clinical, Operational and Satisfaction Measures.
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
Patients treated at hospitals for
non-elective
care, who have income at or below 400% of the federal poverty level, were eligible for charity care, and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. Patients treated at hospitals for non-elective care, who have income above 400% of the federal poverty level, were eligible for certain other discounts which limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. We apply additional discounts to limit patient responsibility for certain emergency services. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. We may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the respective year resulted in net increases to revenues of $70 million, $51 million and $29 million in 2020, 2019 and 2018, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in a net reduction to revenues of $5 million in 2020 and net increases to revenues of $13 million and $51 million in 2019 and 2018, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements will result in net increases to revenues generally similar to the amounts recorded during these years.
Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the age of those accounts. Accounts are written off when all reasonable collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies and Estimates (continued)

Revenues (continued)

in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period
comparisons of our revenues. At December 31, 2020 and December 31, 2019, estimated implicit price concessions of $6.108 billion and $6.953 billion, respectively, had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect.
To quantify the total impact of and trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2020	2019	2018
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$44,271	$44,118	$40,035

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.0%	12.0%	12.4%

Total uncompensated care	$29,029	$31,105	$26,757
Multiply by the cost-to-charges ratio	12.0%	12.0%	12.4%

Estimated cost of total uncompensated care	$3,483	$3,733	$3,318

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
Professional Liability Claims
We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence, subject, in most cases, to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We purchase excess insurance on an occurrence reported basis for losses in excess of $50 million per occurrence. Provisions for losses related to professional liability risks were $435 million, $497 million and $447 million for the years ended December 31, 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018, we recorded reductions to the provision for professional liability risks of $112 million, $50 million and $70 million, respectively, due to the receipt of updated actuarial information.
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
Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.710 billion to $2.050 billion at December 31, 2020 and $1.589 billion to $1.903 billion at December 31, 2019. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $26 million or reduce the reserve estimate by $25 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $126 million or reduce the reserve estimate by $116 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.
The reserves for professional liability risks cover approximately 2,300 individual claims at both December 31, 2020 and 2019 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately four years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution
timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.
Reserves for professional liability risks were $1.963 billion and $1.827 billion at December 31, 2020 and 2019, respectively. The current portion of these reserves, $477 million and $457 million at December 31, 2020 and 2019, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $39 million and $46 million receivable under reinsurance and excess insurance contracts at December 31, 2020 and 2019, respectively) were $1.924 billion and $1.781 billion at December 31, 2020 and 2019, respectively. The estimated total net reserves for professional liability risks at December 31, 2020 and 2019 are

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies and Estimates (continued)

Professional Liability Claims (continued)

comprised of $833 million and $695 million, respectively, of case reserves for known claims and $1.091 billion and $1.086 billion, respectively, of reserves for incurred but not reported claims.
Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2020	2019	2018
Net reserves for professional liability claims, January 1	$1,781	$1,692	$1,603
Provision for current year claims	519	499	486
Favorable development related to prior years’ claims	(84)	(2)	(39)

Total provision	435	497	447

Payments for current year claims	5	8	3
Payments for prior years’ claims	287	400	355

Total claim payments	292	408	358

Net reserves for professional liability claims, December 31	$1,924	$1,781	$1,692

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
Revenues increased 0.4% to $51.533 billion for 2020 from $51.336 billion for 2019 and increased 10.0% for 2019 from $46.677 billion for 2018. The increase in revenues in 2020 can be primarily attributed to the net impact of a 10.5% increase in revenue per equivalent admission offset by a 9.2% decline in equivalent admissions compared to the prior year. The increase in revenues in 2019 can be primarily attributed to the combined impact of a 3.2% increase in revenue per equivalent admission and a 6.6% increase in equivalent admissions compared to the prior year.
Same facility revenues declined 0.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019 and increased 5.9% for the year ended December 31, 2019 compared to the year ended December 31, 2018. The 0.1% decline for 2020 can be primarily attributed to the net impact of a 9.3% decline in same facility equivalent admissions offset by a 10.1% increase in same facility revenue per equivalent admission and. The 5.9% increase for 2019 can be primarily attributed to the combined impact of a 2.3% increase in same facility revenue per equivalent admission and a 3.5% increase in same facility equivalent admissions.
Consolidated admissions declined 4.7% during 2020 compared to 2019 and increased 5.2% during 2019 compared to 2018. Consolidated surgeries declined 10.9% during 2020 compared to 2019 and increased 3.7% during 2019 compared to 2018. Consolidated emergency room visits declined 18.7% during 2020 compared to 2019 and increased 4.5% during 2019 compared to 2018.
Same facility admissions declined 4.8% during 2020 compared to 2019 and increased 2.8% during 2019 compared to 2018. Same facility surgeries declined 10.7% during 2020 compared to 2019 and increased 1.4% during 2019 compared to 2018. Same facility emergency room visits declined 18.8% during 2020 compared to 2019 and increased 2.8% during 2019 compared to 2018.
Same facility uninsured emergency room visits declined 21.0% and same facility uninsured admissions declined 7.0% during 2020 compared to 2019. Same facility uninsured emergency room visits increased 3.9% and same facility uninsured admissions increased 3.7% during 2019 compared to 2018.
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the years ended December 31, 2020, 2019 and 2018 are set forth below.

	Years Ended December 31,
	2020	2019	2018
Medicare	26%	29%	30%
Managed Medicare	20	18	17
Medicaid	5	5	5
Managed Medicaid	12	12	12
Managed care and insurers	29	28	28
Uninsured	8	8	8

	100%	100%	100%

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, and managed care and insurers for the years ended December 31, 2020, 2019 and 2018 are set forth below.

	Years Ended December 31,
	2020	2019	2018
Medicare	27%	28%	28%
Managed Medicare	15	15	14
Medicaid	5	5	4
Managed Medicaid	6	5	6
Managed care and insurers	47	47	48

	100%	100%	100%

At December 31, 2020, we owned and operated 45 hospitals and 31 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $11.442 billion, $11.494 billion and $10.892 billion for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, we owned and operated 46 hospitals and 32 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $13.528 billion, $13.101 billion and $12.023 billion for the years ended December 31, 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018, 56%, 56% and 57% of our admissions and 49%, 48% and 49%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 72%, 72% and 70% of our uninsured admissions during 2020, 2019 and 2018, respectively.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental waiver payments of $599 million, $416 million and $450 million during 2020, 2019 and 2018, respectively.
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

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Operating Results Summary
The following are comparative summaries of operating results and certain operating data for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

	2020		2019		2018
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues	$51,533	100.0	$51,336	100.0	$46,677	100.0

Salaries and benefits	23,874	46.3	23,560	45.9	21,425	45.9
Supplies	8,369	16.2	8,481	16.5	7,724	16.5
Other operating expenses	9,307	18.1	9,481	18.5	8,608	18.5
Equity in earnings of affiliates	(54)	(0.1)	(43)	(0.1)	(29)	(0.1)
Depreciation and amortization	2,721	5.3	2,596	5.0	2,278	4.9
Interest expense	1,584	3.1	1,824	3.6	1,755	3.8
Losses (gains) on sales of facilities	7	—	(18)	—	(428)	(0.9)
Losses on retirement of debt	295	0.6	211	0.4	9	—

	46,103	89.5	46,092	89.8	41,342	88.6

Income before income taxes	5,430	10.5	5,244	10.2	5,335	11.4
Provision for income taxes	1,043	2.0	1,099	2.1	946	2.0

Net income	4,387	8.5	4,145	8.1	4,389	9.4
Net income attributable to noncontrolling interests	633	1.2	640	1.3	602	1.3

Net income attributable to HCA Healthcare, Inc.	$3,754	7.3	$3,505	6.8	$3,787	8.1

% changes from prior year:
Revenues	0.4%		10.0%		7.0%
Income before income taxes	3.6		(1.7)		21.8
Net income attributable to HCA Healthcare, Inc.	7.1		(7.4)		70.9
Admissions(a)	(4.7)		5.2		3.5
Equivalent admissions(b)	(9.2)		6.6		4.1
Revenue per equivalent admission	10.5		3.2		2.8
Same facility % changes from prior year(c):
Revenues	(0.1)		5.9		6.5
Admissions(a)	(4.8)		2.8		2.5
Equivalent admissions(b)	(9.3)		3.5		2.5
Revenue per equivalent admission	10.1		2.3		3.9

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Operating Results Summary (continued)

Operating Data:
	2020	2019	2018
Number of hospitals at end of period	185	184	179
Number of freestanding outpatient surgical centers at end of period(a)	121	123	123
Number of licensed beds at end of period(b)	49,265	49,035	47,199
Weighted average beds in service(c)	42,246	41,510	39,966
Admissions(d)	2,009,909	2,108,927	2,003,753
Equivalent admissions(e)	3,312,330	3,646,335	3,420,406
Average length of stay (days)(f)	5.1	4.9	4.9
Average daily census(g)	27,734	28,134	26,663
Occupancy(h)	66%	68%	67%
Emergency room visits(i)	7,450,307	9,161,129	8,764,431
Outpatient surgeries(j)	882,483	1,009,947	971,537
Inpatient surgeries(k)	522,385	566,635	548,220
Days revenues in accounts receivable(l)	45	50	51
Outpatient revenues as a % of patient revenues(m)	35%	39%	38%

(a)	Excludes freestanding endoscopy centers (21 at December 31, 2020; 20 at December 31, 2019 and 19 at December 31, 2018).
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Represents the average number of beds in service, weighted based on periods owned.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

(f)	Represents the average number of days admitted patients stay in our hospitals.
(g)	Represents the average number of patients in our hospital beds each day.
(h)	Represents the percentage of hospital beds in service that are occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(i)	Represents the number of patients treated in our emergency rooms.
(j)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(k)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(l)
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

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Key Performance Indicators
We present certain metrics and statistical information that management uses when assessing our results of operations. We believe this information is useful to investors as it provides insight to how management evaluates operational performance and trends between reporting periods. Information on how these metrics and statistical information are defined is provided in the previous tables summarizing operating results and operating data.
Years Ended December 31, 2020 and 2019
Net income attributable to HCA Healthcare, Inc. totaled $3.754 billion, or $10.93 per diluted share, for 2020, compared to $3.505 billion, or $10.07 per diluted share, for 2019. The 2020 results included $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, as provided for by the CARES Act. The 2020 results also include losses on sales of facilities of $7 million, or $0.02 per diluted share, and losses on retirement of debt of $295 million, or $0.66 per diluted share. The 2019 results include gains on sales of facilities of $18 million, or $0.04 per diluted share, and losses on retirement of debt of $211 million, or $0.47 per diluted share. Revenues for 2020 include $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods and $69 million, or $0.15 per diluted share, related to the resolution of transaction price differences regarding certain services performed in prior periods. Revenues for 2019 include $86 million, or $0.19 per diluted share, related to the resolution of transaction price differences regarding certain services performed in prior periods. During 2020 and 2019, we recorded reductions to the provision for professional liability risks of $112 million, or $0.25 per diluted share, and $50 million, or $0.11 per diluted share, respectively. Our provisions for income taxes for 2020 and 2019 included tax benefits of $92 million, or $0.27 per diluted share, and $65 million, or $0.19 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 343.605 million shares and 348.226 million shares for the years ended December 31, 2020 and 2019, respectively.
During 2020, consolidated admissions declined 4.7% and same facility admissions declined 4.8% compared to 2019. Consolidated and same facility inpatient surgeries both declined 7.8% during 2020 compared to 2019. Emergency room visits declined 18.7% on a consolidated basis and declined 18.8% on a same facility basis during 2020 compared to 2019. We believe the declines in emergency room visits were primarily related to the COVID-19 pandemic and concerns regarding possible exposure to the virus.
Revenues increased 0.4% to $51.533 billion for 2020 from $51.336 billion for 2019. The increase in revenues was primarily due to the net impact of a 10.5% increase in revenue per equivalent admission offset by a 9.2% decline in equivalent admissions compared to 2019. Same facility revenues declined 0.1% due primarily to the net impact of a 9.3% decline in same facility equivalent admissions offset by a 10.1% increase in same facility revenue per equivalent admission compared to 2019. We believe the declines in equivalent admissions were primarily due to declines in the relative percentage of outpatient service volume due to restrictions on services for certain periods and the general concerns regarding exposure to the virus.
Salaries and benefits, as a percentage of revenues, were 46.3% in 2020 and 45.9% in 2019. Salaries and benefits per equivalent admission increased 11.6% in 2020 compared to 2019, with the increase being partially related to the 9.2% decline in equivalent admissions. Same facility labor rate increases averaged 2.9% for 2020 compared to 2019. Share-based compensation expense was $362 million in 2020 and $347 million in 2019.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Years Ended December 31, 2020 and 2019 (continued)

Supplies, as a percentage of revenues, were 16.2% in 2020 and 16.5% in 2019. Supply costs per equivalent admission increased 8.6% in 2020 compared to 2019. Supply costs per equivalent admission increased 5.5% for medical devices, 9.6% for pharmacy supplies and 10.6% for general medical and surgical items in 2020 compared to 2019.
Other operating expenses, as a percentage of revenues, were 18.1% in 2020 and 18.5% in 2019. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $435 million and $497 million for 2020 and 2019, respectively. During 2020 and 2019, we recorded reductions of $112 million, or $0.25 per diluted share, and $50 million, or $0.11 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.
Equity in earnings of affiliates was $54 million for 2020 and $43 million for 2019.
Depreciation and amortization, as a percentage of revenues, were 5.3% in 2020 and 5.0% in 2019. Depreciation expense was $2.693 billion for 2020 and $2.579 billion for 2019, and the $114 million increase was due to capital expenditures and capital projects placed in service in 2020 (same facility depreciation and amortization increased $147 million).
Interest expense declined to $1.584 billion for 2020 from $1.824 billion for 2019. The $240 million decline in interest expense was due to declines in both the average debt balance and the effective interest rate. Our average debt balance was $31.940 billion for 2020 compared to $34.288 billion for 2019. The average interest rate for our long-term debt was 5.0% for 2020 and 5.3% for 2019.
Losses on sales of facilities were $7 million for 2020, and gains on sales of facilities were $18 million for 2019.
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
The effective tax rates were 21.7% and 23.9% for 2020 and 2019, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for 2020 and 2019 also included tax benefits of $92 million and $65 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rates for 2020 and 2019 would have been 23.7% and 25.3%, respectively.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Years Ended December 31, 2020 and 2019 (continued)

Net income attributable to noncontrolling interests declined from $640 million for 2019 to $633 million for 2020. The decline in net income attributable to noncontrolling interests related primarily to the operations of our surgery center partnerships.
For results of operations comparisons relating to years ending December 31, 2019 and 2018, refer to our annual report on Form
10-K,
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020.
Liquidity and Capital Resources
Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions of hospitals and health care entities, repurchases of our common stock, dividends to stockholders and distributions to noncontrolling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities and sales of hospitals and health care entities.
Cash provided by operating activities totaled $9.232 billion in 2020 compared to $7.602 billion in 2019 and $6.761 billion in 2018. The $1.630 billion increase in cash provided by operating activities for 2020, compared to 2019, was primarily related to the increase in net income, excluding losses and gains on sales of facilities and losses on retirement of debt, of $330 million and positive changes in working capital items of $1.366 billion, primarily from the increase in accounts payable and accrued expenses and the collection of accounts receivable. During 2020, we deferred $688 million of Social Security taxes as allowed for under the CARES Act. Half of these taxes will be paid by December 31, 2021 and the remainder by December 31, 2022. The $841 million increase in cash provided by operating activities for 2019, compared to 2018, was primarily related to the increase in net income, excluding gains on sales of facilities and losses on retirement of debt, of $222 million and increases related to income taxes of $322 million and depreciation and amortization of $318 million. Working capital totaled $3.629 billion at December 31, 2020 and $3.439 billion at December 31, 2019. Cash payments for interest and income taxes declined $154 million for 2020 compared to 2019 and increased $147 million for 2019 compared to 2018.
Cash used in investing activities was $3.393 billion, $5.720 billion and $3.901 billion in 2020, 2019 and 2018, respectively. Excluding acquisitions, capital expenditures were $2.835 billion in 2020, $4.158 billion in 2019 and $3.573 billion in 2018. We expended $568 million, $1.682 billion and $1.253 billion for acquisitions of hospitals and health care entities during 2020, 2019 and 2018, respectively. In response to the risks the
COVID-19
pandemic presents to our business, we reduced certain planned projects and capital expenditures during 2020. Planned capital expenditures are expected to approximate $3.7 billion in 2021. At December 31, 2020, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $3.170 billion. We expect to finance capital expenditures with internally generated and borrowed funds.
Cash used in financing activities totaled $4.677 billion in 2020, $1.771 billion in 2019 and $3.075 billion in 2018. During 2020, we had net cash paid of $3.217 billion related to our indebtedness, paid dividends of $153 million and paid $441 million for repurchases of common stock. During 2019, we had a net increase of $567 million in our indebtedness, paid dividends of $550 million and paid $1.031 billion for repurchases of common stock. During 2018, we had net cash paid of $344 million related to our indebtedness, paid dividends of $487 million and paid $1.530 billion for repurchases of common stock. During 2020, 2019 and 2018, we made distributions to noncontrolling interests of $626 million, $542 million and $441 million, respectively.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

We, or our affiliates, may in the future repurchase portions of our debt or equity securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock, and at December 31, 2020, there was $2.800 billion of share repurchase authorization that remained available under the January 2020 and 2019 authorizations. During March 2020 in response to the risks the
COVID-19
pandemic presents to our business, we announced the suspension of our share repurchase program. During February 2021, the Board of Directors authorized the resumption of the share repurchase program, and an additional $6 billion was authorized for repurchases of the Company’s outstanding common stock ($8.8 billion of total repurchase authorization including the February 2021 authorization). Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds. During 2019, our Board of Directors declared four quarterly dividends of $0.40 per share, or $1.60 per share in the aggregate, on our common stock. During January 2020, our Board of Directors declared a quarterly dividend of $0.43 per share on our common stock. During April 2020 in response to the risks the
COVID-19
pandemic presents to our business, we also suspended our quarterly dividend program. During February 2021, the Board of Directors reinstated the quarterly program and declared a quarterly dividend of $0.48 per share on our common stock. The timing and amount of future cash dividends will vary based on a number of factors, including future capital requirements for strategic transactions, share repurchases and investing in our existing markets, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determinations by our Board of Directors that cash dividends are in the best interest of stockholders and are in compliance with all applicable laws and agreements of the Company.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($7.712 billion as of December 31, 2020 and $5.712 billion as of January 31, 2021) and anticipated access to public and private debt and equity markets. We terminated our $2.000 billion 364-day senior secured term loan facility during January 2021.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $504 million and $462 million at December 31, 2020 and 2019, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $188 million and $175 million at December 31, 2020 and 2019, respectively. Our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.736 billion and $1.606 billion at December 31, 2020 and 2019, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $469 million. We estimate that approximately $413 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
Financing Activities
We are a highly leveraged company with significant debt service requirements. Our debt totaled $31.004 billion and $33.722 billion at December 31, 2020 and 2019, respectively. Our interest expense was $1.584 billion for 2020 and $1.824 billion for 2019.

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
During March 2020 in response to the risks the
COVID-19
pandemic presents to our business, we entered into a credit agreement that provides for a 364-day secured
term loan facility for an aggregate principal amount of up to $2.000 billion. As of December 31, 2020, there was no amount outstanding or draw notices pending under the facility. We terminated this credit agreement during January 2021.
Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.
Summarized Financial Information
HCA Inc., a direct wholly-owned subsidiary of HCA Healthcare, Inc., is the primary obligor under a substantial portion of our indebtedness, including our senior secured credit facilities, senior secured notes and senior unsecured notes. The senior secured notes and senior unsecured notes issued by HCA Inc. are fully and unconditionally guaranteed on an unsecured basis by HCA Healthcare, Inc. The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed on a senior secured basis by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility). For a list of subsidiary guarantors, see Exhibit 22 to this annual report on Form
10-K.
The subsidiary guarantees rank senior in right of payment to all subordinated indebtedness of each subsidiary guarantor, equally in right of payment with all senior indebtedness of the subsidiary guarantor and are structurally subordinated in right of payment to all indebtedness and other liabilities of any non-guarantor
subsidiaries of the subsidiary guarantors (other than indebtedness and liabilities owed to one of the subsidiary guarantors). The subsidiary guarantees are secured by first-priority liens on the subsidiary guarantors’ assets,

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

Summarized Financial Information (continued)

subject to certain exceptions, that secure our senior secured cash flow credit facility on a first-priority basis. The subsidiary guarantees are secured by second-priority liens on the subsidiary guarantors’ assets that secure our senior secured asset-based revolving credit facility on a first-priority basis and our senior secured cash flow credit facility on a second-priority basis.
The subsidiary guarantees may be automatically and unconditionally released and discharged upon certain customary events, including in the event such guarantee is released under our senior secured credit facilities. The indentures governing the senior secured notes include a “savings clause” intended to limit each subsidiary guarantor’s obligations as necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable law, which could reduce a subsidiary guarantor’s liability on its guarantee to zero. For further information regarding the guarantees, refer to the applicable indentures that are filed as exhibits to this annual report on Form
10-K.
Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the year ended December 31, 2020 and the summarized balance sheet information at December 31, 2020, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):
Year Ended December 31, 2020:

Year Ended December 31, 2020
Revenues	$31,040
Income before income taxes	4,016
Net income	3,172
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	3,091

At December 31, 2020:
December 31, 2020
Current assets	$7,442
Property and equipment, net	14,939
Goodwill and other intangible assets	5,763
Total noncurrent assets	21,771
Total assets	29,213
Current liabilities	5,316
Long-term debt, net	30,444
Intercompany balances	2,090
Income taxes and other liabilities	1,004
Total noncurrent liabilities	34,035
Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(10,247)
Noncontrolling interests	109

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

Summarized Financial Information (continued)

The first-priority liens securing the subsidiary guarantees discussed above include liens on (i) substantially all of the capital stock of substantially all wholly owned first-tier subsidiaries of HCA Inc. or of subsidiary guarantors (but limited to 65% of the stock of any such wholly owned first-tier subsidiary that is a foreign subsidiary), subject to certain limited exceptions, and (ii) substantially all indebtedness owing to HCA Inc. or to the subsidiary guarantors, including any and all intercompany indebtedness owed by HCA Healthcare, Inc. or any subsidiary thereof to HCA Inc., or any subsidiary guarantor. For a list of affiliates whose securities are pledged as collateral for the senior secured notes, see Exhibit 22 to this annual report on Form
10-K.
Under the first lien intercreditor agreement, the administrative agent for the lenders under the cash flow credit facility, subject to the occurrence of certain events, has the exclusive right to direct foreclosures and take other actions with respect to these liens, and the trustee for the senior secured notes has no right to take any such actions. In certain circumstances, including upon certain events of default under the senior secured credit facilities and the senior secured notes, the collateral agent in respect of the cash flow credit facility and the senior secured notes could proceed against the collateral granted to it to secure such indebtedness, including the aforementioned pledged capital stock and pledged indebtedness, and require such collateral to be delivered to the collateral agent to the extent not already in its possession for purposes of perfecting the lien on such assets. For further information regarding the collateral, including events or circumstances that may require delivery of the collateral, refer to the applicable indentures, the first lien intercreditor agreement, the cash flow credit agreement and the pledge agreement that are filed as exhibits to this annual report on Form
10-K.
There is no trading market for any of HCA Healthcare, Inc.’s affiliates whose securities are pledged as collateral for the senior secured notes.
Rule
13-02
of Regulation
S-X
requires the presentation of summarized financial information of the combined affiliates whose securities are pledged as collateral for the senior secured notes unless such information is not material. The rule provides that such information is not material if the assets, liabilities and results of operations of the combined affiliates whose securities are pledged as collateral are not materially different than the corresponding amounts presented in the consolidated financial statements of the Registrant. Healthtrust, Inc. — The Hospital Company (“Healthtrust”) is the first-tier subsidiary of HCA Inc., and the common stock of Healthtrust is pledged as collateral for the senior secured notes. Due to the corporate structure relationship of HCA Healthcare, Inc. and Healthtrust, all of HCA Healthcare, Inc.’s operating subsidiaries, including all other affiliates whose securities are pledged as collateral for the senior secured notes, are also subsidiaries of Healthtrust. The corporate structure relationship, combined with the application of push-down accounting in Healthtrust’s consolidated financial statements related to HCA Healthcare Inc.’s debt and financial instruments, mean that the assets, liabilities and results of operations of Healthtrust (and, therefore, of the combined affiliates whose securities are pledged as collateral for the senior secured notes) are not materially different than the corresponding amounts presented in the financial statements of HCA Healthcare, Inc. As a result, summarized financial information of affiliates whose securities are pledged as collateral for the senior secured notes is not required to be presented under Rule
13-02.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Market Risk
We are exposed to market risk related to changes in market values of securities. The investments in our 100% owned insurance subsidiaries were $504 million at December 31, 2020. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2020, we had a net unrealized gain of $32 million on the insurance subsidiaries’ investment securities.
We are exposed to market risk related to market illiquidity. Investments in debt and equity securities of our insurance subsidiaries could be impaired by the inability to access the capital markets. Should the insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize credit-related impairments on our investment securities in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue-specific factors.
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
With respect to our interest-bearing liabilities, approximately $1.171 billion of long-term debt at December 31, 2020 was subject to variable rates of interest, while the remaining balance in long-term debt of $29.833 billion at December 31, 2020 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.0% for 2020 and 5.3% for 2019.
The estimated fair value of our total long-term debt was $35.814 billion at December 31, 2020. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $12 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.
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
Tax Examinations
The Internal Revenue Service (“IRS”) was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at December 31, 2020. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form
10-K,
has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Healthcare, Inc.
Opinion on Internal Control over Financial Reporting
We have audited HCA Healthcare, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HCA Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HCA Healthcare, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
February 19, 2021
(c) Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Nominees for Election” and “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2021 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form
10-K
with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.
Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.
This table provides certain information as of December 31, 2020 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION
(Share and share unit amounts in millions)

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	13.723	(1)	$91.53	(1)	26.139	(2)
Equity compensation plans not approved by security holders	—		—		—

Total	13.723		$91.53		26.139

(1)
Includes 2.476 million restricted share units which vest solely based upon continued employment over a specific period of time and 2.592 million performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The performance share units reported reflect the number of performance share units that would vest upon achievement of target performance; the number of performance share units that vest can vary from zero (for actual performance less than 90% of target for 2020 and 2019 grants and 80% of target for 2018 and prior grants) to two times the units granted (for actual performance of 110% or more of target for 2020 and 2019 grants and 120% or more of target for 2018 and prior grants). The weighted average exercise price does not take these restricted share units and performance share units into account.

(2)
Includes 20.274 million shares available for future grants under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates and 5.865 million shares of common stock reserved for future issuance under the HCA Holdings, Inc. Employee Stock Purchase Plan.

*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

3.1
—   Amended and Restated Certificate of Incorporation of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-11239), and incorporated herein by reference).

3.2
—   Amended and Restated Bylaws of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-11239), and incorporated herein by reference).

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

4.5(j)
—   Supplement No. 14 dated as of November 9, 2015 to the U.S. Guarantee, dated as of November 17, 2006 and amended and restated on February 26, 2014, by and among the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.4(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).

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

4.6(b)
—   Supplement No. 2 dated as of October 27, 2011, to the Amended and Restated Security Agreement dated as of March 2, 2009, as supplemented, by and among the subsidiary grantor named therein and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).

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

4.7(b)
—   Supplement No. 1 dated as of October 27, 2011 to the Amended and Restated Pledge Agreement dated as of March 2, 2009, by and among the subsidiary pledgors named therein and Bank of America, N.A., as collateral agent (filed as Exhibit 4.6(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).

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

4.8(e)
—   Joinder Agreement dated as of January 3, 2018 to the Credit Agreement dated as of September 30, 2011 (as amended and restated on March 7, 2014, as further amended on October 30, 2014, and as further amended and restated on June 28, 2017), by and among the subsidiary borrowers party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.7(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).

4.9(a)
—   Security Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 3, 2011 (File No. 001-11239), and incorporated herein by reference).

4.9(b)
—   Supplement No. 1 dated as of October 27, 2011 to the Security Agreement dated as of September 30, 2011, by and among the subsidiary borrower party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.8(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).

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

4.10(c)
—   First Lien Intercreditor Agreement, dated as of April 22, 2009, among Bank of America, N.A. as Collateral Agent, Bank of America, N.A. as Authorized Representative under the Credit Agreement and Law Debenture Trust Company of New York as the Initial Additional Authorized Representative (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 28, 2009 (File No. 001-11239), and incorporated herein by reference).

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

4.26(b)
—   Supplemental Indenture dated as of March 31, 2020, among the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.13(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11239), and incorporated herein by reference).

4.26(c)	— Schedule of Omitted Supplemental Indentures to Supplemental Indentures, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.27	— Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.25).

4.28	— Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.26(a)).

4.29
—   Indenture, dated as of December 6, 2012, among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012 (File No. 001-11239), and incorporated herein by reference).

4.30
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

4.31	— Form of 5.00% Senior Secured Notes due 2024 (included in Exhibit 4.30).

4.32
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

4.34	— Form of 5.25% Senior Secured Notes due 2025 (included in Exhibit 4.33).

4.35
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

4.37	— Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.36).

4.38
—   Supplemental Indenture No. 12, dated as of May 20, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 20, 2015 (File No. 001-11239), and incorporated herein by reference).

4.39
—   Supplemental Indenture No. 13, dated as of November 13, 2015, among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2015 (File No. 001-11239), and incorporated herein by reference).

4.40	— Form of 5.875% Senior Notes due 2026 (included in Exhibit 4.39).

4.41
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

4.43	— Form of 5.250% Senior Secured Notes due 2026 (included in Exhibit 4.42).

4.44
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

4.46	— Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.45).

4.47
—   Additional Receivables Intercreditor Agreement, dated as of August 15, 2016, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed August 15, 2016 (File No. 001-11239), and incorporated herein by reference).

4.48
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

4.49
—   Supplemental Indenture No. 18, dated as of June 22, 2017, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 22, 2017 (File No. 001-11239), and incorporated herein by reference).

4.50	— Form of 5.500% Senior Secured Notes due 2047 (included in Exhibit 4.49).

4.51
—   Additional Receivables Intercreditor Agreement, dated as of June 22, 2017, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed June 22, 2017 (File No. 001-11239), and incorporated herein by reference).

4.52
—   Supplemental Indenture No. 19, dated as of August 23, 2018, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 23, 2018 (File No. 001-11239), and incorporated herein by reference).

4.53	— Form of 5.375% Senior Notes Due 2026 (included in Exhibit 4.52).

4.54
—   Supplemental Indenture No. 20, dated as of August 23, 2018, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 23, 2018 (File No. 001-11239), and incorporated herein by reference).

4.55	— Form of 5.625% Senior Notes Due 2028 (included in Exhibit 4.54).

4.56
—   Supplemental Indenture No. 21, dated as of January 22, 2019, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 22, 2019 (File No. 001-11239), and incorporated herein by reference).

4.57
—   Supplemental Indenture No. 22, dated as of January 30, 2019, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2019 (File No. 001-11239), and incorporated herein by reference).

4.58	— Form of 5.875% Senior Notes Due 2029 (included in Exhibit 4.57).

4.59
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

4.62	— Form of 4 1/8% Senior Secured Notes due 2029 (included in Exhibit 4.59).

4.63	— Form of 5 1/8% Senior Secured Notes due 2039 (included in Exhibit 4.60).

4.64	— Form of 5 1/4% Senior Secured Notes due 2049 (included in Exhibit 4.61).

4.65
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

4.67	— Form of 3.500% Senior Notes Due 2030 (included in Exhibit 4.66).

4.68
—   Credit Agreement, dated as of March 19, 2020, by and among HCA Inc., as borrower, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2020 (File No. 001-11239), and incorporated herein by reference).

4.69
—   Guarantee, dated as of March 19, 2020, by and among the subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 20, 2020 (File No. 001-11239), and incorporated herein by reference).

4.70
—   Additional First Lien Secured Party Consent, dated as of March 19, 2020, by and among Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent, HCA Inc., as borrower, and the subsidiary guarantors party thereto (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 20, 2020 (File No. 001-11239), and incorporated herein by reference).

4.71
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

4.72
—   Supplement No. 1, dated as of March 31, 2020, to the Guarantee, dated as of March 19, 2020, by and among each of the new guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11239), and incorporated herein by reference).

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

10.5
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

10.7(a)
—   Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.7(b)	— Amendment, dated December 22, 2020, to Amended and Restated HCA Supplemental Executive Retirement Plan.*

10.8(a)
—   Amended and Restated HCA Restoration Plan, effective December 22, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.8(b)
—   Amendment to the Amended and Restated HCA Restoration Plan, effective June 5, 2020 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-11239), and incorporated herein by reference).*

10.9(a)
—   Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-11239), and incorporated herein by reference).*

10.9(b)
—   Employment Agreement dated November 16, 2006 (Charles J. Hall) (filed as Exhibit 10.28(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-11239), and incorporated herein by reference).*

10.9(c)
—   Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-11239), and incorporated herein by reference).*

10.9(d)
—   Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.9(e)
—   Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen) (filed as Exhibit 10.23(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.9(f)
—   Amendment to Employment Agreement effective January 27, 2016 (Charles J. Hall) (filed as Exhibit 10.23(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-11239), and incorporated herein by reference).*

10.9(g)
—   Fourth Amendment to Employment Agreement effective November 14, 2016 (Samuel N. Hazen) (filed as Exhibit 10.16(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-11239), and incorporated herein by reference).*

10.9(h)
—   Fifth Amendment to Employment Agreement effective January 1, 2019 (Samuel N. Hazen) (filed as Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.10
—   Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-11239), and incorporated herein by reference).

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

10.24
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

10.26
—   Form of 2019 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.27
—   Form of 2019 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-11239), and incorporated herein by reference).*

10.28
—   HCA Healthcare, Inc. 2019 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2019 (File No. 001-11239), and incorporated herein by reference).*

10.29
—   Form of 2020 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-11239), and incorporated herein by reference).*

10.30
—   Form of 2020 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No 001-11239), and incorporated herein by reference).*

10.31
—   2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc., and its Affiliates (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.32
—   Form of Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.33
—   Form of Employee Restricted Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.34
—   Form of Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.35
—   HCA Healthcare, Inc. 2020 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2020 (File No. 001-11239), and incorporated herein by reference).*

10.36
—   Form of Director Restricted Share Unit Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11239), and incorporated herein by reference).*

10.37	— Form of 2021 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

10.38	— Form of 2021 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

21	— List of Subsidiaries.

22	— List of Subsidiary Guarantors and Pledged Securities.

23	— Consent of Ernst & Young LLP.

31.1	— Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
—   The following financial information from our annual report on
Form 10-K
for the year ended December 31, 2020, filed with the SEC on February 19, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2020 and 2019, (ii) the consolidated income statements for the years ended December 31, 2020, 2019 and 2018, (iii) the consolidated comprehensive income statements for the years ended December 31, 2020, 2019 and 2018, (iv) the consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2020, 2019 and 2018, (v) the consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the notes to consolidated financial statements.

104	— The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Management compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HEALTHCARE, INC.

By:	/S/ SAMUEL N. HAZEN
Samuel N. Hazen Chief Executive Officer
Dated: February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SAMUEL N. HAZEN Samuel N. Hazen	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021

/S/ WILLIAM B. RUTHERFORD William B. Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2021

/S/ THOMAS F. FRIST III Thomas F. Frist III	Chairman and Director	February 19, 2021

/S/ MEG G. CROFTON Meg G. Crofton	Director	February 19, 2021

/S/ ROBERT J. DENNIS Robert J. Dennis	Director	February 19, 2021

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	February 19, 2021

/S/ WILLIAM R. FRIST William R. Frist	Director	February 19, 2021

/S/ CHARLES O. HOLLIDAY, JR. Charles O. Holliday, Jr.	Director	February 19, 2021

/S/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 19, 2021

/S/ WAYNE J. RILEY Wayne J. Riley	Director	February 19, 2021

HCA HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HCA Healthcare, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

Revenue Recognition

Description of the Matter
For the year ended December 31, 2020, the Company’s revenues were $51.533 billion. As discussed in Note 1 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care, commercial, and governmental insurance plans are based upon the payment terms specified in the related contractual agreements or as mandated under government payer programs. Management continually reviews the contractual allowances estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care insurance coverage may have discounts applied (uninsured discounts and contractual discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues and accounts receivable at the estimated amounts the Company expects to collect. The primary collection risks relate to uninsured patient accounts, including amounts owed from patients after insurance has paid the amounts covered by the applicable agreement. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

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

Professional Liability Claims

Description of the Matter
At December 31, 2020, the Company’s reserves for professional liability risks were $1.963 billion and the Company’s related provision for losses for the year ended December 31, 2020 was $435 million. As discussed in Note 1 to the consolidated financial statements, reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred and unpaid as of the consolidated balance sheet date. Management determines professional liability reserves and provisions for losses using individual case-basis valuations and actuarial analyses. Trends in the average frequency (number of claims) and ultimate average severity (cost per claim) of claims are significant assumptions in estimating the reserves.

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
Nashville, Tennessee
February 19, 2021

HCA HEALTHCARE, INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Dollars in millions, except per share amounts)

	2020	2019	2018
Revenues	$51,533	$51,336	$46,677

Salaries and benefits	23,874	23,560	21,425
Supplies	8,369	8,481	7,724
Other operating expenses	9,307	9,481	8,608
Equity in earnings of affiliates	(54)	(43)	(29)
Depreciation and amortization	2,721	2,596	2,278
Interest expense	1,584	1,824	1,755
Losses (gains) on sales of facilities	7	(18)	(428)
Losses on retirement of debt	295	211	9

	46,103	46,092	41,342

Income before income taxes	5,430	5,244	5,335
Provision for income taxes	1,043	1,099	946

Net income	4,387	4,145	4,389
Net income attributable to noncontrolling interests	633	640	602

Net income attributable to HCA Healthcare, Inc.	$3,754	$3,505	$3,787

Per share data:
Basic earnings per share	$11.10	$10.27	$10.90
Diluted earnings per share	$10.93	$10.07	$10.66
Shares used in earnings per share calculations (in millions):
Basic	338.274	341.210	347.297
Diluted	343.605	348.226	355.303

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Dollars in millions)

	2020	2019	2018
Net income	$4,387	$4,145	$4,389
Other comprehensive income (loss) before taxes:
Foreign currency translation	18	5	(71)

Unrealized gains (losses) on available-for-sale securities	14	15	(7)

Defined benefit plans	(71)	(63)	44
Pension costs included in salaries and benefits	28	13	21

	(43)	(50)	65

Change in fair value of derivative financial instruments	(66)	(50)	23
Interest costs (benefits) included in interest expense	24	(17)	(10)

	(42)	(67)	13

Other comprehensive loss before taxes	(53)	(97)	—
Income taxes (benefits) related to other comprehensive income items	(11)	(18)	8

Other comprehensive loss	(42)	(79)	(8)

Comprehensive income	4,345	4,066	4,381
Comprehensive income attributable to noncontrolling interests	633	640	602

Comprehensive income attributable to HCA Healthcare, Inc.	$3,712	$3,426	$3,779

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019
(Dollars in millions)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,793	$621
Accounts receivable	7,051	7,380
Inventories	2,025	1,849
Other	1,464	1,346

	12,333	11,196

Property and equipment, at cost:
Land	2,269	2,178
Buildings	18,471	17,669
Equipment	27,082	25,756
Construction in progress	1,495	1,632

	49,317	47,235
Accumulated depreciation	(26,118)	(24,520)

	23,199	22,715

Investments of insurance subsidiaries	388	315
Investments in and advances to affiliates	422	249
Goodwill and other intangible assets	8,578	8,269
Right-of-use operating lease assets	2,024	1,834
Other	546	480

	$47,490	$45,058

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,535	$2,905
Accrued salaries	1,720	1,775
Other accrued expenses	3,240	2,932
Long-term debt due within one year	209	145

	8,704	7,757

Long-term debt, less debt issuance costs and discounts of $236 and $239	30,795	33,577
Professional liability risks	1,486	1,370
Right-of-use operating lease obligations	1,673	1,499
Income taxes and other liabilities	1,940	1,420
Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 339,425,600 shares — 2020 and 338,445,600 shares — 2019	3	3
Capital in excess of par value	294	—
Accumulated other comprehensive loss	(502)	(460)
Retained earnings (deficit)	777	(2,351)

Stockholders’ equity (deficit) attributable to HCA Healthcare, Inc.	572	(2,808)
Noncontrolling interests	2,320	2,243

	2,892	(565)

	$47,490	$45,058

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares (in millions )	Par Value
Balances, December 31, 2017	350.092	$4	$—	$(278)	$(6,532)	$1,811	$(4,995)
Comprehensive income (loss)				(8)	3,787	602	4,381
Repurchase of common stock	(14.070)	(1)	(103)		(1,426)		(1,530)
Share-based benefit plans	6.873		115				115
Cash dividends declared ($1.40 share)					(496)		(496)
Distributions						(441)	(441)
Reclassification of stranded tax effects				(95)	95		—
Other			(12)			60	48

Balances, December 31, 2018	342.895	3	—	(381)	(4,572)	2,032	(2,918)
Comprehensive income (loss)				(79)	3,505	640	4,066
Repurchase of common stock	(7.949)		(302)		(729)		(1,031)
Share-based benefit plans	3.500		313				313
Cash dividends declared ($1.60 share)					(555)		(555)
Distributions						(542)	(542)
Other			(11)			113	102

Balances, December 31, 2019	338.446	3	—	(460)	(2,351)	2,243	(565)
Comprehensive income (loss)				(42)	3,754	633	4,345
Repurchase of common stock	(3.287)				(441)		(441)
Share-based benefit plans	4.267		300		(35)		265
Cash dividends declared ($0.43 share)					(150)		(150)
Distributions						(626)	(626)
Other			(6)			70	64

Balances, December 31, 2020	339.426	$3	$294	$(502)	$777	$2,320	$2,892

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Dollars in millions)

	2020	2019	2018
Cash flows from operating activities:
Net income	$4,387	$4,145	$4,389
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	327	(326)	(423)
Inventories and other assets	(304)	(158)	(242)
Accounts payable and accrued expenses	1,255	396	698
Depreciation and amortization	2,721	2,596	2,278
Income taxes	41	250	74
Losses (gains) on sales of facilities	7	(18)	(428)
Losses on retirement of debt	295	211	9
Amortization of debt issuance costs	30	30	31
Share-based compensation	362	347	268
Other	111	129	107

Net cash provided by operating activities	9,232	7,602	6,761

Cash flows from investing activities:
Purchase of property and equipment	(2,835)	(4,158)	(3,573)
Acquisition of hospitals and health care entities	(568)	(1,682)	(1,253)
Sales of hospitals and health care entities	68	61	808
Change in investments	(20)	25	57
Other	(38)	34	60

Net cash used in investing activities	(3,393)	(5,720)	(3,901)

Cash flows from financing activities:
Issuances of long-term debt	2,700	6,451	2,000
Net change in revolving credit facilities	(2,480)	(560)	(640)
Repayment of long-term debt	(3,437)	(5,324)	(1,704)
Distributions to noncontrolling interests	(626)	(542)	(441)
Payment of debt issuance costs	(35)	(73)	(25)
Payment of dividends	(153)	(550)	(487)
Repurchase of common stock	(441)	(1,031)	(1,530)
Other	(205)	(142)	(248)

Net cash used in financing activities	(4,677)	(1,771)	(3,075)

Effect of exchange rate changes on cash and cash equivalents	10	8	(15)

Change in cash and cash equivalents	1,172	119	(230)
Cash and cash equivalents at beginning of period	621	502	732

Cash and cash equivalents at end of period	$1,793	$621	$502

Interest payments	$1,607	$1,914	$1,744
Income tax payments, net	$1,002	$849	$872

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2020 these affiliates owned and operated 185 hospitals, 121 freestanding surgery centers, 21 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $416 million, $370 million and $344 million for the years ended December 31, 2020, 2019 and 2018, respectively.
COVID-19
Pandemic and CARES Act Funding
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies that were implemented by federal, state and local governments in response to the
COVID-19
pandemic, including policies that have caused many people to remain at home, forced the closure of or limitations on certain businesses, and suspended elective surgical procedures by health care facilities. While many of these restrictions have been eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, restrictions remain in place or may be adopted or re-imposed,
and the possibility exists that the public, particularly segments with a high mortality risk, could remain wary of real or perceived opportunities for exposure to the virus. We are unable to predict the future impact of the pandemic on our operations.
During 2020, we received approximately $4.4 billion of accelerated Medicare payments and approximately $1.8  billion in general and targeted distributions from the Provider Relief Fund, both as provided for and established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During October 2020,
we announced our decision to return, or repay early, all of our share of the Provider Relief Fund distributions and all of the Medicare accelerated payments. During the fourth quarter of 2020, we returned, or repaid early, approximately $6.1 billion of these funds. The unreturned Provider Relief Funds of $83 million, related to amounts received by certain of our partnership entities, are recorded under the caption “other accrued

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)

COVID-19
Pandemic and CARES Act Funding (continued)

expenses” in our consolidated balance sheet at December 31, 2020. Our share of these funds will be returned in 2021 after final determination of amounts earned and distributable to the members of each respective partnership.
The CARES Act also provides for a deferral of payments of the employer portion of Social Security tax incurred during the pandemic, allowing half of such payroll taxes to be deferred until December 2021 and the remaining half until December 2022. At December 31, 2020, the Company had deferred $688 million of Social Security taxes. Additionally, the CARES Act created a payroll tax credit designed to encourage companies to retain employees during the pandemic. During the year ended December 31, 2020, the Company evaluated its eligibility for this credit and recorded $60 million of employee retention payroll tax credits pursuant to the CARES Act. These tax credits were recorded as a reduction of salaries and benefits in our consolidated income statement.
We believe the extent of the COVID-19 pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to
:
the severity or duration of the pandemic, including whether there will be additional periods of increases in the number of COVID-19 cases in the areas in which we operate, the rollout and availability of effective medical treatments and vaccines, the efficacy of public health controls, including vaccines, and the impact of any mutations of the virus; the scope and duration of stay-at-home practices and business closures and restrictions; recommended or required suspensions of elective procedures; continued declines in patient volumes for an indeterminable length of time; increases in the number of uninsured and underinsured patients as a result of higher sustained rates of unemployment; incremental expenses required for supplies and personal protective equipment; and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate how long or how severely the pandemic will impact our business. If we experience declines in cash flows and results of operations, such declines could have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.
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

	Years Ended December 31,
	2020	Ratio	2019	Ratio	2018	Ratio
Medicare	$10,420	20.2%	$10,798	21.0%	$9,831	21.1%
Managed Medicare	6,997	13.6	6,452	12.6	5,497	11.8
Medicaid	1,965	3.8	1,572	3.1	1,358	2.9
Managed Medicaid	2,621	5.1	2,450	4.8	2,403	5.1
Managed care and other insurers	26,535	51.5	26,544	51.6	24,467	52.4
International (managed care and other insurers)	1,120	2.2	1,162	2.3	1,156	2.5
Other	1,875	3.6	2,358	4.6	1,965	4.2

Revenues	$51,533	100.0%	$51,336	100.0%	$46,677	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the respective year resulted in net increases to revenues of $70 million, $51 million and $29 million in 2020, 2019 and 2018, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in a net reduction
to revenues of $5 million in 2020 and net increases to revenues of $13 million and $51 million in 2019 and 2018, respectively.
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
Patients treated at hospitals for
non-elective
care, who have income at or below 400%
of the federal poverty level, were eligible for charity care, and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. Patients treated at hospitals for non-elective care, who have income above 400% of the federal poverty level, were eligible for certain other discounts which limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. We apply additional discounts to limit patient responsibility for certain emergency services. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. We may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
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
comparisons of our
 revenues
. At December 31, 2020 and 2019, estimated implicit price concessions of $6.108 billion and $6.953 billion, respectively, had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)

Revenues (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2020	2019	2018
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$44,271	$44,118	$40,035

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	12.0%	12.0%	12.4%

Total uncompensated care	$29,029	$31,105	$26,757
Multiply by the cost-to-charges ratio	12.0%	12.0%	12.4%

Estimated cost of total uncompensated care	$3,483	$3,733	$3,318

The total uncompensated care amounts include charity care of $13.763 billion, $13.260 billion and $8.611 billion for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated costs of charity care were $1.652 billion, $1.591 billion and $1.068 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $495 million and $486 million at December 31, 2020 and 2019, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.
Accounts Receivable
We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable. Days revenues in accounts receivable were 45 days, 50 days and 51 days at December 31, 2020, 2019 and 2018, respectively. The five-day decline from December 31, 2019 to December 31, 2020 was primarily due to the combined impact of a $329 million decline in accounts receivable at December 31, 2020, compared to December 31, 2019, and a 5.7% increase in fourth

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

quarter 2020 revenues per day compared to fourth quarter 2019 revenues per day. Changes in general economic conditions, patient accounting service center operations, payer mix, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.
Inventories
Inventories are stated at the lower of cost
(first-in,
first-out)
or market.
Property and Equipment
Depreciation expense, computed using the straight-line method, was $2.693 billion in 2020, $2.579 billion in 2019 and $2.262 billion in 2018. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.
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
Investments of Insurance Subsidiaries
At December 31, 2020 and 2019, the investments of our 100% owned insurance subsidiaries were classified as
“available-for-sale”
as defined in Accounting Standards Codification (“ASC”) No. 320,
Investments — Debt Securities
and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in fair value are due to credit-related or noncredit-related factors. Our investment securities evaluation process involves subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether a credit-related impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered to be a credit-related impairment. The extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.
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

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2020, 2019 or 2018.
During 2020, goodwill increased by $279
million related to acquisitions, including the finalization of the accounting for certain prior year acquisitions, and declined by $9 million related to foreign currency translation and other adjustments. During 2019, goodwill increased by $332 million related to acquisitions and declined by $4 million related to foreign currency translation and other adjustments.
During 2020, identifiable intangible assets increased by $65 million related to acquisitions, including the finalization of the accounting for certain prior year acquisitions, and declined by
$26 million due to amortization and other adjustments. During 2019, identifiable intangible assets declined by $12 million due to amortization, foreign currency translation and other adjustments. Identifiable intangible assets are amortized over estimated lives ranging generally from three to 10 years.
The gross carrying amounts of identifiable intangible assets at December 31, 2020 and 2019 were
$249 million and $184 million, respectively, and accumulated amortization was $149 million and $123 million, respectively. The gross carrying amount of indefinite-lived identifiable intangible assets at both December 31, 2020 and 2019 was $269 million. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.
Debt Issuance Costs and Discounts
Debt issuance costs and discounts are amortized based upon the terms of the respective debt obligations. The gross carrying amount of debt issuance costs and discounts at December 31, 2020 and 2019 was $411 million and $413 million, respectively, and accumulated amortization was $175 million and $174 million, respectively. Amortization of debt issuance costs and discounts is included in interest expense and was $30 million, $30 million and $31 million for 2020, 2019 and 2018, respectively.
Professional Liability Claims
Reserves for professional liability risks were $1.963 billion and $1.827 billion at December 31, 2020 and 2019, respectively. The current portion of the reserves, $477 million and $457 million at December 31, 2020 and 2019, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were
$435 million, $497 million and $447
million for 2020, 2019 and 2018, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. During 2020, 2019 and 2018, we recorded reductions to the provision for professional liability risks of
$112 million
,
 $50
million and $70 million,
respectively, due to the receipt of updated actuarial information. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Claims (continued)

frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,300 individual claims at both December 31, 2020 and 2019 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2020 and 2019, $292 million and $408 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.
A portion of our professional liability risks is insured through a 100% owned insurance subsidiary. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our 100% owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either
$25
million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.
The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $31 million and $37 million at December 31, 2020 and 2019, respectively, recorded in “other assets,” and $8 million and $9 million at December 31, 2020 and 2019, respectively, recorded in “other current assets.”
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

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SHARE-BASED COMPENSATION

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2020 presentation.
Stock Incentive Plans
In May 2020, the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its
Affiliates
(the “2020 Plan”) was established to replace the 2006 Stock Incentive Plan for Key Employees of HCA
 Holdings
, Inc. and its
Affiliates (the “2006 Plan”).
 Our stock incentive plans are designed to promote the long term financial interests and growth of the Company by attracting and retaining management and other personnel, motivating them to achieve long range goals and aligning their interests with those of our stockholders through opportunities for stock-based compensation and stock ownership in the Company. Stock option, stock appreciation right (“SARs”) and restricted share unit (“RSUs”) grants vest solely based upon continued employment over a specific period of time, and performance share unit (“PSUs”) grants vest based upon both continued employment over a specific period of time and the achievement of predetermined financial targets over time.
 No further grants will be made under the 2006 Plan, and no shares under the 2006 Plan are available for grant under the 2020 Plan.

At December 31, 2020 there were 20.274 million shares available for future grants under the 2020 Plan.
Employee Stock Purchase Plan
Our employee stock purchase plan (“ESPP”) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2020, 5.865 million shares of common stock were reserved for issuance under the ESPP provisions. During 2020, 2019 and 2018, the Company recognized $13 million, $12 million and $10 million, respectively, of compensation expense related to the ESPP.
Stock Option, SAR, RSU and PSU Activity – All Plans
The fair value of each stock option and SAR award is estimated on the grant date, using valuation models and the weighted average assumptions indicated in the following table. Awards under our stock incentive plans generally vest based on continued employment (“Time Stock Options and SARs” and “Time RSUs”) and based upon continued employment and the achievement of certain financial targets (“Performance Stock Options and SARs”, “Performance RSUs” and “PSUs”). PSUs have a three-year cumulative earnings per share target, and the number of PSUs earned can vary from zero (for actual performance of less than 90% of target for 2020 and 2019 grants and less than 80% of target for 2018 and prior grants) to two times the original PSU grant (for actual performance of 110% or more of target for 2020 and 2019 grants and 120% or more of target for 2018 and prior grants). Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. The expected term of the share-based award is limited by the contractual term. We use historical exercise behavior data and other factors to estimate the expected term of the options and SARs.
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

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR, RSU and PSU Activity – All Plans (continued)

	2020	2019	2018
Risk-free interest rate	1.44%	2.50%	2.62%
Expected volatility	27%	27%	29%
Expected life, in years	6.15	6.18	6.15
Expected dividend yield	1.19%	1.16%	1.37%
Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2020, 2019 and 2018 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options and SARs outstanding, December 31, 2017	11,156	4,586	15,742	$43.47
Granted	2,342	—	2,342	101.96
Exercised	(3,917)	(1,774)	(5,691)	27.86
Cancelled	(221)	(145)	(366)	68.43

Options and SARs outstanding, December 31, 2018	9,360	2,667	12,027	61.49
Granted	1,349	—	1,349	138.31
Exercised	(1,137)	(523)	(1,660)	44.45
Cancelled	(522)	—	(522)	93.26

Options and SARs outstanding, December 31, 2019	9,050	2,144	11,194	71.79
Granted	1,120	—	1,120	144.47
Exercised	(2,159)	(1,325)	(3,484)	44.07
Cancelled	(175)	—	(175)	111.69

Options and SARs outstanding, December 31, 2020	7,836	819	8,655	$91.53	6.0 years	$631

Options and SARs exercisable, December 31, 2020	4,562	819	5,381	$71.25	4.8 years	$502
The weighted average fair values of stock options and SARs granted during 2020, 2019 and 2018 were $35.98, $38.21 and $28.90 per share, respectively. The total intrinsic value of stock options and SARs exercised during 2020, 2019 and 2018 was $328 million, $153 million and $456 million, respectively. As of December 31, 2020, the unrecognized compensation cost related to nonvested stock options and SARs was $53 million.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (continued)

Stock Option, SAR, RSU and PSU Activity – All Plans (continued)

Information regarding Time RSUs, Performance RSUs and PSUs activity during 2020, 2019 and 2018 is summarized below (share amounts in thousands):

	Time RSUs	Performance RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2017	3,465	227	3,562	7,254	$72.05
Granted	1,464	—	1,261	2,725	101.85
Performance adjustment	—	—	1,250	1,250	69.27
Vested	(1,487)	(136)	(2,500)	(4,123)	67.33
Cancelled	(319)	(91)	(151)	(561)	78.82

RSUs and PSUs outstanding, December 31, 2018	3,123	—	3,422	6,545	86.32
Granted	973	—	796	1,769	138.45
Performance adjustment	—	—	227	227	69.94
Vested	(1,216)	—	(1,251)	(2,467)	75.97
Cancelled	(260)	—	(159)	(419)	103.27

RSUs and PSUs outstanding, December 31, 2019	2,620	—	3,035	5,655	105.23
Granted	1,048	—	808	1,856	144.17
Performance adjustment	—	—	206	206	81.89
Vested	(1,030)	—	(1,364)	(2,394)	88.63
Cancelled	(162)	—	(93)	(255)	124.50

RSUs and PSUs outstanding, December 31, 2020	2,476	—	2,592	5,068	$125.40

The total fair value of RSUs and PSUs that vested during 2020, 2019 and 2018 was $349 million, $346 million and $413 million, respectively. As of December 31, 2020, the unrecognized compensation cost related to RSUs and PSUs was $330 million.
NOTE 3 — ACQUISITIONS AND DISPOSITIONS
During 2020, we paid $568 million to acquire a hospital in New Hampshire and other nonhospital health care entities. During 2019, we paid $1.384 billion to acquire a seven-hospital health system in North Carolina and $298 million to acquire nonhospital health care entities. During 2018, we paid $792 million to acquire two hospital facilities and $461 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $279 million, $332 million and $636 million in 2020, 2019 and 2018, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During 2020, we received proceeds of $68 million and recognized a pretax loss of $7 million ($9 million after tax) related to the sale of a hospital facility from our American Group (Mississippi market) and sales of real estate and other investments. During 2019, we received proceeds of $61 million and recognized a pretax gain of $18 million ($13 million after tax) related to the sale of a hospital facility from our American Group (a Louisiana

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)

market) and sales of real estate and other investments. During 2018, we received proceeds of $
758 million and recognized a pretax gain of $353 million ($265 million after tax) related to the sale of two hospital facilities from our American Group (Oklahoma market). During 2018, we also received proceeds of $50 million and recognized pretax gains of $75 million ($59 million after tax) related to sales of real estate and other investments.
NOTE 4 — INCOME TAXES
The provision for income taxes consists of the following (dollars in millions):

	2020	2019	2018
Current:
Federal	$1,021	$670	$759
State	126	134	149
Foreign	5	17	23
Deferred:
Federal	(73)	254	9
State	(39)	29	13
Foreign	3	(5)	(7)

	$1,043	$1,099	$946

The 2017 Tax Cuts and Jobs Act (“Tax Act”) significantly revised U.S. corporate income taxes, including lowering the statutory corporate tax rate from 35% to 21% beginning in 2018. We completed our analysis of the impact of the Tax Act during 2018, reducing our provision for income taxes for the year ended December 31, 2018 by $67 million related to a remeasurement of certain deferred tax assets and liabilities for which we were unable to make reasonable estimates in 2017.
Our provision for income taxes for the years ended December 31, 2020, 2019 and 2018 included tax benefits of $92 million, $65 million and $124 million, respectively, related to the settlement of employee equity awards. During 2018, we recorded a reduction to our provision for income taxes of $28 million for tax credits related to certain 2017 hurricane-related expenses. Our foreign pretax income was $9 million, $50 million and $86 million for the years ended December 31, 2020, 2019 and 2018, respectively.
A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.9	2.7	2.9
Change in liability for uncertain tax positions	(0.2)	0.4	(0.1)
Tax benefit from settlements of employee equity awards	(1.8)	(1.3)	(2.4)
Impact of Tax Act on deferred tax balances	—	—	(1.6)
Other items, net	0.8	1.1	0.2

Effective income tax rate on income attributable to HCA Healthcare, Inc.	21.7	23.9	20.0
Income attributable to noncontrolling interests from consolidated partnerships	(2.5)	(2.9)	(2.3)

Effective income tax rate on income before income taxes	19.2%	21.0%	17.7%

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 — INCOME TAXES (continued)

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2020		2019
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$678	$—	$601
Allowances for professional liability and other risks	407	—	376	—
Accounts receivable	283	—	307	—
Compensation	487	—	292	—
Right-of-use lease assets and obligations	416	409	369	366
Other	485	606	461	538

	$2,078	$1,693	$1,805	$1,505

At December 31, 2020, federal and state net operating loss carryforwards (expiring in years 2023 through 2039) available to offset future taxable income approximated $56 million and $127 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.
The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2020	2019
Balance at January 1	$522	$390
Additions (reductions) based on tax positions related to the current year	(3)	29
Additions for tax positions of prior years	13	119
Reductions for tax positions of prior years	(30)	(3)
Settlements	(22)	—
Lapse of applicable statutes of limitations	(11)	(13)

Balance at December 31	$469	$522

Our liability for unrecognized tax benefits was $508 million, including accrued interest of $73 million and excluding $34 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2020 ($550 million, $62 million and $34 million, respectively, as of December 31, 2019). Unrecognized tax benefits of $157 million as of December 31, 2020 ($160 million as of December 31, 2019) would affect the effective rate, if recognized.
The Internal Revenue Service (“IRS”) was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at December 31, 2020. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

HCA HEALTHCARE, INC.
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

During 2020, 2019 and 2018, we repurchased 3.287 million shares, 7.949 million shares and 14.070 million shares, respectively, of our common stock.

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (dollars and shares in millions, except per share amounts):

	2020	2019	2018
Net income attributable to HCA Healthcare, Inc.	$3,754	$3,505	$3,787

Weighted average common shares outstanding	338.274	341.210	347.297
Effect of dilutive incremental shares	5.331	7.016	8.006

Shares used for diluted earnings per share	343.605	348.226	355.303

Earnings per share:
Basic earnings per share	$11.10	$10.27	$10.90
Diluted earnings per share	$10.93	$10.07	$10.66

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2020
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$384	$32	$—	$416
Money market funds and other	88	—	—	88

	$472	$32	$—	504

Amounts classified as current assets				(116)

Investment carrying value				$388

	2019
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$359	$18	$—	$377
Money market funds and other	85	—	—	85

	$444	$18	$—	462

Amounts classified as current assets				(147)

Investment carrying value				$315

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

At December 31, 2020 and 2019, the investments in debt securities of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at December 31, 2020 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$4	$4
Due after one year through five years	147	156
Due after five years through ten years	157	174
Due after ten years	76	82

	$384	$416

The average expected maturity of the investments in debt securities at December 31, 2020 was 5.2 years, compared to the average scheduled maturity of 9.4 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.
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
The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2020 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$(27)
Pay-fixed interest rate swaps	500	December 2022	(19)
During the next 12 months, we estimate $37 million will be reclassified from accumulated other comprehensive income (“OCI”) and will be included in interest expense.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — FINANCIAL INSTRUMENTS (continued)

Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the year ended December 31, 2020 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$51	Interest expense	$24
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2020, we have not been required to post any collateral related to these agreements. If we had breached these provisions at December 31, 2020, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $46 million.
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
The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2020
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	88	88	—	—

Investments of insurance subsidiaries	504	88	416	—
Less amounts classified as current assets	(116)	(87)	(29)	—

	$388	1	$387	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$46	$—	$46	$—

	December 31, 2019
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$377	$—	$377	$—
Money market funds and other	85	85	—	—

Investments of insurance subsidiaries	462	85	377	—
Less amounts classified as current assets	(147)	(83)	(64)	—

	$315	2	$313	$—

Interest rate swaps (Other)	$3	$—	$3	$—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$7	$—	$7	$—

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The estimated fair value of our long-term debt was $35.814 billion and $37.026 billion at December 31, 2020 and 2019, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $31.240 billion and $33.961 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.
NOTE 9 — LONG-TERM DEBT
A summary of long-term debt at December 31, including related interest rates at December 31, 2020, follows (dollars in millions):

	2020	2019
Senior secured asset-based revolving credit facility	$—	$2,480
Senior secured revolving credit facility	—	—
Senior secured 364-day term loan facility	—	—
Senior secured term loan facilities (effective interest rate of 2.8%)	3,671	3,725
Senior secured notes (effective interest rate of 5.1%)	13,850	13,850
Other senior secured debt (effective interest rate of 4.7%)	767	654

Senior secured debt	18,288	20,709
Senior unsecured notes (effective interest rate of 5.5%)	12,952	13,252
Net debt issuance costs	(236)	(239)

Total debt (average life of 8.9 years, rates averaging 5.0%)	31,004	33,722
Less amounts due within one year	209	145

	$30,795	$33,577

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
During March 2020 in response to the risks the COVID-19 pandemic presents to our business, we entered into a credit agreement that provides for a 364-day secured term loan facility for an aggregate principal amount of up to $2.000 billion. As of December 31, 2020 there was no amount outstanding or draw notices pending under the facility. We terminated this credit agreement during January 2021.
Senior Secured Credit Facilities And Other Senior Secured Debt
We have entered into the following senior secured credit facilities:

(i) a $3.750
billion asset-based revolving credit facility maturing on
June 28, 2022
with a borrowing base of
85%
of eligible accounts receivable, subject to customary reserves and eligibility criteria
(none
outstanding at December 31, 2020) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on June 28, 2022 (none outstanding at December 31, 2020 without giving effect to certain outstanding letters of credit); (iii) a
 $2.000
billion senior secured 364-day term loan facility maturing on March 18, 2021 (none outstanding at December 31, 2020 and
the

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 — LONG-TERM DEBT (continued)

Senior Secured Credit Facilities And Other Senior Secured Debt (continued)

facility was
terminated during January 2021); (iv) a
 $1.078
billion senior secured term loan A-6 facility maturing on
 July 16, 2024; (v) a $1.459
billion senior secured term loan B-12 facility maturing on
March 13, 2025; and (vi) a $1.134
billion senior secured term loan B-13 facility maturing on
 March 18, 2026.
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
Senior secured notes consists of (i) $1.250 billion aggregate principal amount of 4.75% first lien notes due 2023; (ii) $2.000 billion aggregate principal amount of 5.00% first lien notes due 2024; (iii) $1.400 billion aggregate principal amount of 5.25% first lien notes due 2025; (iv) $1.500 billion aggregate principal amount of 5.25% first lien notes due 2026; (v) $1.200 billion aggregate principal amount of 4.50% first lien notes due 2027; (vi) $2.000 billion aggregate principal amount of 4 1/8% first lien notes due 2029; (vii) $1.000 billion aggregate principal amount of 5 1/8% first lien notes due 2039; (viii) $1.500 billion aggregate principal amount of 5.50% first lien notes due 2047; and (ix) $2.000 billion aggregate principal amount of 5 1/4% first lien notes due 2049. Finance leases and other secured debt totaled $767 million at December 31, 2020.
We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2020, we had entered into effective interest rate swap agreements, in a total notional amount of $2.500 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facilities. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.
Senior Unsecured Notes
Senior unsecured notes consist of (i) $12.091 billion aggregate principal amount of senior notes with maturities ranging from 2023 to 2033; (ii) an aggregate principal amount of $125 million medium-term notes maturing 2025; and (iii) an aggregate principal amount of $736 million debentures with maturities ranging from 2023 to 2095.

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
All obligations under the cash flow credit facility and the guarantees of such obligations are secured, subject to permitted liens and other exceptions, by:

•	a first-priority lien on the capital stock owned by HCA Inc., or by any guarantor, in each of their respective first-tier subsidiaries;

•
a first-priority lien on substantially all present and future assets of HCA Inc. and of each guarantor other than (i) “Principal Properties” (as defined in the 1993 Indenture), (ii) certain other real properties and (iii) deposit accounts, other bank or securities accounts, cash, leaseholds, motor-vehicles and certain other exceptions; and

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
Maturities of long-term debt in years 2022 through 2025 are $233 million, $2.799 billion, $3.163 billion and $5.872 billion, respectively.
NOTE 10 — LEASES
We adopted ASU
No. 2016-02,
Leases (Topic 842)
, which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related assets and obligations at the present value of lease payments over the term. Many of our leases include rental escalation clauses and renewal options that are factored into our determination of lease payments, when appropriate. We do not separate lease and nonlease components of contracts. Generally, we use our estimated incremental borrowing rate to discount the lease payments, as most of our leases do not provide a readily determinable implicit interest rate.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — LEASES (continued)

The following table presents our lease-related assets and liabilities at December 31, 2020 and 2019 (dollars in millions):

	Balance Sheet Classification	2020	2019
Assets:
Operating leases	Right-of-use operating lease assets	$2,024	$1,834
Finance leases	Property and equipment	553	520

Total lease assets		$2,577	$2,354

Liabilities:
Current:
Operating leases	Other accrued expenses	$379	$350
Finance leases	Long-term debt due within one year	128	87
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,673	1,499
Finance leases	Long-term debt	494	470

Total lease liabilities		$2,674	$2,406

Weighted-average remaining term:
Operating leases		10.4 years	10.8 years
Finance leases		11.5 years	12.0 years
Weighted-average discount rate:
Operating leases		4.8%	5.3%
Finance leases		5.4%	6.0%
The following table presents certain information related to lease expense for finance and operating leases for the years ended December 31, 2020 and 2019 (dollars in millions):

	2020	2019
Finance lease expense:
Depreciation and amortization	$106	$93
Interest	31	32
Operating leases(1)	447	389
Short-term lease expense(1)	322	316
Variable lease expense(1)	154	150

	$1,060	$980

(1)	Expenses are included in “other operating expenses” in our consolidated income statements.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — LEASES (continued)

The following table presents supplemental cash flow information for the years ended December 31, 2020 and 2019 (dollars in millions):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$445	$404
Operating cash flows for finance leases	31	32
Financing cash flows for finance leases	86	79
Maturities of Lease Liabilities
The following table reconciles the undiscounted minimum lease payment amounts to the operating and finance lease liabilities recorded on the balance sheet at December 31, 2020 and 2019 (dollars in millions):

	2020		2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Year 1	$431	$155	$411	$110
Year 2	366	125	350	105
Year 3	307	81	285	99
Year 4	255	82	228	58
Year 5	207	51	182	60
Thereafter	1,136	353	1,074	368

Total minimum lease payments	2,702	847	2,530	800
Less: amount of lease payments representing interest	(650)	(225)	(681)	(243)

Present value of future minimum lease payments	2,052	622	1,849	557
Less: current lease obligations	(379)	(128)	(350)	(87)

Long-term lease obligations	$1,673	$494	$1,499	$470

NOTE 11 — CONTINGENCIES
We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us
,
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

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — CONTINGENCIES (continued)

Government Investigations, Claims and Litigation (continued)

against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations, financial position or liquidity.
Texas operates a state Medicaid program pursuant to a waiver from the Centers for Medicare & Medicaid Services under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam
lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam
lawsuit. The Company believes that our participation is and has been consistent with the requirements of the Program and is vigorously defending against the lawsuit being pursued by the relator. We cannot predict what effect, if any, the qui tam
lawsuit could have on the Company.
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
Share Repurchase Transactions
During January 2020, January 2019 and October 2017, our Board of Directors authorized share repurchase programs for up to $6 billion ($2 billion for each authorization) of our outstanding common stock. During March
2020
in response to the risks the
COVID-19
pandemic presents to our business, we announced the suspension of our share repurchase programs. During February 2021, our
Board of Directors authorized the resumption of the share repurchase program, pursuant to which $2.8 billion of pre-suspension authorization remained available, and an additional $6 billion was authorized for repurchases of the Company’s outstanding common stock ($8.8 billion of total repurchase authorization).
During 2020, we repurchased 3.287 million shares of our common stock at an average price of $134.18 per share through market purchases pursuant to the $
2.0
 billion share repurchase program authorized during January 2019. At December 31, 2020, we had $2.800 billion of repurchase authorization available under the January 2019 and 2020 authorizations. During 2019, we repurchased 7.949 million shares of our common stock at an average price of $129.71 per share through market purchases pursuant to the October 2017 authorization (which was completed during the first quarter of 2019) and the January 2019 authorization. During 2018, we repurchased 14.070 million shares of our common stock at an average price of $108.74 per share through market purchases pursuant to the October 2017 authorization.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — EMPLOYEE BENEFIT PLANS
We maintain defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally,
100% of the first 3% to 9%,
depending upon years of vesting service, of compensation deferred by participants). The cost of these plans totaled

$552
million for 2020,
$532
million for 20
19 and
$499
million for 2018. Our matching contributions are funded during the year following the participant contributions.
We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of a base amount and attaining 1,000 or more hours
of service during the plan year. Company credits to participants’ hypothetical account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service, hypothetical investment returns (gains or losses) and certain IRS limitations. Benefits expense under this plan was
$35 million for 2020, $44 million for 2019 and $22 million for 2018. Accrued benefits liabilities under this plan totaled $242 million at December 31, 2020 and $227 million at December 31, 2019.
We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was
$24 million for 2020, $19 million for 2019 and $26 million for 2018. Accrued benefits liabilities under this plan totaled $204 million at December 31, 2020 and $192 million at December 31, 2019.
We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was
$8
million for 2020,

$11
million for 2019, and
 $9
million for 2018. Accrued benefits liabilities under these plans totaled
 $96
million at December 31, 2020 and
 $63
million at December 31, 2019.
NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. At December 31, 2020, the National Group included 96 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group included 82 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Missouri, Tennessee and Texas. We also operate seven hospitals in England, and these facilities are included in the Corporate and other group.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets are summarized in the following table (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
National Group	$25,694	$25,913	$22,581
American Group	23,593	23,173	21,959
Corporate and other	2,246	2,250	2,137

	$51,533	$51,336	$46,677

Equity in earnings of affiliates:
National Group	$(28)	$(2)	$(4)
American Group	(42)	(44)	(40)
Corporate and other	16	3	15

	$(54)	$(43)	$(29)

Adjusted segment EBITDA:
National Group	$5,532	$5,634	$4,980
American Group	5,333	4,904	4,593
Corporate and other	(828)	(681)	(624)

	$10,037	$9,857	$8,949

Depreciation and amortization:
National Group	$1,216	$1,161	$946
American Group	1,164	1,117	1,027
Corporate and other	341	318	305

	$2,721	$2,596	$2,278

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Years Ended December 31,
	2020	2019	2018
Adjusted segment EBITDA	$10,037	$9,857	$8,949
Depreciation and amortization	2,721	2,596	2,278
Interest expense	1,584	1,824	1,755
Losses (gains) on sales of facilities	7	(18)	(428)
Losses on retirement of debt	295	211	9

Income before income taxes	$5,430	$5,244	$5,335

	December 31,
	2020	2019	2018
Assets:
National Group	$18,913	$18,290	$14,839
American Group	20,760	20,608	19,122
Corporate and other	7,817	6,160	5,246

	$47,490	$45,058	$39,207

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2017	$1,474	$5,265	$655	$7,394
Acquisitions	132	504	—	636
Foreign currency translation, amortization and other	(9)	(40)	(28)	(77)

Balance at December 31, 2018	1,597	5,729	627	7,953
Acquisitions	155	39	138	332
Foreign currency translation, amortization and other	(13)	(3)	—	(16)

Balance at December 31, 2019	1,739	5,765	765	8,269
Acquisitions	38	27	279	344
Foreign currency translation, amortization and other	(2)	(17)	(16)	(35)

Balance at December 31, 2020	$1,775	$5,775	$1,028	$8,578

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2017	$7	$(149)	$(168)	$32	$(278)
Unrealized losses on available-for-sale securities, net of $2 income tax benefit	(5)	—	—	—	(5)
Foreign currency translation adjustments, net of $8 income tax benefit	—	(63)	—	—	(63)
Defined benefit plans, net of $10 of income taxes	—	—	34	—	34
Change in fair value of derivative instruments, net of $5 of income taxes	—	—	—	18	18
Expense (income) reclassified into operations from other comprehensive income, net of $5 income tax benefit and $2 of income taxes, respectively	—	—	16	(8)	8
Reclassification of stranded tax effects	1	(71)	(30)	5	(95)

Balances at December 31, 2018	3	(283)	(148)	47	(381)
Unrealized gains on available-for-sale securities, net of $4 of income taxes	11	—	—	—	11
Foreign currency translation adjustments, net of $5 of income taxes	—	—	—	—	—
Defined benefit plans, net of $14 income tax benefit	—	—	(49)	—	(49)
Change in fair value of derivative instruments, net of $13 income tax benefit	—	—	—	(37)	(37)
Expense (income) reclassified into operations from other comprehensive income, net of $3 income tax benefit and $3 of income taxes, respectively	—	—	10	(14)	(4)

Balances at December 31, 2019	14	(283)	(187)	(4)	(460)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	11	—	—	—	11
Foreign currency translation adjustments, net of $6 of income taxes	—	12	—	—	12
Defined benefit plans, net of $16 income tax benefit	—	—	(55)	—	(55)
Change in fair value of derivative instruments, net of $15 income tax benefit	—	—	—	(51)	(51)
Expense reclassified into operations from other comprehensive income, net of $6 and $5 income tax benefits, respectively	—	—	22	19	41

Balances at December 31, 2020	$25	$(271)	$(220)	$(36)	$(502)

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — ACCRUED EXPENSES
A summary of other accrued expenses at December 31 follows (dollars in millions):

	2020	2019
Professional liability risks	$477	$457
Defined contribution benefit plan	547	528
Right-of-use operating lease	379	350
Taxes other than income	343	325
Interest	315	368
Government stimulus refund liability	83	—
Other	1,096	904

	$3,240	$2,932