Form 10-Q
period 2021-03-31
HCA Healthcare, Inc.
filed 2021-04-30
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date
.

Class of Common Stock	Outstanding at April 26, 2021

Voting common stock, $.01 par value	330,655,500 shares

HCA HEALTHCARE, INC.
Form 10-Q
March 31, 2021

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020
Unaudited
(Dollars in millions, except per share amounts)

	2021	2020
Revenues	$13,977	$12,861

Salaries and benefits	6,301	6,118
Supplies	2,224	2,123
Other operating expenses	2,421	2,427
Equity in earnings of affiliates	(21)	(7)
Depreciation and amortization	697	674
Interest expense	384	428
Gains on sales of facilities	(2)	(7)
Losses on retirement of debt	—	295

	12,004	12,051

Income before income taxes	1,973	810
Provision for income taxes	393	112

Net income	1,580	698
Net income attributable to noncontrolling interests	157	117

Net income attributable to HCA Healthcare, Inc.	$1,423	$581

Per share data:
Basic earnings	$4.21	$1.72
Diluted earnings	$4.14	$1.69
Shares used in earnings per share calculations (in millions):
Basic	338.123	338.242
Diluted	343.321	344.096
The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020
Unaudited
(Dollars in millions)

	2021	2020
Net income	$1,580	$698
Other comprehensive income (loss) before taxes:
Foreign currency translation	8	(73)

Unrealized losses on available-for-sale securities	(11)	(5)

Defined benefit plans	—	—
Pension costs included in salaries and benefits	7	4

	7	4

Change in fair value of derivative financial instruments	1	(60)
Interest expense (benefits) included in interest expense	9	(1)

	10	(61)

Other comprehensive income (loss) before taxes	14	(135)
Income taxes (benefits) related to other comprehensive income items	3	(24)

Other comprehensive income (loss)	11	(111)

Comprehensive income	1,591	587
Comprehensive income attributable to noncontrolling interests	157	117

Comprehensive income attributable to HCA Healthcare, Inc.	$1,434	$470

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,030	$1,793
Accounts receivable	7,424	7,051
Inventories	2,068	2,025
Other	1,514	1,464

	12,036	12,333

Property and equipment, at cost	49,877	49,317
Accumulated depreciation	(26,689)	(26,118)

	23,188	23,199

Investments of insurance subsidiaries	393	388
Investments in and advances to affiliates	427	422
Goodwill and other intangible assets	8,575	8,578
Right-of-use operating lease assets	2,083	2,024
Other	575	546

	$47,277	$47,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,524	$3,535
Accrued salaries	1,767	1,720
Other accrued expenses	3,117	3,240
Long-term debt due within one year	234	209

	8,642	8,704

Long-term debt, less debt issuance costs and discounts of $229 and $236	30,838	30,795
Professional liability risks	1,553	1,486
Right-of-use operating lease obligations	1,730	1,673
Income taxes and other liabilities	2,032	1,940

Stockholders’ equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 333,714,500 shares — 2021 and 339,425,600 shares — 2020	3	3
Capital in excess of par value	—	294
Accumulated other comprehensive loss	(491)	(502)
Retained earnings	735	777

Stockholders’ equity attributable to HCA Healthcare, Inc.	247	572
Noncontrolling interests	2,235	2,320

	2,482	2,892

	$47,277	$47,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit )
	Shares (in millions)	Par Value
Balances, December 31 , 2019	338.446	$3	$—	$(460)	$(2,351)	$2,243	$(565)
Comprehensive income				(111)	581	117	587
Repurchase of common stock	(3.287)				(441)		(441)
Share-based benefit plans	2.449		2		(35)		(33)
Cash dividends declared ($0.43 per share)					(148)		(148)
Distributions						(154)	(154)
Other			(2)			53	51

Balances, March 31, 2020	337.608	3	—	(571)	(2,394)	2,259	(703)
Comprehensive income				9	1,079	137	1,225
Share-based benefit plans	0.352		93				93
Distributions						(45)	(45)
Other			(5)			3	(2)

Balances, June 30, 2020	337.960	3	88	(562)	(1,315)	2,354	568
Comprehensive income				47	668	111	826
Share-based benefit plans	0.410		97				97
Distributions						(194)	(194)
Other						2	2

Balances, September 30, 2020	338.370	3	185	(515)	(647)	2,273	1,299
Comprehensive income				13	1,426	268	1,707
Share-based benefit plans	1.056		108				108
Cash dividends declared ($ 0.43 per share)					(2)		(2)
Distributions						(233)	(233)
Other			1			12	13

Balances, December 31, 2020	339.426	3	294	(502)	777	2,320	2,892
Comprehensive income				11	1,423	157	1,591
Repurchase of common stock	(8.477)		(225)		(1,302)		(1,527)
Share-based benefit plans	2.765		(75)				(75)
Cash dividends declared ($0.48 per share)					(163)		(163)
Distributions						(234)	(234)
Other			6			(8)	(2)

Balances, March 31 , 2021	333.714	$3	$—	$(491)	$735	$2,235	$2,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020
Unaudited
(Dollars in millions)

	2021	2020
Cash flows from operating activities:
Net income	$1,580	$698
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(371)	464
Inventories and other assets	(85)	(196)
Accounts payable and accrued expenses	(371)	(784)
Depreciation and amortization	697	674
Income taxes	406	121
Gains on sales of facilities	(2)	(7)
Losses on retirement of debt	—	295
Amortization of debt issuance costs and discounts	8	7
Share-based compensation	97	82
Other	29	21

Net cash provided by operating activities	1,988	1,375

Cash flows from investing activities:
Purchase of property and equipment	(654)	(853)
Acquisition of hospitals and health care entities	(22)	(328)
Sales of hospitals and health care entities	20	35
Change in investments	(2)	(1)
Other	9	2

Net cash used in investing activities	(649)	(1,145)

Cash flows from financing activities:
Issuances of long-term debt	—	2,700
Net change in revolving credit facilities	80	1,440
Repayment of long-term debt	(47)	(3,327)
Distributions to noncontrolling interests	(234)	(154)
Payment of debt issuance costs	—	(34)
Payment of dividends	(169)	(152)
Repurchase of common stock	(1,527)	(441)
Other	(207)	(141)

Net cash used in financing activities	(2,104)	(109)

Effect of exchange rate changes on cash and cash equivalents	2	(11)

Change in cash and cash equivalents	(763)	110
Cash and cash equivalents at beginning of period	1,793	621

Cash and cash equivalents at end of period	$1,030	$731

Interest payments	$375	$468
Income tax refunds, net	$(13)	$(9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2021, these affiliates owned and operated 186 hospitals, 121 freestanding surgery centers, 21 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $87 million and $96 million for the quarters ended March 31, 2021 and 2020, respectively. Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on
Form 10-K
for the year ended December 31, 2020
.
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic, and the public remains wary of real or perceived opportunities for exposure to the virus. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.
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
Revenues (continued)

through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service
rates. Our revenues for the quarter ended March 31, 2020 include

$
55

million related to the settlement of Medicare outlier calculations for prior periods. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
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

400
%
of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2021 and 2020 are summarized in the following table (dollars in millions):

	2021	Ratio	2020	Ratio
Medicare	$2,559	18.3%	$2,743	21.3%
Managed Medicare	2,053	14.7	1,826	14.2
Medicaid	527	3.8	414	3.2
Managed Medicaid	725	5.2	666	5.2
Managed care and insurers	6,885	49.1	6,645	51.6
International (managed care and insurers)	333	2.4	292	2.3
Other	895	6.5	275	2.2

Revenues	$13,977	100.0%	$12,861	100.0%

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2021 and 2020 follows (dollars in millions):

	2021	2020
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,643	$11,342

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.4%	11.9%
Total uncompensated care	$6,821	$7,873
Multiply by the cost-to-charges ratio	11.4%	11.9%
Estimated cost of total uncompensated care	$778	$937

The total uncompensated care amounts include charity care of $2.942 billion and $3.735 billion, respectively, and the related estimated costs of charity care were $335 million and $444 million,

respectively,
for the quarters ended March 31, 2021 and 2020
.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACQUISITIONS AND DISPOSITIONS
During the quarter ended March 31, 2021, we paid $22 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. During the quarter ended March 31, 2020, we paid
$328 million
to acquire a hospital in New Hampshire and nonhospital health care entities. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During the quarter ended March 31, 2021, we received proceeds of $20 million and recognized a pretax gain of $2 million related to sales of real estate and other investments. During the quarter ended March 31, 2020, we received proceeds of $35 million and recognized a pretax gain of $7 million related to sales of real estate and other investments.
NOTE 3 — INCOME TAXES
Our provisions for income taxes for the quarters ended March 31, 2021 and 2020 were
$393 million and $112 million, respectively, and the effective tax rates were 21.7% and 16.2%, respectively.
Our provision for income taxes included tax benefits related to settlements of employee equity awards of
$74 million and $53 million for the quarters ended March 31, 2021 and 2020, respectively.
Our liability for unrecognized tax benefits was $596 million, including accrued interest of $88 million, as of March 31, 2021 ($508 million and $73 million, respectively, as of December 31, 2020). Unrecognized tax benefits of $179 million ($157 million as of December 31, 2020) would affect the effective rate, if recognized.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 — INCOME TAXES (continued)

The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at March 31, 2021. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.
NOTE 4 — EARNINGS PER SHARE
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards, computed using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2021 and 2020 (dollars and shares in millions, except per share amounts):

	2021	2020
Net income attributable to HCA Healthcare, Inc.	$1,423	$581

Weighted average common shares outstanding	338.123	338.242
Effect of dilutive incremental shares	5.198	5.854
Shares used for diluted earnings per share	343.321	344.096

Earnings per share:
Basic earnings	$4.21	$1.72
Diluted earnings	$4.14	$1.69
NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of our insurance subsidiaries’ investments at March 31, 2021 and December 31, 2020 follows (dollars in millions):

	March 31, 2021
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$376	$22	$(1)	$397
Money market funds and other	104	—	—	104
	$480	$22	$(1)	501

Amounts classified as current assets				(108)
Investment carrying value				$393

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

	December 31, 2020
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$384	$32	$—	$416
Money market funds and other	88	—	—	88
	$472	$32	$—	504

Amounts classified as current assets				(116)
Investment carrying value				$388

At March 31, 2021 and December 31, 2020, the investments in debt securities of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at March 31, 2021 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$4	$4
Due after one year through five years	144	152
Due after five years through ten years	157	167
Due after ten years	71	74
	$376	$397

The average expected maturity of the investments in debt securities at March 31, 2021 was 5.0 years, compared to the average scheduled maturity of 9.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.
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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6 — FINANCIAL INSTRUMENTS (continued)
Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2021 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$(20)
Pay-fixed interest rate swaps	500	December 2022	(16)
During the next 12 months, we estimate $30 million will be reclassified from other comprehensive income (“OCI”) and will be included in interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the quarter ended March 31, 2021 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$1	Interest expense	$9
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2021, we have not been required to post any collateral related to these agreements. If we had breached these provisions at March 31, 2021, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $37 million.

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
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related marke
t

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$397	$—	$397	$—
Money market funds and other	104	104	—	—
Investments of insurance subsidiaries	501	104	397	—
Less amounts classified as current assets	(108)	(101)	(7)	—

	$393	$3	$390	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$36	$—	$36	$—

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)
Derivative Financial Instruments (continued)

	December 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	88	88	—	—
Investments of insurance subsidiaries	504	88	416	—
Less amounts classified as current assets	(116)	(87)	(29)	—
	$388	$1	$387	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$46	$—	$46	$—
The estimated fair value of our long-term debt was $34.872 billion and $35.814 billion at March 31, 2021 and December 31, 2020, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $31.301 billion and $31.240 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.
NOTE 8 — LONG-TERM DEBT
A summary of long-term debt at March 31, 2021 and December 31, 2020, including related interest rates at March 31, 2021, follows (dollars in millions):

	March 31, 2021	December 31, 2020
Senior secured asset-based revolving credit facility (effective interest rate of 1.4%)	$80	$—
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 2.8%)	3,657	3,671
Senior secured notes (effective interest rate of 5.1%)	13,850	13,850
Other senior secured debt (effective interest rate of 4.6%)	762	767
Senior secured debt	18,349	18,288
Senior unsecured notes (effective interest rate of 5.5%)	12,952	12,952
Debt issuance costs and discounts	(229)	(236)
Total debt (average life of 8.6 years, rates averaging 5.0%)	31,072	31,004
Less amounts due within one year	234	209
	$30,838	$30,795

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
Health care companies are routinely subject to investigations by various governmental agencies. Under the federal False Claims Act (“FCA”), private parties have the right to bring
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
NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During February 2021, our Board of Directors authorized an additional $6 billion for repurchases of our outstanding common stock. During the quarter ended March 31, 2021, we repurchased 8.477 million shares of our common stock at an average price of $180.11 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during January 2019 (which was completed during the first quarter of 2021) and the January 2020 authorization. At March 31, 2021, we had $7.274 billion of repurchase authorization available under the January 2020 and February 2021 authorizations
.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS (continued)
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2020	$25	$(271)	$(220)	$(36)	$(502)
Unrealized losses on available-for-sale securities, net of $2 income tax benefit	(9)				(9)
Foreign currency translation adjustments, net of $1 of income tax		7			7
Change in fair value of derivative instruments				1	1
Expense reclassified into operations from other comprehensive income, net of $2 and $2 income tax benefits, respectively			5	7	12

Balances at March 31, 2021	$16	$(264)	$(215)	$(28)	$(491)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 97 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group includes 82 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Missouri, Tennessee and Texas. We also operate seven hospitals in England, and these facilities are included in the Corporate and other group.

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
The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2021 and 2020 are summarized in the following table (dollars in millions):

	202 1	2020
Revenues:
National Group	$7,056	$6,474
American Group	6,291	5,744
Corporate and other	630	643

	$13,977	$12,861

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	2021	2020
Equity in earnings of affiliates:
National Group	$(7)	$1
American Group	(12)	(9)
Corporate and other	(2)	1
	$(21)	$(7)

Adjusted segment EBITDA:
National Group	$1,705	$1,215
American Group	1,501	1,115
Corporate and other	(154)	(130)
	$3,052	$2,200

Depreciation and amortization:
National Group	$323	$306
American Group	293	287
Corporate and other	81	81
	$697	$674

Adjusted segment EBITDA	$3,052	$2,200
Depreciation and amortization	697	674
Interest expense	384	428
Gains on sales of facilities	(2)	(7)
Losses on retirement of debt	—	295
Income before income taxes	$1,973	$810

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
including, without limitation, the length and severity of the pandemic and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume of
COVID-19
patients cared for across our health systems; measures we are taking to respond to the
COVID-19
pandemic; the impact and terms of government and administrative regulation and stimulus (including the Families First Coronavirus Response Act, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021 and other enacted and potential future legislation); changes in revenues due to declining patient volumes, changes in payer mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions; and the timing, availability and adoption of effective medical treatments and vaccines, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the
COVID-19
pandemic which could impact us from a financial perspective, (3) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), including the effects of court challenges to, any repeal of, or changes to, the Affordable Care Act or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the
COVID-19
pandemic, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and those required under the Pay-As-You-Go Act of 2010 (“PAYGO Act”) as a result of the federal budget deficit impact of the American Rescue Plan Act of 2021, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) the highly competitive nature of the health care business, (9) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (10) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (11) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (12) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Forward-Looking Statements (continued)

facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including economic and business conditions (and the impact thereof on the economy, financial markets and banking industry) resulting from the
COVID-19
pandemic, (16) the emergence of and effects related to other pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (25) changes in the U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on
Form 10-K
for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic, and the public remains wary of real or perceived opportunities for exposure to the virus. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.
First Quarter 2021 Operations Summary
Revenues increased to $13.977 billion in the first quarter of 2021 from $12.861 billion in the first quarter of 2020. Net income attributable to HCA Healthcare, Inc. totaled $1.423 billion, or $4.14 per diluted share, for the quarter ended March 31, 2021, compared to $581 million, or $1.69 per diluted share, for the quarter ended March 31, 2020. First quarter results for 2020 include losses on retirement of debt of $295 million, or $0.66 per diluted share, and gains on sales of facilities of $7 million, or $0.02 per diluted share. Our revenues for the quarter ended March 31, 2020 include $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods. Our provisions for income taxes for the first quarters of 2021 and 2020 included tax benefits of $74 million, or $0.22 per diluted share, and $53 million, or $0.15 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes.
Revenues increased 8.7% on a consolidated basis and 9.0% on a same facility basis for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020. The increase in consolidated revenues can be primarily attributed to the net impact of a 16.1% increase in revenue per equivalent admission offset by a 6.4% decline in equivalent admissions. The same facility revenues increase primarily resulted from the net impact of a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
First Quarter 2021 Operations Summary (continued)

16.6% increase in same facility revenue per equivalent admission offset by a 6.5% decline in same facility equivalent admissions.
During the quarter ended March 31, 2021, consolidated admissions and same facility admissions declined 4.1% and 4.2%, respectively, compared to the quarter ended March 31, 2020. Surgeries declined 0.7% on a consolidated basis and declined 0.6% on a same facility basis during the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020. Emergency department visits declined 18.7% and 18.4% on a consolidated basis and on a same facility basis, respectively, during the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020. Consolidated and same facility uninsured admissions declined 15.8% and 15.7%, respectively, for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020.
Cash flows from operating activities increased $613 million, from $1.375 billion for the first quarter of 2020 to $1.988 billion for the first quarter of 2021. The increase in cash provided by operating activities was primarily related to the net effect of an increase in net income, excluding gains on sales of facilities and losses on retirement of debt, of $659 million and an increase related to income taxes of $218 million, offset by negative changes in working capital of $311 million, primarily related to an increase in accounts receivable.
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
Revenues increased 8.7% from $12.861 billion in the first quarter of 2020 to $13.977 billion in the first quarter of 2021. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2021 and 2020 are summarized in the following table (dollars in millions):

	2021	Ratio	2020	Ratio
Medicare	$2,559	18.3%	$2,743	21.3%
Managed Medicare	2,053	14.7	1,826	14.2
Medicaid	527	3.8	414	3.2
Managed Medicaid	725	5.2	666	5.2
Managed care and insurers	6,885	49.1	6,645	51.6
International (managed care and insurers)	333	2.4	292	2.3
Other	895	6.5	275	2.2

Revenues	$13,977	100.0%	$12,861	100.0%

Consolidated and same facility revenue per equivalent admission increased 16.1% and 16.6%, respectively, in the first quarter of 2021, compared to the first quarter of 2020. Consolidated and same facility equivalent admissions declined 6.4% and 6.5%, respectively, in the first quarter of 2021, compared to the first quarter of 2020. Consolidated and same facility outpatient surgeries increased 2.2% and 2.3%, respectively, in the first quarter of 2021, compared to the first quarter of 2020. Consolidated and same facility inpatient surgeries declined 5.6% and 5.4%, respectively, in the first quarter of 2021, compared to the first quarter of 2020. Consolidated and same facility emergency department visits declined 18.7% and 18.4%, respectively, in the first quarter of 2021, compared to the first quarter of 2020. Our revenues increased, although our patient volumes declined, during the first quarter of 2021 compared to the first quarter of 2020 due to favorable changes in payer mix and higher acuity levels for patients treated during the first quarter of 2021, which resulted in an increase in revenue per equivalent admission. We believe these trends have been impacted by the effect of the pandemic on our operations, including the patients diagnosed with COVID-19.
To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2021 and 2020 follows (dollars in millions):

	2021	2020
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,643	$11,342

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.4%	11.9%

Total uncompensated care	$6,821	$7,873
Multiply by the cost-to-charges ratio	11.4%	11.9%

Estimated cost of total uncompensated care	$778	$937

Same facility uninsured admissions declined by 6,564 admissions, or 15.7%, in the first quarter of 2021 compared to the first quarter of 2020. Same facility uninsured admissions in 2020, compared to 2019, declined 9.1% in the fourth quarter, declined 14.2% in the third quarter, declined 10.0% in the second quarter, and increased 7.1% in the first quarter. The declines in the first quarter of 2021, compared to the first quarter of 2020, and the last three quarters of 2020, compared to the last three quarters of 2019, were primarily due to the reimbursement received, as

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

provided for under the Families First Coronavirus Response Act and subsequent legislation, for uninsured patients diagnosed with
COVID-19
and the resulting classification of those patients as an insured admission, as well as general declines in patient volumes resulting from the pandemic’s impact on our operations.
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters ended March 31, 2021 and 2020 are set forth in the following table.

	2021	2020
Medicare	24%	27%
Managed Medicare	22	20
Medicaid	5	5
Managed Medicaid	12	12
Managed care and insurers	30	28
Uninsured	7	8

	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters ended March 31, 2021 and 2020 are set forth in the following table.

	2021	2020
Medicare	24%	29%
Managed Medicare	17	16
Medicaid	5	4
Managed Medicaid	6	5
Managed care and insurers	48	46

	100%	100%

At March 31, 2021, we had 92 hospitals in the states of Texas and Florida. During the quarter ended March 31, 2021, 56% of our admissions and 49% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended March 31, 2021.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $138 million and $115 million during the first quarters of 2021 and 2020, respectively.
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
Key Performance Indicators
We present certain metrics and statistical information that management uses when assessing our results of operations. We believe this information is useful to investors as it provides insight to how management evaluates operational performance and trends between reporting periods. Information on how these metrics and statistical information are defined is provided in the following tables summarizing operating results and operating data.
Operating Results Summary
The following is a comparative summary of results of operations for the quarters ended March 31, 2021 and 2020 (dollars in millions):

	2021		2020
	Amount	Ratio	Amount	Ratio
Revenues	$13,977	100.0	$12,861	100.0

Salaries and benefits	6,301	45.1	6,118	47.6
Supplies	2,224	15.9	2,123	16.5
Other operating expenses	2,421	17.4	2,427	18.9
Equity in earnings of affiliates	(21)	(0.2)	(7)	(0.1)
Depreciation and amortization	697	5.0	674	5.3
Interest expense	384	2.7	428	3.3
Gains on sales of facilities	(2)	—	(7)	(0.1)
Losses on retirement of debt	—	—	295	2.3

	12,004	85.9	12,051	93.7

Income before income taxes	1,973	14.1	810	6.3
Provision for income taxes	393	2.8	112	0.9

Net income	1,580	11.3	698	5.4
Net income attributable to noncontrolling interests	157	1.1	117	0.9

Net income attributable to HCA Healthcare, Inc.	$1,423	10.2	$581	4.5

% changes from prior year:
Revenues	8.7%		2.7%
Income before income taxes	143.6		(44.5)
Net income attributable to HCA Healthcare, Inc.	145.0		(44.1)
Admissions(a)	(4.1)		1.0
Equivalent admissions(b)	(6.4)		(0.1)
Revenue per equivalent admission	16.1		2.9
Same facility % changes from prior year(c):
Revenues	9.0		1.2
Admissions(a)	(4.2)		0.6
Equivalent admissions(b)	(6.5)		(0.4)
Revenue per equivalent admission	16.6		1.6

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

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
Quarters Ended March 31, 2021 and 2020
Revenues increased to $13.977 billion in the first quarter of 2021 from $12.861 billion in the first quarter of 2020. Net income attributable to HCA Healthcare, Inc. totaled $1.423 billion, or $4.14 per diluted share, for the quarter ended March 31, 2021, compared to $581 million, or $1.69 per diluted share, for the quarter ended March 31, 2020. First quarter results for 2020 include losses on retirement of debt of $295 million, or $0.66 per diluted share, and gains on sales of facilities of $7 million, or $0.02 per diluted share. Our revenues for the quarter ended March 31, 2020 include $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods. Our provisions for income taxes for the first quarters of 2021 and 2020 included tax benefits of $74 million, or $0.22 per diluted share, and $53 million, or $0.15 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes.
Revenues increased 8.7% on a consolidated basis and 9.0% on a same facility basis for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020. The increase in consolidated revenues can be primarily attributed to the net impact of a 16.1% increase in revenue per equivalent admission offset by a 6.4% decline in equivalent admissions. The same facility revenues increase primarily resulted from the net impact of a 16.6% increase in same facility revenue per equivalent admission offset by a 6.5% decline in same facility equivalent admissions.
Salaries and benefits, as a percentage of revenues, were 45.1% in the first quarter of 2021 and 47.6% in the first quarter of 2020. Salaries and benefits per equivalent admission increased 10.0% in the first quarter of 2021 compared to the first quarter of 2020. Same facility labor rate increases averaged 6.1% for the first quarter of 2021 compared to the first quarter of 2020.
Supplies, as a percentage of revenues, were 15.9% in the first quarter of 2021 and 16.5% in the first quarter of 2020. Supply costs per equivalent admission increased 11.9% in the first quarter of 2021 compared to the first quarter of 2020. Supply costs per equivalent admission increased 7.0% for medical devices, 21.0% for pharmacy supplies and 12.0% for general medical and surgical items in the first quarter of 2021 compared to the first quarter of 2020.
Other operating expenses, as a percentage of revenues, were 17.4% in the first quarter of 2021 and 18.9% in the first quarter of 2020. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $134 million and $140 million for the first quarters of 2021 and 2020, respectively.
Equity in earnings of affiliates was $21 million and $7 million in the first quarters of 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended March 31, 2021 and 2020 (continued)

Depreciation and amortization increased $23 million, from $674 million in the first quarter of 2020 to $697 million in the first quarter of 2021. The increase in depreciation relates primarily to capital expenditures at our existing facilities.
Interest expense was $384 million in the first quarter of 2021 and $428 million in the first quarter of 2020. Our average debt balance was $31.019 billion for the first quarter of 2021 compared to $34.136 billion for the first quarter of 2020. The average effective interest rate for our long-term debt was 5.0% for both of the quarters ended March 31, 2021 and 2020.
During the first quarters of 2021 and 2020, we recorded gains on sales of facilities of $2 million and $7 million, respectively.
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
The effective tax rates were 21.7% and 16.2% for the first quarters of 2021 and 2020, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first quarters of 2021 and 2020 included tax benefits of $74 million and $53 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first quarters of 2021 and 2020 would have been 25.7% and 23.8%, respectively.
Net income attributable to noncontrolling interests increased from $117 million for the first quarter of 2020 to $157 million for the first quarter of 2021. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets.
Liquidity and Capital Resources
Cash provided by operating activities totaled $1.988 billion in the first quarter of 2021 compared to $1.375 billion in the first quarter of 2020. The $613 million increase in cash provided by operating activities, in the first quarter of 2021 compared to the first quarter of 2020, related primarily to the net effect of an increase in net income, excluding gains on sales of facilities and losses on retirement of debt, of $659 million and an increase related to income taxes of $218 million, offset by negative changes in working capital of $311 million, primarily related to an increase in accounts receivable. The net combination of interest payments and net income tax refunds in the first quarters of 2021 and 2020 totaled $362 million and $459 million, respectively. Working capital totaled $3.394 billion at March 31, 2021 and $3.629 billion at December 31, 2020.
Cash used in investing activities was $649 million in the first quarter of 2021 compared to $1.145 billion in the first quarter of 2020. Acquisitions of hospitals and health care entities declined from $328 million in the first quarter of 2020 to $22 million in the first quarter of 2021. Excluding acquisitions, capital expenditures were $654 million in the first quarter of 2021 and $853 million in the first quarter of 2020. Planned capital expenditures are expected to approximate $3.7 billion in 2021. At March 31, 2021, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.0 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

Cash used in financing activities totaled $2.104 billion in the first quarter of 2021 compared to $109 million in the first quarter of 2020. During the first quarter of 2021, net cash flows used in financing activities included a net increase of $33 million in our indebtedness, payment of dividends of $169 million, repurchase of common stock of $1.527 billion and distributions to noncontrolling interests of $234 million. During the first quarter of 2020, net cash flows used in financing activities included an increase of $813 million from net borrowings on our revolving credit facilities and refinancing activity, payment of dividends of $152 million, repurchase of common stock of $441 million, distributions to noncontrolling interests of $154 million and payment of debt issuance costs of $34 million.
We are a highly leveraged company with significant debt service requirements. Our debt totaled $31.072 billion at March 31, 2021. Our interest expense was $384 million for the first quarter of 2021 and $428 million for the first quarter of 2020.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($5.590 billion an
d $5.140 b
illion available as of March 31, 2021 and April 29, 2021, respectively) and anticipated access to public and private debt markets.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $501 million and $504 million at March 31, 2021 and December 31, 2020, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $148 million and $188 million at March 31, 2021 and December 31, 2020, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $75 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.816 billion and $1.736 billion at March 31, 2021 and December 31, 2020, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $463 million. We estimate that approximately $422 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next 12 months.
Summarized Financial Information
HCA Inc., a direct wholly-owned subsidiary of HCA Healthcare, Inc., is the primary obligor under a substantial portion of our indebtedness, including our senior secured credit facilities, senior secured notes and senior unsecured notes. The senior secured notes and senior unsecured notes issued by HCA Inc. are fully and unconditionally guarantee
d on an unsecured basis b
y HCA Healthcare, Inc. The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed on a senior secured basis by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility). For a list of subsidiary guarantors, see Exhibit 22 to this quarterly report on Form 10-Q.
The subsidiary guarantees rank senior in right of payment to all subordinated indebtedness of each subsidiary guarantor, equally in right of payment with all senior indebtedness of the subsidiary guarantors and are structurally subordinated in right of payment to all indebtedness and other liabilities of any nonguarantor subsidiaries of the subsidiary guarantors (other than indebtedness and liabilities owed to one of the subsidiary guarantors). The subsidiary guarantees are secured by first-priority liens on the subsidiary guarantors’ assets,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Summarized Financial Information (continued)

subject to certain exceptions, that secure our senior secured cash flow credit facility on a first-priority basis. The subsidiary guarantees are secured by second-priority liens on the subsidiary guarantors’ assets that secure our senior secured asset-based revolving credit facility on a first-priority basis and our senior secured cash flow credit facility on a second-priority basis.
The subsidiary guarantees may be automatically and unconditionally released and discharged upon certain customary events, including in the event such guarantee is released under our senior secured credit facilities. The indentures governing the senior secured notes include a “savings clause” intended to limit each subsidiary guarantor’s obligations as necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable law, which could reduce a subsidiary guarantor’s liability on its guarantee to zero. For further information regarding the guarantees, refer to the applicable indentures that are filed as exhibits to our annual report on Form 10-K for the year ended December 31, 2020.
Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the quarter ended March 31, 2021 and year ended December 31, 2020 and the summarized balance sheet information at March 31, 2021 and December 31, 2020, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):
Quarter Ended March 31, 2021 and Year Ended December 31, 2020:

	Quarter March 31, 2021	Year December 31, 2020
Revenues	$8,401	$31,040
Income before income taxes	1,479	4,016
Net income	1,168	3,172
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	1,148	3,091

At March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Current assets	$7,198	$7,442
Property and equipment, net	14,934	14,939
Goodwill and other intangible assets	5,762	5,763
Total noncurrent assets	21,801	21,771
Total assets	28,999	29,213

Current liabilities	5,178	5,316
Long-term debt, net	30,488	30,444
Intercompany balances	2,324	2,090
Income taxes and other liabilities	1,230	1,004
Total noncurrent liabilities	34,559	34,035

Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(10,845)	(10,247)
Noncontrolling interests	107	109

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Summarized Financial Information (continued)

The first-priority liens securing the subsidiary guarantees discussed above include liens on (i) substantially all of the capital stock of substantially all wholly owned first-tier subsidiaries of HCA Inc. or of the subsidiary guarantors (but limited to 65% of the stock of any such wholly owned first-tier subsidiary that is a foreign subsidiary), subject to certain limited exceptions, and (ii) substantially all indebtedness owing to HCA Inc. or to the subsidiary guarantors, including any and all intercompany indebtedness owed by HCA Healthcare, Inc. or any subsidiary thereof to HCA Inc., or any subsidiary guarantor. For a list of affiliates whose securities are pledged as collateral for the senior secured notes, see Exhibit 22 to this quarterly report on Form 10-Q.
Under the first lien intercreditor agreement, the administrative agent for the lenders under the cash flow credit facility, subject to the occurrence of certain events, has the exclusive right to direct foreclosures and take other actions with respect to these liens, and the trustee for the senior secured notes has no right to take any such actions. In certain circumstances, including upon certain events of default under the senior secured credit facilities and the senior secured notes, the collateral agent in respect of the cash flow credit facility and the senior secured notes could proceed against the collateral granted to it to secure such indebtedness, including the aforementioned pledged capital stock and pledged indebtedness, and require such collateral to be delivered to the collateral agent to the extent not already in its possession for purposes of perfecting the lien on such assets. For further information regarding the collateral, including events or circumstances that may require delivery of the collateral, refer to the applicable indentures, the first lien intercreditor agreement, the cash flow credit agreement and the pledge agreement that are filed as exhibits to our annual report on Form 10-K for the year ended December 31, 2020.
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
Market Risk
We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $501 million at March 31, 2021. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At March 31, 2021, we had a net unrealized gain of $21 million on the insurance subsidiaries’ investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Market Risk (continued)

We are exposed to market risk related to market illiquidity. Investment securities held by our insurance subsidiaries could be impaired by the inability to access the capital markets. Should the insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize credit-related impairments on our investment securities in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue-specific factors.
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
With respect to our interest-bearing liabilities, approximately $1.238 billion of long-term debt at March 31, 2021 was subject to variable rates of interest, while the remaining balance in long-term debt of $29.834 billion at March 31, 2021 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 5.0% for both of the quarters ended March 31, 2021 and 2020.
The estimated fair value of our total long-term debt was $34.872 billion at March 31, 2021. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in variable interest rates, the potential annualized reduction to future pretax earnings would be approximately $12 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.
Tax Examinations
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at March 31, 2021. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Tax Examinations (continued)

state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.
Operating Data

	2021	2020
Number of hospitals in operation at:
March 31	186	186
June 30		186
September 30		187
December 31		185
Number of freestanding outpatient surgical centers in operation at:
March 31	121	123
June 30		122
September 30		121
December 31		121
Licensed hospital beds at(a):
March 31	49,561	49,357
June 30		49,403
September 30		49,473
December 31		49,265
Weighted average licensed beds in service(b):
Quarter:
First	42,363	42,177
Second		42,309
Third		42,426
Fourth		42,072
Year		42,246
Average daily census(c):
Quarter:
First	29,678	28,822
Second		24,844
Third		28,186
Fourth		29,065
Year		27,734
Admissions(d):
Quarter:
First	506,380	528,244
Second		452,992
Third		506,756
Fourth		521,917
Year		2,009,909
Equivalent admissions(e):
Quarter:
First	832,489	889,035
Second		723,136
Third		835,576
Fourth		864,583
Year		3,312,330

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2021	2020
Average length of stay (days)(f):
Quarter:
First	5.3	5.0
Second		5.0
Third		5.1
Fourth		5.1
Year		5.1
Emergency room visits(g):
Quarter:
First	1,841,778	2,264,707
Second		1,516,116
Third		1,813,661
Fourth		1,855,823
Year		7,450,307
Outpatient surgeries(h):
Quarter:
First	231,228	226,319
Second		170,911
Third		232,493
Fourth		252,760
Year		882,483
Inpatient surgeries(i):
Quarter:
First	127,590	135,145
Second		118,591
Third		133,492
Fourth		135,157
Year		522,385
Days revenues in accounts receivable(j):
Quarter:
First	48	49
Second		50
Third		44
Fourth		45
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	36%	37%
Second		32%
Third		36%
Fourth		35%
Year		35%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of licensed beds in service, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of March 31, 2021.
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
ITEM 1A.    RISK FACTORS
Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on
Form 10-Q
and other risk factors described in our annual report on
Form 10-K
for the year ended December 31, 2020, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on
Form 10-K
for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During February 2021, our Board of Directors authorized an additional $6 billion for repurchases of our outstanding common stock. During the quarter ended March 31, 2021, we repurchased 8,476,736 shares of our common stock at an average price of $180.11 per share through market purchases pursuant to the $2.0 billion share repurchase program authorized during January 2019 (which was completed during the first quarter of 2021) and the January 2020 authorization. At March 31, 2021, we had $7.274 billion of repurchase authorization available under the January 2020 and February 2021 authorizations.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2021 through March 31, 2021 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2021 through January 31, 2021	—	$—	—	$2,800
February 1, 2021 through February 28, 2021	4,057,692	$175.39	4,057,692	$8,089
March 1, 2021 through March 31, 2021	4,419,044	$184.44	4,419,044	$7,274

Total for first quarter 2021	8,476,736	$180.11	8,476,736	$7,274

On April 21, 2021, our Board of Directors declared a quarterly dividend of $0.48 per share on our common stock payable on June 30, 2021 to stockholders of record at the close of business on June 16, 2021. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6. EXHIBITS
(a) List of Exhibits:

10.1	—
HCA Healthcare, Inc. 2021 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2021 (File No. 001-11239), and incorporated herein by reference).*

22	—	List of Subsidiary Guarantors and Pledged Securities.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following financial information from our quarterly report on
Form 10-Q
for the quarter ended March 31, 2021 filed with the SEC on April 30, 2021, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, (ii) the condensed consolidated income statements for the quarters ended March 31, 2021 and 2020, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2021 and 2020, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters ended March 31, 2021 and 2020, (v) the condensed consolidated statements of cash flows for the quarters ended March 31, 2021 and 2020 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer
Date: April 30, 2021