Form 10-Q
period 2021-06-30
HCA Healthcare, Inc.
filed 2021-08-02
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 26, 2021
Voting common stock, $.01 par value	320,141,900 shares

HCA HEALTHCARE, INC.
Form 10-Q
June 30, 2021

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2021	2020	2021	2020
Revenues	$14,435	$11,068	$28,412	$23,929

Salaries and benefits	6,385	5,330	12,686	11,448
Supplies	2,380	1,748	4,604	3,871
Other operating expenses	2,473	2,147	4,894	4,574
Government stimulus income	—	(822)	—	(822)
Equity in earnings of affiliates	(22)	(1)	(43)	(8)
Depreciation and amortization	712	691	1,409	1,365
Interest expense	386	388	770	816
Losses (gains) on sales of facilities	(8)	27	(10)	20
Losses on retirement of debt	12	—	12	295

	12,318	9,508	24,322	21,559

Income before income taxes	2,117	1,560	4,090	2,370
Provision for income taxes	453	344	846	456

Net income	1,664	1,216	3,244	1,914
Net income attributable to noncontrolling interests	214	137	371	254

Net income attributable to HCA Healthcare, Inc.	$1,450	$1,079	$2,873	$1,660

Per share data:
Basic earnings	$4.42	$3.20	$8.62	$4.91
Diluted earnings	$4.36	$3.16	$8.50	$4.84
Shares used in earnings per share calculations (in millions):
Basic	328.171	337.760	333.119	338.001
Diluted	332.613	341.599	337.940	342.848
The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Unaudited
(Dollars in millions)

	Quarter		Six Months
	2021	2020	2021	2020
Net income	$1,664	$1,216	$3,244	$1,914
Other comprehensive income (loss) before taxes:
Foreign currency translation	3	(8)	11	(81)

Unrealized gains (losses) on available-for-sale securities	2	17	(9)	12

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	7	4	14	8

	7	4	14	8

Change in fair value of derivative financial instruments	(1)	(6)	—	(66)
Interest costs included in interest expense	9	7	18	6

	8	1	18	(60)

Other comprehensive income (loss) before taxes	20	14	34	(121)
Income taxes (benefits) related to other comprehensive income items	4	5	7	(19)

Other comprehensive income (loss)	16	9	27	(102)

Comprehensive income	1,680	1,225	3,271	1,812
Comprehensive income attributable to noncontrolling interests	214	137	371	254

Comprehensive income attributable to HCA Healthcare, Inc.	$1,466	$1,088	$2,900	$1,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,120	$1,793
Accounts receivable	7,636	7,051
Inventories	2,027	2,025
Other	1,692	1,464

	12,475	12,333

Property and equipment, at cost	50,698	49,317
Accumulated depreciation	(27,227)	(26,118)

	23,471	23,199

Investments of insurance subsidiaries	410	388
Investments in and advances to affiliates	382	422
Goodwill and other intangible assets	8,680	8,578
Right-of-use operating lease assets	2,118	2,024
Other	628	546

	$48,164	$47,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,531	$3,535
Accrued salaries	1,896	1,720
Other accrued expenses	2,935	3,240
Long-term debt due within one year	253	209

	8,615	8,704

Long-term debt, less debt issuance costs and discounts of $255 and $236	32,319	30,795
Professional liability risks	1,585	1,486
Right-of-use operating lease obligations	1,767	1,673
Income taxes and other liabilities	2,088	1,940

Stockholders’ equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 322,824,800 shares — 2021 and 339,425,600 shares — 2020	3	3
Capital in excess of par value	—	294
Accumulated other comprehensive loss	(475)	(502)
Retained (deficit) earnings	(121)	777

Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(593)	572
Noncontrolling interests	2,383	2,320

	1,790	2,892

	$48,164	$47,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares (in millions)	Par Value
Balances, December 31, 2019	338.446	$3	$—	$(460)	$(2,351)	$2,243	$(565)
Comprehensive income				(111)	581	117	587
Repurchase of common stock	(3.287)				(441)		(441)
Share-based benefit plans	2.449		2		(35)		(33)
Cash dividends declared ($0.43 per share)					(148)		(148)
Distributions						(154)	(154)
Other			(2)			53	51

Balances, March 31, 2020	337.608	3	—	(571)	(2,394)	2,259	(703)
Comprehensive income				9	1,079	137	1,225
Share-based benefit plans	0.352		93				93
Distributions						(45)	(45)
Other			(5)			3	(2)

Balances, June 30, 2020	337.960	3	88	(562)	(1,315)	2,354	568
Comprehensive income				47	668	111	826
Share-based benefit plans	0.410		97				97
Distributions						(194)	(194)
Other						2	2

Balances, September 30, 2020	338.370	3	185	(515)	(647)	2,273	1,299
Comprehensive income				13	1,426	268	1,707
Share-based benefit plans	1.056		108				108
Cash dividends declared ($0.43 per share)					(2)		(2)
Distributions						(233)	(233)
Other			1			12	13

Balances, December 31, 2020	339.426	3	294	(502)	777	2,320	2,892
Comprehensive income				11	1,423	157	1,591
Repurchase of common stock	(8.477)		(225)		(1,302)		(1,527)
Share-based benefit plans	2.765		(75)				(75)
Cash dividends declared ($0.48 per share)					(163)		(163)
Distributions						(234)	(234)
Other			6			(8)	(2)

Balances, March 31, 2021	333.714	3	—	(491)	735	2,235	2,482
Comprehensive income				16	1,450	214	1,680
Repurchase of common stock	(11.261)		(142)		(2,145)		(2,287)
Share-based benefit plans	0.372		140				140
Cash dividends declared ($0.48 per share)					(161)		(161)
Distributions						(123)	(123)
Other			2			57	59

Balances, June 30, 2021	322.825	$3	$—	$(475)	$(121)	$2,383	$1,790

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Unaudited
(Dollars in millions)

	2021	2020
Cash flows from operating activities:
Net income	$3,244	$1,914
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(567)	1,215
Inventories and other assets	(213)	(57)
Accounts payable and accrued expenses	49	(336)
Contract liabilities-deferred revenues	—	4,999
Depreciation and amortization	1,409	1,365
Income taxes	2	472
Losses (gains) on sales of facilities	(10)	20
Losses on retirement of debt	12	295
Amortization of debt issuance costs and discounts	14	14
Share-based compensation	226	148
Other	73	49

Net cash provided by operating activities	4,239	10,098

Cash flows from investing activities:
Purchase of property and equipment	(1,496)	(1,598)
Acquisition of hospitals and health care entities	(98)	(346)
Sales of hospitals and health care entities	30	39
Change in investments	(12)	(11)
Other	7	(37)

Net cash used in investing activities	(1,569)	(1,953)

Cash flows from financing activities:
Issuances of long-term debt	4,337	2,700
Net change in revolving credit facilities	800	(2,480)
Repayment of long-term debt	(3,731)	(3,364)
Distributions to noncontrolling interests	(357)	(199)
Payment of debt issuance costs	(32)	(35)
Payment of dividends	(325)	(153)
Repurchase of common stock	(3,814)	(441)
Other	(224)	(144)

Net cash used in financing activities	(3,346)	(4,116)

Effect of exchange rate changes on cash and cash equivalents	3	(12)

Change in cash and cash equivalents	(673)	4,017
Cash and cash equivalents at beginning of period	1,793	621

Cash and cash equivalents at end of period	$1,120	$4,638

Interest payments	$755	$854
Income tax payments (refunds), net	$844	$(16)
The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2021, these affiliates owned and operated 187 hospitals, 122 freestanding surgery centers, 21 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $127 million and $76 million for the quarters ended June 30, 2021 and 2020, respectively, and $214 million and $172 million for the six months ended June 30, 2021 and 2020, respectively. Operating results for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on
Form 10-K
for the year ended December 31, 2020.
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted in 2021 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic. During the second quarter of 2021, our patient volumes experienced a strong rebound as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.
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
Revenues (continued)

(Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Our revenues for the six months ended June 30, 2021 and 2020 included
$33 million and $55 million, respectively, related to the settlement of Medicare outlier calculations for prior periods. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2021 and 2020 are summarized in the following table (dollars in millions):

	Quarter
	2021	Ratio	2020	Ratio
Medicare	$2,612	18.1%	$2,272	20.5%
Managed Medicare	2,104	14.6	1,488	13.4
Medicaid	503	3.5	564	5.1
Managed Medicaid	831	5.8	531	4.8
Managed care and insurers	7,417	51.3	5,631	50.9
International (managed care and insurers)	338	2.3	239	2.2
Other	630	4.4	343	3.1

Revenues	$14,435	100.0%	$11,068	100.0%

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)

	Six Months
	2021	Ratio	2020	Ratio
Medicare	$5,171	18.2%	$5,015	21.0%
Managed Medicare	4,157	14.6	3,314	13.8
Medicaid	1,030	3.6	978	4.1
Managed Medicaid	1,556	5.5	1,197	5.0
Managed care and insurers	14,302	50.4	12,276	51.4
International (managed care and insurers)	671	2.4	531	2.2
Other	1,525	5.3	618	2.5

Revenues	$28,412	100.0%	$23,929	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2021 and 2020 follows (dollars in millions):

	Quarter		Six Months
	2021	2020	2021	2020
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,950	$9,916	$23,593	$21,258
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.1%	12.6%	11.2%	12.2%
Total uncompensated care	$7,696	$6,729	$14,517	$14,602
Multiply by the cost-to-charges ratio	11.1%	12.6%	11.2%	12.2%

Estimated cost of total uncompensated care	$848	$844	$1,626	$1,781

The total uncompensated care amounts include charity care of $3.684 billion and $3.077 billion, respectively, and the related estimated costs of charity care were $407 million and $387 million, respectively, for the quarters ended June 30, 2021 and 2020. The total uncompensated care amounts include charity care of $6.626 billion and $6.812 billion, respectively, and the related estimated costs of charity care were $742 million and $831 million, respectively, for the six months ended June 30, 2021 and 2020.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2021, we paid $98 million to acquire a hospital in Georgia and nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. During the six months ended June 30, 2020, we paid $346 million to acquire a hospital in New Hampshire and nonhospital health care entities. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — ACQUISITIONS AND DISPOSITIONS (continued)

During the six months ended June 30, 2021, we received proceeds of $30 million and recognized a pretax gain of $10 million related to sales of real estate and other investments. During the six months ended June 30, 2020, we received proceeds of $39 million and recognized a pretax loss of $20 million related to the sale of a hospital facility in Mississippi and sales of real estate and other investments.
NOTE 3 — INCOME TAXES
Our provisions for income taxes for the quarters ended June 30, 2021 and 2020 were $453 million and $344 million, respectively, and the effective tax rates were 23.8% and 24.2%, respectively. Our provisions for income taxes for the six months ended June 30, 2021 and 2020 were $846 million and $456 million, respectively, and the effective tax rates were 22.7% and 21.6%, respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $85 million and $54 million for the six months ended June 30, 2021 and 2020, respectively.
Our liability for unrecognized tax benefits was $606 million, including accrued interest of $92 million, as of June 30, 2021 ($508 million and $73 million, respectively, as of December 31, 2020). Unrecognized tax benefits of $187 million ($157 million as of December 31, 2020) would affect the effective rate, if recognized.
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at June 30, 2021. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.
NOTE 4 — EARNINGS PER SHARE
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards, computed using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2021 and 2020 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2021	2020	2021	2020
Net income attributable to HCA Healthcare, Inc.	$1,450	$1,079	$2,873	$1,660

Weighted average common shares outstanding	328.171	337.760	333.119	338.001
Effect of dilutive incremental shares	4.442	3.839	4.821	4.847

Shares used for diluted earnings per share	332.613	341.599	337.940	342.848

Earnings per share:
Basic earnings	$4.42	$3.20	$8.62	$4.91
Diluted earnings	$4.36	$3.16	$8.50	$4.84

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of our insurance subsidiaries’ investments at June 30, 2021 and December 31, 2020 follows (dollars in millions):

	June 30, 2021
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$377	$24	$(1)	$400
Money market funds and other	125	—	—	125

	$502	$24	$(1)	525

Amounts classified as current assets				(115)

Investment carrying value				$410

	December 31, 2020
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$384	$32	$—	$416
Money market funds and other	88	—	—	88

	$472	$32	$—	504

Amounts classified as current assets				(116)

Investment carrying value				$388

At June 30, 2021 and December 31, 2020, the investments in debt securities of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at June 30, 2021 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	98	104
Due after five years through ten years	194	208
Due after ten years	85	88

	$377	$400

The average expected maturity of the investments in debt securities at June 30, 2021 was 5.0 years, compared to the average scheduled maturity of 9.0 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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
The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2021 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$(14)
Pay-fixed interest rate swaps	500	December 2022	(14)
During the next 12 months, we estimate $23 million will be reclassified from other comprehensive income (“OCI”) and will be included in interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the six months ended June 30, 2021 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$—	Interest expense	$18
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2021, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2021, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $28 million.
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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$400	$—	$400	$—
Money market funds and other	125	125	—	—

Investments of insurance subsidiaries	525	125	400	—
Less amounts classified as current assets	(115)	(73)	(42)	—

	$410	$52	$358	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$28	$—	$28	$—

	December 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	88	88	—	—

Investments of insurance subsidiaries	504	88	416	—
Less amounts classified as current assets	(116)	(87)	(29)	—

	$388	$1	$387	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$46	$—	$46	$—
The estimated fair value of our long-term debt was $37.022 billion and $35.814 billion at June 30, 2021 and December 31, 2020, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $32.827 billion and $31.240 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT
A summary of long-term debt at June 30, 2021 and December 31, 2020, including related interest rates at June 30, 2021, follows (dollars in millions):

	June 30, 2021	December 31, 2020
Senior secured asset-based revolving credit facility (effective interest rate of 2.2%)	$800	$—
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.1%)	2,000	3,671
Senior secured notes (effective interest rate of 4.8%)	16,200	13,850
Other senior secured debt (effective interest rate of 4.3%)	875	767

Senior secured debt	19,875	18,288
Senior unsecured notes (effective interest rate of 5.5%)	12,952	12,952
Debt issuance costs and discounts	(255)	(236)

Total debt (average life of 9.7 years, rates averaging 4.9%)	32,572	31,004
Less amounts due within one year	253	209

	$32,319	$30,795

During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of
2 3/8
% notes due 2031 and $1.500 billion aggregate principal amount of
3 1/2
% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to
 $4.500
billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $
1.500
billion term loan A-7 facility and a new
$500
million term loan B-14 facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire the existing
$1.071
billion term loan A-6 facility, the existing
$1.455
billion term loan B-12 facility and the existing
$1.131
billion term loan B-13 facility. The pretax loss on retirement of debt was
$12 million
.
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
NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During February 2021, our Board of Directors authorized an additional $6 billion for repurchases of our outstanding common stock. During the six months ended June 30, 2021, we repurchased 19.738 million shares of our common stock at an average price of $193.21 per share through market purchases pursuant to the January 2019 authorization (which was completed during the first quarter of 2021), the January 2020 authorization (which was completed during the second quarter of 2021) and the February 2021 authorization. At June 30, 2021, we had $4.987 billion of repurchase authorization available under the February 2021 authorization.
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2020	$25	$(271)	$(220)	$(36)	$(502)
Unrealized losses on available-for-sale securities, net of $2 income tax benefit	(7)				(7)
Foreign currency translation adjustments, net of $2 of income taxes		9			9
Expense reclassified into operations from other comprehensive income, net of $3 and $4 income tax benefits, respectively			11	14	25

Balances at June 30, 2021	$18	$(262)	$(209)	$(22)	$(475)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 98 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group includes 82 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Missouri, Tennessee and

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Texas. We also operate seven hospitals in England, and these facilities are included in the Corporate and other group.
Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gain
s
on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2021 and 2020 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2021	2020	2021	2020
Revenues:
National Group	$7,300	$5,546	$14,356	$12,020
American Group	6,504	5,103	12,795	10,847
Corporate and other	631	419	1,261	1,062

	$14,435	$11,068	$28,412	$23,929

Equity in earnings of affiliates:
National Group	$(9)	$(4)	$(16)	$(3)
American Group	(12)	(2)	(24)	(11)
Corporate and other	(1)	5	(3)	6

	$(22)	$(1)	$(43)	$(8)

Adjusted segment EBITDA:
National Group	$1,845	$1,485	$3,550	$2,700
American Group	1,593	1,408	3,094	2,523
Corporate and other	(219)	(227)	(373)	(357)

	$3,219	$2,666	$6,271	$4,866

Depreciation and amortization:
National Group	$339	$312	$662	$618
American Group	296	295	589	582
Corporate and other	77	84	158	165

	$712	$691	$1,409	$1,365

Adjusted segment EBITDA	$3,219	$2,666	$6,271	$4,866
Depreciation and amortization	712	691	1,409	1,365
Interest expense	386	388	770	816
Losses (gains) on sales of facilities	(8)	27	(10)	20
Losses on retirement of debt	12	—	12	295

Income before income taxes	$2,117	$1,560	$4,090	$2,370

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
including, without limitation, the length and severity of the pandemic and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume of
COVID-19
patients cared for across our health systems; measures we are taking to respond to the
COVID-19
pandemic; the impact and terms of government and administrative regulation and stimulus (including the Families First Coronavirus Response Act, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021 and other enacted and potential future legislation); changes in revenues due to declining patient volumes, changes in payer mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions; and the timing, availability and adoption of effective medical treatments and vaccines, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the
COVID-19
pandemic which could impact us from a financial perspective, (3) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), including the effects of changes or court challenges to the Affordable Care Act or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the
COVID-19
pandemic, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and those required under the
Pay-As-You-Go
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
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted in 2021 as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic. During the second quarter of 2021, our patient volumes experienced a strong rebound as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.
Second Quarter 2021 Operations Summary
Revenues increased to $14.435 billion in the second quarter of 2021 from $11.068 billion in the second quarter of 2020. Net income attributable to HCA Healthcare, Inc. totaled $1.450 billion, or $4.36 per diluted share, for the quarter ended June 30, 2021, compared to $1.079 billion, or $3.16 per diluted share, for the quarter ended June 30, 2020. Revenues for the second quarter of 2021 include $33 million, or $0.07 per diluted share, related to the settlement of Medicare outlier calculations for prior periods. Second quarter results for 2021 and 2020 include gains on sales of facilities of $8 million, or $0.02 per diluted share, and losses on sales of facilities of $27 million, or $0.07 per diluted share, respectively. Second quarter results for 2021 include losses on retirement of debt of $12 million, or $0.03 per diluted share. Second quarter results for 2020 include $822 million ($590 million net of tax), or $1.73 per diluted share, of government stimulus income related to general distribution Provider Relief Funds (“PRFs”) and $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, both as provided for by the CARES Act. During October 2020, we announced we

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Second Quarter 2021 Operations Summary (continued)

would return, or repay early, our share of the PRFs of approximately $1.6 billion and approximately $4.4 billion in Medicare accelerated payments (repaid during the fourth quarter of 2020). In the third quarter of 2020, we reversed the $822 million of government stimulus income that we recognized during the second quarter of 2020. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 332.613 million shares for the quarter ended June 30, 2021 and 341.599 million shares for the quarter ended June 30, 2020. During 2020 and the first six months of 2021, we repurchased 3.287 million shares and 19.738 million shares, respectively, of our common stock.
Revenues increased 30.4% on a consolidated basis and 30.1% on a same facility basis for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020. The increase in consolidated revenues can be primarily attributed to the combined impact of a 2.9% increase in revenue per equivalent admission and a 26.7% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.6% increase in same facility revenue per equivalent admission and a 26.8% increase in same facility equivalent admissions.
During the quarter ended June 30, 2021, consolidated admissions and same facility admissions both increased 17.5% compared to the quarter ended June 30, 2020. Surgeries increased 37.7% on a consolidated basis and 37.1% on a same facility basis during the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020. Emergency department visits increased 40.4% and 40.5% on a consolidated basis and on a same facility basis, respectively, during the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020. Consolidated and same facility uninsured admissions both increased 6.6% for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020. During the second quarter of 2021, our patient volumes experienced a strong rebound as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased.
Cash flows from operating activities declined $6.472 billion, from $8.723 billion for the second quarter of 2020 to $2.251 billion for the second quarter of 2021. The $8.723 billion of cash flows from operating activities in the second quarter of 2020 included the $822 million of government stimulus income and $4.999 billion of contract liabilities-deferred revenues (primarily related to the Medicare accelerated payments), which were reversed during the third and fourth quarters of 2020, respectively. The decline in cash provided by operating activities also included the net impact of negative changes in working capital items of $1.242 billion, primarily related to an increase in accounts receivable, and income taxes of $579 million, offset by an increase in net income, excluding the government stimulus income, of $1.094 billion.
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
Revenues increased 30.4% from $11.068 billion in the second quarter of 2020 to $14.435 billion in the second quarter of 2021. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2021 and 2020 are summarized in the following table (dollars in millions):

	Quarter
	2021	Ratio	2020	Ratio
Medicare	$2,612	18.1%	$2,272	20.5%
Managed Medicare	2,104	14.6	1,488	13.4
Medicaid	503	3.5	564	5.1
Managed Medicaid	831	5.8	531	4.8
Managed care and insurers	7,417	51.3	5,631	50.9
International (managed care and insurers)	338	2.3	239	2.2
Other	630	4.4	343	3.1

Revenues	$14,435	100.0%	$11,068	100.0%

	Six Months
	2021	Ratio	2020	Ratio
Medicare	$5,171	18.2%	$5,015	21.0%
Managed Medicare	4,157	14.6	3,314	13.8
Medicaid	1,030	3.6	978	4.1
Managed Medicaid	1,556	5.5	1,197	5.0
Managed care and insurers	14,302	50.4	12,276	51.4
International (managed care and insurers)	671	2.4	531	2.2
Other	1,525	5.3	618	2.5

Revenues	$28,412	100.0%	$23,929	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

Consolidated and same facility revenue per equivalent admission increased 2.9% and 2.6%, respectively, in the second quarter of 2021, compared to the second quarter of 2020. Consolidated and same facility equivalent admissions increased 26.7% and 26.8%, respectively, in the second quarter of 2021, compared to the second quarter of 2020. Consolidated and same facility outpatient surgeries increased 53.4% and 52.5%, respectively, in the second quarter of 2021, compared to the second quarter of 2020. Consolidated and same facility inpatient surgeries increased 15.1% and 15.0%, respectively, in the second quarter of 2021, compared to the second quarter of 2020. Consolidated and same facility emergency department visits increased 40.4% and 40.5%, respectively, in the second quarter of 2021, compared to the second quarter of 2020. During the second quarter of 2021, our patient volumes experienced a strong recovery as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased.
To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2021 and 2020 follows (dollars in millions):

	Quarter		Six Months
	2021	2020	2021	2020
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$11,950	$9,916	$23,593	$21,258
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.1%	12.6%	11.2%	12.2%
Total uncompensated care	$7,696	$6,729	$14,517	$14,602
Multiply by the cost-to-charges ratio	11.1%	12.6%	11.2%	12.2%

Estimated cost of total uncompensated care	$848	$844	$1,626	$1,781

Same facility uninsured admissions increased by 2,596 admissions, or 6.6%, in the second quarter of 2021 compared to the second quarter of 2020. Same facility uninsured admissions declined 15.7%, in the first quarter of 2021 compared to the first quarter of 2020. Same facility uninsured admissions in 2020, compared to 2019, declined 9.1% in the fourth quarter, declined 14.2% in the third quarter, declined 10.0% in the second quarter, and increased 7.1% in the first quarter. The declines in the first quarter of 2021, compared to the first quarter of 2020, and the last three quarters of 2020, compared to the last three quarters of 2019, were primarily due to the reimbursement received, as provided for under the Families First Coronavirus Response Act and subsequent legislation, for uninsured patients diagnosed with
COVID-19
and the resulting classification of those patients as an insured admission, as well as general declines in patient volumes resulting from the pandemic’s impact on our operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2021 and 2020 are set forth in the following table.

	Quarter		Six Months
	2021	2020	2021	2020
Medicare	23%	25%	23%	26%
Managed Medicare	21	19	22	20
Medicaid	5	6	5	6
Managed Medicaid	13	12	13	12
Managed care and insurers	30	29	30	28
Uninsured	8	9	7	8

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and six months ended June 30, 2021 and 2020 are set forth in the following table.

	Quarter		Six Months
	2021	2020	2021	2020
Medicare	24%	26%	24%	28%
Managed Medicare	17	15	17	15
Medicaid	5	7	5	6
Managed Medicaid	7	6	6	6
Managed care and insurers	47	46	48	45

	100%	100%	100%	100%

At June 30, 2021, we had 92 hospitals in the states of Texas and Florida. During the quarter ended June 30, 2021, 56% of our admissions and 49% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 72% of our uninsured admissions during the quarter ended June 30, 2021.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $148 million and $186 million during the second quarters of 2021 and 2020, respectively, and $286 million and $301 million during the first six months of 2021 and 2020, respectively.
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
Operating Results Summary
The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2021 and 2020 (dollars in millions):

	Quarter
	2021		2020
	Amount	Ratio	Amount	Ratio
Revenues	$14,435	100.0	$11,068	100.0

Salaries and benefits	6,385	44.2	5,330	48.2
Supplies	2,380	16.5	1,748	15.8
Other operating expenses	2,473	17.2	2,147	19.3
Government stimulus income	—	—	(822)	(7.4)
Equity in earnings of affiliates	(22)	(0.2)	(1)	—
Depreciation and amortization	712	4.9	691	6.3
Interest expense	386	2.7	388	3.5
Losses (gains) on sales of facilities	(8)	(0.1)	27	0.2
Losses on retirement of debt	12	0.1	—	—

	12,318	85.3	9,508	85.9

Income before income taxes	2,117	14.7	1,560	14.1
Provision for income taxes	453	3.2	344	3.1

Net income	1,664	11.5	1,216	11.0
Net income attributable to noncontrolling interests	214	1.5	137	1.2

Net income attributable to HCA Healthcare, Inc.	$1,450	10.0	$1,079	9.8

% changes from prior year:
Revenues	30.4%		(12.2)%
Income before income taxes	35.7		30.3
Net income attributable to HCA Healthcare, Inc.	34.3		37.9
Admissions(a)	17.5		(12.6)
Equivalent admissions(b)	26.7		(20.0)
Revenue per equivalent admission	2.9		9.7
Same facility % changes from prior year(c):
Revenues	30.1		(12.1)
Admissions(a)	17.5		(12.8)
Equivalent admissions(b)	26.8		(20.1)
Revenue per equivalent admission	2.6		10.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary (continued)

	Six Months
	2021		2020
	Amount	Ratio	Amount	Ratio
Revenues	$28,412	100.0	$23,929	100.0

Salaries and benefits	12,686	44.6	11,448	47.8
Supplies	4,604	16.2	3,871	16.2
Other operating expenses	4,894	17.3	4,574	19.1
Government stimulus income	—	—	(822)	(3.4)
Equity in earnings of affiliates	(43)	(0.2)	(8)	—
Depreciation and amortization	1,409	5.0	1,365	5.7
Interest expense	770	2.7	816	3.4
Losses (gains) on sales of facilities	(10)	—	20	0.1
Losses on retirement of debt	12	—	295	1.2

	24,322	85.6	21,559	90.1

Income before income taxes	4,090	14.4	2,370	9.9
Provision for income taxes	846	3.0	456	1.9

Net income	3,244	11.4	1,914	8.0
Net income attributable to noncontrolling interests	371	1.3	254	1.1

Net income attributable to HCA Healthcare, Inc.	$2,873	10.1	$1,660	6.9

% changes from prior year:
Revenues	18.7%		(4.7)%
Income before income taxes	72.5		(10.8)
Net income attributable to HCA Healthcare, Inc.	73.0		(8.9)
Admissions(a)	5.8		(5.8)
Equivalent admissions(b)	8.5		(10.1)
Revenue per equivalent admission	9.5		6.0
Same facility % changes from prior year(c):
Revenues	18.8		(5.5)
Admissions(a)	5.8		(6.0)
Equivalent admissions(b)	8.5		(10.2)
Revenue per equivalent admission	9.5		5.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Quarters Ended June 30, 2021 and 2020
Revenues increased to $14.435 billion in the second quarter of 2021 from $11.068 billion in the second quarter of 2020. Net income attributable to HCA Healthcare, Inc. totaled $1.450 billion, or $4.36 per diluted share, for the quarter ended June 30, 2021, compared to $1.079 billion, or $3.16 per diluted share, for the quarter ended June 30, 2020. Revenues for the second quarter of 2021 include $33 million, or $0.07 per diluted share, related to the settlement of Medicare outlier calculations for prior periods. Second quarter results for 2021 and 2020 include gains on sales of facilities of $8 million, or $0.02 per diluted share, and losses on sales of facilities of $27 million, or $0.07 per diluted share, respectively. Second quarter results for 2021 include losses on retirement of debt of $12 million, or $0.03 per diluted share. Second quarter results for 2020 also include $822 million ($590 million net of tax), or $1.73 per diluted share, of government stimulus income related to general distribution PRFs and $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, both as provided for by the CARES Act. During October 2020, we announced we would return, or repay early, our share of the PRFs of approximately $1.6 billion and approximately $4.4 billion in Medicare accelerated payments (repaid during the fourth quarter of 2020). In the third quarter of 2020, we reversed the $822 million of government stimulus income that we recognized during the second quarter of 2020. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 332.613 million shares for the quarter ended June 30, 2021 and 341.599 million shares for the quarter ended June 30, 2020. During 2020 and the first six months of 2021, we repurchased 3.287 million shares and 19.738 million shares, respectively, of our common stock.
Revenues increased 30.4% on a consolidated basis and 30.1% on a same facility basis for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020. The increase in consolidated revenues can be primarily attributed to the combined impact of a 2.9% increase in revenue per equivalent admission and a 26.7% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.6% increase in same facility revenue per equivalent admission and a 26.8% increase in same facility equivalent admissions.
Salaries and benefits, as a percentage of revenues, were 44.2% in the second quarter of 2021 and 48.2% in the second quarter of 2020. Salaries and benefits per equivalent admission declined 5.5% in the second quarter of 2021 compared to the second quarter of 2020. Same facility labor rate increases averaged 7.8% for the second quarter of 2021 compared to the second quarter of 2020 primarily due to certain cost reduction initiatives that impacted the second quarter of 2020.
Supplies, as a percentage of revenues, were 16.5% in the second quarter of 2021 and 15.8% in the second quarter of 2020. Supply costs per equivalent admission increased 7.4% in the second quarter of 2021 compared to the second quarter of 2020 primarily due to the rebound in our surgical procedures in the second quarter of 2021 compared to the second quarter of 2020. Supply costs per equivalent admission increased 9.9% for medical devices and 10.1% for general medical and surgical items and declined 1.4% for pharmacy supplies in the second quarter of 2021 compared to the second quarter of 2020.
Other operating expenses, as a percentage of revenues, were 17.2% in the second quarter of 2021 and 19.3% in the second quarter of 2020. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $135 million and $139 million for the second quarters of 2021 and 2020, respectively.
During the second quarter of 2020, we recorded $822 million ($590 million net of tax) of government stimulus income related to general distribution funds received from the PRFs established by the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended June 30, 2021 and 2020 (continued)

Equity in earnings of affiliates was $22 million and $1 million in the second quarters of 2021 and 2020, respectively.
Depreciation and amortization increased $21 million, from $691 million in the second quarter of 2020 to $712 million in the second quarter of 2021. The increase in depreciation relates primarily to capital expenditures at our existing facilities.
Interest expense was $386 million in the second quarter of 2021 and $388 million in the second quarter of 2020. Our average debt balance was $31.892 billion for the second quarter of 2021 compared to $31.921 billion for the second quarter of 2020. The average effective interest rate for our long-term debt was 4.9% for both of the quarters ended June 30, 2021 and 2020.
During the second quarters of 2021 and 2020, we recorded gains on sales of facilities of $8 million and losses on sales of facilities of $27 million, respectively.
During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan A-7 facility and a new $500 million term loan B-14 facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire the existing $1.071 billion term loan A-6 facility, the existing $1.455 billion term loan B-12 facility and the existing $1.131 billion term loan B-13 facility. The pretax loss on retirement of debt was $12 million.
The effective tax rates were 23.8% and 24.2% for the second quarters of 2021 and 2020, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.
Net income attributable to noncontrolling interests increased from $137 million for the second quarter of 2020 to $214 million for the second quarter of 2021. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets and our surgery center partnerships. The
COVID-19
pandemic negatively impacted second quarter 2020 operations, and surgery center operations were some of the most negatively impacted.
Six Months Ended June 30, 2021 and 2020
Revenues increased to $28.412 billion in the first six months of 2021 from $23.929 billion in the first six months of 2020. Net income attributable to HCA Healthcare, Inc. totaled $2.873 billion, or $8.50 per diluted share, for the first six months ended June 30, 2021, compared to $1.660 billion, or $4.84 per diluted share, for the first six months ended June 30, 2020. Results for the first six months of 2021 included gains on sales of facilities of $10 million, or $0.02 per diluted share, and losses on retirement of debt of $12 million, or $0.03 per diluted share. Results for the first six months of 2020 also included losses on retirement of debt of $295 million, or $0.66 per diluted share, and losses on sales of facilities of $20 million, or $0.06 per diluted share. Revenues for the first six months of 2021 and 2020, respectively, include $33 million, or $0.07 per diluted share, and $55 million, or

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Six Months Ended June 30, 2021 and 2020 (continued)

$0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods. Results for the first six months of 2020 included $822 million ($590 million net of tax), or $1.72 per diluted share, of government stimulus income related to general distribution PRFs and $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, both as provided for by the CARES Act. During October 2020, we announced we would return, or repay early, our share of the PRFs of approximately $1.6 billion and approximately $4.4 billion in Medicare accelerated payments (repaid during the fourth quarter of 2020). In the third quarter of 2020, we reversed the $822 million of government stimulus income that we recognized during the second quarter of 2020. Our provision for income taxes for the first six months of 2021 and 2020 included tax benefits of $85 million, or $0.25 per diluted share, and $54 million, or $0.16 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 337.940 million shares for the six months ended June 30, 2021 and 342.848 million shares for the six months ended June 30, 2020. During 2020 and the first six months of 2021, we repurchased 3.287 million shares and 19.738 million shares, respectively, of our common stock.
Revenues increased 18.7% on a consolidated basis and 18.8% on a same facility basis for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in both consolidated and same facility revenues can be primarily attributed to the combined impact of 9.5% increases in revenue per equivalent admission and 8.5% increases in equivalent admissions.
Salaries and benefits, as a percentage of revenues, were 44.6% in the first six months of 2021 and 47.8% in the first six months of 2020. Salaries and benefits per equivalent admission increased 2.2% in the first six months of 2021 compared to the first six months of 2020. Same facility labor rate increases averaged 6.9% for the first six months of 2021 compared to the first six months of 2020.
Supplies, as a percentage of revenues, were 16.2% in both the first six months of 2021 and 2020. Supply costs per equivalent admission increased 9.7% in the first six months of 2021 compared to the first six months of 2020. Supply costs per equivalent admission increased 8.3% for medical devices, 9.5% for pharmacy supplies and 11.2% for general medical and surgical items in the first six months of 2021 compared to the first six months of 2020.
Other operating expenses, as a percentage of revenues, were 17.3% in the first six months of 2021 and 19.1% in the first six months of 2020. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $269 million and $279 million for the first six months of 2021 and 2020, respectively.
During the first six months of 2020, we recorded $822 million ($590 million net of tax) of government stimulus income related to general distribution funds received from the PRFs established by the CARES Act.
Equity in earnings of affiliates was $43 million and $8 million in the first six months of 2021 and 2020, respectively.
Depreciation and amortization increased $44 million, from $1.365 billion in the first six months of 2020 to $1.409 billion in the first six months of 2021. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Six Months Ended June 30, 2021 and 2020 (continued)

Interest expense was $770 million in the first six months of 2021 and $816 million in the first six months of 2020. Our average debt balance was $31.510 billion for the first six months of 2021 compared to $32.766 billion for the first six months of 2020. The average effective interest rate for our long-term debt declined to 4.9% for the six months ended June 30, 2021 from 5.0% for the six months ended June 30, 2020.
During the first six months of 2021 and 2020, we recorded net gains of $10 million and net losses on sales of facilities of $20 million, respectively.
During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan A-7 facility and a new $500 million term loan B-14
facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire the existing $1.071 billion term loan A-6
facility, the existing $1.455 billion term
loan B-12
facility and the existing $1.131 billion term
loan B-13
facility. The pretax loss on retirement of debt was $12 million. During February 2020, we issued $2.700 billion aggregate principal amount of 3.50% senior unsecured notes due 2030. During March 2020, we used the net proceeds for the redemption of all $1.000 billion outstanding aggregate principal amount of HCA Healthcare, Inc.’s 6.25% senior notes due 2021 and, together with available funds, for the redemption of all $2.000 billion outstanding aggregate principal amount of HCA Inc.’s 7.50% senior notes due 2022. The pretax loss on retirement of debt was $295 million.
The effective tax rates were 22.7% and 21.6% for the first six months of 2021 and 2020, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first six months of 2021 and 2020 included tax benefits of $85 million and $54 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first six months of 2021 and 2020 would have been 25.0% and 24.1%, respectively.
Net income attributable to noncontrolling interests increased from $254 million for the first six months of 2020 to $371 million for the first six months of 2021. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets and our surgery center partnerships.
Liquidity and Capital Resources
Cash provided by operating activities declined $5.859 billion, from $10.098 billion for the first six months of 2020 to $4.239 billion for the first six months of 2021. The $10.098 billion of cash flows from operating activities in the first six months of 2020 included the $822 million of government stimulus income and $4.999 billion of contract liabilities-deferred revenues (primarily related to the Medicare accelerated payments), which were reversed during the third and fourth quarters of 2020, respectively. The decline in cash provided by operating activities also included the net impact of negative changes in working capital items of $1.553 billion, primarily related to an increase in accounts receivable, and income taxes of $363 million, offset by an increase in net income, excluding the government stimulus income, losses and gains on sales of facilities and losses on retirement of debt, of $1.732 billion. The combination of interest payments and net income tax payments in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

first six months of 2021 totaled $1.599 billion, compared to the net combination of interest payments and net income tax refunds in the first six months of 2020 of $838 million. Working capital totaled $3.860 billion at June 30, 2021 and $3.629 billion at December 31, 2020.
Cash used in investing activities was $1.569 billion in the first six months of 2021 compared to $1.953 billion in the first six months of 2020. Acquisitions of hospitals and health care entities declined from $346 million in the first six months of 2020 to $98 million in the first six months of 2021. Excluding acquisitions, capital expenditures were $1.496 billion in the first six months of 2021 and $1.598 billion in the first six months of 2020. Planned capital expenditures are expected to approximate $3.7 billion in 2021. At June 30, 2021, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds.
Cash used in financing activities totaled $3.346 billion in the first six months of 2021 compared to $4.116 billion in the first six months of 2020. During the first six months of 2021, net cash flows used in financing activities included a net increase of $1.406 billion in our indebtedness, payment of dividends of $325 million, repurchase of common stock of $3.814 billion and distributions to noncontrolling interests of $357 million. During the first six months of 2020, net cash flows used in financing activities included a net decline of $3.144 billion in our indebtedness, payment of dividends of $153 million, repurchase of common stock of $441 million and distributions to noncontrolling interests of $199 million.
We are a highly leveraged company with significant debt service requirements. Our debt totaled $32.572 billion at June 30, 2021. Our interest expense was $770 million for the first six months of 2021 and $816 million for the first six months of 2020.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($5.620 billion and $5.550 billion available as of June 30, 2021 and July 31, 2021, respectively) and anticipated access to public and private debt markets.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $525 million and $504 million at June 30, 2021 and December 31, 2020, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $154 million and $188 million at June 30, 2021 and December 31, 2020, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $75 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.850 billion and $1.736 billion at June 30, 2021 and December 31, 2020, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $471 million. We estimate that approximately $431 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan A-7 facility and a new $500 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

term loan B-14 facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire the existing $1.071 billion term loan A-6 facility, the existing $1.455 billion term loan B-12 facility and the existing $1.131 billion term loan B-13 facility.
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
The subsidiary guarantees rank senior in right of payment to all subordinated indebtedness of each subsidiary guarantor, equally in right of payment with all senior indebtedness of the subsidiary guarantors and are structurally subordinated in right of payment to all indebtedness and other liabilities of any nonguarantor subsidiaries of the subsidiary guarantors (other than indebtedness and liabilities owed to one of the subsidiary guarantors). The subsidiary guarantees are secured by first-priority liens on the subsidiary guarantors’ assets, subject to certain exceptions, that secure our senior secured cash flow credit facility on a first-priority basis. The subsidiary guarantees are secured by second-priority liens on the subsidiary guarantors’ assets that secure our senior secured asset-based revolving credit facility on a first-priority basis and our senior secured cash flow credit facility on a second-priority basis.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Summarized Financial Information (continued)

Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the six months ended June 30, 2021 and year ended December 31, 2020 and the summarized balance sheet information at June 30, 2021 and December 31, 2020, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):
Six Months Ended June 30, 2021 and Year Ended December 31, 2020:

	Six Months June 30, 2021	Year December 31, 2020
Revenues	$16,984	$31,040
Income before income taxes	2,984	4,016
Net income	2,318	3,172
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	2,274	3,091

At June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Current assets	$7,248	$7,442
Property and equipment, net	15,105	14,939
Goodwill and other intangible assets	5,760	5,763
Total noncurrent assets	22,007	21,771
Total assets	29,255	29,213
Current liabilities	5,065	5,316
Long-term debt, net	31,897	30,444
Intercompany balances	2,419	2,090
Income taxes and other liabilities	1,240	1,004
Total noncurrent liabilities	36,088	34,035
Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(12,013)	(10,247)
Noncontrolling interests	115	109
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
Market Risk
We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $525 million at June 30, 2021. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At June 30, 2021, we had a net unrealized gain of $23 million on the insurance subsidiaries’ investments.
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
With respect to our interest-bearing liabilities, approximately $300 million of long-term debt at June 30, 2021 was subject to variable rates of interest, while the remaining balance in long-term debt of $32.272 billion at June 30, 2021 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 4.9% and 5.0% for the six months ended June 30, 2021 and 2020, respectively.
The estimated fair value of our total long-term debt was $37.022 billion at June 30, 2021. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in variable interest rates, the potential annualized reduction to future pretax earnings would be approximately $3 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.
Tax Examinations
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at June 30, 2021. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2021	2020
Number of hospitals in operation at:
March 31	186	186
June 30	187	186
September 30		187
December 31		185
Number of freestanding outpatient surgical centers in operation at:
March 31	121	123
June 30	122	122
September 30		121
December 31		121
Licensed hospital beds at(a):
March 31	49,561	49,357
June 30	49,693	49,403
September 30		49,473
December 31		49,265
Weighted average beds in service(b):
Quarter:
First	42,363	42,177
Second	42,464	42,309
Third		42,426
Fourth		42,072
Year		42,246
Average daily census(c):
Quarter:
First	29,678	28,822
Second	28,901	24,844
Third		28,186
Fourth		29,065
Year		27,734
Admissions(d):
Quarter:
First	506,380	528,244
Second	532,041	452,992
Third		506,756
Fourth		521,917
Year		2,009,909
Equivalent admissions(e):
Quarter:
First	832,489	889,035
Second	916,212	723,136
Third		835,576
Fourth		864,583
Year		3,312,330

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2021	2020
Average length of stay (days)(f):
Quarter:
First	5.3	5.0
Second	4.9	5.0
Third		5.1
Fourth		5.1
Year		5.1
Emergency room visits(g):
Quarter:
First	1,841,778	2,264,707
Second	2,128,428	1,516,116
Third		1,813,661
Fourth		1,855,823
Year		7,450,307
Outpatient surgeries(h):
Quarter:
First	231,228	226,319
Second	262,107	170,911
Third		232,493
Fourth		252,760
Year		882,483
Inpatient surgeries(i):
Quarter:
First	127,590	135,145
Second	136,460	118,591
Third		133,492
Fourth		135,157
Year		522,385
Days revenues in accounts receivable(j):
Quarter:
First	48	49
Second	48	50
Third		44
Fourth		45
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	36%	37%
Second	38%	32%
Third		36%
Fourth		35%
Year		35%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of beds in service, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2021.
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
During January 2020, our Board of Directors authorized a share repurchase program for up to $2 billion of our outstanding common stock. During February 2021, our Board of Directors authorized an additional $6 billion for repurchases of our outstanding common stock. During the quarter ended June 30, 2021, we repurchased 11,261,507 shares of our common stock at an average price of $203.06 per share through market purchases pursuant to the January 2020 authorization (which was completed during the second quarter of 2021) and February 2021 authorization. At June 30, 2021, we had $4.987 billion of repurchase authorization available under the February 2021 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2021 through June 30, 2021 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2021 through April 30, 2021	3,927,519	$193.08	3,927,519	$6,516
May 1, 2021 through May 31, 2021	3,662,154	$207.10	3,662,154	$5,757
June 1, 2021 through June 30, 2021	3,671,834	$209.71	3,671,834	$4,987

Total for second quarter 2021	11,261,507	$203.06	11,261,507	$4,987

On July 19, 2021, our Board of Directors declared a quarterly dividend of $0.48 per share on our common stock payable on September 30, 2021 to stockholders of record at the close of business on September 16, 2021. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6. EXHIBITS
(a) List of Exhibits:

4.1	—
Supplemental Indenture No. 27, dated as of June 30, 2021, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2021 (File No. 001-11239), and incorporated herein by reference).

4.2	—
Supplemental Indenture No. 28, dated as of June 30, 2021, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 1, 2021 (File No. 001-11239), and incorporated herein by reference).

4.3	—	Form of 2 3/8% Senior Secured Notes due 2031 (included in Exhibit 4.1).

4.4	—	Form of 3 1/2% Senior Secured Notes due 2051 (included in Exhibit 4.2).

4.5	—
Additional Receivables Intercreditor Agreement, dated as of June 30, 2021, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed July 1, 2021 (File No. 001-11239), and incorporated herein by reference).

4.6	—
Restatement Agreement dated as of June 30, 2021, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed July 1, 2021 (File No. 001-11239), and incorporated herein by reference).

4.7	—
Restatement Agreement dated as of June 30, 2021, by and among HCA Inc., as borrower, the subsidiary borrowers party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed July 1, 2021 (File No. 001-11239), and incorporated herein by reference).

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
The following financial information from our quarterly report on
Form 10-Q
for the quarter ended June 30, 2021 filed with the SEC on August 2, 2021, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2021 and 2020, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2021 and 2020, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and six months ended June 30, 2021 and 2020, (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/ S / W ILLIAM B. R UTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer
Date: August 2, 2021