Form 10-Q
period 2021-09-30
HCA Healthcare, Inc.
filed 2021-11-01
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Rule 12b-2
of the Exchange Act).    Yes ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 25, 2021
Voting common stock, $.01 par value	311,022,800 shares

HCA HEALTHCARE, INC.
Form 10-Q
September 30, 2021

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2021	2020	2021	2020
Revenues	$15,276	$13,311	$43,688	$37,240

Salaries and benefits	7,094	6,097	19,780	17,545
Supplies	2,463	2,128	7,067	5,999
Other operating expenses	2,530	2,251	7,424	6,825
Government stimulus income reversal	—	822	—	—
Equity in earnings of affiliates	(35)	(40)	(78)	(48)
Depreciation and amortization	716	694	2,125	2,059
Interest expense	398	385	1,168	1,201
Losses (gains) on sales of facilities	(1,047)	(14)	(1,057)	6
Losses on retirement of debt	—	—	12	295

	12,119	12,323	36,441	33,882

Income before income taxes	3,157	988	7,247	3,358
Provision for income taxes	685	209	1,531	665

Net income	2,472	779	5,716	2,693
Net income attributable to noncontrolling interests	203	111	574	365

Net income attributable to HCA Healthcare, Inc.	$2,269	$668	$5,142	$2,328

Per share data:
Basic earnings	$7.13	$1.97	$15.67	$6.89
Diluted earnings	$7.00	$1.95	$15.43	$6.79
Shares used in earnings per share calculations (in millions):
Basic	318.072	338.168	328.048	338.057
Diluted	324.029	343.346	333.248	343.014
The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Unaudited
(Dollars in millions)

	Quarter		Nine Months
	2021	2020	2021	2020
Net income	$2,472	$779	$5,716	$2,693
Other comprehensive income (loss) before taxes:
Foreign currency translation	(31)	42	(20)	(39)

Unrealized gains (losses) on available-for-sale securities	(3)	1	(12)	13

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	7	4	21	12

	7	4	21	12

Change in fair value of derivative financial instruments	(1)	—	(1)	(66)
Interest costs included in interest expense	10	9	28	15

	9	9	27	(51)

Other comprehensive income (loss) before taxes	(18)	56	16	(65)
Income taxes (benefits) related to other comprehensive income items	(1)	9	6	(10)

Other comprehensive income (loss)	(17)	47	10	(55)

Comprehensive income	2,455	826	5,726	2,638
Comprehensive income attributable to noncontrolling interests	203	111	574	365

Comprehensive income attributable to HCA Healthcare, Inc.	$2,252	$715	$5,152	$2,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,027	$1,793
Accounts receivable	8,433	7,051
Inventories	2,019	2,025
Other	1,769	1,464

	13,248	12,333

Property and equipment, at cost	50,695	49,317
Accumulated depreciation	(27,148)	(26,118)

	23,547	23,199

Investments of insurance subsidiaries	418	388
Investments in and advances to affiliates	412	422
Goodwill and other intangible assets	9,153	8,578
Right-of-use operating lease assets	2,099	2,024
Other	685	546

	$49,562	$47,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,759	$3,535
Accrued salaries	2,134	1,720
Other accrued expenses	3,481	3,240
Long-term debt due within one year	250	209

	9,624	8,704

Long-term debt, less debt issuance costs and discounts of $253 and $236	32,049	30,795
Professional liability risks	1,522	1,486
Right-of-use operating lease obligations	1,742	1,673
Income taxes and other liabilities	2,800	1,940

Stockholders’ equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 313,502,400 shares — 2021 and 339,425,600 shares — 2020	3	3
Capital in excess of par value	—	294
Accumulated other comprehensive loss	(492)	(502)
Retained (deficit) earnings	(206)	777

Stockholders’ (deficit) equity attributable to HCA Healthcare, Inc.	(695)	572
Noncontrolling interests	2,520	2,320

	1,825	2,892

	$49,562	$47,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Unaudited
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares (in millions)	Par Value
Balances, December 31, 2019	338.446	$3	$—	$(460)	$(2,351)	$2,243	$(565)
Comprehensive income				(111)	581	117	587
Repurchase of common stock	(3.287)				(441)		(441)
Share-based benefit plans	2.449		2		(35)		(33)
Cash dividends declared ($0.43 per share)					(148)		(148)
Distributions						(154)	(154)
Other			(2)			53	51

Balances, March 31, 2020	337.608	3	—	(571)	(2,394)	2,259	(703)
Comprehensive income				9	1,079	137	1,225
Share-based benefit plans	0.352		93				93
Distributions						(45)	(45)
Other			(5)			3	(2)

Balances, June 30, 2020	337.960	3	88	(562)	(1,315)	2,354	568
Comprehensive income				47	668	111	826
Share-based benefit plans	0.410		97				97
Distributions						(194)	(194)
Other						2	2

Balances, September 30, 2020	338.370	3	185	(515)	(647)	2,273	1,299
Comprehensive income				13	1,426	268	1,707
Share-based benefit plans	1.056		108				108
Cash dividends declared ($0.43 per share)					(2)		(2)
Distributions						(233)	(233)
Other			1			12	13

Balances, December 31, 2020	339.426	3	294	(502)	777	2,320	2,892
Comprehensive income				11	1,423	157	1,591
Repurchase of common stock	(8.477)		(225)		(1,302)		(1,527)
Share-based benefit plans	2.765		(75)				(75)
Cash dividends declared ($0.48 per share)					(163)		(163)
Distributions						(234)	(234)
Other			6			(8)	(2)

Balances, March 31, 2021	333.714	3	—	(491)	735	2,235	2,482
Comprehensive income				16	1,450	214	1,680
Repurchase of common stock	(11.261)		(142)		(2,145)		(2,287)
Share-based benefit plans	0.372		140				140
Cash dividends declared ($0.48 per share)					(161)		(161)
Distributions						(123)	(123)
Other			2			57	59

Balances, June 30, 2021	322.825	3	—	(475)	(121)	2,383	1,790
Comprehensive income				(17)	2,269	203	2,455
Repurchase of common stock	(9.605)		(130)		(2,199)		(2,329)
Share-based benefit plans	0.282		127				127
Cash dividends declared ($0.48 per share)					(155)		(155)
Distributions						(144)	(144)
Other			3			78	81

Balances, September 30, 2021	313.502	$3	$—	$(492)	$(206)	$2,520	$1,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Unaudited
(Dollars in millions)

	2021	2020
Cash flows from operating activities:
Net income	$5,716	$2,693
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(1,312)	930
Inventories and other assets	(333)	(36)
Accounts payable and accrued expenses	731	542
Contract liabilities-deferred revenues	—	6,123
Depreciation and amortization	2,125	2,059
Income taxes	185	(114)
Losses (gains) on sales of facilities	(1,057)	6
Losses on retirement of debt	12	295
Amortization of debt issuance costs and discounts	21	22
Share-based compensation	341	229
Other	87	66

Net cash provided by operating activities	6,516	12,815

Cash flows from investing activities:
Purchase of property and equipment	(2,385)	(2,087)
Acquisition of hospitals and health care entities	(488)	(380)
Sales of hospitals and health care entities	1,980	68
Change in investments	(38)	(40)
Other	2	(44)

Net cash used in investing activities	(929)	(2,483)

Cash flows from financing activities:
Issuances of long-term debt	4,337	2,700
Net change in revolving credit facilities	500	(2,480)
Repayment of long-term debt	(3,787)	(3,403)
Distributions to noncontrolling interests	(501)	(393)
Payment of debt issuance costs	(38)	(35)
Payment of dividends	(476)	(153)
Repurchase of common stock	(6,143)	(441)
Other	(241)	(156)

Net cash used in financing activities	(6,349)	(4,361)

Effect of exchange rate changes on cash and cash equivalents	(4)	(4)

Change in cash and cash equivalents	(766)	5,967
Cash and cash equivalents at beginning of period	1,793	621

Cash and cash equivalents at end of period	$1,027	$6,588

Interest payments	$1,127	$1,230
Income tax payments, net	$1,346	$779
The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2021, these affiliates owned and operated 183 hospitals, 123 freestanding surgery centers, 21 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $87 million and $117 million for the quarters ended September 30, 2021 and 2020, respectively, and $301 million and $289 million for the nine months ended September 30, 2021 and 2020, respectively. Operating results for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on
Form 10-K
for the year ended December 31, 2020.
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic. During the second quarter of 2021, our patient volumes experienced a strong rebound as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased. During the third quarter of 2021, our patient volumes remained strong, with the exception of inpatient surgeries, and included a resurgence of
COVID-19
admissions. Inpatient surgery volumes were constrained during the quarter as capacity was used to treat the surge of COVID-19 patients. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.
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
Revenues (continued)

that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service
rates. Our revenues for the nine months ended September 30, 2021 and 2020 included $33 million and $55 million, respectively, related to the settlement of Medicare outlier calculations for prior periods. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2021 and 2020 are summarized in the following table (dollars in millions):

	Quarter
	2021	Ratio	2020	Ratio
Medicare	$2,645	17.3%	$2,603	19.6%
Managed Medicare	2,124	13.9	1,760	13.2
Medicaid	692	4.5	445	3.3
Managed Medicaid	813	5.3	707	5.3
Managed care and insurers	7,998	52.4	6,752	50.7
International (managed care and insurers)	324	2.1	307	2.3
Other	680	4.5	737	5.6

Revenues	$15,276	100.0%	$13,311	100.0%

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenues (continued)

	Nine Months
	2021	Ratio	2020	Ratio
Medicare	$7,816	17.9%	$7,618	20.5%
Managed Medicare	6,281	14.4	5,074	13.6
Medicaid	1,722	3.9	1,423	3.8
Managed Medicaid	2,369	5.4	1,904	5.1
Managed care and insurers	22,300	51.0	19,028	51.0
International (managed care and insurers)	995	2.3	838	2.3
Other	2,205	5.1	1,355	3.7

Revenues	$43,688	100.0%	$37,240	100.0%

To quantify the total impact of the trends related to

uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2021 and 2020 follows (dollars in millions):

	Quarter		Nine Months
	2021	2020	2021	2020
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$12,803	$11,170	$36,396	$32,428
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.8%	12.0%	11.4%	12.1%
Total uncompensated care	$7,782	$7,023	$22,299	$21,625
Multiply by the cost-to-charges ratio	11.8%	12.0%	11.4%	12.1%

Estimated cost of total uncompensated care	$916	$843	$2,542	$2,617

The total uncompensated care amounts include

charity care of $3.509 billion and $3.160 billion, respectively, and the related estimated costs of charity care were $413 million and $376 million, respectively, for the quarters ended September 30, 2021 and 2020. The total uncompensated care amounts include charity care of $10.135 billion and $9.972 billion, respectively, and the related estimated costs of charity care were $1.155 billion and $1.207 billion, respectively, for the nine months ended September 30, 2021 and 2020.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2021, we paid $67 million to acquire two hospital facilities, one in southern Georgia and one in Tennessee, and $91 million to acquire other nonhospital health care entities (noncontrolling interests of $111 million were recorded).
 We also paid $330 million and assumed certain liabilities to acquire an 80% interest (noncontrolling interests of $101 million were recorded) in a venture providing post-acute care services (home health and hospice). Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $601 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we paid $380 million to acquire a hospital in New Hampshire and other nonhospital health care entities. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — ACQUISITIONS AND DISPOSITIONS (continued)

dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During the nine months ended September 30, 2021, we received proceeds of $860 million and recognized a pretax gain of $655 million related to the sale of four hospital facilities in Georgia (two facilities in northern Georgia and two facilities in southern Georgia). We received proceeds of $647 million on September 30, 2021 related to the sale of a hospital facility in northern Georgia, which sale was effective October 1, 2021. We also received proceeds of $473 million and recognized a pretax gain of $402 million related to sales of other health care entity investments and minor real estate assets. During the nine months ended September 30, 2020, we received proceeds of

$
68
 million and recognized a net pretax loss of $
6
 million related to the
sale
of a hospital facility in Mississippi and sales of real estate and other investments.
NOTE 3 — INCOME TAXES
Our provisions for income taxes for the quarters ended September 30, 2021 and 2020 were $685 million and $209 million, respectively, and the effective tax rates were 23.2% and 23.8%, respectively. Our provisions for income taxes for the nine months ended September 30, 2021 and 2020 were $1.531 billion and $665 million, respectively, and the effective tax rates were 22.9% and 22.2%, respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $96 million and $59 million for the nine months ended September 30, 2021 and 2020, respectively.
Our liability for unrecognized tax benefits was $626 million, including accrued interest of $95 million, as of September 30, 2021 ($508 million and $73 million, respectively, as of December 31, 2020). Unrecognized tax benefits of $192 million ($157 million as of December 31, 2020) would affect the effective rate, if recognized.
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at September 30, 2021. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.
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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2021 and 2020 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2021	2020	2021	2020
Net income attributable to HCA Healthcare, Inc.	$2,269	$668	$5,142	$2,328

Weighted average common shares outstanding	318.072	338.168	328.048	338.057
Effect of dilutive incremental shares	5.957	5.178	5.200	4.957

Shares used for diluted earnings per share	324.029	343.346	333.248	343.014

Earnings per share:
Basic earnings	$7.13	$1.97	$15.67	$6.89
Diluted earnings	$7.00	$1.95	$15.43	$6.79
NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of our insurance subsidiaries’ investments at September 30, 2021 and December 31, 2020 follows (dollars in millions):

	September 30, 2021
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$391	$21	$(1)	$411
Money market funds and other	119	—	—	119

	$510	$21	$(1)	530

Amounts classified as current assets				(112)

Investment carrying value				$418

	December 31, 2020
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$384	$32	$—	$416
Money market funds and other	88	—	—	88

	$472	$32	$—	504

Amounts classified as current assets				(116)

Investment carrying value				$388

At September 30, 2021 and December 31, 2020, the investments in debt securities of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at September 30, 2021 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	134	141
Due after five years through ten years	177	187
Due after ten years	80	83

	$391	$411

The average expected maturity of the investments in debt securities at September 30, 2021 was 5.5 years, compared to the average scheduled maturity of 9.3 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.
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
The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2021 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swaps	$2,000	December 2021	$(7)
Pay-fixed interest rate swaps	500	December 2022	(12)
During the next 12 months, we estimate $17 million will be reclassified from other comprehensive income (“OCI”) and will be included in interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the nine months ended September 30, 2021 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$1	Interest expense	$28

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6 — FINANCIAL INSTRUMENTS (continued)

Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2021, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2021, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $19 million.
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
Investment Securities
The investments of our insurance subsidiaries are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
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

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$411	$—	$411	$—
Money market funds and other	119	119	—	—

Investments of insurance subsidiaries	530	119	411	—
Less amounts classified as current assets	(112)	(105)	(7)	—

	$418	$14	$404	$—

Liabilities:
Interest rate swaps (Other accrued expenses)	$17	$—	$17	$—
Interest rate swaps (Income taxes and other liabilities)	2	—	2	—

	December 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	88	88	—	—

Investments of insurance subsidiaries	504	88	416	—
Less amounts classified as current assets	(116)	(87)	(29)	—

	$388	$1	$387	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$46	$—	$46	$—
The estimated fair value of our long-term debt was $36.567 billion and $35.814 billion at September 30, 2021 and December 31, 2020, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $32.552 billion and $31.240 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT
A summary of long-term debt at September 30, 2021 and December 31, 2020, including related interest rates at September 30, 2021, follows (dollars in millions):

	September 30, 2021	December 31, 2020
Senior secured asset-based revolving credit facility (effective interest rate of 2.7%)	$500	$—
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.1%)	1,980	3,671
Senior secured notes (effective interest rate of 4.8%)	16,200	13,850
Other senior secured debt (effective interest rate of 4.2%)	920	767

Senior secured debt	19,600	18,288
Senior unsecured notes (effective interest rate of 5.5%)	12,952	12,952
Debt issuance costs and discounts	(253)	(236)

Total debt (average life of 9.5 years, rates averaging 4.9%)	32,299	31,004
Less amounts due within one year	250	209

	$32,049	$30,795

During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan A-7
facility and a new $500 million term
loan B-14
facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire the $1.071 billion term loan A-6
facility, the $1.455 billion term
loan B-12
facility and the $1.131 billion term
loan B-13
facility. The pretax loss on retirement of debt was $12 million.
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
NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During February 2021, our Board of Directors authorized an additional $6 billion for repurchases of our outstanding common stock. During the nine months ended September 30, 2021, we repurchased 29.343 million shares of our common stock at an average price of $209.35 per share through market purchases pursuant to the January 2019 authorization (which was completed during the first quarter of 2021), the January 2020 authorization (which was completed during the second quarter of 2021) and the February 2021 authorization. At September 30, 2021, we had $2.658 billion of repurchase authorization available under the February 2021 authorization.
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2020	$25	$(271)	$(220)	$(36)	$(502)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(9)				(9)
Foreign currency translation adjustments, net of $2 income tax benefit		(18)			(18)
Change in fair value of derivative instruments				(1)	(1)
Expense reclassified into operations from other comprehensive income, net of $5 and $6 income tax benefits, respectively			16	22	38

Balances at September 30, 2021	$16	$(289)	$(204)	$(15)	$(492)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in
one
line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 96 hospitals located in Alaska, California, Florida, southern Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group includes 80 hospitals located in Colorado, northern Georgia, Kansas, southern Kentucky, Louisiana, Missouri, Tennessee and

HCA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Texas. We also operate seven hospitals in England, and these facilities are included in the Corporate and other group.
Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2021 and 2020 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2021	2020	2021	2020
Revenues:
National Group	$7,787	$6,633	$22,143	$18,653
American Group	6,767	6,073	19,562	16,920
Corporate and other	722	605	1,983	1,667

	$15,276	$13,311	$43,688	$37,240

Equity in earnings of affiliates:
National Group	$(14)	$(23)	$(30)	$(26)
American Group	(14)	(15)	(38)	(26)
Corporate and other	(7)	(2)	(10)	4

	$(35)	$(40)	$(78)	$(48)

Adjusted segment EBITDA:
National Group	$1,780	$1,128	$5,330	$3,828
American Group	1,604	1,130	4,698	3,653
Corporate and other	(160)	(205)	(533)	(562)

	$3,224	$2,053	$9,495	$6,919

Depreciation and amortization:
National Group	$343	$312	$1,005	$930
American Group	295	286	884	868
Corporate and other	78	96	236	261

	$716	$694	$2,125	$2,059

Adjusted segment EBITDA	$3,224	$2,053	$9,495	$6,919
Depreciation and amortization	716	694	2,125	2,059
Interest expense	398	385	1,168	1,201
Losses (gains) on sales of facilities	(1,047)	(14)	(1,057)	6
Losses on retirement of debt	—	—	12	295

Income before income taxes	$3,157	$988	$7,247	$3,358

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
including, without limitation, the length and severity of the pandemic and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume of
COVID-19
patients cared for across our health systems; measures we are taking to respond to the
COVID-19
pandemic; the impact and terms of government and administrative regulation and stimulus (including the Families First Coronavirus Response Act, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021 and other enacted and potential future legislation) and whether such programs continue or new similar programs are enacted in the future; changes in revenues due to declining patient volumes, changes in payer mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions, including the impact of any current or future vaccine mandates; supply shortages and disruptions; and the timing, availability and adoption of effective medical treatments and vaccines, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the
COVID-19
pandemic, which could impact us from a financial perspective, (3) the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), including the effects of changes or court challenges to the Affordable Care Act or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the
COVID-19
pandemic, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and those required under the
Pay-As-You-Go
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Forward-Looking Statements (continued)

and technical support personnel, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry) resulting from the
COVID-19
pandemic, (16) the emergence of and effects related to other pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (25) changes in the U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on
Form 10-K
for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic. During the second quarter of 2021, our patient volumes experienced a strong rebound as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased. During the third quarter of 2021, our patient volumes remained strong, with the exception of inpatient surgeries, and included a resurgence of
COVID-19
admissions. Inpatient surgery volumes were constrained during the quarter as capacity was used to treat the surge of COVID-19 patients. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.
Third Quarter 2021 Operations Summary
Revenues increased to $15.276 billion in the third quarter of 2021 from $13.311 billion in the third quarter of 2020. Net income attributable to HCA Healthcare, Inc. totaled $2.269 billion, or $7.00 per diluted share, for the quarter ended September 30, 2021, compared to $668 million, or $1.95 per diluted share, for the quarter ended September 30, 2020. Third quarter results for 2021 and 2020 include gains on sales of facilities of $1.047 billion, or $2.43 per diluted share, and $14 million, or $0.03 per diluted share, respectively. Third quarter results for 2020 include the reversal of $822 million, or $1.72 per diluted share, of government stimulus income recorded in the second quarter of 2020 related to general distribution Provider Relief Funds (“PRFs”) established by the CARES Act. During October 2020, we announced we would return, or repay early, our share of the PRFs of approximately $1.6 billion and approximately $4.4 billion in Medicare accelerated payments (repaid during

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Third Quarter 2021 Operations Summary (continued)

the fourth quarter of 2020). All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 324.029 million shares for the quarter ended September 30, 2021 and 343.346 million shares for the quarter ended September 30, 2020. During the first nine months of 2021, we repurchased 29.343 million shares of our common stock.
Revenues increased 14.8% on a consolidated basis and 15.0% on a same facility basis for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020. The increase in consolidated revenues can be primarily attributed to the combined impact of a 5.9% increase in revenue per equivalent admission and a 8.4% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 5.2% increase in same facility revenue per equivalent admission and a 9.3% increase in same facility equivalent admissions.
During the quarter ended September 30, 2021, consolidated admissions increased 5.9% and same facility admissions increased 6.8% compared to the quarter ended September 30, 2020. Surgeries increased 2.6% on a consolidated basis and 2.3% on a same facility basis during the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020. Emergency department visits increased 28.9% on a consolidated basis and 31.2% on a same facility basis during the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020. Consolidated and same facility uninsured admissions increased 0.7% and 1.2%, respectively, for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020.
Cash flows from operating activities declined $440 million, from $2.717 billion for the third quarter of 2020 to $2.277 billion for the third quarter of 2021. The decline in cash provided by operating activities was primarily related to the net impact of negative changes in working capital items of $797 million, primarily related to an increase in accounts receivable, offset by a $269 million increase in net income, excluding the government stimulus income reversal and gains on sales of facilities.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF (Continued)
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

Revenues increased 14.8% from $13.311 billion in the third quarter of 2020 to $15.276 billion in the third quarter of 2021. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2021 and 2020 are summarized in the following table (dollars in millions):

	Quarter
	2021	Ratio	2020	Ratio
Medicare	$2,645	17.3%	$2,603	19.6%
Managed Medicare	2,124	13.9	1,760	13.2
Medicaid	692	4.5	445	3.3
Managed Medicaid	813	5.3	707	5.3
Managed care and insurers	7,998	52.4	6,752	50.7
International (managed care and insurers)	324	2.1	307	2.3
Other	680	4.5	737	5.6

Revenues	$15,276	100.0%	$13,311	100.0%

	Nine Months
	2021	Ratio	2020	Ratio
Medicare	$7,816	17.9%	$7,618	20.5%
Managed Medicare	6,281	14.4	5,074	13.6
Medicaid	1,722	3.9	1,423	3.8
Managed Medicaid	2,369	5.4	1,904	5.1
Managed care and insurers	22,300	51.0	19,028	51.0
International (managed care and insurers)	995	2.3	838	2.3
Other	2,205	5.1	1,355	3.7

Revenues	$43,688	100.0%	$37,240	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

Consolidated and same facility revenue per equivalent admission increased 5.9% and 5.2%, respectively, in the third quarter of 2021, compared to the third quarter of 2020. Consolidated and same facility equivalent admissions increased 8.4% and 9.3%, respectively, in the third quarter of 2021, compared to the third quarter of 2020. Consolidated and same facility outpatient surgeries increased 7.2% and 6.4%, respectively, in the third quarter of 2021, compared to the third quarter of 2020. Consolidated and same facility inpatient surgeries declined 5.3% and 4.9%, respectively, in the third quarter of 2021, compared to the third quarter of 2020. Consolidated and same facility emergency department visits increased 28.9% and 31.2%, respectively, in the third quarter of 2021, compared to the third quarter of 2020.
To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2021 and 2020 follows (dollars in millions):

	Quarter		Nine Months
	2021	2020	2021	2020
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$12,803	$11,170	$36,396	$32,428
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.8%	12.0%	11.4%	12.1%
Total uncompensated care	$7,782	$7,023	$22,299	$21,625
Multiply by the cost-to-charges ratio	11.8%	12.0%	11.4%	12.1%

Estimated cost of total uncompensated care	$916	$843	$2,542	$2,617

Same facility uninsured admissions increased by 463 admissions, or 1.2%, in the third quarter of 2021 compared to the third quarter of 2020. Same facility uninsured admissions increased 6.6% in the second quarter of 2021 compared to the second quarter of 2020. Same facility uninsured admissions declined 15.7% in the first quarter of 2021 compared to the first quarter of 2020. Same facility uninsured admissions in 2020, compared to 2019, declined 9.1% in the fourth quarter, declined 14.2% in the third quarter, declined 10.0% in the second quarter, and increased 7.1% in the first quarter. The declines in the first quarter of 2021, compared to the first quarter of 2020, and the last three quarters of 2020, compared to the last three quarters of 2019, were primarily due to the reimbursement received, as provided for under the Families First Coronavirus Response Act and subsequent legislation, for uninsured patients diagnosed with
COVID-19
and the resulting classification of those patients as an insured admission, as well as general declines in patient volumes resulting from the pandemic’s impact on our operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and nine months ended September 30, 2021 and 2020 are set forth in the following table.

	Quarter		Nine Months
	2021	2020	2021	2020
Medicare	21%	25%	23%	26%
Managed Medicare	21	19	21	19
Medicaid	4	5	5	6
Managed Medicaid	14	13	13	12
Managed care and insurers	32	30	31	29
Uninsured	8	8	7	8

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and nine months ended September 30, 2021 and 2020 are set forth in the following table.

	Quarter		Nine Months
	2021	2020	2021	2020
Medicare	22%	25%	24%	27%
Managed Medicare	16	15	16	15
Medicaid	7	5	6	5
Managed Medicaid	5	6	6	6
Managed care and insurers	50	49	48	47

	100%	100%	100%	100%

At September 30, 2021, we had 91 hospitals in the states of Texas and Florida. During the quarter ended September 30, 2021, 57% of our admissions and 50% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 71% of our uninsured admissions during the quarter ended September 30, 2021.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it will phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid waiver. In December 2017, CMS approved an extension of this waiver through September 30, 2022, but indicated that it will phase out some of the federal funding. Our Texas Medicaid revenues included Medicaid supplemental payments of $151 million and $154 million during the third quarters of 2021 and 2020, respectively, and $437 million and $455 million during the first nine months of 2021 and 2020, respectively.
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
Operating Results Summary
The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2021 and 2020 (dollars in millions):

	Quarter
	2021		2020
	Amount	Ratio	Amount	Ratio
Revenues	$15,276	100.0	$13,311	100.0

Salaries and benefits	7,094	46.4	6,097	45.8
Supplies	2,463	16.1	2,128	16.0
Other operating expenses	2,530	16.6	2,251	16.9
Government stimulus income reversal	—	—	822	6.2
Equity in earnings of affiliates	(35)	(0.2)	(40)	(0.3)
Depreciation and amortization	716	4.7	694	5.2
Interest expense	398	2.6	385	2.9
Gains on sales of facilities	(1,047)	(6.9)	(14)	(0.1)

	12,119	79.3	12,323	92.6

Income before income taxes	3,157	20.7	988	7.4
Provision for income taxes	685	4.5	209	1.5

Net income	2,472	16.2	779	5.9
Net income attributable to noncontrolling interests	203	1.3	111	0.9

Net income attributable to HCA Healthcare, Inc.	$2,269	14.9	$668	5.0

% changes from prior year:
Revenues	14.8%		4.9%
Income before income taxes	219.6		0.9
Net income attributable to HCA Healthcare, Inc.	239.7		9.0
Admissions(a)	5.9		(3.9)
Equivalent admissions(b)	8.4		(9.1)
Revenue per equivalent admission	5.9		15.3
Same facility % changes from prior year(c):
Revenues	15.0		4.5
Admissions(a)	6.8		(3.8)
Equivalent admissions(b)	9.3		(9.0)
Revenue per equivalent admission	5.2		14.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary (continued)

	Nine Months
	2021		2020
	Amount	Ratio	Amount	Ratio
Revenues	$43,688	100.0	$37,240	100.0

Salaries and benefits	19,780	45.3	17,545	47.1
Supplies	7,067	16.2	5,999	16.1
Other operating expenses	7,424	17.0	6,825	18.3
Equity in earnings of affiliates	(78)	(0.2)	(48)	(0.1)
Depreciation and amortization	2,125	4.8	2,059	5.6
Interest expense	1,168	2.7	1,201	3.2
Losses (gains) on sales of facilities	(1,057)	(2.4)	6	—
Losses on retirement of debt	12	—	295	0.8

	36,441	83.4	33,882	91.0

Income before income taxes	7,247	16.6	3,358	9.0
Provision for income taxes	1,531	3.5	665	1.8

Net income	5,716	13.1	2,693	7.2
Net income attributable to noncontrolling interests	574	1.3	365	0.9

Net income attributable to HCA Healthcare, Inc.	$5,142	11.8	$2,328	6.3

% changes from prior year:
Revenues	17.3%		(1.5)%
Income before income taxes	115.8		(7.7)
Net income attributable to HCA Healthcare, Inc.	120.8		(4.4)
Admissions(a)	5.9		(5.1)
Equivalent admissions(b)	8.4		(9.8)
Revenue per equivalent admission	8.2		9.1
Same facility % changes from prior year(c):
Revenues	17.5		(2.1)
Admissions(a)	6.2		(5.3)
Equivalent admissions(b)	8.8		(9.9)
Revenue per equivalent admission	7.9		8.6

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Quarters Ended September 30, 2021 and 2020
Revenues increased to $15.276 billion in the third quarter of 2021 from $13.311 billion in the third quarter of 2020. Net income attributable to HCA Healthcare, Inc. totaled $2.269 billion, or $7.00 per diluted share, for the quarter ended September 30, 2021, compared to $668 million, or $1.95 per diluted share, for the quarter ended September 30, 2020. Third quarter results for 2021 and 2020 include gains on sales of facilities of $1.047 billion, or $2.43 per diluted share, and $14 million, or $0.03 per diluted share, respectively. Third quarter results for 2020 include the reversal of $822 million, or $1.72 per diluted share, of government stimulus income recorded in the second quarter of 2020 related to general distribution PRFs established by the CARES Act. During October 2020, we announced we would return, or repay early, our share of the PRFs of approximately $1.6 billion and approximately $4.4 billion in Medicare accelerated payments (repaid during the fourth quarter of 2020). All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 324.029 million shares for the quarter ended September 30, 2021 and 343.346 million shares for the quarter ended September 30, 2020. During the first nine months of 2021, we repurchased 29.343 million shares of our common stock.
Revenues increased 14.8% on a consolidated basis and 15.0% on a same facility basis for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020. The increase in consolidated revenues can be primarily attributed to the combined impact of a 5.9% increase in revenue per equivalent admission and a 8.4% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 5.2% increase in same facility revenue per equivalent admission and a 9.3% increase in same facility equivalent admissions.
Salaries and benefits, as a percentage of revenues, were 46.4% in the third quarter of 2021 and 45.8% in the third quarter of 2020. Salaries and benefits per equivalent admission increased 7.4% in the third quarter of 2021 compared to the third quarter of 2020. Same facility labor rate increases averaged 8.0% for the third quarter of 2021 compared to the third quarter of 2020 primarily due to certain contract, overtime and other premium rate labor costs being incurred during the third quarter of 2021 to support our clinical staff and address the surge of
COVID-19
patients.
Supplies, as a percentage of revenues, were 16.1% in the third quarter of 2021 and 16.0% in the third quarter of 2020. Supply costs per equivalent admission increased 6.8% in the third quarter of 2021 compared to the third quarter of 2020. Supply costs per equivalent admission increased 24.0% for pharmacy supplies and 9.4% for general medical and surgical items and declined 4.9% for medical devices in the third quarter of 2021 compared to the third quarter of 2020. The increase in pharmacy supplies is primarily related to certain
COVID-19
therapies used in the surge of
COVID-19
cases during the third quarter of 2021, and the increase in general medical and surgical items is primarily related to an increased utilization of personal protective equipment (“PPE”).
Other operating expenses, as a percentage of revenues, were 16.6% in the third quarter of 2021 and 16.9% in the third quarter of 2020. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $49 million and $26 million for the third quarters of 2021 and 2020, respectively. During the third quarters of 2021 and 2020, we recorded reductions of $87 million, or $0.21 per diluted share, and $112 million, or $0.25 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.
During the third quarter of 2020, we recorded the reversal of $822 million of government stimulus income previously recorded in the second quarter of 2020 related to general distribution funds received from the PRFs established by the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Quarters Ended September 30, 2021 and 2020 (continued)

Equity in earnings of affiliates was $35 million and $40 million in the third quarters of 2021 and 2020, respectively.
Depreciation and amortization increased $22 million, from $694 million in the third quarter of 2020 to $716 million in the third quarter of 2021. The increase in depreciation relates primarily to capital expenditures at our existing facilities.
Interest expense was $398 million in the third quarter of 2021 and $385 million in the third quarter of 2020. Our average debt balance was $32.450 billion for the third quarter of 2021 compared to $30.952 billion for the third quarter of 2020. The average effective interest rate for our long-term debt was 4.9% for both of the quarters ended September 30, 2021 and 2020.
During the third quarters of 2021 and 2020, we recorded gains on sales of facilities of $1.047 billion and $14 million, respectively. The gains on sales of facilities for the third quarter of 2021 include a $655 million gain related to the sale of four hospital facilities in Georgia and gains of $392 million related to the sales of other health care entity investments and minor real estate assets.
The effective tax rates were 23.2% and 23.8% for the third quarters of 2021 and 2020, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.
Net income attributable to noncontrolling interests increased from $111 million for the third quarter of 2020 to $203 million for the third quarter of 2021. The increase in net income attributable to noncontrolling interests related primarily to an increase in partnership operating income as well as the impact of the government stimulus income reversal for certain hospital and surgery center partnerships in the third quarter of 2020.
Nine Months Ended September 30, 2021 and 2020
Revenues increased to $43.688 billion in the first nine months of 2021 from $37.240 billion in the first nine months of 2020. Net income attributable to HCA Healthcare, Inc. totaled $5.142 billion, or $15.43 per diluted share, for the first nine months ended September 30, 2021, compared to $2.328 billion, or $6.79 per diluted share, for the first nine months ended September 30, 2020. Results for the first nine months of 2021 included gains on sales of facilities of $1.057 billion, or $2.39 per diluted share, and losses on retirement of debt of $12 million, or $0.03 per diluted share. Results for the first nine months of 2020 included losses on sales of facilities of $6 million, or $0.03 per diluted share, and losses on retirement of debt of $295 million, or $0.66 per diluted share. Revenues for the first nine months of 2021 and 2020, respectively, include $33 million, or $0.07 per diluted share, and $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods. Results for the first nine months of 2020 also included $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, established by the CARES Act. Our provision for income taxes for the first nine months of 2021 and 2020 included tax benefits of $96 million, or $0.29 per diluted share, and $59 million, or $0.17 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 333.248 million shares for the nine months ended September 30, 2021 and 343.014 million shares for the nine months ended September 30, 2020. During the first nine months of 2021, we repurchased 29.343 million shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Nine Months Ended September 30, 2021 and 2020 (continued)

Revenues increased 17.3% on a consolidated basis and 17.5% on a same facility basis for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in consolidated revenues can be primarily attributed to the combined impact of an 8.2% increase in revenue per equivalent admission and an 8.4% increase in equivalent admissions. The increase in same facility revenues can be primarily attributed to the combined impact of a 7.9% increase in revenue per equivalent admission and an 8.8% increase in equivalent admissions.
Salaries and benefits, as a percentage of revenues, were 45.3% in the first nine months of 2021 and 47.1% in the first nine months of 2020. Salaries and benefits per equivalent admission increased 4.0% in the first nine months of 2021 compared to the first nine months of 2020. Same facility labor rate increases averaged 7.3% for the first nine months of 2021 compared to the first nine months of 2020 primarily due to an increased utilization of contract, overtime and other premium rate labor costs during the 2021 period to support our clinical staff and address the surges of COVID-19 cases during the first and third quarters of 2021.
Supplies, as a percentage of revenues, were 16.2% in the first nine months of 2021 and 16.1% in the first nine months of 2020. Supply costs per equivalent admission increased 8.6% in the first nine months of 2021 compared to the first nine months of 2020. Supply costs per equivalent admission increased 3.6% for medical devices, 14.8% for pharmacy supplies and 10.7% for general medical and surgical items in the first nine months of 2021 compared to the first nine months of 2020. The increase in pharmacy supplies is primarily related to certain
COVID-19
therapies used in the surges of
COVID-19
cases during the first and third quarters of 2021, and the increase in general medical and surgical items is primarily related to increased utilization of PPE.
Other operating expenses, as a percentage of revenues, were 17.0% in the first nine months of 2021 and 18.3% in the first nine months of 2020. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $318 million and $305 million for the first nine months of 2021 and 2020, respectively. During the first nine months of 2021 and 2020, we recorded reductions of $87 million, or $0.20 per diluted share, and $112 million, or $0.25 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.
Equity in earnings of affiliates was $78 million and $48 million in the first nine months of 2021 and 2020, respectively.
Depreciation and amortization increased $66 million, from $2.059 billion in the first nine months of 2020 to $2.125 billion in the first nine months of 2021. The increase in depreciation relates primarily to capital expenditures at our existing facilities.
Interest expense was $1.168 billion in the first nine months of 2021 and $1.201 billion in the first nine months of 2020. Our average debt balance was $31.780 billion for the first nine months of 2021 compared to $32.223 billion for the first nine months of 2020. The average effective interest rate for our long-term debt declined to 4.9% for the nine months ended September 30, 2021 from 5.0% for the nine months ended September 30, 2020.
During the first nine months of 2021 and 2020, we recorded net gains of $1.057 billion and net losses on sales of facilities of $6 million, respectively. The gains on sales of facilities for the first nine months of 2021 are primarily related to the sale of four hospital facilities in Georgia and other health care entity investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Nine Months Ended September 30, 2021 and 2020 (continued)

During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan
A-7
facility and a new $500 million term
loan B-14
facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire the $1.071 billion term loan A-6
facility, the $1.455 billion term
loan B-12
facility and the $1.131 billion term
loan B-13
facility. The pretax loss on retirement of debt was $12 million. During February 2020, we issued $2.700 billion aggregate principal amount of 3.50% senior unsecured notes due 2030. During March 2020, we used the net proceeds for the redemption of all $1.000 billion outstanding aggregate principal amount of HCA Healthcare, Inc.’s 6.25% senior notes due 2021 and, together with available funds, for the redemption of all $2.000 billion outstanding aggregate principal amount of HCA Inc.’s 7.50% senior notes due 2022. The pretax loss on retirement of debt was $295 million.
The effective tax rates were 22.9% and 22.2% for the first nine months of 2021 and 2020, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first nine months of 2021 and 2020 included tax benefits of $96 million and $59 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first nine months of 2021 and 2020 would have been 24.4% and 24.2%, respectively.
Net income attributable to noncontrolling interests increased from $365 million for the first nine months of 2020 to $574 million for the first nine months of 2021. The increase in net income attributable to noncontrolling interests related primarily to the partnership operations of two of our Texas markets and our surgery center partnerships.
Liquidity and Capital Resources
Cash provided by operating activities declined $6.299 billion, from $12.815 billion for the first nine months of 2020 to $6.516 billion for the first nine months of 2021. The $12.815 billion of cash flows from operating activities in the first nine months of 2020 included $6.123 billion of government stimulus refund liability related to unapplied accelerated Medicare payments and PRFs established by the CARES Act (approximately $6 billion was returned or repaid early and reversed out of cash flow from operations in the fourth quarter of 2020). The decline in cash provided by operating activities also included the net impact of negative changes in working capital items of $2.350 billion, primarily related to an increase in accounts receivable, offset by an increase in net income, excluding losses and gains on sales of facilities and losses on retirement of debt, of $2.001 billion. The combination of interest payments and net income tax payments in the first nine months of 2021 and 2020 totaled $2.473 billion and $2.009 billion, respectively. Working capital totaled $3.624 billion at September 30, 2021 and $3.629 billion at December 31, 2020.
Cash used in investing activities was $929 million in the first nine months of 2021 compared to $2.483 billion in the first nine months of 2020. Acquisitions of hospitals and health care entities increased from $380 million in the first nine months of 2020 to $488 million in the first nine months of 2021. Excluding acquisitions, capital expenditures were $2.385 billion in the first nine months of 2021 and $2.087 billion in the first nine months of 2020. Planned capital expenditures are expected to approximate $3.7 billion in 2021. At

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

September 30, 2021, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Sales of hospitals and health care entities increased $1.912 billion primarily related to the proceeds from our sales of five hospitals in Georgia (the sale of one hospital was effective October 1, 2021) and other health care entity investments.
Cash used in financing activities totaled $6.349 billion in the first nine months of 2021 compared to $4.361 billion in the first nine months of 2020. During the first nine months of 2021, net cash flows used in financing activities included a net increase of $1.050 billion in our indebtedness, payment of dividends of $476 million, repurchase of common stock of $6.143 billion and distributions to noncontrolling interests of $501 million. During the first nine months of 2020, net cash flows used in financing activities included a net decline of $3.183 billion in our indebtedness, payment of dividends of $153 million, repurchase of common stock of $441 million and distributions to noncontrolling interests of $393 million.
We are a highly leveraged company with significant debt service requirements. Our debt totaled $32.299 billion at September 30, 2021. Our interest expense was $1.168 billion for the first nine months of 2021 and $1.201 billion for the first nine months of 2020.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($5.920 billion and $5.590 billion available as of September 30, 2021 and October 31, 2021, respectively) and anticipated access to public and private debt markets.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $530 million and $504 million at September 30, 2021 and December 31, 2020, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $159 million and $188 million at September 30, 2021 and December 31, 2020, respectively. Our facilities are insured by a 100% owned insurance subsidiary for losses up to $75 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.795 billion and $1.736 billion at September 30, 2021 and December 31, 2020, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $476 million. We estimate that approximately $434 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan
A-7
facility and a new $500 million term loan
B-14
facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire the $1.071 billion term loan
A-6
facility, the $1.455 billion term loan
B-12
facility and the $1.131 billion term loan
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
for the year ended December 31, 2020.
Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the nine months ended September 30, 2021 and year ended December 31, 2020 and the summarized balance sheet information at September 30, 2021 and December 31, 2020, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):
Nine Months Ended September 30, 2021 and Year Ended December 31, 2020:

	Nine Months September 30, 2021	Year December 31, 2020
Revenues	$26,140	$31,040
Income before income taxes	4,578	4,016
Net income	3,546	3,172
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	3,474	3,091

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Summarized Financial Information (continued)

At September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Current assets	$7,821	$7,442
Property and equipment, net	15,285	14,939
Goodwill and other intangible assets	5,707	5,763
Total noncurrent assets	22,277	21,771
Total assets	30,098	29,213
Current liabilities	5,859	5,316
Long-term debt, net	31,597	30,444
Intercompany balances	3,229	2,090
Income taxes and other liabilities	1,841	1,004
Total noncurrent liabilities	37,179	34,035
Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(13,155)	(10,247)
Noncontrolling interests	215	109
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
Market Risk
We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $530 million at September 30, 2021. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At September 30, 2021, we had a net unrealized gain of $20 million on the insurance subsidiaries’ investments.
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
We are also exposed to market risk related to changes in interest rates, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income. At September 30, 2021, our variable rate debt was fully covered by our interest rate swap agreements.
Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 4.9% and 5.0% for the nine months ended September 30, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)
Market Risk (continued)

The estimated fair value of our total long-term debt was $36.567 billion at September 30, 2021. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.
Tax Examinations
The Internal Revenue Service was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns at September 30, 2021. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.
Operating Data

	2021	2020
Number of hospitals in operation at:
March 31	186	186
June 30	187	186
September 30	183	187
December 31		185
Number of freestanding outpatient surgical centers in operation at:
March 31	121	123
June 30	122	122
September 30	123	121
December 31		121
Licensed hospital beds at(a):
March 31	49,561	49,357
June 30	49,693	49,403
September 30	48,950	49,473
December 31		49,265
Weighted average beds in service(b):
Quarter:
First	42,363	42,177
Second	42,464	42,309
Third	42,088	42,426
Fourth		42,072
Year		42,246

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2021	2020
Average daily census(c):
Quarter:
First	29,678	28,822
Second	28,901	24,844
Third	31,144	28,186
Fourth		29,065
Year		27,734
Admissions(d):
Quarter:
First	506,380	528,244
Second	532,041	452,992
Third	536,848	506,756
Fourth		521,917
Year		2,009,909
Equivalent admissions(e):
Quarter:
First	832,489	889,035
Second	916,212	723,136
Third	905,627	835,576
Fourth		864,583
Year		3,312,330
Average length of stay (days)(f):
Quarter:
First	5.3	5.0
Second	4.9	5.0
Third	5.3	5.1
Fourth		5.1
Year		5.1
Emergency room visits(g):
Quarter:
First	1,841,778	2,264,707
Second	2,128,428	1,516,116
Third	2,338,180	1,813,661
Fourth		1,855,823
Year		7,450,307
Outpatient surgeries(h):
Quarter:
First	231,228	226,319
Second	262,107	170,911
Third	249,192	232,493
Fourth		252,760
Year		882,483

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Data (continued)

	2021	2020
Inpatient surgeries(i):
Quarter:
First	127,590	135,145
Second	136,460	118,591
Third	126,436	133,492
Fourth		135,157
Year		522,385
Days revenues in accounts receivable(j):
Quarter:
First	48	49
Second	48	50
Third	51	44
Fourth		45
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	36%	37%
Second	38%	32%
Third	34%	36%
Fourth		35%
Year		35%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Represents the average number of beds in service, weighted based on periods owned.
(c)	Represents the average number of patients in our hospital beds each day.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of September 30, 2021.
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
During February 2021, our Board of Directors authorized $6 billion for repurchases of our outstanding common stock. During the quarter ended September 30, 2021, we repurchased 9,604,350 shares of our common stock at an average price of $242.53 per share through market purchases pursuant to the February 2021 authorization. At September 30, 2021, we had $2.658 billion of repurchase authorization available under the February 2021 authorization.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2021 through September 30, 2021 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2021 through July 31, 2021	3,306,380	$225.33	3,306,380	$4,242
August 1, 2021 through August 31, 2021	3,407,927	$247.73	3,407,927	$3,398
September 1, 2021 through September 30, 2021	2,890,043	$256.08	2,890,043	$2,658

Total for third quarter 2021	9,604,350	$242.53	9,604,350	$2,658

On October 21, 2021, our Board of Directors declared a quarterly dividend of $0.48 per share on our common stock payable on December 29, 2021 to stockholders of record at the close of business on December 14, 2021. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

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
The following financial information from our quarterly report on
Form 10-Q
for the quarter ended September 30, 2021 filed with the SEC on November 1, 2021, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2021 and 2020, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2021 and 2020, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and nine months ended September 30, 2021 and 2020, (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/ S / W ILLIAM B. R UTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer
Date: November 1, 2021