Form 10-K
period 2021-12-31
HCA Healthcare, Inc.
filed 2022-02-18
CIK 860730

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
☐    No  ☒
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
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒

Auditor PCAOB ID Number: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Nashville, Tennessee, United States of America
As of January 31, 2022, there were 303,600,000 outstanding shares of the Registrant’s common stock. As of June 30, 2021, the aggregate market value of the common stock held by nonaffiliates was approximately $51.895 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy materials for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business
General
HCA Healthcare, Inc. is one of the leading health care services companies in the United States. At December 31, 2021, we operated 182 hospitals, comprised of 175 general, acute care hospitals; five psychiatric hospitals; and two rehabilitation hospitals. In addition, we operated 125 freestanding surgery centers and 21 freestanding endoscopy centers. Our facilities are located in 20 states and England.
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
Our common stock is traded on the New York Stock Exchange (symbol “HCA”). Through our predecessors, we commenced operations in 1968. HCA Healthcare, Inc. was incorporated in Delaware in October 2010. Our principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and our telephone number is
(615) 344-9551.
Available Information
We file certain reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K.
The SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information we file. Our website address is www.hcahealthcare.com. Please note that our website address is provided throughout this report as an inactive textual reference only. We make available free of charge, through our website, our annual report on Form
10-K,
quarterly reports on Form
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
Our Code of Conduct is available free of charge upon request to our Investor Relations Department, HCA Healthcare, Inc., One Park Plaza, Nashville, Tennessee 37203, and is also available on the Ethics and Compliance and Corporate Governance portion of our website at www.hcahealthcare.com.

Business Strategy
We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business and creating long-term value for our stockholders. We strive to be the provider system of choice in the communities we serve and to support our operations with unique enterprise capabilities and best-in-class
economies of scale. To achieve these objectives, we align our efforts around the following growth agenda:

•	grow our presence in existing markets;

•	achieve industry-leading performance in clinical, operational and satisfaction measures;

•	recruit and employ physicians to meet the need for high quality health services;

•	continue to leverage our scale and market positions to grow the Company; and

•	pursue a disciplined development strategy.
Health Care Facilities
We currently own, manage or operate hospitals, freestanding surgery centers, freestanding emergency care facilities, urgent care facilities, walk-in
clinics, diagnostic and imaging centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers, physician practices, home health, hospice, outpatient physical therapy home and community-based services providers, and various other facilities.
At December 31, 2021, we owned and operated 175 general, acute care hospitals with 48,030 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.
At December 31, 2021, we operated five psychiatric hospitals with 593 licensed beds. Our psychiatric hospitals provide therapeutic programs, including child, adolescent and adult psychiatric care and adolescent and adult alcohol and drug abuse treatment and counseling.
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
COVID-19
pandemic.

During the second quarter of 2021, our patient volumes improved as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased. For the remainder of 2021, our patient volumes exhibited consistent growth over the prior year, with the exception of inpatient surgeries, and included a resurgence of
COVID-19
admissions and the
re-imposition
of pandemic-related restrictions in certain markets. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.
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
COVID-19
pandemic and other potential pandemics:

•
The
COVID-19
pandemic is significantly affecting our operations and could affect our business and financial condition. Our liquidity could also be negatively impacted by the
COVID-19
pandemic, particularly if the U.S. economy remains unstable for a significant amount of time.

•
We are unable to predict the ultimate impact of the CARES Act (as defined below) and other existing or future stimulus and relief legislation, if any, or the effect that such legislation and other governmental responses intended to assist providers in responding to
COVID-19
may have on our business, financial condition, results of operations or cash flows. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive, that we will be able to comply with the applicable terms and conditions to retain such assistance, or that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for health care providers.

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

•	Our debt agreements contain restrictions that limit our flexibility in operating our business.

•	Discontinuation, reform or replacement of LIBOR may adversely affect our borrowing costs.
Risks related to human capital:

•	Our operations may be adversely affected by competition for staffing, the shortage of experienced nurses and other health care professionals, vaccine mandates and labor union activity.

•	We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.

•	Our performance depends on our ability to recruit and retain quality physicians.

Risks related to technology, data privacy and cybersecurity:

•
A cybersecurity incident could result in the compromise of our facilities, confidential data or critical data systems. A cybersecurity incident could also give rise to potential harm to patients; remediation and other expenses; and exposure to liability under HIPAA (as defined below), consumer protection laws, common law theories or other laws. Such incidents could subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

•	Our operations could be impaired by a failure of our information systems.

•	Health care technology initiatives, particularly those related to patient data and interoperability, may adversely affect our operations.

•	We may not be reimbursed for the cost of expensive, new technology.
Risks related to governmental regulation and other legal matters:

•
Our results of operations may be adversely affected by health care reform efforts, including efforts to significantly change the Affordable Care Act (as defined below). We are unable to predict what, if any, and when additional health reform measures will be adopted or implemented, and the effects and ultimate impact of any such measures are uncertain.

•	Changes in government health care programs may adversely affect our revenues.

•	If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

•	State efforts to regulate the construction or expansion of health care facilities could impair our ability to operate and expand our operations.

•	We may incur additional tax liabilities.

•	We have been and could become the subject of government investigations, claims and litigation.

•	We may be subject to liabilities from claims brought against our facilities, which are costly to defend and may require us to pay significant damages if not covered by insurance.
Risks related to operations, strategy, demand and competition:

•	Our hospitals face competition for patients from other hospitals and health care providers.

•	A deterioration in the collectability of uninsured and patient due accounts could adversely affect our results of operations.

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

•	Our facilities are heavily concentrated in Florida and Texas, which makes us sensitive to regulatory, economic, public health, environmental and competitive conditions and changes in those states.

•	Our business and operations are subject to risks related to climate change.

•	The industry trend toward value-based purchasing may negatively impact our revenues.

Risks related to macroeconomic conditions:

•	Our overall business results may suffer during periods of general economic weakness.

•	We are exposed to market risk related to changes in the market values of securities and interest rates.
Risks related to ownership of our common stock:

•	There can be no assurance that we will continue to pay dividends.

•	Certain of our investors may continue to have influence over us.
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
We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through the American Health Benefit Exchanges (“Exchanges”)), private insurers and directly from patients. Our revenues by primary third-party payer classification and other (including uninsured patients) for the years ended December 31, 2021, 2020 and 2019 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2021	Ratio	2020	Ratio	2019	Ratio
Medicare	$10,447	17.8%	$10,420	20.2%	$10,798	21.0%
Managed Medicare	8,424	14.3	6,997	13.6	6,452	12.6
Medicaid	2,290	3.9	1,965	3.8	1,572	3.1
Managed Medicaid	3,124	5.3	2,621	5.1	2,450	4.8
Managed care and other insurers	30,295	51.6	26,535	51.5	26,544	51.6
International (managed care and other insurers)	1,336	2.3	1,120	2.2	1,162	2.3
Other	2,836	4.8	1,875	3.6	2,358	4.6

Revenues	$58,752	100.0%	$51,533	100.0%	$51,336	100.0%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage
renal disease and persons with Lou Gehrig’s Disease. Medicaid is a federal-state program, administered by the states, that provides hospital and medical benefits to qualifying low-income
individuals. All of our general, acute care hospitals located in the United States are eligible to participate in Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.
Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private health insurers, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans, including health plans offered through the Exchanges. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” For services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, patients are generally responsible for any exclusions, deductibles or coinsurance features of their coverage. The amounts of such exclusions, deductibles and coinsurance continue to increase. Collection of amounts due from individuals is typically more difficult than from government health care programs or other third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or for financial relief under our charity care policy. We may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
Medicare
In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. In 2013, the Centers for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare payments. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related legislation temporarily suspended these reductions through March 31, 2022 and reduced the sequestration adjustment from 2% to 1% from April 1 through June 30, 2022. The full 2% reduction will resume on July 1, 2022. The BCA sequestration has been extended through 2030, with the reductions for 2030 set to increase to 2.25% for the first six months and to 3% for the second six months. In addition, the American Rescue Plan Act of 2021 (“ARPA”) increased the federal budget deficit in a manner that triggers an additional sequestration mandated under the Pay As You Go Act of 2010 (“PAYGO Act”). As a result, a further payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023.
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
For federal fiscal year 2021, CMS increased the
MS-DRG
rate by approximately 2.9%. This increase reflected a market basket update of 2.4%, increased by a positive 0.5 percentage point adjustment in accordance with the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). For federal fiscal year 2022, CMS increased the
MS-DRG
rate by approximately 2.5%. This increase reflects a market basket update of 2.7%, adjusted by a negative 0.7 percentage point productivity adjustment and a positive 0.5 percentage point adjustment required by MACRA. Additional adjustments may apply, depending on patient-specific or hospital-specific factors. For example, the two midnight rule limits payments to hospitals when services to Medicare beneficiaries are payable as inpatient services. In addition, under the post-acute care transfer policy, Medicare reimbursement rates may be reduced when an inpatient hospital discharges a patient in a specified
MS-DRG
to certain post-acute care settings.
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
Under the Hospital Readmission Reduction Program (“HRRP”), payments to hospitals may also be reduced based on readmission rates. Each federal fiscal year, inpatient payments are reduced if a hospital experiences “excess” readmissions within the
30-day
time period from the date of discharge for conditions designated by CMS. For federal fiscal year 2017 and subsequent years, CMS has designated six conditions or procedures, including heart attack, pneumonia and total hip arthroplasty. Hospitals with what CMS defines as excess readmissions for these conditions or procedures receive reduced payments for all inpatient discharges, not just discharges relating to the conditions or procedures subject to the excess readmission standard. The amount by which payments are reduced is determined by assessing a hospital’s performance relative to hospitals with similar proportions of dual eligible patients, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments. Each hospital’s performance is publicly reported by CMS.
In addition, under the Hospital Value-Based Purchasing (“HVBP”) Program, CMS reduces the inpatient PPS payment amount for all discharges by 2.0%. The total amount collected from these reductions is pooled, and the entire amount collected is redistributed as incentive payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: clinical outcomes; efficiency and cost reduction; safety; and person and community engagement.
For the duration of the national public health emergency (“PHE”) declared as a result of the
COVID-19
pandemic, which is ongoing, CMS has implemented a measure suppression policy across various hospital quality measurement and value-based purchasing programs. The policy is intended to ensure that these programs neither reward nor penalize hospitals based on circumstances caused by the PHE that the measures were not designed to accommodate. For example, CMS is modifying certain readmissions measures within the HRRP to exclude
COVID-19
diagnosed patients. Under the HVBP Program in federal fiscal year 2022, as a result of the measure suppression policy, hospitals will receive a net neutral payment adjustment for each discharge that is equal to the 2% withheld under the program. In addition, facilities that experience extraordinary circumstances beyond their control that prevent satisfaction of program reporting requirements may request an exception from CMS.

Outpatient
CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. Each calendar year, the annual market basket update is further reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For calendar year 2021, CMS increased APC payment rates by an estimated 2.4%. This increase reflected a market basket increase of 2.4%. For calendar year 2022, CMS increased payment rates under the outpatient PPS by an estimated 2.0%. This increase reflects a market basket increase of 2.7% with a negative 0.7 percentage point productivity adjustment. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2.0 percentage point reduction in the annual payment update under the outpatient PPS.
Certain items and services furnished by
off-campus
provider-based departments, subject to certain exceptions, are not covered as outpatient department services under the outpatient PPS, but are reimbursed under the Medicare Physician Fee Schedule (“Physician Fee Schedule”), subject to adjustments as specified by CMS. In calendar year 2019, CMS began a two-year
phase-in
of an expanded site-neutral policy under which clinic visit services provided at all off-campus
provider-based departments are reimbursed at the Physician Fee Schedule rate, which is generally lower than the PPS rate. Previously, this rate did not apply to “excepted” provider-based departments. In September 2019, a federal judge invalidated the expansion of the site-neutral payment policy for 2019. CMS appealed this decision and won, but had begun reprocessing the 2019 claims paid at the lower rates. As a result of its successful appeal, CMS has begun to reprocess the 2019 claims provided at excepted provider-based departments so that they are paid at the same rate as non-excepted
provider-based departments for those services under the Physician Fee Schedule. For calendar year 2020, CMS issued a final rule implementing year two of the policy phase-in.
For calendar year 2021 and beyond, CMS is continuing the expanded site-neutral payment policy.
The 340B program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates as are applied to non-340B-discounted
drugs. In a final rule effective January 1, 2018, the U.S. Department of Health and Human Services (“HHS”) reduced the Medicare payments under the outpatient PPS for most drugs obtained at the 340B-discounted rates. This payment policy has been heavily litigated. In 2020, HHS prevailed at the circuit court level, with the court upholding its authority to implement this policy. However, in 2021, the group of hospitals challenging the policy appealed to the U.S. Supreme Court. Depending upon the decision and any prescribed remedy, this case could result in a decrease to the Company’s outpatient Medicare reimbursement. For calendar year 2022, HHS will continue to pay the reduced rates that took effect beginning in 2018.
Rehabilitation
CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups that reflect the relative resource intensity typically associated with the patient’s clinical condition. The case mix groups are based upon impairment, age, functional motor and cognitive scores, and comorbidities (additional diseases or disorders from which the patient suffers). IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group that is adjusted for facility-specific factors, such as area wage levels, proportion of low-income
patients, and location in a rural area. Each federal fiscal year, the IRF rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For federal fiscal year 2021, CMS increased IRF payment rates by an estimated 2.4%. For federal fiscal year 2022, CMS increased IRF payment rates by an estimated 1.9%, reflecting an IRF market basket update of 2.6% with a negative

0.7 percentage point productivity adjustment. In addition, CMS requires IRFs to report quality measures to avoid receiving a reduction of 2.0 percentage points to the market basket update. CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by IRFs.
In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent
12-month
CMS-defined
review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission
screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2021, we had two rehabilitation hospitals and 63 hospital rehabilitation units.
Psychiatric
Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis. The inpatient psychiatric facility (“IPF”) PPS is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. Each federal fiscal year, IPF payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For federal fiscal year 2021, CMS increased IPF payment rates by an estimated 2.2%. For federal fiscal year 2022, CMS increased IPF payment rates by an estimated 2.0%, which reflects a 2.7% IPF market basket increase with a negative 0.7 percentage point productivity adjustment. Together with other policy changes, total payments to IPFs are anticipated to increase by 2.1% in federal fiscal year 2022. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2.0 percentage point reduction to the market basket update. As of December 31, 2021, we had five psychiatric hospitals and 44 hospital psychiatric units.
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
Historically, CMS updated reimbursement rates for ASCs based on changes to the consumer price index. However, for calendar years through 2023, CMS updates to ASC reimbursement rates will be based on the hospital market basket index, partly to promote site-neutrality between hospitals and ASCs. For each federal fiscal year, the ASC payment system update is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For calendar year 2021, CMS increased ASC payment rates by 2.4%, which reflected a market basket increase of 2.4%. For calendar year 2022, CMS increased ASC payment rates by 2.0%, which reflects a market basket increase of 2.7% and a negative 0.7 percentage point productivity adjustment. In addition, CMS has established a quality reporting program for

ASCs under which ASCs that fail to report on specified quality measures receive a 2.0 percentage point reduction to the market basket update.
Home Health
CMS reimburses home health agencies under the Home Health PPS. Home health agencies are paid a national, standardized
30-day
period payment rate if a period of care meets a certain threshold of home health visits (periods of care that do not meet the visit threshold are paid a per-visit
payment rate for the discipline providing care). The daily home health payment rate is adjusted for case-mix
and area wage levels. An outlier adjustment may be paid for periods of care where costs exceed a specific threshold amount. Each calendar year, home health payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS
10-year
moving average of changes in specified economy-wide productivity. For calendar year 2022, CMS increased home health payment rates by an estimated 3.2%, which reflects a 3.1% market basket increase reduced by a negative 0.5 percentage point productivity adjustment, among other changes. Home health agencies that do not submit required quality data are subject to a 2.0 percentage point reduction to the market basket update. In addition, beginning January 1, 2022, home health agencies are required to submit a one-time
Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within 5 calendar days from the start of care will result in a reduction to the
30-day
period payment amount for each day from the start of care date until the date the NOA is submitted.
Effective January 1, 2022, CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP”) Model. Under the model, home health agencies will receive increases or reductions to their Medicare fee-for-service
payments of up to 5%, based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 is the first performance year under the expanded HHVBP Model, which will affect payments in calendar year 2025.
Payment of claims for home health services may be impacted by the Review Choice Demonstration, a program intended to identify and prevent home health services fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The program applies only to home health agencies in certain states, including North Carolina, Florida and Texas. Providers in these states may initially select from the following claims review and approval processes:
pre-claim
review, post-payment review or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high levels of compliance are eligible for additional, less burdensome options.
The Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”) requires HHS, in conjunction with the Medicare Payment Advisory Commission, to propose a unified post-acute care payment model by 2023. A unified post-acute care payment system would pay post-acute care providers, including home health agencies, under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment.
Hospice
Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (palliative care) instead of standard coverage of treatment for the terminal illness and related conditions. Hospice services are paid under the Hospice PPS, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. The daily rate depends on the level of care provided to a patient (routine home care, continuous home care, inpatient respite care, or general inpatient care). Daily rates are adjusted for factors such as area wage levels. Each federal fiscal year, hospice payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS
10-year
moving average of

changes in specified economy-wide productivity. For federal fiscal year 2022, CMS increased hospice payment rates by 2.0%, which reflects a 2.7% market basket update and a negative 0.7 percentage point productivity adjustment. Hospices that fail to satisfy quality reporting requirements receive a 2 percentage point reduction to the market basket update. Beginning in 2024, the payment reduction for failure to report quality data will increase to 4 percentage points.
Overall payments made by Medicare to each hospice are subject to an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. The aggregate cap is updated annually. In federal fiscal year 2022, the aggregate cap is $31,297.61. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare for the excess amount.
Physician Services
Physician services are reimbursed under the Physician Fee Schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services, relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the Physician Fee Schedule may not differ by more than $20 million from what payments would have been if adjustments were not made. CMS annually reviews resource inputs for select services as part of the potentially misvalued code initiative. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For calendar year 2022, CMS reduced the conversion factor by approximately 3.71%. However, Congress approved a 3.0% payment increase for calendar year 2022, which will partially offset this reduction.
Medicare payments are adjusted based on participation in the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“Advanced APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment through 2024 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Currently, providers electing this option may receive payment incentives or be subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs. Performance data collected in 2022 will result in payment adjustments of up to 9% in 2024. CMS makes available an exception that permits clinicians to request reweighting of any or all performance categories if they encounter an extreme and uncontrollable circumstance or public health emergency, such as
COVID-19,
that is outside of their control. For performance year 2022, providers will generally be required to submit an application in order to request an exception.
Other
CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, nonimplantable orthotics and prosthetics and services provided by independent diagnostic testing facilities.

Under PPS, the payment rates are adjusted for area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix. The redistributive impact of wage index changes is not anticipated to have a material financial impact for 2022.
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
CMS contracts with third parties to promote the integrity of the Medicare program through reviews of quality concerns and detections, and corrections of improper payments. Quality Improvement Organizations (“QIOs”), for example, are groups of physicians and other health care quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary, and that are provided in the most appropriate setting. Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service
Medicare program. The compensation for RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis and expanded the RAC program to the Managed Medicare program and Medicare Part D. CMS has transitioned some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform audits, investigations and other integrity activities.
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
Managed Medicare
Under the Managed Medicare program (also known as Medicare Part C, or Medicare Advantage), the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service
plans. In

addition to covering Part A and Part B benefits, the health insurers may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. CMS makes fee payment adjustments based on service benchmarks and quality ratings and publishes star ratings to assist beneficiaries with plan selection. According to CMS, over 40% of all Medicare enrollees participate in managed Medicare plans.
Medicaid
Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. As a result of the
COVID-19
pandemic, Medicaid enrollment has increased, and the federal government has made available enhanced federal Medicaid funding.
Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. A number of states, including Texas and Florida, have opted out of the Medicaid expansion. For these states, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state.
Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, many states have adopted or may consider adopting various strategies to reduce their Medicaid expenditures. Outside of the government response to the
COVID-19
pandemic, budgetary pressures have, in recent years, resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Certain states in which we operate have adopted broad-based provider taxes to fund the non-federal
share of Medicaid programs or fund indigent care within the state. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Some states use, or have applied to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. The prior presidential administration increased state flexibility in the administration of Medicaid programs, including by allowing states to condition enrollment on work or other community engagement. However, in January 2021, President Biden issued an executive order directing agencies to re-examine
measures that reduce health insurance coverage or undermine Medicaid programs, including work requirements, and throughout 2021 CMS rescinded approvals of waivers involving certain eligibility and enrollment restrictions, including those allowing for work and community engagement requirements.
The Texas Healthcare Transformation and Quality Improvement Program (“Texas Waiver Program”) is operated under a waiver granted by CMS under Section 1115 of the Social Security Act. The program provides funding for uncompensated care and supports several delivery system reform initiatives. However, there is currently uncertainty regarding the duration of the Texas Waiver Program. Although the previous presidential administration approved a
10-year
extension of the program, through September 2030, CMS rescinded this extension in April 2021. Without the extension, the waiver would expire September 30, 2022. The Texas Attorney General filed a lawsuit challenging the rescission, and, in August 2021, a federal district judge granted a preliminary injunction temporarily reinstating the extension. While the lawsuit is pending, the Texas Health and Human Services Commission (“Texas HHSC”) has re-submitted its application to extend the Texas Waiver Program. Additionally, the Texas HHSC’s proposed directed payment program has not yet been renewed for the current program year that began September 1, 2021. Our supplemental Medicaid revenues from the directed payment program have been, and will continue to be, negatively impacted until the Texas HHSC and CMS finalize certain components of the program.

Federal funds under the Medicaid program may not be used to reimburse providers for treatment of certain provider-preventable conditions. Each state Medicaid program must deny payments to providers for the treatment of health care-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.
Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program through the Medicaid Integrity Program. CMS employs UPICs to perform post-payment audits of Medicaid claims, identify overpayments, and perform other program integrity activities. The UPICs collaborate with states and coordinate provider investigations across the Medicare and Medicaid programs. In addition, state Medicaid agencies are required to establish Medicaid RAC programs. These programs vary by state in design and operation.
Managed Medicaid
Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one or more of the designated entities, usually a managed care organization. The provisions of these programs are state-specific. Many states direct managed care plans to pass through supplemental payments to designated providers, independent of services rendered, to ensure consistent funding of providers that serve large numbers of low-income
patients. In an effort to more closely tie funds to delivery and outcomes, CMS is limiting these “pass-through payments” to managed Medicaid plans and will generally prohibit such payments by 2027. However, CMS permits new pass-throughs of supplemental provider payments for up to a three-year period when states are transitioning Medicaid populations or services from a fee-for-service
system to a managed care system.
Accountable Care Organizations and Bundled Payment Initiatives
An Accountable Care Organization (“ACO”) is a network of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program.
The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs, while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment Care Improvement Advanced (“BPCI Advanced”) program, which is voluntary and expected to run through December 2023. Participation in bundled payment programs is generally voluntary, but CMS currently requires providers in selected geographic areas to participate in a mandatory bundled program for specified orthopedic procedures and a model for end-stage
renal disease treatment. In addition, CMS will require certain hospitals to participate in a radiation oncology model beginning as early as January 1, 2023.
In October 2021, CMS published an outline of the CMS Innovation Center’s strategy for the next decade, noting the need to accelerate the movement to value-based care and drive broader system transformation. By

2030, the CMS Innovation Center aims to have all
fee-for-service
Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care. CMS also indicated it will streamline its payment model portfolio and consider how to ensure broad provider participation, including by implementing more mandatory models. Moreover, several private third-party payers are increasingly employing alternative payment models, which may increasingly shift financial risk to providers.
Disproportionate Share Hospital and Medicaid Supplemental Payments
In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income
patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate Share Hospital (“DSH”) payment adjustments are determined annually based on certain statistical information required by HHS and are paid as a percentage addition to
MS-DRG
payments. CMS also distributes a payment to each DSH hospital that is allocated according to the hospital’s proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals. Pending litigation challenging the methodology for calculating DSH payment adjustments may affect how CMS calculates these payments and may increase or decrease our payments in the future.
Some states make additional payments to providers through the Medicaid program for certain specific claims. These supplemental payments may be in the form of Medicaid DSH payments, which help to offset hospital uncompensated care costs, or upper payment limit supplemental payments, which are intended to address the difference between Medicaid fee-for-service
payments and Medicare reimbursement rates. CMS is considering changes to both types of payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Affordable Care Act and subsequent legislation provide for reductions to the Medicaid DSH hospital program, but Congress has delayed the implementation of these reductions through 2023 (to begin in federal fiscal year 2024). Under current law, Medicaid DSH payments will be reduced by $8 billion in each of federal fiscal years 2024 through 2027.
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
Managed Care and Other Discounted Plans
Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private health insurers. Admissions reimbursed by commercial managed care and other insurers were 31%, 29% and 28% of our total admissions for the years ended December 31, 2021, 2020 and 2019, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received contracted annual average increases of approximately 4% from managed care payers during 2021, there can be no assurance that we will continue to receive increases in the future. Price transparency initiatives may impact our ability to obtain or maintain favorable contract terms. Effective January 1, 2022, the No Surprises Act (enacted as part of the Consolidated Appropriations Act, 2021 (“CAA”)) requires providers to send to a patient’s health plan a good faith estimate of the expected charges for furnishing scheduled items or services, including billing and diagnostic codes, prior to the scheduled date of the items or services. The estimate must cover any item or service that is reasonably expected to be provided in conjunction with the primary items or services, including those that may be delivered by another provider. However, HHS is deferring enforcement of certain requirements of the No Surprises Act related to the good faith estimates for scheduled items or services for insured patients. In addition, among other consumer protections, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network
cost sharing amount for emergency services rendered by
out-of-network
providers and non-emergency services rendered by
out-of-network
providers at certain
in-network
facilities, including hospitals. HHS has established a dispute resolution process for out-of-network
providers and health plans to resolve payment disagreements when surprise billing protections apply. It is not clear what impact, if any, these or future health reform efforts at the federal and state levels, consolidation within the third-party payer industry and vertical integration among third-party payers and health care providers will have on our ability to negotiate reimbursement rates.
Uninsured and
Self-Pay
Patients
Self-pay
revenues are derived from providing health care services to patients without health insurance coverage and from the patient responsibility portion of payments for our health care services that are not covered by an individual’s health plan. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government health care programs or private third-party payers. Any increases in uninsured individuals, changes to the payer mix or greater adoption of health plan structures that result in higher patient responsibility amounts could increase amounts due from individuals. Effective January 1, 2022, the No Surprises Act requires providers to provide uninsured and self-pay
patients a good faith estimate of the expected charges for furnishing scheduled items or services, including billing and diagnostic codes, prior to the scheduled date of the items or services. The estimate must cover any item or service that is reasonably expected to be provided in conjunction with the scheduled item or service or that is reasonably expected to be delivered by another provider. If the actual charges are substantially higher than the estimate, the patient can invoke a dispute resolution process to challenge the higher amount.
A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2021, approximately 85% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. In addition, health insurers are required to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place.
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

	2021	2020	2019
Number of hospitals at end of period	182	185	184
Number of freestanding outpatient surgery centers at end of period(a)	125	121	123
Number of licensed beds at end of period(b)	48,803	49,265	49,035
Weighted average beds in service(c)	42,148	42,246	41,510
Admissions(d)	2,089,975	2,009,909	2,108,927
Equivalent admissions(e)	3,536,238	3,312,330	3,646,335
Average length of stay (days)(f)	5.2	5.1	4.9
Average daily census(g)	29,752	27,734	28,134
Occupancy rate(h)	71%	66%	68%
Emergency room visits(i)	8,475,345	7,450,307	9,161,129
Outpatient surgeries(j)	1,008,236	882,483	1,009,947
Inpatient surgeries(k)	522,069	522,385	566,635
Days revenues in accounts receivable(l)	49	45	50
Outpatient revenues as a % of patient revenues(m)	37%	35%	39%

(a)	Excludes freestanding endoscopy centers (21 at December 31, 2021 and 2020, and 20 at December 31, 2019).
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Represents the average number of beds in service, weighted based on periods owned.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
Trends toward clinical and pricing transparency may impact our competitive position in ways that are difficult to predict. For example, hospitals are currently required to publish online a list of their standard charges for all items and services, including discounted cash prices and payer-specific and de-identified
negotiated charges, in a publicly accessible online file. Hospitals are also required to publish a consumer-friendly list of standard charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services or, alternatively, maintain an online price estimator tool. CMS may impose civil monetary penalties for noncompliance with these price transparency requirements. Effective January 1, 2022, the No Surprises Act imposes additional price transparency requirements, including the requirement that providers send patients and health plans a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the item or service. HHS is deferring enforcement of certain requirements of the No Surprises Act regarding providing good faith estimates for scheduled items or services for insured individuals.
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
Two of the most significant factors that impact the competitive position of a hospital are the number and quality of physicians affiliated with or employed by the hospital. Although physicians may at any time terminate their relationship with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, technology, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, technology, equipment, employees and services for physicians and patients. Our hospitals face competition from competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models.
Another major factor in the competitive position of our hospitals is our ability to negotiate service contracts with group purchasers of health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. Similarly, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group purchasers of health care services on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our contracts with third-party payers and enter into new contracts on favorable terms. Other health care providers may impact our ability to enter into contracts with third-party payers or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Price transparency initiatives and increasing vertical integration efforts involving third-party payers and health care providers, among other factors, may increase these challenges. Moreover, the trend toward consolidation among private third-party payers tends to increase payer bargaining power over fee structures. In addition, health reform efforts may lead to private third-party payers increasingly demanding reduced fees or being unwilling to negotiate reimbursement increases. Health plans increasingly utilize narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier. The importance of obtaining contracts with group purchasers of health care services varies from community to community, depending on the market strength of such organizations.
State certificate of need (“CON”) laws, which place limitations on a health care facility’s ability to expand services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. Before issuing a CON or other approval, these states consider the need for additional, changes in, or expanded health care facilities or services. Removal of these requirements could reduce barriers to entry and increase competition in our service areas. In those states that do not require state approval or that set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. Other federal and state laws and regulations may also adversely impact our ability to expand, such as a regulation commonly known as the “36 Month Rule,” which restricts the assumption of Medicare billing privileges for certain home health agencies. In addition, changes in licensure or other laws or regulations and recognition of new provider types or payment models could impact our competitive position. See Item 1, “Business — Regulation and Other Factors.”
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
Regulation and Other Factors
Licensure, Certification and Accreditation
Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting, building codes and environmental protection. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe our health care facilities are properly licensed under applicable state laws. Each of our acute care hospitals located in the United States is eligible to participate in Medicare and Medicaid programs and is accredited by The Joint Commission, with the exception of one hospital which is accredited by DNV. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs. From time to time, we may acquire a facility that is not accredited but for which we will seek accreditation. If any facility were to lose accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from private third-party payers.
The Controlled Substances Act and Drug Enforcement Administration (“DEA”) regulations require every person who dispenses controlled substances to be registered with the DEA at each principal place of business or professional practice where the person dispenses controlled substances, subject to limited exceptions. Each hospital or clinic must hold a DEA registration at each location and may be subject to similar state registration requirements. In addition, we are subject to a variety of federal and state statutes and regulations that govern operational issues related to pharmaceuticals and controlled substances, such as those related to packaging, storing, and dispensing of pharmaceutical drugs, inventory control and recordkeeping requirements for controlled substances, and other standards intended to prevent diversion of controlled substances. The DEA, the Department of Justice (“DOJ”), HHS, and state boards of pharmacy have broad enforcement powers, may conduct audits and investigations and can impose substantial fines and other penalties, including revocation of registration.
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
Anti-kickback Statute
A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, knowledge of the law or the intent to violate the law is not required. Violations of the
Anti-kickback
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
In addition, the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) establishes criminal penalties for paying, receiving, soliciting or offering any remuneration in return for referring a patient to a laboratory, clinical treatment facility or recovery home, or in exchange for an individual using the services of one of these entities. The EKRA prohibitions apply to services covered by government health care programs and by private health plans. There is limited guidance with respect to the application of EKRA.
State Fraud and Abuse Laws
Many states in which we operate also have laws intended to prevent fraud and abuse within the health care industry. Some of these laws are similar to the Anti-kickback Statute, prohibiting payments to physicians for patient referrals, and to the Stark Law, prohibiting certain self-referrals. These state laws often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of licensure.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. The California Consumer Privacy Act of 2018 (the “CCPA”), which was significantly amended by the California Privacy Rights Act (“CPRA”) effective January 1, 2022, affords consumers expanded privacy protections. Additionally, Virginia and Colorado passed comprehensive privacy legislation in 2021, and several privacy bills have been proposed both at the federal and state level that may result in additional legal requirements that impact our business. The potential effects of these laws are far-reaching and
may require us to modify our data processing practices and policies and to incur substantial costs and expenses in order to comply. For example, residents in states with comprehensive privacy laws have expanded rights to access and require deletion and portability of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for data breaches.
Many foreign data privacy regulations (including the UK Data Protection Legislation) are more stringent than those in the United States. In the case of non-compliance
with these regulations, regulators may impose administrative fines which are based on a multi-factored approach.
Health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, beginning April 5, 2021, health care providers and certain other entities are subject to information blocking restrictions pursuant to the 21 st
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
The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital that has been notified of a patient’s pending arrival in a non-hospital
owned ambulance. In recent years, the government has undertaken enforcement actions in which it has broadly interpreted a hospital’s obligations with respect to screening and stabilizing patients who present with a psychiatric emergency. EMTALA does not generally apply to individuals admitted for inpatient services. The government has expressed its intent to investigate and enforce EMTALA violations actively.
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
Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. Through the national Health Care Fraud and Abuse Control

Program, the OIG and the DOJ coordinate federal, state and local law enforcement activities with respect to health care fraud against both public and private health plans. The OIG and DOJ have, from time to time, established national enforcement initiatives that target all hospital providers, focusing on specific billing practices or other suspected areas of abuse. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.
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
Health Care Reform
The health care industry is subject to changing political, regulatory, and other influences, along with various scientific and technological initiatives and innovations. In recent years, Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Affordable Care Act. The Affordable Care Act affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. The Affordable Care Act increased health insurance coverage through a combination of private sector health insurance requirements, public program expansion and other reforms. For example, expansion in public program coverage has been driven primarily by expanding the categories of individuals eligible for Medicaid coverage and permitting individuals with relatively higher incomes to qualify. However, a number of states, including Texas and Florida, have opted out of the Medicaid expansion provisions, which they may do without losing federal funding.
The Affordable Care Act has been subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was eliminated. This change resulted in legal challenges to the constitutionality of the individual mandate and the validity of the Affordable Care Act as a whole. However, in June 2021, the U.S. Supreme Court determined that the plaintiffs lacked standing, allowing the law to remain in place.
The current presidential administration has indicated that it generally intends to protect and strengthen the Affordable Care Act and Medicaid programs. For example, in January 2021, President Biden issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health insurance coverage. In a final rule published in September 2021, HHS extended the annual open enrollment period for coverage through federal marketplaces and granted state exchanges flexibility to lengthen their open enrollment periods.
The Affordable Care Act has had a net positive effect on the Company to date, before considering the impact of Medicare reductions that began in 2010, and it is expected that the law, as presently implemented, will continue to have a positive contribution to the Company’s results of operations. However, there is uncertainty regarding the ongoing net effect of the Affordable Care Act due to the potential for continued changes to the law’s implementation and its interpretation by government agencies and courts, among other factors. There is also uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government-sponsored coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”). Some states have implemented or are considering measures such as individual health insurance mandates and public health insurance options. Other initiatives and proposals, including those aimed at price transparency and out-of-network
charges, may impact prices and the relationships between health care providers, insurers and patients. For example, the No Surprises Act requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service. HHS is deferring enforcement of this requirement until it issues additional regulations. These issues are further discussed in Item 1A, “Risk Factors.”
General Economic and Demographic Factors
The health care industry is impacted by changes in or uncertainty regarding the overall U.S. economy. The
COVID-19
pandemic has adversely impacted, and may in the future adversely impact, economic conditions in the United States. In addition, budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals and other providers. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the U.S. population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and increased difficulties in collecting patient receivables for copayment and deductible amounts.
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
Antitrust Laws
The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging,
concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the DOJ, including with respect to hospital and physician practice acquisitions. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations and growth strategy.
Environmental Matters
We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. We do not believe that we will be required to expend any material amounts in order to comply with these laws and regulations as presently in effect. Regulations limiting greenhouse gas emissions and energy inputs may increase in coming years, which may increase our costs associated with compliance, disrupt and adversely affect our operations and could materially adversely affect our financial performance.
Our environmental strategy is designed to complement our mission of the care and improvement of human life, which extends to the environment. This strategy is centered on incorporating the following four pillars into our operations:

•	Managing energy and water responsibly,

•	Enhancing our climate resilience,

•	Sourcing and consuming efficiently, and

•	Greening our capital programs.
We are baselining our scope 1 and scope 2 greenhouse gas emissions and have engaged specialists to assist in identifying best practices and developing plans to reduce emissions while maximizing operational efficiencies. These efforts are led by task forces that examine operations in four key areas: construction and major renovation, energy and water, waste stream and environmentally preferable purchasing.
While we currently believe that compliance with existing environmental laws and regulations does not have a material impact on our operations, changes in consumer preferences and additional legislation or regulatory requirements, including those associated with the transition to a low-carbon economy, may increase costs associated with compliance, the operation of our facilities and supplies.
Insurance
As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our insurance subsidiary for losses up to $75 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.
We purchase, from unrelated insurance companies, coverage for cyber security incidents, directors and officers liability and property loss in amounts we believe are adequate and subject to terms of coverage we believe to be reasonable.
Human Capital Resources
Our workforce is comprised of approximately 284,000 employees (as of December 31, 2021), including approximately 80,000 part-time employees (references herein to “employees” refer to employees of our affiliates). Our Board of Directors and its committees oversee human capital matters through regular reporting from management and advisors.
Diversity, Equity and Inclusion
We are committed to fostering a culture of inclusion that embraces and supports our patients, colleagues, partners, physicians and communities. Our workforce is comprised of approximately 78% women and 42% people of color. Our policies prohibit discrimination on the basis of age, gender, disability, race, color, ancestry, citizenship, religion, pregnancy, sexual orientation, gender identity or expression, national origin, medical condition, marital status, veteran status, payment source or ability, or any other basis prohibited by federal, state or local law.

We are dedicated to being an employer of choice. We seek to recruit diverse candidates at all stages of their careers and through a variety of venues and programs. In the beginning of 2020, we launched a data-driven diversity, equity and inclusion (“DEI”) strategy based on internal and external research to support the advancement of people of color and women into leadership roles. We also partner with national organizations which promote diversity in leadership positions. Our Chief Diversity Officer leads a team that is responsible for advancing DEI and cultural competence initiatives across the Company. We have also established an Executive Diversity Council, sponsored by our Chief Executive Officer and comprised of executive leaders from the Company, to champion DEI across the Company and inform strategic decisions towards DEI goals and objectives. In addition to the Executive Diversity Council, we recently implemented fifteen Division Diversity, Equity and Inclusion Councils, comprised of diversity leaders and facility representatives, to support deployment of key DEI strategies and programs across the enterprise.
The Company’s Corporate Governance Guidelines reinforce its commitment to diversity by requiring the initial pool of candidates from which the Nominating and Corporate Governance Committee may recommend director nominees to include qualified female and racially/ethnically diverse candidates and the Nominating and Corporate Governance Committee to request that any third-party search firm that it engages to identify such candidates to include qualified female and racially/ethnically diverse candidates in such initial pool.
We encourage you to review the “Diversity, Equity and Inclusion” section of our website, as well as the “Part of the Solution” section of our 2021 Impact Report (available at www.hcahealthcareimpact.com) for more detailed information regarding our DEI and pay equity programs and initiatives. Nothing on our website, including our 2021 Impact Report or sections thereof, shall be deemed incorporated by reference into this annual report on Form
10-K.
Compensation and Benefits
To recruit and retain a highly qualified and diverse workforce, we design competitive compensation and benefits programs to support, recognize and reward the performance of our employees. In addition to salaries, these programs (which vary by location) include an Employee Stock Purchase Plan, a 401(k) Plan, health care and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, tuition and student loan assistance and on-site
services, such as cafeterias and fitness centers, among many others.
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
organizations.
Culture and Talent Development
HCA Healthcare’s culture is critical to our success. We seek to instill a culture across our system that includes making a positive impact on our patients, communities and each other. We seek to nurture a collaborative culture built on inclusion, compassion and respect. To assess and improve employee retention and engagement, we conduct colleague pulse surveys throughout the year and take action to address areas of concern. During 2021, we directed our efforts to improve our colleagues’ sense of belonging and leveraged the findings from our innovative pandemic survey to better respond to the needs of our communities and colleagues. We also seek to support our colleagues throughout their career journey, providing education, training, and opportunities to grow as clinicians and leaders. We also support our colleagues’ development through programs such as tuition reimbursement, clinical training and certification, loan forgiveness and award-winning programs offered through the HCA Healthcare Leadership Institute.
Health, Safety and Wellness
We provide our employees and their families with access to a variety of health and wellness programs. In response to the
COVID-19
pandemic, we implemented changes to address the interests of our patients, employees, medical staff members and contractors, as well as the communities in which we operate, such as providing PPE,
COVID-19
screening for patients and certain hospital staff, and scrub laundering. During 2021:

•	Over 33,000 quarantined caregivers unable to work received 100% of base pay through our Quarantine Pay Program;

•	Approximately 25,000 calls were placed to the HCA Nurse Care line, a free, confidential 24-hour phone counseling support program for nurses; and

•
$10.7 million in assistance was provided by the HCA Healthcare Hope Fund to HCA Healthcare colleagues, including more than $1 million provided to colleagues to help with the loss of household income, childcare costs or other unexpected financial challenges related to the
COVID-19
pandemic.

Labor Matters
We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2021, certain employees at 37 of our domestic hospitals are represented by various labor unions. During 2021, a decertification election was held that resulted in the elimination of a bargaining unit at a facility in Missouri. While no other elections are scheduled in 2022, it is possible that employees at additional hospitals may unionize in the future, or employees currently represented by labor unions may choose to reject that representation. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. However, it is possible that a material work stoppage at one or more of our hospitals may occur in the future.
Physicians are an integral part of the success of our hospitals in delivering quality care to our patients. Our hospitals are staffed by licensed physicians, including both employed physicians and physicians who are not employees of our hospitals. Some physicians provide services in our hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time.
Our facilities, like most health care facilities, have experienced rising labor costs and turnover. In some markets, nurse and medical support personnel availability and retention have become significant operating issues to health care providers, which issues have been exacerbated by the effects that the
COVID-19
pandemic has had on health care personnel. Nurse and medical support shortages could result in a number of adverse impacts to our business, including capacity and growth constraints, reduced patient satisfaction, reduced physician satisfaction, impact on services offered, and increased costs, among others. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.
We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could continue to increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If there is additional union organizing activity or a significant portion of our employee base unionizes, our costs could increase. In addition, we operate in several states that have adopted mandatory nurse-staffing ratios. If these states reduce mandatory nurse-staffing ratios or additional states in which we operate adopt mandatory nurse-staffing ratios, such changes could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.
The inability to attract and retain quality clinical and
non-clinical
personnel could impair our capacity, ability to grow and our results of operations.
Information about our Executive Officers
As of February 1, 2022, our executive officers were as follows:

Name	Age	Position(s)
Samuel N. Hazen	61	Chief Executive Officer and Director
Jennifer L. Berres	51	Senior Vice President and Chief Human Resources Officer
Phillip G. Billington	54	Senior Vice President — Internal Audit Services
Jeff E. Cohen	50	Senior Vice President — Government Relations
Michael S. Cuffe, M.D.	56	Executive Vice President and Chief Clinical Officer
Jon M. Foster	60	President — American Group
Charles J. Hall	68	President — National Group
Michael R. McAlevey	58	Senior Vice President and Chief Legal Officer
A. Bruce Moore, Jr.	61	President — Service Line and Operations Integration
Sammie S. Mosier	47	Senior Vice President and Chief Nurse Executive
P. Martin Paslick	62	Senior Vice President and Chief Information Officer
Deborah M. Reiner	60	Senior Vice President — Marketing and Communications
William B. Rutherford	58	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	65	Senior Vice President and Chief Development Officer
Kathryn A. Torres	58	Senior Vice President — Payer Contracting and Alignment
Kathleen M. Whalen	58	Senior Vice President and Chief Ethics and Compliance Officer
Christopher F. Wyatt	44	Senior Vice President and Controller
Samuel N. Hazen
has served as Chief Executive Officer since January 2019 and was appointed as a director in September 2018. From November 2016 through December 2018, Mr. Hazen served as the Company’s President and Chief Operating Officer. Prior to that, he served as Chief Operating Officer of the Company from January 2015 to November 2016 and as President — Operations of the Company from 2011 to 2015. He also served as President — Western Group from 2001 to 2011 and as Chief Financial Officer — Western Group of the Company from 1995 to 2001. Prior to that time, Mr. Hazen served in various hospital, regional and division Chief Financial Officer positions with the Company, Humana Inc. and Galen Health Care, Inc.
Jennifer L. Berres
was appointed Senior Vice President and Chief Human Resources Officer effective November 1, 2019. Ms. Berres joined HCA in 1993 and served in various capacities, including as Vice President — Human Resources from April 2013 through October 2019.
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
Michael
 S. Cuffe, M.D.
was appointed Executive Vice President and Chief Clinical Officer effective January 1, 2022. He previously served as President — Physician Services Group from October 2011 through December 2021. From October 2011 to January 2015, Dr. Cuffe also served as a Vice President of the Company. Prior to that time, Dr. Cuffe served Duke University Health System as Vice President for Ambulatory Services and Chief Medical Officer from March 2011 to October 2011 and Vice President Medical Affairs from June 2005 to March 2011. He also served Duke University School of Medicine as Vice Dean for Medical Affairs from June 2008 to March 2011, Deputy Chair of the Department of Medicine from August 2009 to August 2010 and Associate Professor of Medicine from March 2005 to October 2011. Prior that time, Dr. Cuffe served in various leadership roles with the Duke Clinical Research Institute, Duke University Medical Center and Duke University School of Medicine.
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
Charles J. Hall
was appointed President — National Group in February 2011. Prior to that, Mr. Hall served as President — Eastern Group from October 2006 to February 2011. Mr. Hall had previously served the Company as President — North Florida Division from April 2003 until October 2006, as President of the East Florida Division from January 1999 until April 2003, as a Market President in the East Florida Division from January 1998 until December 1998, as President of the South Florida Division from February 1996 until December 1997, as President of the Southwest Florida Division from October 1994 until February 1996, and in various other capacities since 1987.
Michael R. McAlevey
was appointed Senior Vice President and Chief Legal Officer in January 2022. Prior to joining HCA, Mr. McAlevey served in senior legal and executive roles at General Electric, most recently as Vice President, General Counsel and Business Development Leader for GE Healthcare since 2018. Prior to that, he served as General Counsel and Business Development Leader for GE Aviation from 2011 to 2018 and Chief Corporate, Securities and Finance Counsel for GE from 2003 to 2011. Before joining GE, Mr. McAlevey served as Deputy Director of the United States Securities and Exchange Commission’s Division of Corporation Finance from 1998 to 2002.
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
Sammie S. Mosier
was appointed Senior Vice President and Chief Nurse Executive effective December 1, 2021. Dr. Mosier joined HCA in 1992 as a medical-surgical bedside nurse at Frankfort Regional Medical Center and has held progressive leadership roles, including as Vice President and Assistant Chief Nursing Executive- Clinical Services Group from 2019 to 2021.

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
Item 1A. Risk Factors
If any of the events discussed in the following risk factors were to occur, our business, financial position, results of operations, cash flows or prospects could be materially, adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. The
COVID-19
pandemic amplifies and exacerbates many of the risks we face in our business operations, including those discussed below. Our business is subject to the following material risks and uncertainties.

Risks related to the
COVID-19
pandemic and other potential pandemics:
The COVID-19 pandemic
is significantly affecting our operations and could affect our business and financial condition. Our liquidity could also be negatively impacted by the
COVID-19
pandemic, particularly if the U.S. economy remains unstable for a significant amount of time.
HHS first declared a PHE due to the
COVID-19
pandemic in January 2020 and has since then continuously renewed this declaration. On March 11, 2020, the World Health Organization
designated COVID-19
as a global pandemic.
The COVID-19 pandemic
continues to significantly affect our employees, patients, hospitals, communities and business operations, as well as the U.S. economy and financial markets. Although certain economic conditions improved throughout 2021, the pandemic continues to evolve. For example, the spread of differing variants of
COVID-19
led to the reintroduction of certain public health controls during the second half of 2021. The full extent to which the COVID-19 pandemic
will impact our business, results of operations, financial condition and liquidity will depend on future developments that are uncertain and cannot be accurately predicted. We are unable to predict the severity or duration of the pandemic, including whether there will be additional periods of increases in the number of
COVID-19
cases in areas in which we operate, the availability, utilization and effectiveness of medical treatments and vaccines (including booster shots), the efficacy of public health controls, or the impact of any mutations of the virus. Florida and Texas, our two largest markets, have been and may in the future be “hot spots” of the
COVID-19
pandemic. We are particularly sensitive to the increase in
COVID-19
cases in Texas and Florida, where the pandemic could have a disproportionate effect on our business.
We have been working with federal, state and local health authorities to respond to COVID-19 cases
in the markets we serve and continue to take and support measures to try to limit the spread of the virus and to mitigate the burden on the health care system. For example, we are subject to
COVID-19
data reporting requirements, and some states are requiring hospitals to maintain a reserve of PPE and mandating
COVID-19
screening for new patients and certain hospital staff. CMS has made
COVID-19
data reporting requirements a Medicare condition of participation for hospitals, such that noncompliance with these requirements could result in termination from the Medicare program. We have incurred and will continue to incur additional costs related to protecting the health and well-being and meeting the needs of our patients, employees, medical staff members and contractors, including pandemic pay programs, hoteling our staff and additional scrub laundering. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. Further, our management is focused on mitigating the impact of the
COVID-19
pandemic, which has required and will continue to require a substantial investment of time and resources across our enterprise, and which may affect management focus and impact our ability to properly prioritize and successfully execute on the Company’s other strategic initiatives.
As a front line provider of health care services, we have been and will continue to be impacted by the health and economic effects of COVID-19.
Although we have implemented considerable safety measures, treatment of COVID-19 patients
has associated risks to our employees, patients and physicians. These risks, and how clinical staff perceive and respond to them, may adversely affect our operating capacity. Despite considerable efforts to source vital supplies, we have experienced and may continue to experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals and medical supplies, and supply shortages. Our current PPE inventory is satisfactory, but we cannot be certain that our supplies will remain sufficient in the future. In addition, restrictive measures taken by governmental authorities to address the
COVID-19
pandemic have impacted, and may continue to impact, the availability of employed and contract labor staffing for corporate support services, including, but not limited to, coding, billing, collection and other business office functions, which could adversely affect our execution of established control procedures that may not be sufficiently mitigated through execution of our business continuity plans. Continued staffing, equipment, laboratory resources and pharmaceutical and medical supplies shortages may impact our ability to schedule, admit and treat patients. In addition, the impact of labor shortages across the health care industry may result in other health care facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities and further exacerbate the demand on our resources, supplies and staffing. The
COVID-19
pandemic has also resulted in an increased number of early retirements in our workforce. The combined impact of these factors, despite our efforts to mitigate their effect, could result in reduced employee morale and increased exposure to labor unrest, work stoppages or other workforce disruptions, which effects may last beyond the duration of the pandemic.
Actions taken by governmental authorities in response to the
COVID-19
pandemic, including restrictions on elective procedures, and other restrictive measures, have reduced, and may in the future reduce, the volume of procedures performed at our facilities, as well as the volume of emergency room and physician office visits unrelated to COVID-19.
We may be required to cancel elective procedures and close or reduce operating hours at our facilities in the future. Some state and local governments have issued orders or imposed rules affecting hospital capacity in order to prepare for and manage surges in
COVID-19
patients. Although social contact restrictions have eased across the U.S. and most states have lifted moratoriums on non-emergent
procedures, some restrictions remain in place. Further closings and restrictions on hours and services may be imposed or re-imposed
for an unpredictable amount of time in connection with increasing or fluctuating
COVID-19
cases. We have also selectively suspended elective procedures at certain facilities based upon local
COVID-19
volume trends, bed capacity and staffing levels. It is unclear whether certain markets, such as Florida and Texas, will continue to experience periods of increases or spikes in the number of
COVID-19
cases. Beginning in 2020 and continuing through 2021, we experienced increased patient acuity as a result of
COVID-19
cases at our hospitals, which led to increased reimbursements. However, the impacts of
COVID-19,
including patient acuity levels, in future periods may vary, and could exert unpredictable and potentially negative effects on clinical performance metrics that impact reimbursement levels and could adversely affect our results of operations.
Even as government or industry-adopted restrictions are lifted, some individuals may choose to postpone medical care (including long-term care) for an undetermined period of time. While patient volumes began rebounding in the second quarter of 2021 as the effects of the pandemic moderated and pandemic-related restrictions and policies were eased, we experienced a resurgence in COVID-19 cases in the latter half of 2021, further impacting the return to pre-pandemic levels. As such, we cannot provide assurances as to the continued recovery and stability of pre-pandemic
patient volumes or the ultimate impact on demand. Further, our patient volumes may be adversely impacted by the expanded use of telehealth services from other providers as a result of reduced regulatory barriers on the use and reimbursement of telehealth services and individuals becoming more comfortable with receiving remote care. The Company may not be able to timely innovate its strategies and technologies to meet changing consumer demands as a result of the
COVID-19
pandemic. It is possible that the
COVID-19
pandemic could impact patient behavior beyond the duration of the pandemic.
Broad economic factors resulting from the
current COVID-19 pandemic,
including inflationary pressures, supply chain disruptions, labor shortages, increased unemployment and underemployment rates and reduced consumer spending and confidence, also affect our service mix, revenue mix, payer mix and patient volumes, as well as our ability to collect outstanding receivables. Business closings and layoffs in the areas where we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. In addition, our results and financial condition may be adversely affected by federal, state or local laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic
or otherwise affecting the U.S. health care system in connection with the pandemic, which could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow. We may also be subject to claims from patients, employees and others exposed to COVID-19 at
our facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such claims will be filed or the outcome of such claims if filed. Our professional and general liability insurance, a portion of which is provided through our insurance subsidiary, may not cover all claims against us.

If general economic conditions, including inflation, deteriorate or remain volatile or uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock could decline. These factors may affect the availability, terms or timing on which we may obtain any additional funding and our ability to access our cash. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic
could heighten the risks in certain of the other risk factors described in this annual report on
Form 10-K,
any of which could have a material, adverse effect on our results of operations and financial position.
We are unable to predict the ultimate impact of the CARES Act and other existing or future stimulus and relief legislation, if any, or the effect that such legislation and other governmental responses intended to assist providers in responding to
COVID-19
may have on our business, financial condition, results of operations or cash flows. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive, that we will be able to comply with the applicable terms and conditions to retain such assistance, or that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for health care providers.
In response to the
COVID-19
pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist health care providers in providing care to
COVID-19
and other patients and to provide financial relief to health care providers. Together, the CARES Act, the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, the CAA, and the ARPA authorize over $186 billion in funding to be distributed to hospitals and other health care providers through the Public Health and Social Services Emergency Fund (“PHSSEF”), also known as the Provider Relief Fund. These funds are intended to reimburse eligible providers and suppliers for health care-related expenses or lost revenues attributable to the
COVID-19
pandemic. HHS made some general distributions of provider relief funding to Medicare providers impacted by COVID-19,
and also made targeted distributions to specific provider types and industry segments, including providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population and providers requesting reimbursement for treatment of uninsured Americans, among others. A portion of the available funding is being distributed to reimburse health care providers that submit claims requests for
COVID-19-related treatment,
testing, and vaccine administration for uninsured patients at Medicare rates. Recipients of these claims reimbursements must attest to and comply with certain terms and conditions, including confirming that patients are uninsured, limitations on balance billings and not using funds to reimburse expenses or losses that other sources are obligated to reimburse.
The CARES Act and related legislation also make other forms of financial assistance available to health care providers. For example, CMS has increased payment under the hospital inpatient PPS by 20% for discharges of individuals diagnosed with COVID-19 and provides an add-on payment for eligible inpatient cases that use certain new products to treat COVID-19. The CARES Act also expanded the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers.
During 2020, we received approximately $4.4 billion of accelerated Medicare payments and approximately $1.8 billion in general and targeted distributions from the Provider Relief Fund. During October 2020, we announced our decision to return, or repay early, all of our share of the Provider Relief Fund general and targeted distributions and all of the Medicare accelerated payments. During the fourth quarter of 2020, we returned, or repaid early, approximately $6.1 billion of these funds.
The CARES Act and related legislation suspended the Medicare sequestration payment adjustment from May 1, 2020, through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the BCA, but extended sequestration through 2030. Congress further delayed these sequestration cuts through March 31, 2022, and reduced the sequestration adjustment to 1% from April 1 through

June 30, 2022, but increased the reductions set for 2030. The APRA, in addition to providing funding for health care providers, increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023.
Beyond financial assistance, federal and state governments have enacted legislation, established regulations and issued waivers intended to expand access to and payment for telehealth services, increase access to medical supplies and equipment, prioritize review of drug applications to help with shortages of emergency drugs, and ease various legal and regulatory burdens on health care providers. HHS and CMS have announced other flexibilities for health care providers in response to
COVID-19,
such as relief from data submission requirements and measure suppression policies for providers participating in certain quality reporting programs. It is unclear how changes to these and other value-based programs will affect our financial condition.
There is still a high degree of uncertainty surrounding the ongoing impact of the CARES Act and related legislation passed and other efforts taken in response to the
COVID-19
pandemic, and the pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only until funds expire or for the duration of the PHE, and it is unclear whether or for how long the PHE declaration will be extended. The current PHE determination expires April 16, 2022. The HHS Secretary may choose to renew the PHE declaration for successive
90-day
periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the PHE no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, PPPHCE Act, the CAA or future legislation, if any, or whether we shall retain, return or repay any future assistance, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability or willingness to retain assistance), the amount of total stimulus funding we may receive or our eligibility to participate in such stimulus funding. For time periods prior to returning Provider Relief Funds, with respect to future assistance, if any, we do not return, and in those cases where our partners retain such assistance, we will continue to monitor our compliance with the terms and conditions of the Provider Relief Fund, including demonstrating that the distributions received have been used for health care-related expenses or lost revenue attributable to
COVID-19.
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
If a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in health care facilities, especially hospitals that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. If any of our facilities were involved, or perceived as being involved, in treating patients from such an infectious disease, patients might cancel elective procedures or fail to seek needed care at our facilities, and our reputation may be negatively affected. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic or outbreak. Further, a pandemic, epidemic or outbreak might adversely affect our operations by causing a temporary shutdown or diversion of patients, disrupting or delaying production and delivery of materials and products in the supply chain or causing staffing shortages in our facilities. We have disaster plans in place and operate pursuant to infectious disease protocols, but the potential emergence of a pandemic, epidemic or outbreak, as well as the public’s and the government’s response to the pandemic, epidemic or outbreak, is difficult to predict and could adversely affect our operations.

Risks related to our indebtedness:
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of December 31, 2021, our total indebtedness was $34.579 billion. As of December 31, 2021, we had availability of $1.920 billion under our senior secured cash flow credit facility and $1.720 billion under our senior secured asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our high degree of leverage could have important consequences, some of which may be exacerbated by the impact of the
COVID-19
pandemic, including:

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
Under our asset-based revolving credit facility, borrowing availability is subject to a borrowing base of 85% of eligible accounts receivable less customary reserves, with any reduction in the borrowing base commensurately reducing our ability to access this facility as a source of liquidity. In addition, under the asset-based revolving credit facility, when (and for as long as) the combined availability under our asset-based revolving credit facility and the revolving facility under our senior secured cash flow credit facility is less than a specified amount for a certain period of time or, if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the asset-based revolving credit facility and to collateralize letters of credit issued thereunder.
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
Discontinuation, reform or replacement of LIBOR may adversely affect our borrowing costs.
As of December 31, 2021, we had $4.740 billion of borrowings under our senior secured credit facilities that bore interest at a floating rate based on LIBOR and $3.640 billion of unfunded commitments under those facilities. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021 and will not compel panel banks to continue to contribute to LIBOR after the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of LIBOR, has published a consultation regarding its intention to continue publication of certain LIBOR tenors and subsequently confirmed it expects to cease publication of all remaining LIBOR tenors in June 2023. However, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The Federal Reserve Board, together with the Alternative Reference Rates Committee, has chosen the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free reference rate. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on us or our borrowing costs.
As of December 31, 2021, we also had a $500 million interest rate swap agreement based on LIBOR that is scheduled to expire on December 30, 2022. If LIBOR becomes unavailable, it is unclear how payments under this agreement would be calculated. The International Swaps and Derivatives Association has published a standard protocol addressing the expected discontinuation of LIBOR, but there can be no assurance that such a protocol will be implemented with respect to our swap agreements.
Risks related to human capital:
Our operations may be adversely affected by competition for staffing, the shortage of experienced nurses and other health care professionals, vaccine mandates and labor union activity.
Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers, including at certain of our facilities. The
COVID-19
pandemic has exacerbated workforce competition and shortages, and may continue to exacerbate workforce competition and shortages beyond the duration of the pandemic. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could continue to increase and/or our capacity could be negatively impacted. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If there is continued competition for these employees or additional union organizing activity or a significant portion of our employee base unionizes, it is possible our labor costs could increase. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs.
In addition, federal and state laws and regulations may increase our costs of maintaining qualified nurses and other medical support personnel. We operate in several states that have adopted mandatory nurse-staffing ratios. If these states reduce mandatory nurse-staffing ratios or additional states in which we operate adopt mandatory nurse-staffing ratios, such changes could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs continue to increase, we may not be able to offset these increased costs as a significant percentage of our revenues consists of fixed, prospective payments.
Additionally, on November 5, 2021, CMS and the U.S. Occupational Safety and Health Administration (“OSHA”) published regulations and standards setting forth vaccination requirements for certain U.S. employees. CMS issued a health and safety regulation (“CMS Mandate”) requiring certain covered facilities (including hospitals, ambulatory surgery centers, home health agencies, hospices, providers of outpatient physical therapy and long-term care facilities, in each case, that are Medicare and Medicaid-certified providers) to ensure all staff who work in the covered facility and who provide care, treatment or other services for the facility and/or its patients are fully vaccinated against COVID-19. The CMS Mandate does not provide a testing option for covered staff. OSHA issued an Emergency Temporary Standard (“ETS”) mandating that employers with 100 or more employees design, implement, and enforce a mandatory COVID-19 vaccination policy or adopt a policy requiring employees to either receive a COVID-19 vaccination or undergo regular COVID-19 testing and wear a face covering at work. Both the OSHA ETS and the CMS Mandate were the subject of multiple legal challenges and injunction proceedings regarding whether the agencies exceeded their authority in implementing these regulations and standards, with the U.S. Supreme Court ultimately determining whether the ETS and/or CMS Mandate should be stayed pending resolution. On January 13, 2022, the U.S. Supreme Court lifted two injunctions previously staying the CMS Mandate in 24 states. The impact of the Supreme Court’s decision renders the CMS Mandate applicable on a nationwide basis pending further litigation on CMS’s authority. While CMS has extended the compliance deadlines for some states to mid-March 2022, the application of the CMS Mandate could adversely impact the availability of staff to provide services at covered facilities the Company owns, manages or operates. On January 13, 2022, the Supreme Court issued a nationwide injunction staying the implementation of the ETS pending further decision by the U.S. Court of Appeals for the Sixth Circuit regarding whether OSHA’s ETS exceeds Congressional authority. In response, on January 25, 2022, OSHA announced its withdrawal of the ETS. Additional vaccine and testing mandates may also be announced by state-run OSHA programs or state and local officials in jurisdictions in which we operate our business and which could adversely impact the availability of staff to provide services at covered facilities the Company owns, manages or operates. The unavailability of such staff, or the inability of the Company to control labor costs, could have a material, adverse effect on our capacity, growth prospects and results of operations.
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
The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice, and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. We continue to face increasing competition to recruit and retain quality physicians. Such physicians may terminate their affiliation with our hospitals at any time. We anticipate facing increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. If we are unable to recruit and retain quality physicians to affiliate with our hospitals, our admissions may decrease, our operating performance may decline, and our capacity and growth prospects may be materially adversely affected. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.
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
We, directly and through our vendors and other third parties, collect and store on our networks and devices and third-party technology platforms sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. We have made significant investments in technology to adopt and meaningfully use EHR and in the use of medical devices that store sensitive data and are integral to the provision of patient care and to protect our systems, software, equipment, devices, and data from cybersecurity risks. In addition, medical devices manufactured by third parties that are used within our facilities are increasingly connected to the internet, hospital networks and other medical devices. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We embed security measures into software and system development processes, utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. We vet the security and integrity of third-party technology platforms hosting infrastructure, applications, and data supporting our operations, and set contractual terms holding them to our security standards.
Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems and devices against us or our vendors and other third parties create risk of cybersecurity incidents, including ransomware, malware and phishing incidents. We have seen, and believe we will continue to see, widely spread vulnerabilities, such as the Apache Log4j 2 vulnerability reported in December 2021, which could affect our or other parties’ systems. Mitigation and remediation recommendations continue to evolve, and addressing this and other critical vulnerabilities is a priority for us. The volume and intensity of cyberattacks on hospitals and health systems continues to increase. We are regularly the target of attempted cybersecurity and other threats that could have a security impact, including those by third parties to access, misappropriate or manipulate our information or disrupt our operations, and we expect to continue to experience an increase in cybersecurity threats in the future. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. There can be no assurance that we or our vendors and other third parties will not be subject to cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business, including our ability to provide various health care services. Further, consumer confidence in the integrity and security of personal information and critical operations data in the health care industry generally could be shaken to the extent there are successful cyberattacks at other health care services companies, which could have a material, adverse effect on our business, financial position or results of operations.
As a result, cybersecurity, privacy, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. Our Audit and Compliance Committee includes the topic of cybersecurity risk and information security as one of its standing agenda items, and is frequently updated on management’s ongoing actions to monitor, identify, assess and mitigate significant cybersecurity matters. Committee meetings regularly include a report from our Chief Security Officer to provide an update on (i) activities within our internal cybersecurity defense center to monitor and respond to both internal and third-party cyber events, (ii) ongoing threats that are being monitored and (iii) the current threat level assessment for the Company. As cyber threats continue to evolve, along with their increased volume and sophistication, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or incidents. Although to date no cyberattack or other information or security breach, whether experienced by us or a third party, has resulted in material losses or other material consequences to us, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security, breach notification and consumer protection laws, common law theories or other applicable laws; (v) reputational damage; and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.
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
Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts such as inadvertent misuse by employees and cyberattacks, including ransomware and data theft, and natural disasters. Moreover, we rely on various third-party technology platforms, which are increasingly important to our business and continue to grow in complexity and scope. Failure to adequately manage implementations of new technology, updates or enhancements of such platforms or interfaces between platforms could place us at a competitive disadvantage, disrupt our operations, and have a material, adverse impact on our business and results of operations.
We have taken precautionary measures to prevent unanticipated problems that could affect our information systems. Nevertheless, we or our vendors and other third parties that we rely upon may experience system failures and disruptions. The occurrence of any system failure could result in interruptions, delays, the loss or corruption of data and cessations or interruptions in the availability of systems, all of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.
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
Risks related to governmental regulation and other legal matters:
Our results of operations may be adversely affected by health care reform efforts, including efforts to significantly change the Affordable Care Act. We are unable to predict what, if any, and when additional health reform measures will be adopted or implemented, and the effects and ultimate impact of any such measures are uncertain.
In recent years, Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. health care system, including the Affordable Care Act. The Affordable Care Act affects how health care services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. However, the Affordable Care Act has been subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was eliminated. This change resulted in legal challenges to the constitutionality of the individual mandate and the validity of the Affordable Care Act as a whole. However, in June 2021, the U.S. Supreme Court determined that the plaintiffs lacked standing, allowing the law to remain in place.
There is uncertainty regarding whether, when and how the Affordable Care Act may be further changed, and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business. However, President Biden has indicated that his administration generally intends to protect and strengthen the Affordable Care Act and Medicaid programs.
There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on providers and other health care industry participants. Some members of Congress have proposed measures that would expand government-sponsored coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and some states are considering or have implemented public health insurance options. CMS administrators may grant states additional flexibility in the administration of state Medicaid programs and make changes to Medicaid payment models. Other health reform initiatives and proposals, such as price transparency requirements and the requirements of the No Surprises Act, may impact prices, our relationships with patients, payers or ancillary providers (such as anesthesiologists, radiologists, and pathologists), and our competitive position. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Health care reform initiatives, including changes to the Affordable Care Act, may have an adverse effect on our business, results of operations, cash flow, capital resources, and liquidity.
Changes in government health care programs may adversely affect our revenues.
A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 41.3% of our revenues from the Medicare and Medicaid programs in 2021. Changes in government health care programs, including Medicaid waiver programs, may reduce the reimbursement we receive and could adversely affect our business and results of operations. The Affordable Care Act made significant changes to Medicare and Medicaid, and future health reform efforts or further efforts to significantly change the Affordable Care Act may impact these programs.
In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. Congress has established automatic spending reductions that extend through 2030. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. While this reduction has been suspended by the CARES Act and related legislation, it is scheduled to be reinstated April 1, 2022, when it will resume as a 1% reduction. The full 2% reduction will begin July 1, 2022, and the reductions set for 2030 were increased to up to 3%. As a result of the ARPA, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022; however, Congress has delayed implementation of this reduction until 2023. We are unable to predict what other deficit reduction initiatives may be proposed by Congress. These reductions are in addition to reductions mandated by the Affordable Care Act and other laws. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the inpatient hospital
MS-DRG
system and other payment systems, which may result in reduced Medicare payments. Further, under a site neutrality policy, clinic visit services provided by off-campus
provider-based departments that were formerly paid under the outpatient PPS are now paid under the Physician Fee Schedule. The IMPACT Act requires HHS, in conjunction with the Medicare Payment Advisory Commission, to propose a unified post-acute care payment model by 2023. A unified post-acute care payment system would pay post-acute care providers, including home health agencies, under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. CMS has issued final rules reducing Medicare payment rates under the outpatient PPS for drugs obtained under the 340B Drug Pricing Program, although this payment policy has been heavily litigated and is currently before the U.S. Supreme Court. In September 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices, a report outlining principles for drug pricing reform. The report set forth a variety of potential legislative policies that Congress could pursue and summarized actions underway or under consideration by HHS to advance these principles. CMS may implement further changes to how items or services are reimbursed that result in payment reductions for other services.

Because most states must operate with balanced budgets and the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Periods of economic weakness may increase the budgetary pressures on many states, and these budgetary pressures may result in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed waiver requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs and is considering changes to the requirements for such programs, which could result in Medicaid supplemental payments being reduced or eliminated. Further, legislation and administrative actions at the federal level may significantly alter the funding for, or structure of, the Medicaid program. For example, from time to time, Congress considers proposals to restructure the Medicaid program to involve block grants that would be administered by the states. The prior presidential administration increased state flexibility in the administration of Medicaid programs, including by allowing states to condition enrollment on work or other community engagement or to use a block grant funding structure. However, the current presidential administration issued an executive order directing agencies to re-examine
measures that reduce health insurance coverage or undermine Medicaid programs, and the administration has rescinded approvals of waivers involving certain eligibility and enrollment restrictions, including those allowing for work and community engagement requirements.
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
The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services and properly handling overpayments;

•	appropriateness and classification of level of care provided, including proper classification of inpatient admissions, observation services and outpatient care;

•	relationships with physicians and other referral sources and referral recipients;

•	necessity and adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	the confidentiality, maintenance, interoperability, exchange, data breach, identity theft and security of health-related and personal information and medical records;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure, certification and enrollment with government programs;

•	the distribution, maintenance and dispensing of pharmaceuticals and controlled substances;

•	debt collection, limits or prohibitions on balance billing and billing for out of network services;

•	communications with patients and consumers;

•	preparing and filing of cost reports;

•	operating policies and procedures;

•	activities regarding competitors;

•	addition of facilities and services; and

•	environmental protection.
Among these laws are the federal Anti-kickback Statute, EKRA, the federal Stark Law, the FCA and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals, other health care facilities, laboratories and employed physicians or who are the recipients of referrals, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.
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
We also operate health care facilities in the United Kingdom and have operations and commercial relationships with companies in other foreign jurisdictions and, as a result, are subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption and anti-bribery laws. The Foreign Corrupt Practices Act regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. In addition, the United Kingdom Bribery Act has wide jurisdiction over certain activities that affect the United Kingdom.
A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data. For example, the CCPA, which affords consumers expanded privacy protections such as the right to know what personal information is collected and how it is used, went into effect on January 1, 2020, and was recently significantly amended by the CPRA. California residents also have the right to request that a business delete their personal information unless it is necessary for the business to maintain for certain purposes, to direct a business to correct errors in their personal information, and to restrict the use and disclosure of sensitive information. They have the right to know if their personal information is being sold or shared and the right to opt out of the sale or disclosure. Beginning in 2023, under the CPRA’s amendments, as well as comprehensive privacy legislation passed in Virginia and

Colorado, residents of those states will have additional rights with respect to their personal information, such as a right to opt out of certain processing activities for sensitive data and a right to a portable copy of their personal information. The CPRA creates a new regulator responsible for enforcement of the CPRA, and enforcement priorities of this new regulatory body have yet to be determined. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Failure to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement action and damage to our reputation. The potential effects of such legislation are far-reaching
and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. With Brexit, our United Kingdom operations are no longer subject to the European Union’s General Data Protection Regulation (“GDPR”) but are subject to the UK Data Protection Legislation, which has been amended in connection with Brexit to be functionally similar to the GDPR and which contains stricter privacy restrictions than laws and regulations in the United States and provides for significant fines in the event of violations. These administrative fines are based on a multi-factored approach. Moreover, rules for data transfers outside of the United Kingdom and European Economic Area have changed significantly with Brexit and a recent Court of European Justice decision, and are subject to further revision and updated regulator guidance, making necessary compliance measures challenging to ascertain and implement with respect to our United Kingdom operations. We expect that there will continue to be new laws, regulations, regulatory guidance, and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions, which could impact our operations and cause us to incur substantial costs.
We send short message service, or SMS, text messages to patients. While we obtain consent from these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law. In addition, we must ensure that our SMS texting practices comply with regulations and agency guidance under the Telephone Consumer Protection Act (the “TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. While we strive to adhere to strict policies and procedures that comply with the TCPA, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our SMS texting practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. Moreover, if wireless carriers or their trade associations, which issue guidelines for texting programs, determine that we have violated their guidelines, our ability to engage in texting programs may be curtailed or revoked, which could impact our operations and cause us to incur costs related to implementing a workaround solution.
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
Finally, we are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. For example, our health care operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments, that must be handled, stored, transported, treated and disposed of in compliance with federal, state and local environmental laws and regulations. Environmental regulations also may apply when we build new facilities or renovate existing facilities. If we are found not to be in compliance with such laws and regulations, we may be liable for significant investigation and clean-up
costs or be subject to enforcement actions by governmental authorities or lawsuits by private plaintiffs. Moreover, any changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change) could have a material, adverse effect on our business.
If we fail to comply with these or other applicable laws and regulations, which are subject to change, we could be subject to liabilities, including civil penalties, money damages, lapses in reimbursement, the loss of our licenses to operate one or more facilities, exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs, civil lawsuits and criminal penalties. In addition, different interpretations or enforcement of, or amendments to, these and other laws and regulations in the future could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit, a determination that we have violated these or other laws or a public announcement that we are being investigated for possible violations could result in liability, result in adverse publicity, and adversely affect our business, financial condition, results of operations or prospects.
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
We may be subject to liabilities from claims brought against our facilities, which are costly to defend and may require us to pay significant damages if not covered by insurance.
We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. Many of these actions seek large sums of money as damages and involve significant defense costs. We insure a portion of our professional liability risks through our insurance subsidiary. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover insured claims arising out of the operation of our facilities, although some claims may exceed the scope or amount of the coverage limits of our insurance policies. Our insurance subsidiary has entered into certain reinsurance contracts; however, the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.
Risks related to operations, strategy, demand and competition:
Our hospitals face competition for patients from other hospitals and health care providers.
The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the communities we serve provide services similar to those offered by our hospitals. CMS publicizes on its Care Compare website performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with their Medicare reimbursement. The Care Compare website provides an overall rating that synthesizes various quality measures into a single star rating for each hospital. Federal law provides for the future expansion of the number of quality measures that must be reported. If any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or on patient satisfaction surveys, our competitive position could be negatively affected. Further, hospitals are currently required by law to publish online a list of their standard charges for all items and services, including discounted cash prices and payer-specific and de-identified
negotiated charges. The No Surprises Act imposes additional price transparency requirements beginning January 1, 2022, including requiring providers to send health plans of insured patients and uninsured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. HHS is deferring enforcement of certain requirements of the No Surprises Act applicable to providing estimates for insured individuals. It is not entirely clear how price transparency requirements will affect consumer behavior, our relationships with payers, or our ability to set and negotiate prices, but our competitive position could be negatively affected if our standard charges are higher or are perceived to be higher than the charges of our competitors.
The number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased. Many individuals are seeking a broader range of services at outpatient facilities as a result of the growing availability of stand-alone outpatient health care facilities, the increase in payer reimbursement policies that restrict inpatient coverage and the increase in the services that can be provided on an outpatient basis, including high margin services. Consequently, most of our hospitals operate in a highly competitive environment, which may put pressure on our pricing, ability to contract with third-party payers and strategy for volume growth. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit
corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt
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
Our hospitals compete with specialty hospitals and with both our own and unaffiliated freestanding ASCs and other outpatient providers for market share in certain high margin services and for quality physicians and personnel. If ASCs and other outpatient providers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our providers. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Some states that have historically imposed CON or similar prior approval requirements have removed or are considering removing these requirements, which may reduce barriers to entry and increase competition in our service areas. Changes in licensure or other regulations and recognition of new provider types or payment models could also impact our competitive position. If our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable third-party payer contracts at their facilities than our hospitals and other providers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”
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
The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2021, estimated implicit price concessions of $6.784 billion had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect. The estimated cost of total uncompensated care was $3.350 billion for 2021, $3.483 billion for 2020 and $3.733 billion for 2019.
Any increase in the amount or deterioration in the collectability of uninsured accounts receivable will adversely affect our cash flows and results of operations. Our facilities may experience growth in total uncompensated care as a result of a number of factors, including conditions impacting the overall economy and unemployment levels, both of which have been, and may in the future be, negatively impacted by the
COVID-19
pandemic. Effective January 2019, Congress eliminated the financial penalty associated with the Affordable Care Act’s individual mandate. Further, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We are unable to predict what, if any, and when such changes will be made in the future.
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
Broad economic factors resulting from the
COVID-19
pandemic, including inflationary pressures, supply chain disruptions, labor shortages, increased unemployment and underemployment rates and reduced consumer spending and confidence, the continued shift to an outpatient setting and the aging population may impact our revenue mix. Private third-party payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid or other government health care programs. Reimbursement rates are set forth by contract when our facilities are in-network,
and payers utilize plan structures to encourage or require the use of in-network
providers. Revenues derived from private third-party payers (domestic only) accounted for 51.6%, 51.5% and 51.6% of our revenues for 2021, 2020 and 2019, respectively. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects the revenues and operating results of our facilities.
Private third-party payers, including managed care plans, continue to demand discounted fee structures, and the ongoing trend toward consolidation among payers tends to increase their bargaining power over fee structures. Payers may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices, impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier or otherwise shift greater financial responsibility for care to individuals.
Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care plans to contract with us. In addition to increasing negotiating leverage of private third-party payers, alignment efforts between third-party payers and health care providers may result in other competitive advantages, such as greater access to performance and pricing data. Our future success will depend, in part, on our ability to retain and renew our third-party payer contracts and enter into new contracts on terms favorable to us, which may be impacted by price transparency initiatives. Cost-reduction strategies by large employer groups and their affiliates, such as directly contracting with a limited number of providers, may also limit our ability to negotiate favorable terms in our contracts and otherwise intensify competitive pressure. It is not clear what impact, if any, future health reform efforts or further changes to the Affordable Care Act will have on our ability to negotiate reimbursement increases and participate in third-party payer networks on favorable terms. If we are unable to retain and negotiate favorable contracts with third-party payers or experience reductions in payment increases or amounts received from third-party payers, our revenues may be reduced.
In addition, our revenues may be reduced if we experience growth in self-pay
volume. In recent years, federal and state legislatures have considered or passed various proposals potentially impacting the size of the uninsured population. The number and identity of states that choose to expand or otherwise modify Medicaid programs and the terms of expansion and other program modifications continue to evolve. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay
revenues.
Changes to physician utilization practices and treatment methodologies, third-party payer controls designed to reduce inpatient services or surgical procedures and other factors outside our control that impact demand for medical services may reduce our revenues.
Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and private third-party payers designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to increasingly affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third-party payers, and may involve prior authorization requirements. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by third-party payers’ preadmission authorization requirements, coverage restrictions, utilization review and by pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Additionally, trends in physician treatment protocols and health plan design, such as health plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies or result in patients seeking care from other providers.
Volume, admission and
case-mix
trends may be impacted by other factors beyond our control, such as changes in volume of certain high acuity services, variations in the prevalence and severity of outbreaks of influenza and other illnesses, such as
COVID-19,
and medical conditions, seasonal and severe weather conditions, changes in treatment regimens and medical technology and other advances. Further, our inpatient volumes may decline if various inpatient hospital procedures become eligible for reimbursement by Medicare when performed in outpatient settings. These factors may reduce the demand for services we offer and decrease the reimbursement that we receive. Significant limits on the scope of services reimbursed, cost controls, changes to physician utilization practices, treatment methodologies, reimbursement rates and fees and other factors beyond our control could have a material, adverse effect on our business, financial position and results of operations.
We may encounter difficulty acquiring hospitals and other health care businesses and challenges integrating the operations of acquired hospitals and other health care businesses and become liable for unknown or contingent liabilities as a result of acquisitions.
A component of our business strategy is acquiring hospitals and other health care businesses. We may encounter difficulty acquiring new facilities or other businesses as a result of competition from other purchasers that may be willing to pay purchase prices that are higher than we believe are reasonable. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the DOJ, including with respect to hospital and physician practice acquisitions. Some states require CONs in order to acquire a hospital or other facility, or to expand facilities or services. In addition, the acquisition of health care facilities often involves licensure approvals or reviews and complex change of ownership processes for Medicare and other payers. Further, many states have laws that restrict the conversion or sale of not-for-profit
hospitals to
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
We operated 182 hospitals at December 31, 2021, and 91 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented 49% of our consolidated revenues for the year ended December 31, 2021. This geographic concentration makes us particularly sensitive to regulatory, economic, public health, environmental and competitive conditions in those states. Any material change in the current payment programs or regulatory, economic, public health, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.
In addition, our hospitals in Florida, Texas and other coastal states are located in hurricane-prone areas. In the past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states and the patient populations in those states. Global climate change could also increase the intensity or frequency of hurricanes in those regions. Our business activities could be harmed by a particularly active hurricane season or even a single storm, and the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.
Our business and operations are subject to risks related to climate change.
Global climate change presents both immediate and long-term physical risks (such as extreme weather conditions) and risks associated with the transition to a low-carbon economy (such as regulatory or technology changes). These changes could result in, for example, temporary declines in the number of patients seeking our services, closures of our hospitals and related facilities, and supply chain disruptions, as well as increased costs of products, commodities and energy (including utilities), and disruptions in our information systems, which in turn could negatively impact our business and results of operations. In addition, certain of our operations and facilities are located in regions that may be disproportionately impacted by the physical risks of climate change (including hurricanes and flooding), and we face the risk of losses incurred as a result of physical damage to our hospitals and related facilities and business interruptions caused by such events. We maintain property insurance coverage to address the impact of physical damage to our facilities and for business interruption losses. However, such insurance coverage may be insufficient to cover all losses and we may experience a material, adverse effect on our results of operations that is not recoverable through our insurance policies. Additionally, if we experience a significant increase in climate-related events that result in material losses we may be unable to obtain similar levels of property insurance coverage in the future. In addition, changes in consumer preferences and additional legislation and regulatory requirements, including those associated with the transition to a low-carbon
economy, may increase costs associated with compliance, the operation of our facilities and supplies. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may adversely impact us through increased compliance costs for us and our suppliers and vendors.
The industry trend toward value-based purchasing may negatively impact our revenues.
There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”), and federal law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. The 25% of hospitals with the worst risk-adjusted HAC scores in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments the following year.
Hospitals with excess readmission rates for conditions designated by CMS receive a reduction in their inpatient PPS operating Medicare payments for all Medicare inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments.
CMS has implemented a value-based purchasing program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 2% in each federal fiscal year. CMS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the value-based purchasing program than they would have otherwise. In response to the
COVID-19
pandemic, CMS is applying a measure suppression policy to certain hospital quality measurement and value-based purchasing programs. The policy is intended to ensure that these programs neither reward nor penalize hospitals based on circumstances caused by the PHE that the measures were not designed to accommodate.
CMS has developed several alternative payment models that are intended to reduce costs and improve quality of care for Medicare beneficiaries and has signaled its intent to have states apply similar strategies in the Medicaid context. Examples of alternative payment models include bundled payment models in which, depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Generally, participation in bundled payment programs is voluntary, but CMS currently requires hospitals in selected markets to participate in a bundled payment initiative for specified orthopedic procedures and in a model for end-stage
renal disease treatment. In addition, CMS will require certain hospitals to participate in a radiation oncology model beginning as early as January 1, 2023. CMS has indicated that it is developing more voluntary and mandatory bundled payment models. Participation in mandatory or voluntary demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.
In October 2021, the CMS Innovation Center released an outline of its strategy for the next decade, noting the need to accelerate the movement to value-based care and drive broader system transformation. By 2030, the

CMS Innovation Center aims to have all
fee-for-service
Medicare beneficiaries and the vast majority of Medicaid beneficiaries in an accountable care relationship with providers who are responsible for quality and total medical costs. The CMS Innovation Center signaled its intent to streamline its payment models and to increase provider participation through implementation of more mandatory models.
There are also several state-driven value-based care initiatives. For example, some states have aligned quality metrics across payers through legislation or regulation. Some private third-party payers are also transitioning toward alternative payment models or implementing other value-based care strategies. For example, many large private third-party payers currently require hospitals to report quality data, and several private third-party payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.
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
The
COVID-19
pandemic has adversely impacted, and may in the future adversely impact, economic conditions in the United States. Budget deficits at federal, state and local government entities have had a negative impact on spending, and may continue to negatively impact spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant third-party payer sources for our hospitals. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the U.S. population will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible receivables.
We are exposed to market risk related to changes in the market values of securities and interest rates.
We are exposed to market risk related to changes in market values of securities. The
COVID-19
pandemic has increased volatility of the capital and credit markets and has adversely impacted economic conditions. The investment securities held by our insurance subsidiaries were $541 million at December 31, 2021. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2021, we had a net unrealized gain of $16 million on the insurance subsidiaries’ investment securities.
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
In January 2018, the Board of Directors initiated a cash dividend program under which the Company commenced a regular quarterly cash dividend. However, in response to the
COVID-19
pandemic, the Company took the precautionary step to enhance its financial flexibility by suspending its quarterly dividend program in the second quarter of 2020. In February 2021, the Board of Directors approved the resumption of the Company’s quarterly cash dividend program following evaluation of the Company’s financial position. During 2021, the Board of Directors declared four quarterly dividends of $0.48 per share, or $1.92 per share in the aggregate, on our common stock. On January 26, 2022, our Board of Directors declared a quarterly dividend of $0.56 per share on our common stock payable on March 31, 2022 to stockholders of record at the close of business on March 17, 2022.
The declaration, amount and timing of such dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash flows from operations, our available capital and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, share repurchases and investing in our existing markets as well as our results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or suspension or elimination of our dividend payments could have a negative effect on our stock price.
Certain of our investors may continue to have influence over us.
On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and certain other investors. Through their investment in Hercules Holding II and other holdings, certain of the Frist-affiliated investors continue to hold a significant interest in our outstanding common stock (approximately 23% as of January 31, 2022). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II and the Frist-affiliated investors, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors or any transaction that requires stockholder approval.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2021:

State	Hospitals	Beds
Alaska	1	250
California	5	1,856
Colorado	7	2,471
Florida	46	12,740
Georgia	5	1,477
Idaho	2	454
Indiana	1	278
Kansas	4	1,400
Kentucky	2	384
Louisiana	3	923
Missouri	5	1,058
Nevada	3	1,452
New Hampshire	3	418
North Carolina	7	1,181
South Carolina	3	983
Tennessee	14	2,742
Texas	45	13,517
Utah	8	1,031
Virginia	11	3,300

International
England	7	888

	182	48,803

In addition to the hospitals listed in the above table, we directly or indirectly operate 125 freestanding surgery centers and 21 freestanding endoscopy centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and four of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and first lien secured notes.
We maintain our headquarters in approximately 2,045,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.
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
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During February 2021, our Board of Directors authorized an additional $6 billion for share repurchases of the Company’s outstanding common stock. The January 2020 and 2019 authorizations were completed during 2021, and at December 31, 2021, there was $586 million of share repurchase authorization that remained available under the February 2021 authorization. During January 2022, our Board of Directors authorized an additional $8 billion for share repurchases of the Company’s outstanding common stock.
All repurchases made during the fourth quarter of 2021, as detailed below, were made pursuant to the February 2021 share repurchase authorization and were made in the open market.
The following table provides certain information with respect to our repurchases of common stock from October 1, 2021 through December 31, 2021 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2021 through October 31, 2021	3,124,638	$245.17	3,124,638	$1,892
November 1, 2021 through November 30, 2021	2,677,717	$245.44	2,677,717	$1,235
December 1, 2021 through December 31, 2021	2,667,173	$243.16	2,667,173	$586

Total for Fourth Quarter 2021	8,469,528	$244.62	8,469,528	$586

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). During 2021, our Board of Directors declared four quarterly dividends of $0.48 per share, or $1.92 per share in the aggregate, on our common stock. On January 26, 2022, our Board of Directors declared a quarterly dividend of $0.56 per share on our common stock payable on March 31, 2022 to stockholders of record at the close of business on March 17, 2022. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements. At the close of business on February 7, 2022, there were approximately 400 holders of record of our common stock.

STOCK PERFORMANCE GRAPH
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among HCA Healthcare, Inc., the S&P 500 Index and the S&P Health Care Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
HCA Healthcare, Inc.	$100.00	$118.67	$170.15	$204.61	$228.42	$359.96
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Health Care	100.00	122.08	129.97	157.04	178.15	224.70
The graph shows the cumulative total return to our stockholders for the five-year period ended December 31, 2021, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2016 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Item 6.	[Reserved]

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 7.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
This annual report on Form
10-K
includes certain disclosures that contain “forward-looking statements,” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) developments related to
COVID-19,
including, without limitation, the length and severity of the pandemic and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume of
COVID-19
patients cared for across our health systems; measures we are taking to respond to the
COVID-19
pandemic; the impact and terms of government and administrative regulation and stimulus and relief measures (including the Families First Coronavirus Response Act, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021 (“ARPA”) and other enacted and potential future legislation) and whether various stimulus and relief programs continue or new similar programs are enacted in the future; changes in revenues due to declining patient volumes, changes in payer mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions, including the impact of any current or future vaccine mandates; supply shortages and disruptions; and the timing, availability and adoption of effective medical treatments and vaccines (including boosters), (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the
COVID-19
pandemic, which could impact us from a financial perspective, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including, but not limited to, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), and the effects of additional changes to the Affordable Care Act, its implementation, or interpretation (including through executive orders and court challenges), and proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the
COVID-19
pandemic, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and those required under the
Pay-As-You-Go
Act of 2010 (“PAYGO Act”) as a result of the federal budget deficit impact of the ARPA, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Forward-Looking Statements (continued)

create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry) resulting from the
COVID-19
pandemic, (16) the emergence of and effects related to other pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, or similar events beyond our control, (25) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in this annual report on Form
10-K.
As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic. During the second quarter of 2021, our patient volumes improved as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased. For the remainder of 2021, our patient volumes exhibited consistent growth over the prior year, with the exception of inpatient surgeries, and included a resurgence of
COVID-19
admissions and the
re-imposition
of pandemic-related restrictions in certain markets. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
COVID-19
Pandemic (continued)

been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.
2021 Operations Summary
Net income attributable to HCA Healthcare, Inc. totaled $6.956 billion, or $21.16 per diluted share, for 2021, compared to $3.754 billion, or $10.93 per diluted share, for 2020. The 2021 results include gains on sales of facilities of $1.620 billion, or $3.69 per diluted share, and losses on retirement of debt of $12 million, or $0.03 per diluted share. The 2020 results include losses on sales of facilities of $7 million, or $0.02 per diluted share, and losses on retirement of debt of $295 million, or $0.66 per diluted share. The 2020 results also include $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, as provided for by the CARES Act. Revenues for 2021 and 2020, respectively, include $33 million, or $0.07 per diluted share, and $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods. Revenues for 2020 also include $69 million, or $0.15 per diluted share, related to the resolution of transaction price differences regarding certain services performed in prior periods. During 2021 and 2020, we recorded reductions to the provision for professional liability risks of $87 million, or $0.20 per diluted share, and $112 million, or $0.25 per diluted share, respectively. Our provisions for income taxes for 2021 and 2020 include tax benefits of $119 million, or $0.36 per diluted share, and $92 million, or $0.27 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 328.752 million shares and 343.605 million shares for the years ended December 31, 2021 and 2020, respectively. During 2021, we repurchased 37.812 million shares of our common stock.
Revenues increased to $58.752 billion for 2021 from $51.533 billion for 2020. Revenues increased 14.0% and 14.4%, respectively, on a consolidated basis and on a same facility basis for 2021, compared to 2020. The consolidated revenues increase can be primarily attributed to the combined impact of a 6.8% increase in revenue per equivalent admission and a 6.8% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 6.3% increase in revenue per equivalent admission and a 7.6% increase in equivalent admissions.
During 2021, consolidated admissions increased 4.0% and same facility admissions increased 4.8%, compared to 2020. Inpatient surgical volumes declined 0.1% on a consolidated basis and increased 0.4% on a same facility basis during 2021, compared to 2020. Outpatient surgical volumes increased 14.2% on a consolidated basis and increased 14.1% on a same facility basis during 2021, compared to 2020. Emergency room visits increased 13.8% on a consolidated basis and increased 15.1% on a same facility basis during 2021, compared to 2020.
The estimated cost of total uncompensated care declined $133 million for 2021, compared to 2020. Consolidated and same facility uninsured admissions declined 4.4% and 3.5%, respectively, and consolidated and same facility uninsured emergency room visits declined 7.8% and 6.3%, respectively, for 2021, compared to 2020.
Interest expense totaled $1.566 billion for 2021, compared to $1.584 billion for 2020. The $18 million decline in interest expense for 2021 was due to a decline in the average effective interest rate.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
2021 Operations Summary (continued)

Cash flows from operating activities declined $273 million, from $9.232 billion for 2020 to $8.959 billion for 2021. The decline in cash flows from operating activities was related to a negative change in working capital items of $1.781 billion, primarily from an increase in accounts receivable, offset by the increase in net income, excluding the non-cash impact of losses and gains on sales of facilities, losses on retirement of debt and depreciation and amortization.
Business Strategy
We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business and creating long-term value for our stockholders. We strive to be the provider system of choice in the communities we serve and to support our operations with unique enterprise capabilities and best-in-class
economies of scale. To achieve these objectives, we align our efforts around the following growth agenda:
Grow Our Presence in Existing Markets.
We believe we are well positioned in a number of large and growing markets that will allow us the opportunity to generate long-term, attractive growth through the expansion of our presence in these markets. We plan to continue recruiting and strategically collaborating with the physician community and developing comprehensive service lines such as cardiology, neurology, oncology, orthopedics and women’s services. Additional components of our growth strategy include providing access and convenience through developing various outpatient facilities, including, but not limited to surgery centers, urgent care clinics, freestanding emergency care facilities, imaging centers and home health and hospice services, as well as seeking to improve coordination of care and patient retention across our markets.
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
Recruit and Employ Physicians to Meet the Need for High Quality Health Services.
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
opportunities. To complement our
in-market
growth agenda, we intend to focus on selectively developing and acquiring new hospitals, outpatient facilities and other health care service providers. We believe the challenges faced by the hospital industry may continue to spur consolidation, and we believe our size, scale, national presence and access to capital will position us well to participate in any such consolidation.
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
Patients treated at hospitals for
non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care, and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. Patients treated at hospitals for non-elective
care, who have income above 400% of the federal poverty level, are eligible for certain other discounts which limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. We apply additional discounts to limit patient responsibility for certain emergency services. The federal poverty level is

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies and Estimates (continued)
Revenues (continued)

established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. We may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
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
To quantify the total impact of and trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2021	2020	2019
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$49,074	$44,271	$44,118

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.3%	12.0%	12.0%

Total uncompensated care	$29,642	$29,029	$31,105
Multiply by the cost-to-charges ratio	11.3%	12.0%	12.0%

Estimated cost of total uncompensated care	$3,350	$3,483	$3,733

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

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies and Estimates (continued)

Professional Liability Claims
We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our insurance subsidiary for losses up to $75 million per occurrence, subject, in most cases, to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We purchase excess insurance on an occurrence reported basis for losses in excess of amounts insured by our insurance subsidiary. Provisions for losses related to professional liability risks were $453 million, $435 million and $497 million for the years ended December 31, 2021, 2020 and 2019, respectively. During 2021, 2020 and 2019, we recorded reductions to the provision for professional liability risks of $87 million, $112 million and $50 million, respectively, due to the receipt of updated actuarial information.
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
Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.752 billion to $2.098 billion at December 31, 2021 and $1.710 billion to $2.050 billion at December 31, 2020. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $22 million or reduce the reserve estimate by $21 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $107 million or reduce the reserve estimate by $98 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies and Estimates (continued)
Professional Liability Claims (continued)

the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.
The reserves for professional liability risks cover approximately 2,100 and 2,300 individual claims at December 31, 2021 and 2020, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately four years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution
timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.
Reserves for professional liability risks were $2.022 billion and $1.963 billion at December 31, 2021 and 2020, respectively. The current portion of these reserves, $508 million and $477 million at December 31, 2021 and 2020, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $55 million and $39 million receivable under reinsurance and excess insurance contracts at December 31, 2021 and 2020, respectively) were $1.967 billion and $1.924 billion at December 31, 2021 and 2020, respectively. The estimated total net reserves for professional liability risks at December 31, 2021 and 2020 are comprised of $874 million and $833 million, respectively, of case reserves for known claims and $1.093 billion and $1.091 billion, respectively, of reserves for incurred but not reported claims.
Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2021	2020	2019
Net reserves for professional liability claims, January 1	$1,924	$1,781	$1,692
Provision for current year claims	530	519	499
Favorable development related to prior years’ claims	(77)	(84)	(2)

Total provision	453	435	497

Payments for current year claims	5	5	8
Payments for prior years’ claims	379	287	400

Total claim payments	384	292	408

Effect of new retroactive reinsurance contracts	(26)	—	—

Net reserves for professional liability claims, December 31	$1,967	$1,924	$1,781

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
Revenues increased 14.0% to $58.752 billion for 2021 from $51.533 billion for 2020 and increased 0.4% for 2020 from $51.336 billion for 2019. The increase in revenues in 2021 can be primarily attributed to the combined impact of a 6.8% increase in revenue per equivalent admission and a 6.8% increase in equivalent admissions compared to the prior year. The increase in revenues in 2020 can be primarily attributed to the net impact of a 10.5% increase in revenue per equivalent admission offset by a 9.2% decline in equivalent admissions compared to the prior year.
Same facility revenues increased 14.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020 and declined 0.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The 14.4% increase for 2021 can be primarily attributed to the combined impact of a 6.3% increase in revenue per equivalent admission and a 7.6% increase in equivalent admissions. The 0.1% decline for 2020 can be primarily attributed to the net impact of a 9.3% decline in same facility equivalent admissions offset by a 10.1% increase in same facility revenue per equivalent admission.
Consolidated admissions increased 4.0% during 2021 compared to 2020 and declined 4.7% during 2020 compared to 2019. Consolidated surgeries increased 8.9% during 2021 compared to 2020 and declined 10.9% during 2020 compared to 2019. Consolidated emergency room visits increased 13.8% during 2021 compared to 2020 and declined 18.7% during 2020 compared to 2019.
Same facility admissions increased 4.8% during 2021 compared to 2020 and declined 4.8% during 2020 compared to 2019. Same facility surgeries increased 9.0% during 2021 compared to 2020 and declined 10.7%

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

during 2020 compared to 2019, primarily driven by the pandemic-related impact on outpatient surgeries. Same facility emergency room visits increased 15.1% during 2021 compared to 2020 and declined 18.8% during 2020 compared to 2019. During the second quarter of 2021, our patient volumes improved as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased. For the remainder of 2021, our patient volumes exhibited consistent growth over the prior year, with the exception of inpatient surgeries, and included a resurgence of
COVID-19
admissions.
Same facility uninsured emergency room visits declined 6.3% and same facility uninsured admissions declined 3.5% during 2021 compared to 2020. Same facility uninsured emergency room visits declined 21.0% and same facility uninsured admissions declined 7.0% during 2020 compared to 2019. The decline in uninsured admissions in 2021, compared to 2020, was primarily due to the reimbursement received, as provided for under the Families First Coronavirus Response Act and subsequent legislation, for uninsured patients diagnosed with
COVID-19
and the resulting classification of those patients as an insured admission, as well as general declines in patient volumes resulting from the pandemic’s impact on our operations. The decline in uninsured admissions in 2020, compared to 2019, was primarily due to general declines in patient volumes resulting from the pandemic’s impact on our operations.
The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the years ended December 31, 2021, 2020 and 2019 are set forth below.

	Years Ended December 31,
	2021	2020	2019
Medicare	23%	26%	29%
Managed Medicare	21	20	18
Medicaid	5	5	5
Managed Medicaid	13	12	12
Managed care and insurers	31	29	28
Uninsured	7	8	8

	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, and managed care and insurers for the years ended December 31, 2021, 2020 and 2019 are set forth below.

	Years Ended December 31,
	2021	2020	2019
Medicare	23%	27%	28%
Managed Medicare	16	15	15
Medicaid	6	5	5
Managed Medicaid	6	6	5
Managed care and insurers	49	47	47

	100%	100%	100%

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Revenue/Volume Trends (continued)

At December 31, 2021, we owned and operated 46 hospitals and 30 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $13.670 billion, $11.442 billion and $11.494 billion for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, we owned and operated 45 hospitals and 35 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $15.344 billion, $13.528 billion and $13.101 billion for the years ended December 31, 2021, 2020 and 2019, respectively. During 2021, 2020 and 2019, 56% of our admissions for each year and 49%, 49% and 48%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 72% of our uninsured admissions each year during 2021, 2020 and 2019.
We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. In December 2017, the Centers for Medicare & Medicaid Services (“CMS”) announced that it would phase out federal matching funds for Designated State Health Programs under waivers granted under Section 1115 of the Social Security Act. The Texas Healthcare Transformation and Quality Improvement Program (“Texas Waiver Program”) currently operates pursuant to a Medicaid waiver. Without an extension, the waiver would expire September 30, 2022. While the lawsuit is pending, the Texas Health and Human Services Commission (“Texas HHSC”) has re-submitted its application to extend the Texas Waiver Program. Our Texas Medicaid revenues included Medicaid supplemental waiver payments of $534 million, $599 million and $416 million during 2021, 2020 and 2019, respectively. Additionally, the Texas HHSC’s proposed directed payment program has not yet been renewed for the current program year that began September 1, 2021. Our supplemental Medicaid revenues from the directed payment program have been, and will continue to be, negatively impacted until the Texas HHSC and CMS finalize certain components of the program.
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

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)

Operating Results Summary
The following are comparative summaries of operating results and certain operating data for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	2021		2020		2019
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues	$58,752	100.0	$51,533	100.0	$51,336	100.0

Salaries and benefits	26,779	45.6	23,874	46.3	23,560	45.9
Supplies	9,481	16.1	8,369	16.2	8,481	16.5
Other operating expenses	9,961	17.0	9,307	18.1	9,481	18.5
Equity in earnings of affiliates	(113)	(0.2)	(54)	(0.1)	(43)	(0.1)
Depreciation and amortization	2,853	4.9	2,721	5.3	2,596	5.0
Interest expense	1,566	2.7	1,584	3.1	1,824	3.6
Losses (gains) on sales of facilities	(1,620)	(2.8)	7	—	(18)	—
Losses on retirement of debt	12	—	295	0.6	211	0.4

	48,919	83.3	46,103	89.5	46,092	89.8

Income before income taxes	9,833	16.7	5,430	10.5	5,244	10.2
Provision for income taxes	2,112	3.6	1,043	2.0	1,099	2.1

Net income	7,721	13.1	4,387	8.5	4,145	8.1
Net income attributable to noncontrolling interests	765	1.3	633	1.2	640	1.3

Net income attributable to HCA Healthcare, Inc.	$6,956	11.8	$3,754	7.3	$3,505	6.8

% changes from prior year:
Revenues	14.0%		0.4%		10.0%
Income before income taxes	81.1		3.6		(1.7)
Net income attributable to HCA Healthcare, Inc.	85.3		7.1		(7.4)
Admissions(a)	4.0		(4.7)		5.2
Equivalent admissions(b)	6.8		(9.2)		6.6
Revenue per equivalent admission	6.8		10.5		3.2
Same facility % changes from prior year(c):
Revenues	14.4		(0.1)		5.9
Admissions(a)	4.8		(4.8)		2.8
Equivalent admissions(b)	7.6		(9.3)		3.5
Revenue per equivalent admission	6.3		10.1		2.3

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Operating Results Summary (continued)

Operating Data:
	2021	2020	2019
Number of hospitals at end of period	182	185	184
Number of freestanding outpatient surgical centers at end of period(a)	125	121	123
Number of licensed beds at end of period(b)	48,803	49,265	49,035
Weighted average beds in service(c)	42,148	42,246	41,510
Admissions(d)	2,089,975	2,009,909	2,108,927
Equivalent admissions(e)	3,536,238	3,312,330	3,646,335
Average length of stay (days)(f)	5.2	5.1	4.9
Average daily census(g)	29,752	27,734	28,134
Occupancy(h)	71%	66%	68%
Emergency room visits(i)	8,475,345	7,450,307	9,161,129
Outpatient surgeries(j)	1,008,236	882,483	1,009,947
Inpatient surgeries(k)	522,069	522,385	566,635
Days revenues in accounts receivable(l)	49	45	50
Outpatient revenues as a % of patient revenues(m)	37%	35%	39%

(a)	Excludes freestanding endoscopy centers (21 at December 31, 2021 and 2020, and 20 at December 31, 2019).
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Represents the average number of beds in service, weighted based on periods owned.
(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
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
Years Ended December 31, 2021 and 2020
Net income attributable to HCA Healthcare, Inc. totaled $6.956 billion, or $21.16 per diluted share, for 2021, compared to $3.754 billion, or $10.93 per diluted share, for 2020. The 2021 results include gains on sales of facilities of $1.620 billion, or $3.69 per diluted share, and losses on retirement of debt of $12 million, or $0.03 per diluted share. The 2020 results include losses on sales of facilities of $7 million, or $0.02 per diluted share, and losses on retirement of debt of $295 million, or $0.66 per diluted share. The 2020 results also include $60 million, or $0.13 per diluted share, of employee retention payroll tax credits, as provided for by the CARES Act. Revenues for 2021 and 2020, respectively, include $33 million, or $0.07 per diluted share, and $55 million, or $0.12 per diluted share, related to the settlement of Medicare outlier calculations for prior periods. Revenues for 2020 also include $69 million, or $0.15 per diluted share, related to the resolution of transaction price differences regarding certain services performed in prior periods. During 2021 and 2020, we recorded reductions to the provision for professional liability risks of $87 million, or $0.20 per diluted share, and $112 million, or $0.25 per diluted share, respectively. Our provisions for income taxes for 2021 and 2020 include tax benefits of $119 million, or $0.36 per diluted share, and $92 million, or $0.27 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 328.752 million shares and 343.605 million shares for the years ended December 31, 2021 and 2020, respectively. During 2021, we repurchased 37.812 million shares of our common stock.
During 2021, consolidated admissions increased 4.0% and same facility admissions increased 4.8% compared to 2020. Consolidated inpatient surgeries declined 0.1% and same facility inpatient surgeries increased 0.4% during 2021 compared to 2020. Emergency room visits increased 13.8% on a consolidated basis and increased 15.1% on a same facility basis during 2021 compared to 2020.
Revenues increased 14.0% to $58.752 billion for 2021 from $51.533 billion for 2020. The increase in revenues was primarily due to the combined impact of a 6.8% increase in revenue per equivalent admission and a 6.8% increase in equivalent admissions compared to 2020. Same facility revenues increased 14.4% due primarily to the combined impact of a 6.3% increase in revenue per equivalent admission and a 7.6% increase in equivalent admissions compared to 2020.
Salaries and benefits, as a percentage of revenues, were 45.6% in 2021 and 46.3% in 2020. Salaries and benefits per equivalent admission increased 5.1% in 2021 compared to 2020. Same facility labor rate increases averaged 7.5% for 2021 compared to 2020 primarily due to an increased utilization of contract, overtime and other premium rate labor costs during 2021 to support our clinical staff and address the surges of
COVID-19
cases during 2021. Share-based compensation expense was $440 million in 2021 and $362 million in 2020.
Supplies, as a percentage of revenues, were 16.1% in 2021 and 16.2% in 2020. Supply costs per equivalent admission increased 6.1% in 2021 compared to 2020. Supply costs per equivalent admission increased 3.4% for

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Years Ended December 31, 2021 and 2020 (continued)

medical devices, 6.6% for pharmacy supplies and 8.4% for general medical and surgical items in 2021 compared to 2020. The increase in pharmacy supplies is primarily related to COVID-19 therapies used in the surges of COVID-19 cases during 2021, and the increase in general medical and surgical items is primarily related to increased utilization of PPE and COVID-19 testing supplies.
Other operating expenses, as a percentage of revenues, were 17.0% in 2021 and 18.1% in 2020. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $453 million and $435 million for 2021 and 2020, respectively. During 2021 and 2020, we recorded reductions of $87 million, or $0.20 per diluted share, and $112 million, or $0.25 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.
Equity in earnings of affiliates was $113 million for 2021 and $54 million for 2020. The $59 million increase relates primarily to improved operating results of three equity method investments (two physician practices and a freestanding surgery center).
Depreciation and amortization, as a percentage of revenues, were 4.9% in 2021 and 5.3% in 2020. Depreciation expense was $2.826 billion for 2021 and $2.693 billion for 2020. The increase of $133 million in depreciation expense relates primarily to capital expenditures at our existing facilities (same facility depreciation expense increased $128 million).
Interest expense declined to $1.566 billion for 2021 from $1.584 billion for 2020. The $18 million decline in interest expense was due to a decline in the average effective interest rate. Our average debt balance was $32.109 billion for 2021 compared to $31.940 billion for 2020. The average interest rate for our long-term debt was 4.9% for 2021 and 5.0% for 2020.
Gains on sales of facilities were $1.620 billion for 2021, and losses on sales of facilities were $7 million for 2020. The gains on sales of facilities for 2021 are primarily related to the sales of five hospitals in Georgia and other health care entity investments.
During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into $2.000 billion of new term loan facilities (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire $3.657 billion of term loan facilities. The pretax loss on retirement of debt was $12 million. During February 2020, we issued $2.700 billion aggregate principal amount of 3.50% senior unsecured notes due 2030. During March 2020, we used the net proceeds for the redemption of all $1.000 billion outstanding aggregate principal amount of HCA Healthcare, Inc.’s 6.25% senior notes due 2021 and, together with available funds, for the redemption of all $2.000 billion outstanding aggregate principal amount of HCA Inc.’s 7.50% senior notes due 2022. The pretax loss on retirement of debt was $295 million.

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Results of Operations (continued)
Years Ended December 31, 2021 and 2020 (continued)

The effective tax rates were 23.3% and 21.7% for 2021 and 2020, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for 2021 and 2020 include tax benefits of $119 million and $92 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rates for 2021 and 2020 would have been 24.6% and 23.7%, respectively.
Net income attributable to noncontrolling interests increased from $633 million for 2020 to $765 million for 2021. The increase in net income attributable to noncontrolling interests related primarily to the partnership operations of two of our Texas markets and our surgery center partnerships.
For results of operations comparisons relating to years ending December 31, 2020 and 2019, refer to our annual report on Form
10-K,
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021.
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
Cash provided by operating activities totaled $8.959 billion in 2021 compared to $9.232 billion in 2020 and $7.602 billion in 2019. The $273 million decline in cash provided by operating activities for 2021, compared to 2020, was related to a negative change in working capital items of $1.781 billion, primarily from an increase in accounts receivable, offset by the increase in net income, excluding the non-cash impact of losses and gains on sales of facilities, losses on retirement of debt and depreciation and amortization. The $1.630 billion increase in cash provided by operating activities for 2020, compared to 2019, was primarily related to the increase in net income, excluding losses and gains on sales of facilities and losses on retirement of debt, of $330 million and positive changes in working capital items of $1.366 billion, primarily from the increase in accounts payable and accrued expenses and the collection of accounts receivable. During 2020, we deferred $688 million of Social Security taxes as allowed for under the CARES Act. Half of these taxes were paid in January 2022 and the remainder will be paid in 2023. Working capital totaled $3.960 billion at December 31, 2021 and $3.629 billion at December 31, 2020. Cash payments for interest and income taxes increased $1.075 billion for 2021 compared to 2020 and declined $154 million for 2020 compared to 2019.
Cash used in investing activities was $2.643 billion, $3.393 billion and $5.720 billion in 2021, 2020 and 2019, respectively. Excluding acquisitions, capital expenditures were $3.577 billion in 2021, $2.835 billion in 2020 and $4.158 billion in 2019. We expended $1.105 billion, $568 million and $1.682 billion for acquisitions of hospitals and health care entities during 2021, 2020 and 2019, respectively. In response to the risks the
COVID-19
pandemic presents to our business, we reduced certain planned projects and capital expenditures during 2020. Planned capital expenditures are expected to approximate $4.2 billion in 2022. At December 31, 2021, there were projects under construction which had an estimated additional cost to complete and equip over

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

the next five years of approximately $4.239 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Sales of hospitals and health care entities increased $2.092 billion for 2021, compared to 2020, primarily related to the proceeds from our sales of five hospitals in Georgia and other health care entity investments.
Cash used in financing activities totaled $6.655 billion in 2021, $4.677 billion in 2020 and $1.771 billion in 2019. During 2021, we had a net increase of $3.255 billion in our indebtedness, paid dividends of $624 million and paid $8.215 billion for repurchases of common stock. During 2020, we made net payments of $3.217 billion related to our indebtedness, paid dividends of $153 million and paid $441 million for repurchases of our common stock. During 2019, we had a net increase of $567 million in our indebtedness, paid dividends of $550 million and paid $1.031 billion for repurchases of our common stock. During 2021, 2020 and 2019, we made distributions to noncontrolling interests of $749 million, $626 million and $542 million, respectively.
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
During January 2020 and 2019, our Board of Directors authorized share repurchase programs for up to $4 billion ($2 billion for each authorization) of our outstanding common stock. During February 2021, our Board of Directors authorized an additional $6 billion for share repurchases of the Company’s outstanding common stock. The January 2020 and 2019 authorizations were completed during 2021, and at December 31, 2021, there was $586 million of share repurchase authorization that remained available under the February 2021 authorization. During January 2022, our Board of Directors authorized an additional $8 billion for share repurchases of the Company’s outstanding common stock. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.
During 2021, our Board of Directors declared four quarterly dividends of $0.48 per share, or $1.92 per share in the aggregate, on our common stock. On January 26, 2022, our Board of Directors declared a quarterly dividend of $0.56 per share on our common stock payable on March 31, 2022 to stockholders of record at the close of business on March 17, 2022. The timing and amount of future cash dividends will vary based on a number of factors, including future capital requirements for strategic transactions, share repurchases and investing in our existing markets, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determinations by our Board of Directors that cash dividends are in the best interest of stockholders and are in compliance with all applicable laws and agreements of the Company.
In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.640 billion as of December 31, 2021 and $3.258 billion as of January 31, 2022) and anticipated access to public and private debt and equity markets.
Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $541 million and $504 million at December 31, 2021 and 2020, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $154 million and $188 million at

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Liquidity and Capital Resources (continued)

December 31, 2021 and 2020, respectively. Our facilities are insured by our insurance subsidiary for losses up to $75 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.813 billion and $1.736 billion at December 31, 2021 and 2020, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $497 million. We estimate that approximately $448 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.
Financing Activities
We are a highly leveraged company with significant debt service requirements. Our debt totaled $34.579 billion and $31.004 billion at December 31, 2021 and 2020, respectively. Our interest expense was $1.566 billion for 2021 and $1.584 billion for 2020.
During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into $2.000 billion of new term loan facilities (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire $3.657 billion of term loan facilities.
Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for the foreseeable future.
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
The subsidiary guarantees may be automatically and unconditionally released and discharged upon certain customary events, including in the event such guarantee is released under our senior secured credit facilities. The indentures governing the senior secured notes include a “savings clause” intended to limit each subsidiary guarantor’s obligations as necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable law, which could reduce a subsidiary guarantor’s liability on its guarantee to zero. For further information regarding the guarantees, refer to the applicable indentures that are filed as exhibits to this annual report on Form
10-K.
Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the year ended December 31, 2021 and the summarized balance sheet information at December 31, 2021, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):

Year Ended December 31, 2021:
Year Ended December 31, 2021
Revenues	$34,889
Income before income taxes	6,061
Net income	4,666
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	4,564

At December 31, 2021:
December 31, 2021
Current assets	$8,268
Property and equipment, net	15,559
Goodwill and other intangible assets	5,694
Total noncurrent assets	22,370
Total assets	30,638
Current liabilities	5,697
Long-term debt, net	33,904
Intercompany balances	3,423
Income taxes and other liabilities	1,053
Total noncurrent liabilities	38,912
Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(14,124)
Noncontrolling interests	153

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

HCA HEALTHCARE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Market Risk
We are exposed to market risk related to changes in market values of securities. Our insurance subsidiaries held $541 million of investment securities at December 31, 2021. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2021, we had a net unrealized gain of $16 million on the insurance subsidiaries’ investment securities.
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
With respect to our interest-bearing liabilities, approximately $4.240 billion of long-term debt at December 31, 2021 was subject to variable rates of interest, while the remaining balance in long-term debt of $30.339 billion at December 31, 2021 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 4.9% for 2021 and 5.0% for 2020.
The estimated fair value of our total long-term debt was $38.541 billion at December 31, 2021. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $42 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.
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
Tax Examinations
The Internal Revenue Service (“IRS”) was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 return for one affiliated partnership at December 31, 2021. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form
10-K,
has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Healthcare, Inc.
Opinion on Internal Control over Financial Reporting
We have audited HCA Healthcare, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HCA Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HCA Healthcare, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
February 18, 2022
(c) Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Nominees for Election” and “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2022 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form
10-K
with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.
Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
We have a Code of Conduct which is applicable to all our directors, officers and employees (the “Code of Conduct”). The Code of Conduct is available on the Ethics and Compliance and Corporate Governance pages of our website at www.hcahealthcare.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form
8-K.
Our Code of Conduct is available free of charge upon request to our Investor Relations Department, HCA Healthcare, Inc., One Park Plaza, Nashville, TN 37203.

Item 11.	Executive Compensation
The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
This table provides certain information as of December 31, 2021 with respect to our equity compensation plans:
EQUITY COMPENSATION PLAN INFORMATION
(Share and share unit amounts in millions)

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	10.722	(1)	$113.15	(1)	21.463	(2)
Equity compensation plans not approved by security holders	—		—		—

Total	10.722		$113.15		21.463

(1)
Includes 2.191 million restricted share units which vest solely based upon continued employment over a specific period of time and 2.083 million performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The performance share units reported reflect the number of performance share units that would vest upon achievement of target performance; the number of performance share units that vest can vary from zero (for actual performance less than 90% of target) to two times the units granted (for actual performance of 110% or more of target). The weighted average exercise price does not take these restricted share units and performance share units into account.

(2)
Includes 16.290 million shares available for future grants under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates and 5.173 million shares of common stock reserved for future issuance under the HCA Holdings, Inc. Employee Stock Purchase Plan.

*	For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

3.1
—   Amended and Restated Certificate of Incorporation of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

3.2
—   Second Amended and Restated Bylaws of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).

4.1	— Description of Registered Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).

4.2
—   Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference).

4.3
—   Security Agreement, dated as of November 17, 2006, by and among HCA Inc., the subsidiary grantors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).

4.4
—   Pledge Agreement, dated as of November 17, 2006, by and among HCA Inc., the subsidiary pledgors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).

4.5(a)
—   $13,550,000,000 — €1,000,000,000 Credit Agreement, dated as of November 17, 2006, by and among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).

4.5(b)
—   Amendment No. 1 to the Credit Agreement, dated as of February 16, 2007, by and among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

4.5(c)
—   Amendment No. 2 to the Credit Agreement, dated as of March 2, 2009, by and among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).

4.5(d)
—   Amendment No. 3 to the Credit Agreement, dated as of June 18, 2009, by and among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2009, and incorporated herein by reference).

4.5(e)
—   Extension Amendment No. 1 to the Credit Agreement, dated as of April 6, 2010, by and among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2010, and incorporated herein by reference).

4.5(f)
—   Amended and Restated Joinder Agreement No. 1, dated as of November 8, 2010, by and among each of the financial institutions listed as a “Replacement-1 Revolving Credit Lender” on Schedule A thereto, HCA Inc., Bank of America, N.A., as Administrative Agent and as Collateral Agent, and the other parties listed on the signature pages thereto (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

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

4.5(i)
—   Restatement Agreement, dated as of February 26, 2014, to (i) the Credit Agreement, dated as of November 17, 2006 and as amended and restated as of May 4, 2011, by and among the HCA Inc., HCA UK Capital Limited, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent and (ii) the U.S. Guarantee, dated as of November 17, 2006, by and among the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 28, 2014, and incorporated herein by reference).

4.5(j)
—   Supplement No. 14, dated as of November 9, 2015, to the U.S. Guarantee, dated as of November 17, 2006 and amended and restated on February 26, 2014, by and among the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.4(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).

4.5(k)	— Schedule of Omitted Supplements to the U.S. Guarantee, dated as of November 17, 2006 and amended and restated on February 26, 2014, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.5(l)
—   Restatement Agreement, dated as of June 28, 2017, to the Credit Agreement, dated as of November 17, 2006, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 30, 2017, and incorporated herein by reference).

4.5(m)
—   Joinder Agreement No. 8, dated as of July 16, 2019, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 22, 2019, and incorporated herein by reference).

4.5(n)
—   Joinder Agreement No. 9, dated as of October 8, 2019, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 10, 2019, and incorporated herein by reference).

4.5(o)
—   Joinder Agreement No. 10, dated as of November 20, 2019, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 21, 2019, and incorporated herein by reference).

4.5(p)
—   Restatement Agreement, dated as of June 30, 2021, to the Credit Agreement, dated as of November 17, 2006, by and among HCA Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

4.6(a)
—   Security Agreement, dated as November 17, 2006, and amended and restated as of March 2, 2009, by and among the Company, the Subsidiary Grantors named therein and Bank of America, N.A., as Collateral Agent (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).

4.6(b)
—   Supplement No. 2, dated as of October 27, 2011, to the Amended and Restated Security Agreement, dated as of March 2, 2009, as supplemented, by and among the subsidiary grantor named therein and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).

4.6(c)	— Schedule of Omitted Supplements to the Security Agreement, dated as of November 17, 2006 and amended and restated as of March 2, 2009, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.7(a)
—   Pledge Agreement, dated as of November 17, 2006, and amended and restated as of March 2, 2009, by and among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).

4.7(b)
—   Supplement No. 1 dated as of October 27, 2011 to the Amended and Restated Pledge Agreement, dated as of March 2, 2009, by and among the subsidiary pledgors named therein and Bank of America, N.A., as collateral agent (filed as Exhibit 4.6(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).

4.7(c)	— Schedule of Omitted Supplements to the Pledge Agreement, dated as of November 6, 2006 and amended and restated as of March 2, 2009, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

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

4.8(d)
—   Restatement Agreement, dated as of June 28, 2017, to the Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., as borrower, the subsidiary borrowers party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 30, 2017, and incorporated herein by reference).

4.8(e)
—   Joinder Agreement, dated as of January 3, 2018, to the Credit Agreement, dated as of September 30, 2011 (as amended and restated on March 7, 2014, as further amended on October 30, 2014, and as further amended and restated on June 28, 2017), by and among the subsidiary borrowers party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.7(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).

4.8(f)
—   Restatement Agreement, dated as of June 30, 2021, to the Credit Agreement, dated as of September 30, 2011, by and among HCA Inc., as parent borrower, the subsidiary borrowers party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

4.9(a)
—   Security Agreement, dated as of September 30, 2011, by and among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 3, 2011, and incorporated herein by reference).

4.9(b)
—   Supplement No. 1, dated as of October 27, 2011, to the Security Agreement dated as of September 30, 2011, by and among the subsidiary borrower party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.8(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).

4.9(c)	— Schedule of Omitted Supplements to the Security Agreement dated as of September 30, 2011, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.10(a)
—   General Intercreditor Agreement, dated as of November 17, 2006, by and between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.10(b)
—   Receivables Intercreditor Agreement, dated as of November 17, 2006, by and among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.10(c)
—   First Lien Intercreditor Agreement, dated as of April 22, 2009, by and among Bank of America, N.A. as Collateral Agent, Bank of America, N.A. as Authorized Representative under the Credit Agreement and Law Debenture Trust Company of New York as the Initial Additional Authorized Representative (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).

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

4.10(e)
—   Additional Receivables Intercreditor Agreement, dated as of August 1, 2011, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

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

4.11
—   Registration Rights Agreement, dated as of November 22, 2010, by and among HCA Holdings, Inc., Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

4.12
—   Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.13
—   Assignment and Assumption Agreement, dated as of February 10, 1994, by and between HCA-Hospital Corporation of America and Columbia Healthcare Corporation relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(a)
—   Indenture, dated as of December 16, 1993, by and between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.16(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(b)
—   First Supplemental Indenture, dated as of May 25, 2000, by and between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(c)
—   Second Supplemental Indenture, dated as of July 1, 2001, by and between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(c) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(d)
—   Third Supplemental Indenture, dated as of December 5, 2001, by and between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.16(d) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.14(e)
—   Fourth Supplemental Indenture, dated as of November 14, 2006, by and between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006, and incorporated herein by reference).

4.15	— Form of 7.5% Debenture due 2023 (filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.16	— Form of 8.36% Debenture due 2024 (filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.17	— Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.18	— Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.19	— Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.20	— Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.21	— Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.22	— 7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 6, 2003, and incorporated herein by reference).

4.23	— Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.24
—   Indenture dated as of August 1, 2011, by and among HCA Inc., the guarantors named on Schedule I thereto, Delaware Trust Company (as successor to Law Debenture Trust Company of New York), as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-226709), and incorporated herein by reference).

4.25
—   Supplemental Indenture No. 5, dated as of October 23, 2012, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Unsecured Notes) (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.26(a)
—   Supplemental Indenture No. 6, dated as of October 23, 2012, by and among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Secured Notes) (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed October 23, 2012, and incorporated herein by reference).

4.26(b)
—   Supplemental Indenture, dated as of March 31, 2020, by and among the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.13(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference).

4.26(c)	— Schedule of Omitted Supplemental Indentures to Supplemental Indentures, filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

4.27	— Form of 5.875% Senior Notes due 2023 (included in Exhibit 4.25).

4.28	— Form of 4.75% Senior Secured Notes due 2023 (included in Exhibit 4.26(a)).

4.29
—   Indenture, dated as of December 6, 2012, by and among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.30
—   Supplemental Indenture No. 8, dated as of March 17, 2014, by and among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 21, 2014, and incorporated herein by reference).

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

4.33
—   Supplemental Indenture No. 10, dated as of October 17, 2014, by and among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 17, 2014, and incorporated herein by reference).

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

4.36
—   Supplemental Indenture No. 11, dated as of January 16, 2015, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 16, 2015, and incorporated herein by reference).

4.37	— Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.36).

4.38
—   Supplemental Indenture No. 12, dated as of May 20, 2015, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 20, 2015, and incorporated herein by reference).

4.39
—   Supplemental Indenture No. 13, dated as of November 13, 2015, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2015, and incorporated herein by reference).

4.40	— Form of 5.875% Senior Notes due 2026 (included in Exhibit 4.39).

4.41
—   Supplemental Indenture No. 14, dated as of December 8, 2015, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 8, 2015, and incorporated herein by reference).

4.42
—   Supplemental Indenture No. 15, dated as of March 15, 2016, by and among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 15, 2016, and incorporated herein by reference).

4.43	— Form of 5.250% Senior Secured Notes due 2026 (included in Exhibit 4.42).

4.44
—   Additional Receivables Intercreditor Agreement, dated as of March 15, 2016, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed March 15, 2016, and incorporated herein by reference).

4.45
—   Supplemental Indenture No. 16, dated as of August 15, 2016, by and among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 15, 2016, and incorporated herein by reference).

4.46	— Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.45).

4.47
—   Additional Receivables Intercreditor Agreement, dated as of August 15, 2016, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed August 15, 2016, and incorporated herein by reference).

4.48
—   Supplemental Indenture No. 17, dated as of December 9, 2016, by and among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 9, 2016, and incorporated herein by reference).

4.49
—   Supplemental Indenture No. 18, dated as of June 22, 2017, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 22, 2017, and incorporated herein by reference).

4.50	— Form of 5.500% Senior Secured Notes due 2047 (included in Exhibit 4.49).

4.51
—   Additional Receivables Intercreditor Agreement, dated as of June 22, 2017, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed June 22, 2017, and incorporated herein by reference).

4.52
—   Supplemental Indenture No. 19, dated as of August 23, 2018, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 23, 2018, and incorporated herein by reference).

4.53	— Form of 5.375% Senior Notes Due 2026 (included in Exhibit 4.52).

4.54
—   Supplemental Indenture No. 20, dated as of August 23, 2018, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 23, 2018, and incorporated herein by reference).

4.55	— Form of 5.625% Senior Notes Due 2028 (included in Exhibit 4.54).

4.56
—   Supplemental Indenture No. 21, dated as of January 22, 2019, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 22, 2019, and incorporated herein by reference).

4.57
—   Supplemental Indenture No. 22, dated as of January 30, 2019, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2019, and incorporated herein by reference).

4.58	— Form of 5.875% Senior Notes Due 2029 (included in Exhibit 4.57).

4.59
—   Supplemental Indenture No. 23, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.60
—   Supplemental Indenture No. 24, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.61
—   Supplemental Indenture No. 25, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.62	— Form of 4 1/8% Senior Secured Notes due 2029 (included in Exhibit 4.59).

4.63	— Form of 5 1/8% Senior Secured Notes due 2039 (included in Exhibit 4.60).

4.64	— Form of 5 1/4% Senior Secured Notes due 2049 (included in Exhibit 4.61).

4.65
—   Additional Receivables Intercreditor Agreement, dated as of June 12, 2019, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.66
—   Supplemental Indenture No. 26, dated as of February 26, 2020, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2020, and incorporated herein by reference).

4.67	— Form of 3.500% Senior Notes Due 2030 (included in Exhibit 4.66).

4.68
—   Supplemental Indenture No. 27, dated as of June 30, 2021, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

4.69
—   Supplemental Indenture No. 28, dated as of June 30, 2021, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

4.70	— Form of 2 3/8% Senior Secured Notes Due 2031 (included in Exhibit 4.68).

4.71	— Form of 3 1/2% Senior Secured Notes Due 2051 (included in Exhibit 4.69).

4.72
—   Additional Receivables Intercreditor Agreement, dated as of June 30, 2021, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

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

10.2(b)
—   First Amendment to 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).*

10.2(c)
—   Second Amendment to the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.3(a)
—   Management Stockholder’s Agreement, dated November 17, 2006 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

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

10.6
—   Retirement Agreement, dated as of January 1, 2002, by and between the Company and Thomas F. Frist, Jr., M.D. (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*

10.7(a)
—   Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.7(b)
—   Amendment, dated December 22, 2020, to Amended and Restated HCA Supplemental Executive Retirement Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.8(a)
—   Amended and Restated HCA Restoration Plan, effective December 22, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.8(b)
—   Amendment to the Amended and Restated HCA Restoration Plan, effective June 5, 2020 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference).*

10.9(a)
—   Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 , and incorporated herein by reference).*

10.9(b)
—   Employment Agreement dated November 16, 2006 (Charles J. Hall) (filed as Exhibit 10.28(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference).*

10.9(c)
—   Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.9(d)
—   Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.9(e)
—   Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen) (filed as Exhibit 10.23(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.9(f)
—   Amendment to Employment Agreement effective January 27, 2016 (Charles J. Hall) (filed as Exhibit 10.23(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.9(g)
—   Fourth Amendment to Employment Agreement effective November 14, 2016 (Samuel N. Hazen) (filed as Exhibit 10.16(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference).*

10.9(h)
—   Fifth Amendment to Employment Agreement effective January 1, 2019 (Samuel N. Hazen) (filed as Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).*

10.10
—   Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, by and between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 , and incorporated herein by reference).

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

10.20
—   Form of 2016 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.21
—   Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).*

10.22
—   Form of 2017 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference).*

10.23
—   Form of 2018 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference).*

10.24
—   Form of 2019 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).*

10.25
—   Form of 2019 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).*

10.26
—   HCA Healthcare, Inc. 2019 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2019, and incorporated herein by reference).*

10.27
—   Form of 2020 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference).*

10.28
—   Form of 2020 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference).*

10.29
—   2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc., and its Affiliates (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, and incorporated herein by reference).*

10.30
—   Form of Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.31
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

10.33
—   HCA Healthcare, Inc. 2020 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2020, and incorporated herein by reference).*

10.34
—   Form of Director Restricted Share Unit Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.2 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference).*

10.35
—   Form of 2021 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.36
—   Form of 2021 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.37
—   HCA Healthcare, Inc. 2021 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2021, and incorporated herein by reference).*

10.38	— Form of 2022 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

10.39	— Form of 2022 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

21	— List of Subsidiaries.

22	— List of Subsidiary Guarantors and Pledged Securities.

23	— Consent of Ernst & Young LLP.

31.1	— Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
—   The following financial information from our annual report on
Form 10-K
for the year ended December 31, 2021, filed with the SEC on February 18, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2021 and 2020, (ii) the consolidated income statements for the years ended December 31, 2021, 2020 and 2019, (iii) the consolidated comprehensive income statements for the years ended December 31, 2021, 2020 and 2019, (iv) the consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2021, 2020 and 2019, (v) the consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019, and (vi) the notes to consolidated financial statements.

104	— The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Management compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HEALTHCARE, INC.

By:	/S/ S AMUEL N. H AZEN
Samuel N. Hazen Chief Executive Officer
Dated: February 18, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ S AMUEL N. H AZEN Samuel N. Hazen	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2022

/S/ W ILLIAM B. R UTHERFORD William B. Rutherford	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2022

/S/ T HOMAS F. F RIST III Thomas F. Frist III	Chairman and Director	February 18, 2022

/S/ M EG G. C ROFTON Meg G. Crofton	Director	February 18, 2022

/S/ R OBERT J. D ENNIS Robert J. Dennis	Director	February 18, 2022

/S/ N ANCY -A NN D E P ARLE Nancy-Ann DeParle	Director	February 18, 2022

/S/ W ILLIAM R. F RIST William R. Frist	Director	February 18, 2022

/S/ C HARLES O. H OLLIDAY , J R . Charles O. Holliday, Jr.	Director	February 18, 2022

/S/ H UGH F. J OHNSTON Hugh F. Johnston	Director	February 18, 2022

/S/ M ICHAEL W. M ICHELSON Michael W. Michelson	Director	February 18, 2022

/S/ W AYNE J. R ILEY Wayne J. Riley	Director	February 18, 2022

/S/ A NDREA B. S MITH Andrea B. Smith	Director	February 18, 2022

HCA HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HCA Healthcare, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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

Revenue Recognition

Description of the Matter
For the year ended December 31, 2021, the Company’s revenues were $58.752 billion. As discussed in Note 1 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care, commercial, and governmental insurance plans are based upon the payment terms specified in the related contractual agreements or as mandated under government payer programs. Management continually reviews the contractual allowances estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care insurance coverage may have discounts applied (uninsured discounts and contractual discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues and accounts receivable at the estimated amounts the Company expects to collect. The primary collection risks relate to uninsured patient accounts, including amounts owed from patients after insurance has paid the amounts covered by the applicable agreement. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

Auditing management’s estimates of contractual allowances and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How We Addressed the Matter in Our Audit
We tested internal controls that address the risks of material misstatement related to the measurement and valuation of revenues, including estimation of contractual allowances and implicit price concessions. For example, we tested management’s internal controls over the key data inputs to the contractual allowance and implicit price concession models, significant assumptions underlying management’s models, and management’s internal controls over retrospective hindsight reviews of historical reserve accuracy.

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

Professional Liability Claims

Description of the Matter	At December 31, 2021, the Company’s reserves for professional liability risks were $2.022 billion and the Company’s related provision for losses for the year ended December 31, 2021 was $453 million. As discussed in Note 1 to the consolidated financial statements, reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred and unpaid as of the consolidated balance sheet date. Management determines professional liability reserves and provisions for losses using individual case-basis valuations and actuarial analyses. Trends in the average frequency (number of claims) and ultimate average severity (cost per claim) of claims are significant assumptions in estimating the reserves.

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
Nashville, Tennessee
February 18, 2022

HCA HEALTHCARE, INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Dollars in millions, except per share amounts)

	2021	2020	2019
Revenues	$58,752	$51,533	$51,336

Salaries and benefits	26,779	23,874	23,560
Supplies	9,481	8,369	8,481
Other operating expenses	9,961	9,307	9,481
Equity in earnings of affiliates	(113)	(54)	(43)
Depreciation and amortization	2,853	2,721	2,596
Interest expense	1,566	1,584	1,824
Losses (gains) on sales of facilities	(1,620)	7	(18)
Losses on retirement of debt	12	295	211

	48,919	46,103	46,092

Income before income taxes	9,833	5,430	5,244
Provision for income taxes	2,112	1,043	1,099

Net income	7,721	4,387	4,145
Net income attributable to noncontrolling interests	765	633	640

Net income attributable to HCA Healthcare, Inc.	$6,956	$3,754	$3,505

Per share data:
Basic earnings per share	$21.52	$11.10	$10.27
Diluted earnings per share	$21.16	$10.93	$10.07
Shares used in earnings per share calculations (in millions):
Basic	323.315	338.274	341.210
Diluted	328.752	343.605	348.226

The accompanying notes are an integral part of the cons
o
lidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Dollars in millions)

	2021	2020	2019
Net income	$7,721	$4,387	$4,145
Other comprehensive income (loss) before taxes:
Foreign currency translation	(9)	18	5

Unrealized (losses) gains on available-for-sale securities	(16)	14	15

Defined benefit plans	87	(71)	(63)
Pension costs included in salaries and benefits	28	28	13

	115	(43)	(50)

Change in fair value of derivative financial instruments	1	(66)	(50)
Interest costs (benefits) included in interest expense	37	24	(17)

	38	(42)	(67)

Other comprehensive income (loss) before taxes	128	(53)	(97)
Income taxes (benefits) related to other comprehensive income items	30	(11)	(18)

Other comprehensive income (loss)	98	(42)	(79)

Comprehensive income	7,819	4,345	4,066
Comprehensive income attributable to noncontrolling interests	765	633	640

Comprehensive income attributable to HCA Healthcare, Inc.	$7,054	$3,712	$3,426

The accompanying notes are an integral part of t
h
e consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 AND 2020
(Dollars in millions)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,451	$1,793
Accounts receivable	8,095	7,051
Inventories	1,986	2,025
Other	2,010	1,464

	13,542	12,333

Property and equipment, at cost:
Land	2,496	2,269
Buildings	19,211	18,471
Equipment	28,256	27,082
Construction in progress	1,387	1,495

	51,350	49,317
Accumulated depreciation	(27,287)	(26,118)

	24,063	23,199

Investments of insurance subsidiaries	438	388
Investments in and advances to affiliates	448	422
Goodwill and other intangible assets	9,540	8,578
Right-of-use operating lease assets	2,113	2,024
Other	598	546

	$50,742	$47,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,111	$3,535
Accrued salaries	1,912	1,720
Other accrued expenses	3,322	3,240
Long-term debt due within one year	237	209

	9,582	8,704

Long-term debt, less debt issuance costs and discounts of $248 and $236	34,342	30,795
Professional liability risks	1,514	1,486
Right-of-use operating lease obligations	1,755	1,673
Income taxes and other liabilities	2,060	1,940
Stockholders’ equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 305,476,800 shares — 2021 and 339,425,600 shares — 2020	3	3
Capital in excess of par value	—	294
Accumulated other comprehensive loss	(404)	(502)
Retained earnings (deficit)	(532)	777

Stockholders’ equity (deficit) attributable to HCA Healthcare, Inc.	(933)	572
Noncontrolling interests	2,422	2,320

	1,489	2,892

	$50,742	$47,490

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.					Equity Attributable to Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares (in millions)	Par Value
Balances, December 31, 2018	342.895	$3	$—	$(381)	$(4,572)	$2,032	$(2,918)
Comprehensive income (loss)				(79)	3,505	640	4,066
Repurchase of common stock	(7.949)		(302)		(729)		(1,031)
Share-based benefit plans	3.500		313				313
Cash dividends declared ($1.60 share)					(555)		(555)
Distributions						(542)	(542)
Other			(11)			113	102

Balances, December 31, 2019	338.446	3	—	(460)	(2,351)	2,243	(565)
Comprehensive income (loss)				(42)	3,754	633	4,345
Repurchase of common stock	(3.287)				(441)		(441)
Share-based benefit plans	4.267		300		(35)		265
Cash dividends declared ($0.43 share)					(150)		(150)
Distributions						(626)	(626)
Other			(6)			70	64

Balances, December 31, 2020	339.426	3	294	(502)	777	2,320	2,892
Comprehensive income				98	6,956	765	7,819
Repurchase of common stock	(37.812)		(578)		(7,637)		(8,215)
Share-based benefit plans	3.863		280				280
Cash dividends declared ($1.92 share)					(628)		(628)
Distributions						(749)	(749)
Other			4			86	90

Balances, December 31, 2021	305.477	$3	$—	$(404)	$(532)	$2,422	$1,489

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Dollars in millions)

	2021	2020	2019
Cash flows from operating activities:
Net income	$7,721	$4,387	$4,145
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(962)	327	(326)
Inventories and other assets	(540)	(304)	(158)
Accounts payable and accrued expenses	999	1,255	396
Depreciation and amortization	2,853	2,721	2,596
Income taxes	(70)	41	250
Losses (gains) on sales of facilities	(1,620)	7	(18)
Losses on retirement of debt	12	295	211
Amortization of debt issuance costs	27	30	30
Share-based compensation	440	362	347
Other	99	111	129

Net cash provided by operating activities	8,959	9,232	7,602

Cash flows from investing activities:
Purchase of property and equipment	(3,577)	(2,835)	(4,158)
Acquisition of hospitals and health care entities	(1,105)	(568)	(1,682)
Sales of hospitals and health care entities	2,160	68	61
Change in investments	(117)	(20)	25
Other	(4)	(38)	34

Net cash used in investing activities	(2,643)	(3,393)	(5,720)

Cash flows from financing activities:
Issuances of long-term debt	4,344	2,700	6,451
Net change in revolving credit facilities	2,780	(2,480)	(560)
Repayment of long-term debt	(3,869)	(3,437)	(5,324)
Distributions to noncontrolling interests	(749)	(626)	(542)
Payment of debt issuance costs	(38)	(35)	(73)
Payment of dividends	(624)	(153)	(550)
Repurchase of common stock	(8,215)	(441)	(1,031)
Other	(284)	(205)	(142)

Net cash used in financing activities	(6,655)	(4,677)	(1,771)

Effect of exchange rate changes on cash and cash equivalents	(3)	10	8

Change in cash and cash equivalents	(342)	1,172	119
Cash and cash equivalents at beginning of period	1,793	621	502

Cash and cash equivalents at end of period	$1,451	$1,793	$621

Interest payments	$1,502	$1,607	$1,914
Income tax payments, net	$2,182	$1,002	$849

The accompanying notes are a
n
 integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ACCOUNTING POLICIES
Reporting Entity
HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2021 these affiliates owned and operated 182 hospitals, 125 freestanding surgery centers, 21 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
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
The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $400 million, $416 million and $370 million for the years ended December 31, 2021, 2020 and 2019, respectively.
COVID-19
Pandemic
On March 11, 2020, the World Health Organization designated
COVID-19
as a global pandemic. Patient volumes and the related revenues for most of our services were significantly impacted during the latter portion of the first quarter and the first half of the second quarter of 2020 and have continued to be impacted as various policies were implemented by federal, state and local governments in response to the
COVID-19
pandemic. During the second quarter of 2021, our patient volumes improved as the effects of the pandemic moderated and certain pandemic-related restrictions and policies were eased. For the remainder of 2021, our patient volumes exhibited consistent growth over the prior year, with the exception of inpatient surgeries, and included a resurgence of
COVID-19
admissions and the
re-imposition
of pandemic-related restrictions in certain markets. We believe the extent of the
COVID-19
pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent the pandemic will impact our operations.

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

	Years Ended December 31,
	2021	Ratio	2020	Ratio	2019	Ratio
Medicare	$10,447	17.8%	$10,420	20.2%	$10,798	21.0%
Managed Medicare	8,424	14.3	6,997	13.6	6,452	12.6
Medicaid	2,290	3.9	1,965	3.8	1,572	3.1
Managed Medicaid	3,124	5.3	2,621	5.1	2,450	4.8
Managed care and other insurers	30,295	51.6	26,535	51.5	26,544	51.6
International (managed care and other insurers)	1,336	2.3	1,120	2.2	1,162	2.3
Other	2,836	4.8	1,875	3.6	2,358	4.6

Revenues	$58,752	100.0%	$51,533	100.0%	$51,336	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)
Revenues (continued)

Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the respective year resulted in net increases to revenues of $53 million, $70 million and $51 million in 2021, 2020 and 2019, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in a net increase to revenues of $19 million in 2021, a net reduction to revenues of $5 million in 2020 and a net increase to revenues of $13 million in 2019.
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
Patients treated at hospitals for
non-elective
care, who have income at or below 400% of the federal poverty level, are eligible for charity care, and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. Patients treated at hospitals for non-elective
care, who have income above 400% of the federal poverty level, are eligible for certain other discounts which limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. We apply additional discounts to limit patient responsibility for certain emergency services. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. We may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
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
The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)
Revenues (continued)

receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period
comparisons of our revenues. At December 31, 2021 and 2020, estimated implicit price concessions of $6.784 billion and $6.108 billion, respectively, had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect.
To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2021	2020	2019
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$49,074	$44,271	$44,118

Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.3%	12.0%	12.0%

Total uncompensated care	$29,642	$29,029	$31,105
Multiply by the cost-to-charges ratio	11.3%	12.0%	12.0%

Estimated cost of total uncompensated care	$3,350	$3,483	$3,733

The total uncompensated care amounts include charity care of $13.644 billion, $13.763 billion and $13.260 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated cost of charity care was $1.542 billion, $1.652 billion and $1.591 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $536 million and $495 million at December 31, 2021 and 2020, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)

Accounts Receivable
We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable. Days revenues in accounts receivable were 49 days, 45 days and 50 days at December 31, 2021, 2020 and 2019, respectively. The five-day decline during 2020 was primarily related to the COVID-19 impacts of continuing to collect our accounts receivable from the pre-COVID-19 period, while experiencing lower revenues (primarily during the first and second quarters of 2020) that slowed the return of our accounts receivable balances back to pre-COVID-19 levels in 2021. Changes in general economic conditions, patient accounting service center operations, payer mix, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.
Inventories
Inventories are stated at the lower of cost
(first-in,
first-out)
or market.
Property and Equipment
Depreciation expense, computed using the straight-line method, was $2.826 billion in 2021, $2.693 billion in 2020 and $2.579 billion in 2019. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.
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
Investments of Insurance Subsidiaries
At December 31, 2021 and 2020, the investment securities held by our insurance subsidiaries were classified as
“available-for-sale”
as defined in Accounting Standards Codification (“ASC”) No. 320,
Investments — Debt Securities
and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in fair value are due to credit-related or noncredit-related factors. Our investment securities evaluation process involves subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether a credit-related impairment has occurred. We evaluate, among other things, the financial position and

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)
Investments of Insurance Subsidiaries (continued)

near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered to be a credit-related impairment. The extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process
.
Goodwill and Intangible Assets
Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2021, 2020 or 2019.
During 2021, goodwill increased by $1.002 billion related to acquisitions and declined by $75 million related to foreign currency translation and other adjustments. During 2020, goodwill increased by $279 million related to acquisitions, including the finalization of the accounting for certain prior year acquisitions, and declined by $9 million related to foreign currency translation and other adjustments.
During 2021, identifiable intangible assets increased by $60 million related to acquisitions and declined by $25 million due to amortization and other adjustments. During 2020, identifiable intangible assets increased by $65 million related to acquisitions, including the finalization of the accounting for certain prior year acquisitions, and declined by $26 million due to amortization and other adjustments. Identifiable intangible assets with finite lives
are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amounts of amortizable

identifiable intangible assets at December 31, 2021 and 2020 were $274 million and $249 million, respectively, and accumulated amortization was

$175 million and $149 million, respectively. The gross carrying amounts of indefinite-lived identifiable intangible assets at December 31, 2021 and

2020 were $304 million and $269 million, respectively. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual

impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.
Debt Issuance Costs and Discounts
Debt issuance costs and discounts are amortized based upon the terms of the respective debt obligations. The gross carrying amount of debt issuance costs and discounts at December 31, 2021 and 2020 was $446 million and $411 million, respectively, and accumulated amortization was $198 million and $175 million, respectively. Amortization of debt issuance costs and discounts is included in interest expense and was $27 million, $30 million and $30 million for 2021, 2020 and 2019, respectively.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Claims
Reserves for professional liability risks were $2.022 billion and $1.963 billion at December 31, 2021 and 2020, respectively. The current portion of the reserves, $508 million and $477 million at December 31, 2021 and 2020, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $453 million, $435 million and $497 million for 2021, 2020 and 2019, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. During 2021, 2020 and 2019, we recorded reductions to the provision for professional liability risks of $87 million, $112 million and $50 million, respectively, due to the receipt of updated actuarial information. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,100 and 2,300 individual claims at December 31, 2021 and 2020, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2021 and 2020, $384 million and $292 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.
A portion of our professional liability risks is insured through our insurance subsidiary. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our insurance subsidiary for losses up to $75 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.
The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts include $44 million and $31 million at December 31, 2021 and 2020, respectively, recorded in “other assets,” and $11 million and $8 million at December 31, 2021 and 2020, respectively, recorded in “other current assets.”
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
The net interest paid or received on interest rate swaps is recognized as an adjustment to interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining term of the debt originally associated with the terminated swap.
Noncontrolling Interests in Consolidated Entities
The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities.
NOTE 2 — SHARE-BASED COMPENSATION
Stock Incentive Plans
Our stock incentive plans are designed to promote the long-term financial interests and growth of the Company by attracting and retaining management and other personnel, motivating them to achieve long range goals and aligning their interests with those of our stockholders through opportunities for stock-based compensation and stock ownership in the Company. Stock option, stock appreciation right (“SARs”) and restricted share unit (“RSUs”) grants vest solely based upon continued employment over a specific period of time, and performance share unit (“PSUs”) grants vest based upon both continued employment over a specific period of time and the achievement of predetermined financial targets over a specific period of time. At December 31, 2021 there were
16.290 million shares available for future grants.
Employee Stock Purchase Plan
Our employee stock purchase plan (“ESPP”) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2021, 5.173 million shares of common stock were reserved for ESPP issuances. During 2021, 2020 and 2019, the Company recognized $15 million, $13 million and $12 million, respectively, of compensation expense related to the ESPP.
Stock Option, SAR, RSU and PSU Activity
The fair value of each stock option and SAR award is estimated on the grant date, using valuation models and the weighted average assumptions indicated in the following table. Awards under our stock incentive plans generally vest based on continued employment (“Time Stock Options and SARs” and “RSUs”) or based upon continued employment and the achievement of certain financial targets (“Performance Stock Options and SARs” and “PSUs”). PSUs have a three-year cumulative earnings per share target, and the number of PSUs earned can vary from zero (for actual performance of less than 90% of target for 2021, 2020 and 2019 grants) to two times the original PSU grant (for actual performance of 110% or more of target for 2021, 2020 and 2019 grants). Each

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (continued)
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

	2021	2020	2019
Risk-free interest rate	0.68%	1.44%	2.50%
Expected volatility	36%	27%	27%
Expected life, in years	6.17	6.15	6.18
Expected dividend yield	1.10%	1.19%	1.16%
Information regarding Time Stock Options and SARs and Performance Stock Options and SARs activity during 2021, 2020 and 2019 is summarized below (share amounts in thousands):

	Time Stock Options and SARs	Performance Stock Options and SARs	Total Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
Options and SARs outstanding, December 31, 2018	9,360	2,667	12,027	$61.49
Granted	1,349	—	1,349	138.31
Exercised	(1,137)	(523)	(1,660)	44.45
Cancelled	(522)	—	(522)	93.26

Options and SARs outstanding, December 31, 2019	9,050	2,144	11,194	71.79
Granted	1,120	—	1,120	144.47
Exercised	(2,159)	(1,325)	(3,484)	44.07
Cancelled	(175)	—	(175)	111.69

Options and SARs outstanding, December 31, 2020	7,836	819	8,655	91.53
Granted	877	—	877	174.98
Exercised	(2,443)	(533)	(2,976)	67.57
Cancelled	(108)	—	(108)	138.32

Options and SARs outstanding, December 31, 2021	6,162	286	6,448	$113.15	6.2 years	$927

Options and SARs exercisable, December 31, 2021	3,486	286	3,772	$89.70	5.0 years	$631

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (continued)
Stock Option, SAR, RSU and PSU Activity (continued)

The weighted average fair values of stock options and SARs granted during 2021, 2020 and 2019 were $54.57, $35.98 and $38.21 per share, respectively. The total intrinsic value of stock options and SARs exercised during 2021, 2020 and 2019 was $404 million, $328 million and $153 million, respectively. As of December 31, 2021, the unrecognized compensation cost related to nonvested stock options and SARs was $46 million.
Information regarding RSUs and PSUs activity during 2021, 2020 and 2019 is summarized below (share amounts in thousands):

	RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2018	3,123	3,422	6,545	$86.32
Granted	973	796	1,769	138.45
Performance adjustment	—	227	227	69.94
Vested	(1,216)	(1,251)	(2,467)	75.97
Cancelled	(260)	(159)	(419)	103.27

RSUs and PSUs outstanding, December 31, 2019	2,620	3,035	5,655	105.23
Granted	1,048	808	1,856	144.17
Performance adjustment	—	206	206	81.89
Veste d	(1,030)	(1,364)	(2,394)	88.63
Cancelled	(162)	(93)	(255)	124.50

RSUs and PSUs outstanding, December 31, 2020	2,476	2,592	5,068	125.40
Granted	899	689	1,588	174.34
Performance adjustment	—	684	684	102.02
Vested	(992)	(1,772)	(2,764)	106.62
Cancelled	(192)	(110)	(302)	149.07

RSUs and PSUs outstanding, December 31, 2021	2,191	2,083	4,274	$150.32

The total fair value of RSUs and PSUs that vested during 2021, 2020 and 2019 was $475 million, $349 million and $346 million, respectively. As of December 31, 2021, the unrecognized compensation cost related to RSUs and PSUs was $420 million.
NOTE 3 — ACQUISITIONS AND DISPOSITIONS
During 2021, we paid $67 million to acquire
two
hospital facilities, one in southern Georgia and one in Tennessee, $594 million to acquire a network of urgent care centers in Florida and $114 million to acquire other nonhospital health care entities (noncontrolling interests of $117 million were recorded).
The acquisition of the network of urgent care centers occurred during December 2021. At December 31, 2021, our purchase accounting procedures were not complete, and completion of these procedures will include an analysis of the leases assumed and our review for possible identifiable intangible assets acquired.
We also paid $330 million and assumed certain liabilities to acquire an 80% interest (noncontrolling interests of $100 million were recorded) in a venture providing post-acute care services (home health and hospice). During 2020, we paid $568 million to acquire a hospital in New Hampshire and other nonhospital health care entities. During 2019, we paid $1.384 billion to

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)

acquire a seven-hospital health system in North Carolina and $298 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $
1.002
 billion, $

 million and $

 million in
2021
,
2020
and
2019
, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
During 2021, we received proceeds of $1.502 billion and recognized a pretax gain of $1.226 billion ($920 million after tax) related to the sale of five hospital facilities in Georgia, comprised of
three facilities from our American Group (northern Georgia market) and two facilities from our National Group (southern Georgia market). We also received proceeds of $658 million and recognized a pretax gain of $394 million ($294 million after tax) related to sales of other health care entity investments and real estate. During 2020, we received proceeds of $68 million and recognized a pretax loss of $7 million ($9 million after tax) related to the sale of a hospital facility from our American Group (Mississippi market) and sales of real estate and other investments. During 2019, we received proceeds of $61 million and recognized a pretax gain of $18 million ($13 million after tax) related to the sale of a hospital facility from our American Group (a Louisiana market) and sales of real estate and other investments.
NOTE 4 — INCOME TAXES
The provision for income taxes consists of the following (dollars in millions):

	2021	2020	2019
Current:
Federal	$1,769	$1,021	$670
State	311	126	134
Foreign	15	5	17
Deferred:
Federal	24	(73)	254
State	(18)	(39)	29
Foreign	11	3	(5)

	$2,112	$1,043	$1,099

Our provision for income taxes for the years ended December 31, 2021, 2020 and 2019 included tax benefits of $119 million, $92 million and $65 million, respectively, related to the settlement of employee equity awards. Our foreign pretax income was $64 million, $9 million and $50 million for the years ended December 31, 2021, 2020 and 2019, respectively.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 — INCOME TAXES (continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.0	1.9	2.7
Change in liability for uncertain tax positions	0.7	(0.2)	0.4
Tax benefit from settlements of employee equity awards	(1.2)	(1.8)	(1.3)
Other items, net	0.8	0.8	1.1

Effective income tax rate on income attributable to HCA Healthcare, Inc.	23.3	21.7	23.9
Income attributable to noncontrolling interests from consolidated partnerships	(1.8)	(2.5)	(2.9)

Effective income tax rate on income before income taxes	21.5%	19.2%	21.0%

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2021		2020
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$737	$—	$678
Allowances for professional liability and other risks	426	—	407	—
Accounts receivable	348	—	283	—
Compensation	502	—	487	—
Right-of-use lease assets and obligations	428	419	416	409
Other	499	652	485	606

	$2,203	$1,808	$2,078	$1,693

At December 31, 2021, federal and state net operating loss carryforwards (expiring in years 2024 through 2040) available to offset future taxable income approximated $31 million and $99 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.
The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2021	2020
Balance at January 1	$469	$522
Additions based on tax positions related to the current year	57	(3)
Additions for tax positions of prior years	66	13
Reductions for tax positions of prior years	(6)	(30)
Settlements	(3)	(22)
Lapse of applicable statutes of limitations	(7)	(11)

Balance at December 31	$576	$469

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 — INCOME TAXES (continued)

Our liability for unrecognized tax benefits was $642 million, including accrued interest of $99 million and excluding $33 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2021 ($508 million, $73 million and $34 million, respectively, as of December 31, 2020). Unrecognized tax benefits of $217 million as of December 31, 2021 ($157 million as of December 31, 2020) would affect the effective rate, if recognized.
The Internal Revenue Service (“IRS”) was conducting an examination of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 return for one affiliated partnership at December 31, 2021. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.
NOTE 5 — EARNINGS PER SHARE
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, SARs, RSUs and PSUs, computed using the treasury stock method. During 2021, 2020 and 2019, we repurchased 37.812 million shares, 3.287 million shares and 7.949 million shares, respectively, of our common stock. The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (dollars and shares in millions, except per share amounts):

	2021	2020	2019
Net income attributable to HCA Healthcare, Inc.	$6,956	$3,754	$3,505

Weighted average common shares outstanding	323.315	338.274	341.210
Effect of dilutive incremental shares	5.437	5.331	7.016

Shares used for diluted earnings per share	328.752	343.605	348.226

Earnings per share:
Basic earnings per share	$21.52	$11.10	$10.27
Diluted earnings per share	$21.16	$10.93	$10.07

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES
A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2021
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$400	$18	$(2)	$416
Money market funds and other	125	—	—	125

	$525	$18	$(2)	541

Amounts classified as current assets				(103)

Investment carrying value				$438

	2020
	Amortized Cost	Unrealized Amounts		Fair Value
		Gains	Losses
Debt securities	$384	$32	$—	$416
Money market funds and other	88	—	—	88

	$472	$32	$—	504

Amounts classified as current assets				(116)

Investment carrying value				$388

At December 31, 2021 and 2020, the investments in debt securities of our insurance subsidiaries were classified as
“available-for-sale.”
Changes in unrealized gains and losses are recorded as adjustments to other comprehensive income (loss).
Scheduled maturities of investments in debt securities at December 31, 2021 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$3	$3
Due after one year through five years	128	135
Due after five years through ten years	176	183
Due after ten years	93	95

	$400	$416

The average expected maturity of the investments in debt securities at December 31, 2021 was 6.1 years, compared to the average scheduled maturity of 9.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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
The following table sets forth our interest rate swap agreement, which has been designated as a cash flow hedge, at December 31, 2021 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swap	$500	December 2022	$(8)
During the next 12 months, we estimate $8 million will be reclassified from accumulated other comprehensive income (“OCI”) and will be included in interest expense.
Derivatives — Results of Operations
The following table presents the effect of our interest rate swaps on our results of operations for the year ended December 31, 2021 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swaps	$1	Interest expense	$37
Credit-risk-related Contingent Features
We have an agreement with our derivative counterparty that contains a provision where we could be declared in default on our derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2021, we have not been required to post any collateral related to this agreement. If we had breached this provision at December 31, 2021, we would have been required to settle our obligation under the agreement at the estimated termination value of $8 million.

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

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	December 31, 2021
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	125	125	—	—

Investments of insurance subsidiaries	541	125	416	—
Less amounts classified as current assets	(103)	(103)	—	—

	$438	22	$416	$—

Liabilities:
Interest rate swap (Other accrued expenses)	$8	$—	$8	$—

	December 31, 2020
	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	88	88	—	—

Investments of insurance subsidiaries	504	88	416	—
Less amounts classified as current assets	(116)	(87)	(29)	—

	$388	1	$387	$—

Liabilities:
Interest rate swaps (Income taxes and other liabilities)	$46	$—	$46	$—
The estimated fair value of our long-term debt was $38.541 billion and $35.814 billion at December 31, 2021 and 2020, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $34.827 billion and $31.240 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT
A summary of long-term debt at December 31, including related interest rates at December 31, 2021, follows (dollars in millions):

	2021	2020
Senior secured asset-based revolving credit facility (effective interest rate of 1.4%)	$2,780	$—
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 2.1%)	1,960	3,671
Senior secured notes (effective interest rate of 4.8%)	16,200	13,850
Other senior secured debt (effective interest rate of 4.3%)	935	767

Senior secured debt	21,875	18,288
Senior unsecured notes (effective interest rate of 5.5%)	12,952	12,952
Debt issuance costs and discounts	(248)	(236)

Total debt (average life of 8.9 years, rates averaging 4.6%)	34,579	31,004
Less amounts due within one year	237	209

	$34,342	$30,795

During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of
2 3/8
% notes due 2031 and $1.500 billion aggregate principal amount of
3 1/2
% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan A
 facility and a new $500
million term loan B facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire $3.657 billion of term loan facilities. The pretax loss on retirement of debt was
 $12 million.
Senior Secured Credit Facilities And Other Senior Secured Debt
We have entered into the following senior secured credit facilities: (i) a $4.500 billion asset-based revolving credit facility maturing on June 30, 2026 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($2.780 billion outstanding at December 31, 2021) (the “ABL credit facility”); (ii) a $2.000 billion senior secured revolving credit facility maturing on June 30, 2026 (none outstanding at December 31, 2021 without giving effect to certain outstanding letters of credit); (iii) a $1.462 billion senior secured term loan
A
 facility maturing on June 30, 2026; and (iv) a $498 million senior secured term loan
B
 facility maturing on June 30, 2028. We refer to the facilities described under (ii) through (iv) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.”
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
Senior secured notes consist of
(i) $1.250 billion aggregate principal amount of 4.75% first lien notes due 2023; (ii) $2.000 billion aggregate principal amount of 5.00% first lien notes due 2024; (iii) $1.400 billion aggregate principal amount of 5.25% first lien notes due 2025; (iv) $1.500 billion aggregate principal amount of 5.25% first lien notes due 2026; (v) $1.200 billion aggregate principal amount of 4.50% first lien notes due 2027; (vi) $2.000 billion aggregate principal amount of 4 1/8% first lien notes due 2029; (vii) $850 million aggregate principal amount of 2 3/8% first lien notes due 2031; (viii) $1.000 billion aggregate principal amount of 5 1/8% first lien notes due 2039; (ix) $1.500 billion aggregate principal amount of 5.50% first lien notes due 2047; (x) $2.000 billion aggregate principal amount of 5 1/4% first lien notes due 2049; and (xi) $1.500 billion aggregate principal amount of 3 1/2% first lien notes due 2051. Finance leases and other secured debt totaled $935 million at December 31, 2021.
We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2021, we had entered into an effective interest rate swap agreement, in a notional amount of $500 million, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facilities. The effect of the interest rate swap is reflected in the effective interest rates for the senior secured credit facilities.
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
Maturities of long-term debt in years 2023 through 2026 are $2.857
b
illion, $2.353 billion, $4.607 billion and $5.279 billion, respectively.
NOTE 10 — LEASES
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

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — LEASES (continued)

The following table presents our lease-related assets and liabilities at December 31, 2021 and 2020 (dollars in millions):

	Balance Sheet Classification	2021	2020
Assets:
Operating leases	Right-of-use operating lease assets	$2,113	$2,024
Finance leases	Property and equipment	637	553

Total lease assets		$2,750	$2,577

Liabilities:
Current:
Operating leases	Other accrued expenses	$392	$379
Finance leases	Long-term debt due within one year	143	128
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,755	1,673
Finance leases	Long-term debt	577	494

Total lease liabilities		$2,867	$2,674

Weighted-average remaining term:
Operating leases		10.2 years	10.4 years
Finance leases		10.4 years	11.5 years
Weighted-average discount rate:
Operating leases		4.4%	4.8%
Finance leases		4.4%	5.4%
The following table presents certain information related to lease expense for finance and operating leases for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	2021	2020	2019
Finance lease expense:
Depreciation and amortization	$135	$106	$93
Interest	29	31	32
Operating leases(1)	478	447	389
Short-term lease expense(1)	354	322	316
Variable lease expense(1)	157	154	150

	$1,153	$1,060	$980

(1)	Expenses are included in “other operating expenses” in our consolidated income statements.
The following table presents supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$474	$445	$404
Operating cash flows for finance leases	29	31	32
Financing cash flows for finance leases	123	86	79

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10 — LEASES (continued)

Maturities of Lease Liabilities
The following table reconciles the undiscounted minimum lease payment amounts to the operating and finance lease liabilities recorded on the balance sheet at December 31, 2021 and 2020 (dollars in millions):

	2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Year 1	$438	$165	$431	$155
Year 2	378	126	366	125
Year 3	320	132	307	81
Year 4	267	98	255	82
Year 5	219	70	207	51
Thereafter	1,148	350	1,136	353

Total minimum lease payments	2,770	941	2,702	847
Less: amount of lease payments representing interest	(623)	(221)	(650)	(225)

Present value of future minimum lease payments	2,147	720	2,052	622
Less: current lease obligations	(392)	(143)	(379)	(128)

Long-term lease obligations	$1,755	$577	$1,673	$494

NOTE 11 — CONTINGENCIES
We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us, which may not be covered by insurance. We are also subject to claims by various taxing authorities for additional taxes and related interest and penalties. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations, financial position or liquidity.
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
Share Repurchase Transactions
During January 2022 and February 2021, our Board of Directors authorized share repurchase programs for up to $8 billion and $6 billion, respectively, of the Company’s outstanding common stock. During January 2020, January 2019 and October 2017, our Board of Directors authorized share repurchase programs for up to $6 billion ($2 billion for each authorization) of our outstanding common stock.
During 2021, we repurchased 37.812 million shares of our common stock at an average price of $217.25 per share through market purchases pursuant to the $2 billion share repurchase program authorized during January 2019 (which was completed during 2021), the $2 billion share repurchase program authorized during January 2020 (which was completed during 2021) and the $6 billion share repurchase program authorized during February 2021. At December 31, 2021, we had $586 million of repurchase authorization available under the February 2021 authorization. During 2020, we repurchased 3.287 million shares of our common stock at an average price of $134.18 per share through market purchases pursuant to the $2 billion share repurchase program authorized during January 2019. During 2019, we repurchased 7.949 million shares of our common stock at an average price of $129.71 per share through market purchases pursuant to the October 2017 authorization (which was completed during 2019) and the January 2019 authorization.

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — EMPLOYEE BENEFIT PLANS
We maintain defined contribution benefit plans that are available to employees who
meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9
%, depending upon years of vesting service, of compensation deferred by participants). Benefits expense under these plans totaled
 $560 million for 2021, $552 million for 2020 and $532 million for 2019. Our matching contributions are funded during the year following the participant contributions.
We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of a base amount and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ hypothetical account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service, hypothetical investment returns (gains or losses) and certain IRS limitations. Benefits expense under this plan was $38 million for 2021, $35 million for 2020 and $44 million for 2019. Accrued benefits liabilities under this plan totaled $258 million at December 31, 2021 and $242 million at December 31, 2020.
We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $22 million for 2021, $24 million for 2020 and $19 million for 2019. Accrued benefits liabilities under this plan totaled $201 million at December 31, 2021 and $204 million at December 31, 2020.
We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $4 million for 2021, $8 million for 2020, and $11 million for 2019. Accrued benefits liabilities under these plans totaled $9 million at December 31, 2021 and $96 million at December 31, 2020.
NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. At December 31, 2021, the National Group included 96 hospitals located in Alaska, California, Florida, Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group included 79 hospitals located in Colorado, Kansas, southern Kentucky, Louisiana, Missouri, Tennessee and Texas. We also operate seven hospitals in England, and these facilities are included in the Corporate and other group.

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

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
National Group	$29,826	$25,694	$25,913
American Group	26,152	23,593	23,173
Corporate and other	2,774	2,246	2,250

	$58,752	$51,533	$51,336

Equity in earnings of affiliates:
National Group	$(33)	$(28)	$(2)
American Group	(53)	(42)	(44)
Corporate and other	(27)	16	3

	$(113)	$(54)	$(43)

Adjusted segment EBITDA:
National Group	$7,200	$5,532	$5,634
American Group	6,156	5,333	4,904
Corporate and other	(712)	(828)	(681)

	$12,644	$10,037	$9,857

Depreciation and amortization:
National Group	$1,359	$1,216	$1,161
American Group	1,183	1,164	1,117
Corporate and other	311	341	318

	$2,853	$2,721	$2,596

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Years Ended December 31,
	2021	2020	2019
Adjusted segment EBITDA	$12,644	$10,037	$9,857
Depreciation and amortization	2,853	2,721	2,596
Interest expense	1,566	1,584	1,824
Losses (gains) on sales of facilities	(1,620)	7	(18)
Losses on retirement of debt	12	295	211

Income before income taxes	$9,833	$5,430	$5,244

	December 31,
	2021	2020	2019
Assets:
National Group	$21,205	$18,913	$18,290
American Group	21,428	20,760	20,608
Corporate and other	8,109	7,817	6,160

	$50,742	$47,490	$45,058

	National Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2018	$1,597	$5,729	$627	$7,953
Acquisitions	155	39	138	332
Foreign currency translation, amortization and other	(13)	(3)	—	(16)

Balance at December 31, 2019	1,739	5,765	765	8,269
Acquisitions	38	27	279	344
Foreign currency translation, amortization and other	(2)	(17)	(16)	(35)

Balance at December 31, 2020	1,775	5,775	1,028	8,578
Acquisitions	735	67	260	1,062
Foreign currency translation, amortization and other	(18)	(10)	(72)	(100)

Balance at December 31, 2021	$2,492	$5,832	$1,216	$9,540

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2018	$3	$(283)	$(148)	$47	$(381)
Unrealized gains on available-for-sale securities, net of $4 of income taxes	11	—	—	—	11
Foreign currency translation adjustments, net of $5 of income taxes	—	—	—	—	—
Defined benefit plans, net of $14 income tax benefit	—	—	(49)	—	(49)
Change in fair value of derivative instruments, net of $13 income tax benefit	—	—	—	(37)	(37)
Expense (income) reclassified into operations from other comprehensive income, net of $3 income tax benefit and $3 of income taxes, respectively	—	—	10	(14)	(4)

Balances at December 31, 2019	14	(283)	(187)	(4)	(460)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	11	—	—	—	11
Foreign currency translation adjustments, net of $6 of income taxes	—	12	—	—	12
Defined benefit plans, net of $16 income tax benefit	—	—	(55)	—	(55)
Change in fair value of derivative instruments, net of $15 income tax benefit	—	—	—	(51)	(51)
Expense reclassified into operations from other comprehensive income, net of $6 and $5 of income tax benefits, respectively	—	—	22	19	41

Balances at December 31, 2020	25	(271)	(220)	(36)	(502)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(13)	—	—	—	(13)
Foreign currency translation adjustments, net of $2 income tax benefit	—	(7)	—	—	(7)
Defined benefit plans, net of $20 of income taxes	—	—	67	—	67
Change in fair value of derivative instruments	—	—	—	1	1
Expense reclassified into operations from other comprehensive income, net of $7 and $8 income tax benefits, respectively	—	—	21	29	50

Balances at December 31, 2021	$12	$(278)	$(132)	$(6)	$(404)

HCA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — ACCRUED EXPENSES
A summary of other accrued expenses

at December 31 follows (dollars in millions):

	2021	2020
Professional liability risks	$508	$477
Defined contribution benefit plans	549	547
Right-of-use operating leases	392	379
Taxes other than income	361	343
Interest	353	315
Government stimulus refund liability	79	83
Other	1,080	1,096

	$3,322	$3,240

F-3
7