Form 10-Q
period 2022-03-31
HCA Healthcare, Inc.
filed 2022-05-03
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 29, 2022
Voting common stock, $.01 par value	295,484,400 shares

HCA HEALTHCARE, INC.

Form 10-Q

March 31, 2022

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

Unaudited

(Dollars in millions, except per share amounts)

	2022	2021
Revenues	$14,945	$13,977

Salaries and benefits	6,939	6,301
Supplies	2,321	2,224
Other operating expenses	2,752	2,421
Equity in earnings of affiliates	(11)	(21)
Depreciation and amortization	732	697
Interest expense	408	384
Gains on sales of facilities	(10)	(2)
	13,131	12,004
Income before income taxes	1,814	1,973
Provision for income taxes	349	393
Net income	1,465	1,580
Net income attributable to noncontrolling interests	192	157
Net income attributable to HCA Healthcare, Inc.	$1,273	$1,423
Per share data:
Basic earnings	$4.21	$4.21
Diluted earnings	$4.14	$4.14
Shares used in earnings per share calculations (in millions):
Basic	302.446	338.123
Diluted	307.374	343.321

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

Unaudited

(Dollars in millions)

	2022	2021
Net income	$1,465	$1,580
Other comprehensive income (loss) before taxes:
Foreign currency translation	(34)	8

Unrealized losses on available-for-sale securities	(26)	(11)

Defined benefit plans	—	—
Pension costs included in salaries and benefits	2	7
	2	7

Change in fair value of derivative financial instruments	4	1
Interest costs included in interest expense	2	9
	6	10
Other comprehensive income (loss) before taxes	(52)	14
Income taxes (benefits) related to other comprehensive income ("OCI") items	(9)	3
Other comprehensive income (loss)	(43)	11
Comprehensive income	1,422	1,591
Comprehensive income attributable to noncontrolling interests	192	157
Comprehensive income attributable to HCA Healthcare, Inc.	$1,230	$1,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,371	$1,451
Accounts receivable	8,520	8,095
Inventories	2,003	1,986
Other	2,112	2,010
	15,006	13,542

Property and equipment, at cost	52,042	51,350
Accumulated depreciation	(27,814)	(27,287)
	24,228	24,063

Investments of insurance subsidiaries	408	438
Investments in and advances to affiliates	441	448
Goodwill and other intangible assets	9,525	9,540
Right-of-use operating lease assets	2,138	2,113
Other	462	598
	$52,208	$50,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,010	$4,111
Accrued salaries	1,865	1,912
Other accrued expenses	3,157	3,322
Long-term debt due within one year	1,486	237
	10,518	9,582

Long-term debt, less debt issuance costs and discounts of $323 and $248	36,210	34,342
Professional liability risks	1,508	1,514
Right-of-use operating lease obligations	1,790	1,755
Income taxes and other liabilities	1,768	2,060

Stockholders’ equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 298,980,900 shares — 2022 and 305,476,800 shares — 2021	3	3
Accumulated other comprehensive loss	(447)	(404)
Retained deficit	(1,589)	(532)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(2,033)	(933)
Noncontrolling interests	2,447	2,422
	414	1,489
	$52,208	$50,742

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other	Retained	Attributable to
	Shares	Par	of Par	Comprehensive	Earnings	Noncontrolling
	(in millions)	Value	Value	Loss	(Deficit)	Interests	Total
Balances, December 31, 2020	339.426	$3	$294	$(502)	$777	$2,320	$2,892
Comprehensive income				11	1,423	157	1,591
Repurchase of common stock	(8.477)		(225)		(1,302)		(1,527)
Share-based benefit plans	2.765		(75)				(75)
Cash dividends declared ($0.48 per share)					(163)		(163)
Distributions						(234)	(234)
Other			6			(8)	(2)
Balances, March 31, 2021	333.714	3	—	(491)	735	2,235	2,482
Comprehensive income				16	1,450	214	1,680
Repurchase of common stock	(11.261)		(142)		(2,145)		(2,287)
Share-based benefit plans	0.372		140				140
Cash dividends declared ($0.48 per share)					(161)		(161)
Distributions						(123)	(123)
Other			2			57	59
Balances, June 30, 2021	322.825	3	—	(475)	(121)	2,383	1,790
Comprehensive income				(17)	2,269	203	2,455
Repurchase of common stock	(9.605)		(130)		(2,199)		(2,329)
Share-based benefit plans	0.282		127				127
Cash dividends declared ($0.48 per share)					(155)		(155)
Distributions						(144)	(144)
Other			3			78	81
Balances, September 30, 2021	313.502	3	—	(492)	(206)	2,520	1,825
Comprehensive income				88	1,814	191	2,093
Repurchase of common stock	(8.469)		(81)		(1,991)		(2,072)
Share-based benefit plans	0.444		88				88
Cash dividends declared ($0.48 per share)					(149)		(149)
Distributions						(248)	(248)
Other			(7)			(41)	(48)
Balances, December 31, 2021	305.477	3	—	(404)	(532)	2,422	1,489
Comprehensive income				(43)	1,273	192	1,422
Repurchase of common stock	(8.375)				(2,101)		(2,101)
Share-based benefit plans	1.879				(57)		(57)
Cash dividends declared ($0.56 per share)					(171)		(171)
Distributions						(171)	(171)
Other					(1)	4	3
Balances, March 31, 2022	298.981	$3	$—	$(447)	$(1,589)	$2,447	$414

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

Unaudited

(Dollars in millions)

	2022	2021
Cash flows from operating activities:
Net income	$1,465	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in cash from operating assets and liabilities:
Accounts receivable	(427)	(371)
Inventories and other assets	(121)	(85)
Accounts payable and accrued expenses	(771)	(371)
Depreciation and amortization	732	697
Income taxes	346	406
Gains on sales of facilities	(10)	(2)
Amortization of debt issuance costs and discounts	7	8
Share-based compensation	86	97
Other	38	29
Net cash provided by operating activities	1,345	1,988
Cash flows from investing activities:
Purchase of property and equipment	(861)	(654)
Acquisition of hospitals and health care entities	(2)	(22)
Sales of hospitals and health care entities	14	20
Change in investments	10	(2)
Other	(6)	9
Net cash used in investing activities	(845)	(649)
Cash flows from financing activities:
Issuance of long-term debt	5,966	—
Net change in revolving credit facilities	(2,780)	80
Repayment of long-term debt	(66)	(47)
Distributions to noncontrolling interests	(171)	(234)
Payment of debt issuance costs	(49)	—
Payment of dividends	(177)	(169)
Repurchase of common stock	(2,101)	(1,527)
Other	(197)	(207)
Net cash provided by (used in) financing activities	425	(2,104)
Effect of exchange rate changes on cash and cash equivalents	(5)	2
Change in cash and cash equivalents	920	(763)
Cash and cash equivalents at beginning of period	1,451	1,793
Cash and cash equivalents at end of period	$2,371	$1,030
Interest payments	$408	$375
Income tax payments (refunds), net	$3	$(13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2022, these affiliates owned and operated 182 hospitals, 124 freestanding surgery centers, 21 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $95 million and $87 million for the quarters ended March 31, 2022 and 2021, respectively. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. We believe the extent of COVID-19’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent COVID-19 will impact our operations.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2022 and 2021 are summarized in the following table (dollars in millions):

	2022	Ratio	2021	Ratio
Medicare	$2,726	18.2%	$2,559	18.3%
Managed Medicare	2,324	15.6	2,053	14.7
Medicaid	579	3.9	527	3.8
Managed Medicaid	1,110	7.4	725	5.2
Managed care and insurers	7,152	47.9	6,885	49.1
International (managed care and insurers)	356	2.4	333	2.4
Other	698	4.6	895	6.5
Revenues	$14,945	100.0%	$13,977	100.0%

Managed Medicaid revenues for the quarter ended March 31, 2022 include $244 million, for the period September through December 2021, related to the March 2022 Centers for Medicare & Medicaid Services ("CMS") approval of a Texas directed payment program for the current program year that began September 1, 2021.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2022 and 2021 follows (dollars in millions):

	2022	2021
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$12,744	$11,643
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.3%	11.4%
Total uncompensated care	$7,005	$6,821
Multiply by the cost-to-charges ratio	11.3%	11.4%
Estimated cost of total uncompensated care	$792	$778

The total uncompensated care amounts for the quarters ended March 31, 2022 and 2021 include charity care of $3.458 billion and $2.942 billion, respectively, and the related estimated costs of charity care were $391 million and $335 million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarters ended March 31, 2022 and 2021, we paid $2 million and $22 million, respectively, to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS (continued)

During the quarters ended March 31, 2022 and 2021, we received proceeds of $14 million and $20 million, respectively, and recognized pretax gains of $10 million and $2 million, respectively, related to sales of real estate and other health care entity investments.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended March 31, 2022 and 2021 were $349 million and $393 million, respectively, and the effective tax rates were 21.5% and 21.7%, respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $64 million and $74 million for the quarters ended March 31, 2022 and 2021, respectively.

Our liability for unrecognized tax benefits was $654 million, including accrued interest of $104 million, as of March 31, 2022 ($642 million and $99 million, respectively, as of December 31, 2021). Unrecognized tax benefits of $230 million ($217 million as of December 31, 2021) would affect the effective rate, if recognized.

At March 31, 2022, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 return for one affiliated partnership. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2022 and 2021 (dollars and shares in millions, except per share amounts):

	2022	2021
Net income attributable to HCA Healthcare, Inc.	$1,273	$1,423

Weighted average common shares outstanding	302.446	338.123
Effect of dilutive incremental shares	4.928	5.198
Shares used for diluted earnings per share	307.374	343.321
Earnings per share:
Basic earnings	$4.21	$4.21
Diluted earnings	$4.14	$4.14

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2022 and December 31, 2021 follows (dollars in millions):

	March 31, 2022
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$411	$4	$(14)	$401
Money market funds and other	112	—	—	112
	$523	$4	$(14)	513
Amounts classified as current assets				(105)
Investment carrying value				$408

	December 31, 2021
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$400	$18	$(2)	$416
Money market funds and other	125	—	—	125
	$525	$18	$(2)	541
Amounts classified as current assets				(103)
Investment carrying value				$438

At March 31, 2022 and December 31, 2021, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at March 31, 2022 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$8	$8
Due after one year through five years	139	140
Due after five years through ten years	173	166
Due after ten years	91	87
	$411	$401

The average expected maturity of the investments in debt securities at March 31, 2022 was 6.0 years, compared to the average scheduled maturity of 9.0 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS

The following table sets forth our interest rate swap agreement, which has been designated as a cash flow hedge, at March 31, 2022 (dollars in millions):

	Notional Amount	Maturity Date	Fair Value
Pay-fixed interest rate swap	$500	December 2022	$(2)

The following table presents the effect of our interest rate swap on our results of operations for the quarter ended March 31, 2022 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives, Net of Tax	Location of Loss Reclassified from Accumulated OCI into Operations	Amount of Loss Reclassified from Accumulated OCI into Operations
Interest rate swap	$3	Interest expense	$2

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

Derivative Financial Instrument

We have entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The valuation of this instrument is determined using widely accepted valuation techniques, including a discounted expected cash flow analysis.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2022
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$401	$—	$401	$—
Money market funds and other	112	112	—	—
Investments of insurance subsidiaries	513	112	401	—
Less amounts classified as current assets	(105)	(105)	—	—
	$408	$7	$401	$—
Liabilities:
Interest rate swap (Other accrued expenses)	$2	$—	$2	$—

	December 31, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	125	125	—	—
Investments of insurance subsidiaries	541	125	416	—
Less amounts classified as current assets	(103)	(103)	—	—
	$438	$22	$416	$—
Liabilities:
Interest rate swap (Other accrued expenses)	$8	$—	$8	$—

The estimated fair value of our long-term debt was $39.038 billion and $38.541 billion at March 31, 2022 and December 31, 2021, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $38.019 billion and $34.827 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2022 and December 31, 2021, including related interest rates at March 31, 2022 follows (dollars in millions):

	March 31, 2022	December 31, 2021
Senior secured asset-based revolving credit facility	$—	$2,780
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 2.3%)	1,940	1,960
Senior secured notes (effective interest rate of 4.6%)	22,200	16,200
Other senior secured debt (effective interest rate of 4.0%)	927	935
Senior secured debt	25,067	21,875
Senior unsecured notes (effective interest rate of 5.5%)	12,952	12,952
Debt issuance costs and discounts	(323)	(248)
Total debt (average life of 10.2 years, rates averaging 4.8%)	37,696	34,579
Less amounts due within one year	1,486	237
	$36,210	$34,342

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During April 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023 and provided a notice of our election to redeem all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. We expect to record aggregate pretax losses on retirement of debt for these two redemptions of approximately $80 million during the second quarter of 2022.

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

NOTE 10 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2022 and February 2021, our Board of Directors authorized share repurchase programs for up to $8 billion and $6 billion, respectively, of our outstanding common stock. During the quarter ended March 31, 2022, we repurchased 8.375 million shares of our common stock at an average price of $250.89 per share through market purchases pursuant to the February 2021 authorization (which was completed during the first quarter of 2022) and the January 2022 authorization. At March 31, 2022, we had $6.485 billion of repurchase authorization available under the January 2022 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2021	$12	$(278)	$(132)	$(6)	$(404)
Unrealized losses on available-for-sale securities, net of $6 income tax benefit	(20)				(20)
Foreign currency translation adjustments, net of $4 income tax benefit		(30)			(30)
Change in fair value of derivative instruments, net of $1 of income taxes				3	3
Expense reclassified into operations from other comprehensive income			2	2	4
Balances at March 31, 2022	$(8)	$(308)	$(130)	$(1)	$(447)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in two geographically organized groups: the National and American Groups. The National Group includes 96 hospitals located in Alaska, California, Florida, Georgia, Idaho, Indiana, northern Kentucky, Nevada, New Hampshire, North Carolina, South Carolina, Utah and Virginia, and the American Group includes 79 hospitals located in Colorado, Kansas, southern Kentucky, Louisiana, Missouri, Tennessee and Texas. We also operate seven hospitals in England, and these facilities are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2022 and 2021 are summarized in the following table (dollars in millions):

	2022	2021
Revenues:
National Group	$7,506	$7,056
American Group	6,616	6,291
Corporate and other	823	630
	$14,945	$13,977
Equity in earnings of affiliates:
National Group	$(1)	$(7)
American Group	(9)	(12)
Corporate and other	(1)	(2)
	$(11)	$(21)
Adjusted segment EBITDA:
National Group	$1,566	$1,705
American Group	1,486	1,501
Corporate and other	(108)	(154)
	$2,944	$3,052
Depreciation and amortization:
National Group	$355	$323
American Group	301	293
Corporate and other	76	81
	$732	$697

Adjusted segment EBITDA	$2,944	$3,052
Depreciation and amortization	732	697
Interest expense	408	384
Gains on sales of facilities	(10)	(2)
Income before income taxes	$1,814	$1,973

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) developments related to COVID-19, including, without limitation, the length and severity of its impact and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume of COVID-19 patients cared for across our health systems; measures we are taking to respond to COVID-19; the impact and terms of government and administrative regulation and stimulus and relief measures (including the Families First Coronavirus Response Act, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021 (“ARPA”) and other enacted and potential future legislation) and whether various stimulus and relief programs continue or new similar programs are enacted in the future; changes in revenues due to declining patient volumes, changes in payer mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions, including the impact of any current or future vaccine mandates; supply shortages and disruptions; and the timing, availability and adoption of effective medical treatments and vaccines (including boosters), (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of COVID-19, which could impact us from a financial perspective, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including but not limited to, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), and the effects of additional changes to the Affordable Care Act, its implementation, or interpretation (including through executive orders and court challenges), and proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to COVID-19, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 (“PAYGO Act”) as a result of the federal budget deficit impact of the ARPA, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry) resulting from COVID-19, (16) the emergence of and effects related to pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, (25) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. We believe the extent of COVID-19’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent COVID-19 will impact our operations.

First Quarter 2022 Operations Summary

Revenues increased to $14.945 billion in the first quarter of 2022 from $13.977 billion in the first quarter of 2021. Net income attributable to HCA Healthcare, Inc. totaled $1.273 billion, or $4.14 per diluted share, for the quarter ended March 31, 2022, compared to $1.423 billion, or $4.14 per diluted share, for the quarter ended March 31, 2021. First quarter results for 2022 include gains on sales of facilities of $10 million, or $0.02 per diluted share. In March 2022, the state of Texas received approval from the Centers for Medicare & Medicaid Services ("CMS") to implement a proposed directed payment program effective for the current program year that began September 1, 2021. During the first quarter of 2022, revenues include $244 million and other operating expenses include $90 million from provider tax assessments related to this program for the period September through December 2021. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 307.374 million shares for the quarter ended March 31, 2022 and 343.321 million shares for the quarter ended March 31, 2021. During 2021 and the first quarter of 2022, we repurchased 37.812 million shares and 8.375 million shares, respectively, of our common stock.

Revenues increased 6.9% on a consolidated basis and 7.8% on a same facility basis for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.6% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.7% increase in same facility revenue per equivalent admission and a 5.0% increase in same facility equivalent admissions. The consolidated and same facility increases in revenue per equivalent admission were negatively impacted by declines in acuity of COVID-19 patients.

During the quarter ended March 31, 2022, consolidated admissions increased 0.1% and same facility admissions increased 2.1% compared to the quarter ended March 31, 2021. Surgeries increased 4.3% on a consolidated basis and 4.6% on a same facility basis during the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021. Emergency department visits increased 11.7% on a consolidated basis and 14.6% on a same facility basis during the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021. Consolidated and same facility uninsured admissions declined 4.9% and 3.0%, respectively, for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021.

Cash flows from operating activities declined $643 million, from $1.988 billion for the first quarter of 2021 to $1.345 billion for the first quarter of 2022. The decline in cash provided by operating activities was primarily related to the combined impact of negative changes in working capital items of $492 million, primarily related to a payment of $344 million for deferred payroll taxes from 2020, and a $121 million decline in net income, excluding gains on sales of facilities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 6.9% from $13.977 billion in the first quarter of 2021 to $14.945 billion in the first quarter of 2022. Managed Medicaid revenues for the quarter ended March 31, 2022 include $244 million, for the period from September through December 2021, related to the March 2022 CMS approval of a Texas directed payment program for the current program year that began September 1, 2021. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2022 and 2021 are summarized in the following table (dollars in millions):

	2022	Ratio	2021	Ratio
Medicare	$2,726	18.2%	$2,559	18.3%
Managed Medicare	2,324	15.6	2,053	14.7
Medicaid	579	3.9	527	3.8
Managed Medicaid	1,110	7.4	725	5.2
Managed care and insurers	7,152	47.9	6,885	49.1
International (managed care and insurers)	356	2.4	333	2.4
Other	698	4.6	895	6.5
Revenues	$14,945	100.0%	$13,977	100.0%

Consolidated and same facility revenue per equivalent admission increased 3.6% and 2.7%, respectively, in the first quarter of 2022, compared to the first quarter of 2021. Consolidated and same facility equivalent admissions increased 3.2% and 5.0%, respectively, in the first quarter of 2022, compared to the first quarter of 2021. Consolidated and same facility outpatient surgeries increased 7.0% and 6.8%, respectively, in the first quarter of 2022, compared to the first quarter of 2021. Consolidated and same facility inpatient surgeries declined 0.6% and increased 0.8%, respectively, in the first quarter of 2022, compared to the first quarter of 2021. Consolidated and same facility emergency department visits increased 11.7% and 14.6%, respectively, in the first quarter of 2022, compared to the first quarter of 2021.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2022 and 2021 follows (dollars in millions):

	2022	2021
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$12,744	$11,643
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.3%	11.4%
Total uncompensated care	$7,005	$6,821
Multiply by the cost-to-charges ratio	11.3%	11.4%
Estimated cost of total uncompensated care	$792	$778

Same facility uninsured admissions declined by 1,030 admissions, or 3.0%, in the first quarter of 2022 compared to the first quarter of 2021. Same facility uninsured admissions in 2021, compared to 2020, declined 6.3% in the fourth quarter, increased 1.2% in the third quarter, increased 6.6% in the second quarter of 2021, and declined 15.7% in the first quarter. The fluctuations in quarterly same facility admissions were primarily due to reimbursements received, as provided for under the Families First Coronavirus Response Act and subsequent legislation, for uninsured patients diagnosed with COVID-19 and the resulting classification of those patients as insured admissions, as well as general fluctuations in patient volumes resulting from COVID-19's impact on our operations. The government program to reimburse for testing and treatment of uninsured COVID-19 patients stopped accepting claims in March 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters ended March 31, 2022 and 2021 are set forth in the following table.

	2022	2021
Medicare	23%	24%
Managed Medicare	23	22
Medicaid	5	5
Managed Medicaid	13	12
Managed care and insurers	30	30
Uninsured	6	7
	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters ended March 31, 2022 and 2021 are set forth in the following table.

	2022	2021
Medicare	24%	24%
Managed Medicare	18	17
Medicaid	6	5
Managed Medicaid	9	6
Managed care and insurers	43	48
	100%	100%

At March 31, 2022, we had 91 hospitals in the states of Texas and Florida. During the quarter ended March 31, 2022, 58% of our admissions and 50% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 75% of our uninsured admissions during the quarter ended March 31, 2022.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. The Texas Healthcare Transformation and Quality Improvement Program (“Texas Waiver Program”) currently operates pursuant to a Medicaid waiver. During April 2022, CMS withdrew its previous letter that challenged the approval and extension of the Texas Waiver Program, and the program is now approved and extended through September 2030. Our Texas Medicaid revenues included Texas Waiver Program supplemental revenues of $103 million and $138 million during the first quarters of 2022 and 2021, respectively. In March 2022, the state of Texas received approval from CMS to implement a proposed directed payment program effective for the current program year that began September 1, 2021. During the first quarter of 2022, revenues include $385 million related to this program for the period September 2021 through March 2022. We receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results of operations for the quarters ended March 31, 2022 and 2021 (dollars in millions):

	2022		2021
	Amount	Ratio	Amount	Ratio
Revenues	$14,945	100.0	$13,977	100.0

Salaries and benefits	6,939	46.4	6,301	45.1
Supplies	2,321	15.5	2,224	15.9
Other operating expenses	2,752	18.5	2,421	17.4
Equity in earnings of affiliates	(11)	(0.1)	(21)	(0.2)
Depreciation and amortization	732	5.0	697	5.0
Interest expense	408	2.7	384	2.7
Gains on sales of facilities	(10)	(0.1)	(2)	—
	13,131	87.9	12,004	85.9
Income before income taxes	1,814	12.1	1,973	14.1
Provision for income taxes	349	2.3	393	2.8
Net income	1,465	9.8	1,580	11.3
Net income attributable to noncontrolling interests	192	1.3	157	1.1
Net income attributable to HCA Healthcare, Inc.	$1,273	8.5	$1,423	10.2
% changes from prior year:
Revenues	6.9%		8.7%
Income before income taxes	(8.1)		143.6
Net income attributable to HCA Healthcare, Inc.	(10.6)		145.0
Admissions(a)	0.1		(4.1)
Equivalent admissions(b)	3.2		(6.4)
Revenue per equivalent admission	3.6		16.1
Same facility % changes from prior year(c):
Revenues	7.8		9.0
Admissions(a)	2.1		(4.2)
Equivalent admissions(b)	5.0		(6.5)
Revenue per equivalent admission	2.7		16.6

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2022 and 2021

Revenues increased to $14.945 billion in the first quarter of 2022 from $13.977 billion in the first quarter of 2021. Net income attributable to HCA Healthcare, Inc. totaled $1.273 billion, or $4.14 per diluted share, for the quarter ended March 31, 2022, compared to $1.423 billion, or $4.14 per diluted share, for the quarter ended March 31, 2021. First quarter results for 2022 include gains on sales of facilities of $10 million, or $0.02 per diluted share. In March 2022, the state of Texas received approval from CMS to implement a proposed directed payment program effective for the current program year that began September 1, 2021. During the first quarter of 2022, revenues include $244 million and other operating expenses include $90 million from provider tax assessments related to this program for the period September through December 2021. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 307.374 million shares for the quarter ended March 31, 2022 and 343.321 million shares for the quarter ended March 31, 2021. During 2021 and the first quarter of 2022, we repurchased 37.812 million shares and 8.375 million shares, respectively, of our common stock.

Revenues increased 6.9% on a consolidated basis and 7.8% on a same facility basis for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.6% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.7% increase in same facility revenue per equivalent admission and a 5.0% increase in same facility equivalent admissions. The consolidated and same facility increases in revenue per equivalent admission were negatively impacted by declines in acuity of COVID-19 patients.

Salaries and benefits, as a percentage of revenues, were 46.4% in the first quarter of 2022 and 45.1% in the first quarter of 2021. Salaries and benefits per equivalent admission increased 6.7% in the first quarter of 2022 compared to the first quarter of 2021. Same facility salaries and benefits per full time equivalent increased 7.7% for the first quarter of 2022 compared to the first quarter of 2021 as we continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. We intend to reduce our utilization of and rates paid for premium rate labor, but the pace and amount of any expected future declines may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.5% in the first quarter of 2022 and 15.9% in the first quarter of 2021. Supply costs per equivalent admission increased 1.1% in the first quarter of 2022 compared to the first quarter of 2021. Supply costs per equivalent admission increased 5.9% for medical devices and 2.5% for general medical and surgical items and declined 10.7% for pharmacy supplies in the first quarter of 2022 compared to the first quarter of 2021. The decline in pharmacy supplies is primarily related to certain COVID-19 therapies used in the surge of COVID-19 cases during the first quarter of 2021.

Other operating expenses, as a percentage of revenues, were 18.5% in the first quarter of 2022 and 17.4% in the first quarter of 2021. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $143 million and $134 million for the first quarters of 2022 and 2021, respectively. For the quarter ended March 31, 2022, other operating expenses included $90 million of Texas provider tax assessments for September through December 2021 related to CMS' March 2022 approval of a Texas directed payment program (effective for the current program year that began September 1, 2021).

Equity in earnings of affiliates was $11 million and $21 million in the first quarters of 2022 and 2021, respectively.

Depreciation and amortization increased $35 million, from $697 million in the first quarter of 2021 to $732 million in the first quarter of 2022. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $408 million in the first quarter of 2022 and $384 million in the first quarter of 2021. Our average debt balance was $35.798 billion for the first quarter of 2022 compared to $31.019 billion for the first quarter of 2021. The average effective interest rate for our long-term debt was 4.6% and 5.0%, respectively, for the quarters ended March 31, 2022 and 2021.

During the first quarters of 2022 and 2021, we recorded gains on sales of facilities of $10 million and $2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2022 and 2021 (continued)

The effective tax rates were 21.5% and 21.7% for the first quarters of 2022 and 2021, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first quarters of 2022 and 2021 included tax benefits of $64 million and $74 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first quarters of 2022 and 2021 would have been 25.5% and 25.7%, respectively.

Net income attributable to noncontrolling interests increased from $157 million for the first quarter of 2021 to $192 million for the first quarter of 2022. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets and our surgery centers.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.345 billion in the first quarter of 2022 compared to $1.988 billion in the first quarter of 2021. The $643 million decline in cash provided by operating activities, in the first quarter of 2022 compared to the first quarter of 2021, related primarily to the combined impact of negative changes in working capital items of $492 million, primarily related to a payment of $344 million for deferred payroll taxes from 2020, and a $121 million decline in net income, excluding gains on sales of facilities. The combination of interest payments and net income tax payments in the first quarter of 2022 totaled $411 million, compared to the net combination of interest payments and income tax refunds in the first quarter of 2021 of $362 million. Working capital totaled $4.488 billion at March 31, 2022 and $3.960 billion at December 31, 2021.

Cash used in investing activities was $845 million in the first quarter of 2022 compared to $649 million in the first quarter of 2021. Excluding acquisitions, capital expenditures were $861 million in the first quarter of 2022 and $654 million in the first quarter of 2021. Planned capital expenditures are expected to approximate $4.2 billion in 2022. At March 31, 2022, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $4.5 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash provided by financing activities totaled $425 million in the first quarter of 2022, compared to cash used in financing activities of $2.104 billion in the first quarter of 2021. During the first quarter of 2022, net cash flows provided by financing activities included a net increase of $3.120 billion in our indebtedness, payment of dividends of $177 million, repurchase of common stock of $2.101 billion and distributions to noncontrolling interests of $171 million. During the first quarter of 2021, net cash flows used in financing activities included a net increase of $33 million in our indebtedness, payment of dividends of $169 million, repurchase of common stock of $1.527 billion and distributions to noncontrolling interests of $234 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $37.696 billion at March 31, 2022. Our interest expense was $408 million for the first quarter of 2022 and $384 million for the first quarter of 2021.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($6.435 billion and $5.075 billion available as of March 31, 2022 and April 30, 2022, respectively) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $513 million and $541 million at March 31, 2022 and December 31, 2021, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $134 million and $154 million at March 31, 2022 and December 31, 2021, respectively. Our facilities are insured by our insurance subsidiary for losses up to $75 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.809 billion and $1.813 billion at March 31, 2022 and December 31, 2021, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $482 million. We estimate that approximately $439 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During April 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023 and provided a notice of our election to redeem all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023.

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

The subsidiary guarantees may be automatically and unconditionally released and discharged upon certain customary events, including in the event such guarantee is released under our senior secured credit facilities. The indentures governing the senior secured notes include a “savings clause” intended to limit each subsidiary guarantor’s obligations as necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable law, which could reduce a subsidiary guarantor’s liability on its guarantee to zero. For further information regarding the guarantees, refer to the applicable indentures that are filed as exhibits to this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Summarized Financial Information (continued)

Summarized financial information is presented on a combined basis and transactions between the combining entities have been eliminated. Financial information for nonguarantor entities has been excluded. The summarized operating results information for the quarter ended March 31, 2022 and year ended December 31, 2021 and the summarized balance sheet information at March 31, 2022 and December 31, 2021, for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors (the Parent, Subsidiary Issuer and Subsidiary Guarantors) follow (dollars in millions):

Quarter Ended March 31, 2022 and Year Ended December 31, 2021:
	Quarter	Year
	March 31, 2022	December 31, 2021
Revenues	$8,728	$34,889
Income before income taxes	1,155	6,061
Net income	920	4,666
Net income attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	896	4,564

At March 31, 2022 and December 31, 2021:
	March 31, 2022	December 31, 2021
Current assets	$9,415	$8,268
Property and equipment, net	16,040	15,559
Goodwill and other intangible assets	5,695	5,694
Total noncurrent assets	22,719	22,370
Total assets	32,134	30,638
Current liabilities	6,807	5,697
Long-term debt, net	35,769	33,904
Intercompany balances	3,668	3,423
Income taxes and other liabilities	744	1,053
Total noncurrent liabilities	40,722	38,912
Stockholders’ deficit attributable to Parent, Subsidiary Issuer and Subsidiary Guarantors	(15,551)	(14,124)
Noncontrolling interests	156	153

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

Under the first lien intercreditor agreement, the administrative agent for the lenders under the cash flow credit facility, subject to the occurrence of certain events, has the exclusive right to direct foreclosures and take other actions with respect to these liens, and the trustee for the senior secured notes has no right to take any such actions. In certain circumstances, including upon certain events of default under the senior secured credit facilities and the senior secured notes, the collateral agent in respect of the cash flow credit facility and the senior secured notes could proceed against the collateral granted to it to secure such indebtedness, including the aforementioned pledged capital stock and pledged indebtedness, and require such collateral to be delivered to the collateral agent to the extent not already in its possession for purposes of perfecting the lien on such assets. For further information regarding the collateral, including events or circumstances that may require delivery of the collateral, refer to the applicable indentures, the first lien intercreditor agreement, the cash flow credit agreement and the pledge agreement that are filed as exhibits to this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2021.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $513 million at March 31, 2022. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At March 31, 2022, we had net unrealized losses of $10 million on the insurance subsidiaries’ investments.

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

With respect to our interest-bearing liabilities, approximately $1.440 billion of long-term debt at March 31, 2022 was subject to variable rates of interest, while the remaining balance of long-term debt of $36.256 billion at March 31, 2022 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our long-term debt was 4.6% and 5.0% for the quarters ended March 31, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

The estimated fair value of our total long-term debt was $39.038 billion at March 31, 2022. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $14 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

At March 31, 2022, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 return for one affiliated partnership. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2022	2021
Number of hospitals in operation at:
March 31	182	186
June 30		187
September 30		183
December 31		182
Number of freestanding outpatient surgical centers in operation at:
March 31	124	121
June 30		122
September 30		123
December 31		125
Licensed hospital beds at(a):
March 31	48,892	49,561
June 30		49,693
September 30		48,950
December 31		48,803
Weighted average beds in service(b):
Quarter:
First	41,818	42,363
Second		42,464
Third		42,088
Fourth		41,685
Year		42,148
Average daily census(c):
Quarter:
First	29,797	29,678
Second		28,901
Third		31,144
Fourth		29,273
Year		29,752
Admissions(d):
Quarter:
First	506,956	506,380
Second		532,041
Third		536,848
Fourth		514,706
Year		2,089,975
Equivalent admissions(e):
Quarter:
First	859,290	832,489
Second		916,212
Third		905,627
Fourth		881,910
Year		3,536,238
Average length of stay (days)(f):
Quarter:
First	5.3	5.3
Second		4.9
Third		5.3
Fourth		5.2
Year		5.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2022	2021
Emergency room visits(g):
Quarter:
First	2,056,389	1,841,778
Second		2,128,428
Third		2,338,180
Fourth		2,166,959
Year		8,475,345
Outpatient surgeries(h):
Quarter:
First	247,421	231,228
Second		262,107
Third		249,192
Fourth		265,709
Year		1,008,236
Inpatient surgeries(i):
Quarter:
First	126,880	127,590
Second		136,460
Third		126,436
Fourth		131,583
Year		522,069
Days revenues in accounts receivable(j):
Quarter:
First	51	48
Second		48
Third		51
Fourth		49
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	36%
Second		38%
Third		34%
Fourth		38%
Year		37%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of March 31, 2022.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2022 and February 2021, our Board of Directors authorized share repurchase programs for up to $8 billion and $6 billion, respectively, of our outstanding common stock. During the quarter ended March 31, 2022, we repurchased 8,374,934 shares of our common stock at an average price of $250.89 per share through market purchases pursuant to the February 2021 authorization (which was completed during the first quarter of 2022) and the January 2022 authorization. At March 31, 2022, we had $6.485 billion of repurchase authorization available under the January 2022 authorization.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2022 through March 31, 2022 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2022 through January 31, 2022	2,347,430	$249.68	2,347,430	$8,000
February 1, 2022 through February 28, 2022	2,948,912	$240.77	2,948,912	$7,290
March 1, 2022 through March 31, 2022	3,078,592	$261.49	3,078,592	$6,485
Total for first quarter 2022	8,374,934	$250.89	8,374,934	$6,485

On April 21, 2022, our Board of Directors declared a quarterly dividend of $0.56 per share on our common stock payable on June 30, 2022 to stockholders of record at the close of business on June 16, 2022. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 6. EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 29, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 10, 2022, and incorporated herein by reference).

4.2	—

Supplemental Indenture No. 30, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 10, 2022, and incorporated herein by reference).

4.3	—

Supplemental Indenture No. 31, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 10, 2022, and incorporated herein by reference).

4.4	—

Supplemental Indenture No. 32, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 10, 2022, and incorporated herein by reference).

4.5	—

Supplemental Indenture No. 33, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 10, 2022, and incorporated herein by reference).

4.6	—	Form of Global Notes representing the 2027 Notes (included in Exhibit 4.1)

4.7	—	Form of Global Notes representing the 2029 Notes (included in Exhibit 4.2)

4.8	—	Form of Global Notes representing the 2032 Notes (included in Exhibit 4.3)

4.9	—	Form of Global Notes representing the 2042 Notes (included in Exhibit 4.4)

4.10	—	Form of Global Notes representing the 2052 Notes (included in Exhibit 4.5)

4.11	—

Additional Receivables Intercreditor Agreement, dated as of March 9, 2022, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as First Lien Collateral Agent (filed as Exhibit 4.15 to the Company’s Current Report on Form 8-K filed on March 10, 2022, and incorporated herein by reference).

4.12	—

Registration Rights Agreement, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein and Citigroup Global Markets Inc., BofA Securities, Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC as representatives of the other several initial purchasers named therein (filed as Exhibit 4.16 to the Company’s Current Report on Form 8-K filed on March 10, 2022, and incorporated herein by reference).

10.1	—

HCA Healthcare, Inc. 2022 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2022, and incorporated herein by reference).*

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 3, 2022, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, (ii) the condensed consolidated income statements for the quarters ended March 31, 2022 and 2021, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2022 and 2021, (iv) the condensed consolidated statements of stockholders’ equity for the quarters ended March 31, 2022 and 2021, (v) the condensed consolidated statements of cash flows for the quarters ended March 31, 2022 and 2021 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: May 3, 2022