Form 10-Q
period 2022-06-30
HCA Healthcare, Inc.
filed 2022-08-01
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 25, 2022
Voting common stock, $.01 par value	287,024,800 shares

HCA HEALTHCARE, INC.

Form 10-Q

June 30, 2022

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2022	2021	2022	2021
Revenues	$14,820	$14,435	$29,765	$28,412

Salaries and benefits	6,792	6,385	13,731	12,686
Supplies	2,301	2,380	4,622	4,604
Other operating expenses	2,693	2,473	5,445	4,894
Equity in earnings of affiliates	(8)	(22)	(19)	(43)
Depreciation and amortization	738	712	1,470	1,409
Interest expense	434	386	842	770
Losses (gains) on sales of facilities	32	(8)	22	(10)
Losses on retirement of debt	78	12	78	12
	13,060	12,318	26,191	24,322
Income before income taxes	1,760	2,117	3,574	4,090
Provision for income taxes	381	453	730	846
Net income	1,379	1,664	2,844	3,244
Net income attributable to noncontrolling interests	224	214	416	371
Net income attributable to HCA Healthcare, Inc.	$1,155	$1,450	$2,428	$2,873
Per share data:
Basic earnings	$3.95	$4.42	$8.16	$8.62
Diluted earnings	$3.90	$4.36	$8.05	$8.50
Shares used in earnings per share calculations (in millions):
Basic	292.527	328.171	297.459	333.119
Diluted	296.061	332.613	301.690	337.940

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2022	2021	2022	2021
Net income	$1,379	$1,664	$2,844	$3,244
Other comprehensive (loss) income before taxes:
Foreign currency translation	(71)	3	(105)	11

Unrealized (losses) gains on available-for-sale securities	(16)	2	(42)	(9)
Losses included in other operating expenses	1	—	1	—
	(15)	2	(41)	(9)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	3	7	5	14
	3	7	5	14

Change in fair value of derivative financial instruments	1	(1)	5	—
Interest costs included in interest expense	2	9	4	18
	3	8	9	18
Other comprehensive (loss) income before taxes	(80)	20	(132)	34
Income taxes (benefits) related to other comprehensive income items	(12)	4	(21)	7
Other comprehensive (loss) income	(68)	16	(111)	27
Comprehensive income	1,311	1,680	2,733	3,271
Comprehensive income attributable to noncontrolling interests	224	214	416	371
Comprehensive income attributable to HCA Healthcare, Inc.	$1,087	$1,466	$2,317	$2,900

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$858	$1,451
Accounts receivable	8,628	8,095
Inventories	2,043	1,986
Other	2,408	2,010
	13,937	13,542

Property and equipment, at cost	52,816	51,350
Accumulated depreciation	(28,229)	(27,287)
	24,587	24,063

Investments of insurance subsidiaries	379	438
Investments in and advances to affiliates	435	448
Goodwill and other intangible assets	9,593	9,540
Right-of-use operating lease assets	2,139	2,113
Other	514	598
	$51,584	$50,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,742	$4,111
Accrued salaries	1,895	1,912
Other accrued expenses	3,116	3,322
Long-term debt due within one year	246	237
	8,999	9,582

Long-term debt, less debt issuance costs and discounts of $316 and $248	38,657	34,342
Professional liability risks	1,533	1,514
Right-of-use operating lease obligations	1,796	1,755
Income taxes and other liabilities	1,741	2,060

Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 287,004,400 shares — 2022 and 305,476,800 shares — 2021	3	3
Accumulated other comprehensive loss	(515)	(404)
Retained deficit	(3,168)	(532)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(3,680)	(933)
Noncontrolling interests	2,538	2,422
	(1,142)	1,489
	$51,584	$50,742

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other	Retained	Attributable to
	Shares	Par	of Par	Comprehensive	Earnings	Noncontrolling
	(in millions)	Value	Value	Loss	(Deficit)	Interests	Total
Balances, December 31, 2020	339.426	$3	$294	$(502)	$777	$2,320	$2,892
Comprehensive income				11	1,423	157	1,591
Repurchase of common stock	(8.477)		(225)		(1,302)		(1,527)
Share-based benefit plans	2.765		(75)				(75)
Cash dividends declared ($0.48 per share)					(163)		(163)
Distributions						(234)	(234)
Other			6			(8)	(2)
Balances, March 31, 2021	333.714	3	—	(491)	735	2,235	2,482
Comprehensive income				16	1,450	214	1,680
Repurchase of common stock	(11.261)		(142)		(2,145)		(2,287)
Share-based benefit plans	0.372		140				140
Cash dividends declared ($0.48 per share)					(161)		(161)
Distributions						(123)	(123)
Other			2			57	59
Balances, June 30, 2021	322.825	3	—	(475)	(121)	2,383	1,790
Comprehensive income				(17)	2,269	203	2,455
Repurchase of common stock	(9.605)		(130)		(2,199)		(2,329)
Share-based benefit plans	0.282		127				127
Cash dividends declared ($0.48 per share)					(155)		(155)
Distributions						(144)	(144)
Other			3			78	81
Balances, September 30, 2021	313.502	3	—	(492)	(206)	2,520	1,825
Comprehensive income				88	1,814	191	2,093
Repurchase of common stock	(8.469)		(81)		(1,991)		(2,072)
Share-based benefit plans	0.444		88				88
Cash dividends declared ($0.48 per share)					(149)		(149)
Distributions						(248)	(248)
Other			(7)			(41)	(48)
Balances, December 31, 2021	305.477	3	—	(404)	(532)	2,422	1,489
Comprehensive income				(43)	1,273	192	1,422
Repurchase of common stock	(8.375)				(2,101)		(2,101)
Share-based benefit plans	1.879				(57)		(57)
Cash dividends declared ($0.56 per share)					(171)		(171)
Distributions						(171)	(171)
Other					(1)	4	3
Balances, March 31, 2022	298.981	3	—	(447)	(1,589)	2,447	414
Comprehensive income				(68)	1,155	224	1,311
Repurchase of common stock	(12.230)		(111)		(2,571)		(2,682)
Share-based benefit plans	0.253		118				118
Cash dividends declared ($0.56 per share)					(163)		(163)
Distributions						(162)	(162)
Other			(7)			29	22
Balances, June 30, 2022	287.004	$3	$—	$(515)	$(3,168)	$2,538	$(1,142)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Unaudited

(Dollars in millions)

	2022	2021
Cash flows from operating activities:
Net income	$2,844	$3,244
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in cash from operating assets and liabilities:
Accounts receivable	(547)	(567)
Inventories and other assets	(462)	(213)
Accounts payable and accrued expenses	(818)	49
Depreciation and amortization	1,470	1,409
Income taxes	121	2
Losses (gains) on sales of facilities	22	(10)
Losses on retirement of debt	78	12
Amortization of debt issuance costs and discounts	15	14
Share-based compensation	171	226
Other	81	73
Net cash provided by operating activities	2,975	4,239
Cash flows from investing activities:
Purchase of property and equipment	(1,941)	(1,496)
Acquisition of hospitals and health care entities	(116)	(98)
Sales of hospitals and health care entities	20	30
Change in investments	(2)	(12)
Other	(11)	7
Net cash used in investing activities	(2,050)	(1,569)
Cash flows from financing activities:
Issuance of long-term debt	5,966	4,337
Net change in revolving credit facilities	930	800
Repayment of long-term debt	(2,690)	(3,731)
Distributions to noncontrolling interests	(333)	(357)
Payment of debt issuance costs	(53)	(32)
Payment of dividends	(337)	(325)
Repurchase of common stock	(4,783)	(3,814)
Other	(201)	(224)
Net cash used in financing activities	(1,501)	(3,346)
Effect of exchange rate changes on cash and cash equivalents	(17)	3
Change in cash and cash equivalents	(593)	(673)
Cash and cash equivalents at beginning of period	1,451	1,793
Cash and cash equivalents at end of period	$858	$1,120
Interest payments	$777	$755
Income tax payments, net	$609	$844

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2022, these affiliates owned and operated 182 hospitals, 126 freestanding surgery centers, 21 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $95 million and $127 million for the quarters ended June 30, 2022 and 2021, respectively, and $190 million and $214 million for the six months ended June 30, 2022 and 2021, respectively. Operating results for the quarter and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2022 and 2021 are summarized in the following table (dollars in millions):

	Quarter
	2022	Ratio	2021	Ratio
Medicare	$2,495	16.8%	$2,612	18.1%
Managed Medicare	2,260	15.2	2,104	14.6
Medicaid	611	4.1	503	3.5
Managed Medicaid	954	6.4	831	5.8
Managed care and insurers	7,144	48.4	7,417	51.3
International (managed care and insurers)	325	2.2	338	2.3
Other	1,031	6.9	630	4.4
Revenues	$14,820	100.0%	$14,435	100.0%

	Six Months
	2022	Ratio	2021	Ratio
Medicare	$5,221	17.5%	$5,171	18.2%
Managed Medicare	4,584	15.4	4,157	14.6
Medicaid	1,190	4.0	1,030	3.6
Managed Medicaid	2,064	6.9	1,556	5.5
Managed care and insurers	14,296	48.1	14,302	50.4
International (managed care and insurers)	681	2.3	671	2.4
Other	1,729	5.8	1,525	5.3
Revenues	$29,765	100.0%	$28,412	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2022 and 2021 follows (dollars in millions):

	Quarter		Six Months
	2022	2021	2022	2021
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$12,524	$11,950	$25,268	$23,593
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.0%	11.1%	11.2%	11.2%
Total uncompensated care	$8,457	$7,696	$15,462	$14,517
Multiply by the cost-to-charges ratio	11.0%	11.1%	11.2%	11.2%
Estimated cost of total uncompensated care	$940	$848	$1,732	$1,626

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The total uncompensated care amounts include charity care of $3.617 billion and $3.684 billion, respectively, and the related estimated costs of charity care were $401 million and $407 million, respectively, for the quarters ended June 30, 2022 and 2021. The total uncompensated care amounts include charity care of $7.075 billion and $6.626 billion, respectively, and the related estimated costs of charity care were $792 million and $742 million, respectively, for the six months ended June 30, 2022 and 2021.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2022, we paid $116 million to acquire nonhospital health care entities. During the six months ended June 30, 2021, we paid $98 million to acquire a hospital in Georgia and nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the six months ended June 30, 2022 and 2021, we received proceeds of $20 million and $30 million, respectively, and recognized pretax losses of $22 million and pretax gains of $10 million, respectively, related to sales of real estate and other health care entity investments.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended June 30, 2022 and 2021 were $381 million and $453 million, respectively, and the effective tax rates were 24.8% and 23.8%, respectively. Our provisions for income taxes for the six months ended June 30, 2022 and 2021 were $730 million and $846 million, respectively, and the effective tax rates were 23.1% and 22.7%, respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $67 million and $85 million for the six months ended June 30, 2022 and 2021, respectively.

Our liability for unrecognized tax benefits was $663 million, including accrued interest of $110 million, as of June 30, 2022 ($642 million and $99 million, respectively, as of December 31, 2021). Unrecognized tax benefits of $240 million ($217 million as of December 31, 2021) would affect the effective rate, if recognized.

At June 30, 2022, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 return for one affiliated partnership. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2022 and 2021 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2022	2021	2022	2021
Net income attributable to HCA Healthcare, Inc.	$1,155	$1,450	$2,428	$2,873

Weighted average common shares outstanding	292.527	328.171	297.459	333.119
Effect of dilutive incremental shares	3.534	4.442	4.231	4.821
Shares used for diluted earnings per share	296.061	332.613	301.690	337.940
Earnings per share:
Basic earnings	$3.95	$4.42	$8.16	$8.62
Diluted earnings	$3.90	$4.36	$8.05	$8.50

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2022 and December 31, 2021 follows (dollars in millions):

	June 30, 2022
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$413	$—	$(26)	$387
Money market funds and other	106	—	—	106
	$519	$—	$(26)	493
Amounts classified as current assets				(114)
Investment carrying value				$379

	December 31, 2021
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$400	$18	$(2)	$416
Money market funds and other	125	—	—	125
	$525	$18	$(2)	541
Amounts classified as current assets				(103)
Investment carrying value				$438

At June 30, 2022 and December 31, 2021, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at June 30, 2022 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$20	$20
Due after one year through five years	133	131
Due after five years through ten years	171	155
Due after ten years	89	81
	$413	$387

The average expected maturity of the investments in debt securities at June 30, 2022 was 6.0 years, compared to the average scheduled maturity of 9.0 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

NOTE 6 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2022
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$387	$—	$387	$—
Money market funds and other	106	106	—	—
Investments of insurance subsidiaries	493	106	387	—
Less amounts classified as current assets	(114)	(102)	(12)	—
	$379	$4	$375	$—

Interest rate swap (Other current assets)	$1	$—	$1	$—

	December 31, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	125	125	—	—
Investments of insurance subsidiaries	541	125	416	—
Less amounts classified as current assets	(103)	(103)	—	—
	$438	$22	$416	$—
Liabilities:
Interest rate swap (Other accrued expenses)	$8	$—	$8	$—

The estimated fair value of our debt was $36.652 billion and $38.541 billion at June 30, 2022 and December 31, 2021, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $39.219 billion and $34.827 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of debt with the same maturities.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2022 and December 31, 2021, including related interest rates at June 30, 2022, follows (dollars in millions):

	June 30, 2022	December 31, 2021
Senior secured asset-based revolving credit facility (effective interest rate of 2.6%)	$3,710	$2,780
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 3.2%)	1,920	1,960
Senior secured notes	—	16,200
Other senior secured debt (effective interest rate of 4.0%)	937	935
Senior secured debt	6,567	21,875
Senior unsecured notes (effective interest rate of 4.9%)	32,652	12,952
Debt issuance costs and discounts	(316)	(248)
Total debt (average life of 10.0 years, rates averaging 4.6%)	38,903	34,579
Less amounts due within one year	246	237
	$38,657	$34,342

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During April 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023. During May 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. The aggregate pretax loss on retirement of debt for these two redemptions was $78 million.

During May 2022, Standard & Poor's Rating Services ("S&P") announced it had issued an investment grade rating with respect to the issuer credit rating of HCA Healthcare, Inc. and its subsidiaries. S&P's announcement, in conjunction with the Moody's Investors Service, Inc. upgrade in 2021, permitted the permanent release of the subsidiary guarantees and all collateral securing our senior secured notes. As a result of these releases, the senior secured notes are now classified as senior unsecured notes. The subsidiary guarantees and collateral securing our senior secured credit facilities are not affected.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — CONTINGENCIES (continued)

Texas operates a state Medicaid program pursuant to a waiver from the Centers for Medicare & Medicaid Services ("CMS") under Section 1115 of the Social Security Act (“Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam lawsuit. The Company believes that our participation is and has been consistent with the requirements of the Program and is vigorously defending against the lawsuit being pursued by the relator. We cannot predict what effect, if any, the qui tam lawsuit could have on the Company.

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2022 and February 2021, our Board of Directors authorized share repurchase programs for up to $8 billion and $6 billion, respectively, of our outstanding common stock. During the six months ended June 30, 2022, we repurchased 20.605 million shares of our common stock at an average price of $232.14 per share through market purchases pursuant to the February 2021 authorization (which was completed during the first quarter of 2022) and the January 2022 authorization. At June 30, 2022, we had $3.803 billion of repurchase authorization available under the January 2022 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2021	$12	$(278)	$(132)	$(6)	$(404)
Unrealized losses on available-for-sale securities, net of $9 income tax benefit	(33)				(33)
Foreign currency translation adjustments, net of $15 income tax benefit		(90)			(90)
Change in fair value of derivative instruments, net of $1 of income taxes				4	4
Expense reclassified into operations from other comprehensive income, net of none, $1 and $1 income tax benefits, respectively	1		4	3	8
Balances at June 30, 2022	$(20)	$(368)	$(128)	$1	$(515)

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

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains and losses on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2022 and 2021 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2022	2021	2022	2021
Revenues:
National Group	$7,349	$7,300	$14,855	$14,356
American Group	6,657	6,504	13,273	12,795
Corporate and other	814	631	1,637	1,261
	$14,820	$14,435	$29,765	$28,412
Equity in earnings of affiliates:
National Group	$(1)	$(9)	$(2)	$(16)
American Group	(9)	(12)	(18)	(24)
Corporate and other	2	(1)	1	(3)
	$(8)	$(22)	$(19)	$(43)
Adjusted segment EBITDA:
National Group	$1,540	$1,845	$3,106	$3,550
American Group	1,542	1,593	3,028	3,094
Corporate and other	(40)	(219)	(148)	(373)
	$3,042	$3,219	$5,986	$6,271
Depreciation and amortization:
National Group	$364	$339	$719	$662
American Group	304	296	605	589
Corporate and other	70	77	146	158
	$738	$712	$1,470	$1,409

Adjusted segment EBITDA	$3,042	$3,219	$5,986	$6,271
Depreciation and amortization	738	712	1,470	1,409
Interest expense	434	386	842	770
Losses (gains) on sales of facilities	32	(8)	22	(10)
Losses on retirement of debt	78	12	78	12
Income before income taxes	$1,760	$2,117	$3,574	$4,090

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) developments related to COVID-19, including, without limitation, the length and severity of its impact and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume and acuity of COVID-19 patients cared for across our health systems; measures we are taking to respond to COVID-19; the impact and terms of government and administrative regulation and stimulus and relief measures (including the Families First Coronavirus Response Act, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021 (“ARPA”) and other enacted and potential future legislation) and whether various stimulus and relief programs continue or new similar programs are enacted in the future; changes in revenues due to declining patient volumes, changes in payer mix and deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions, including the impact of any current or future vaccine mandates; supply shortages and disruptions; and the timing, availability and adoption of effective medical treatments and vaccines (including boosters), (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including but not limited to, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), and the effects of additional changes to the Affordable Care Act, its implementation, or interpretation (including through executive orders and court challenges), and proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to COVID-19, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 (“PAYGO Act”) as a result of the federal budget deficit impact of the ARPA, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy and financial markets) resulting from COVID-19 or other factors, (16) the emergence of and effects related to pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, (25) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Second Quarter 2022 Operations Summary

Revenues increased to $14.820 billion in the second quarter of 2022 from $14.435 billion in the second quarter of 2021. Net income attributable to HCA Healthcare, Inc. totaled $1.155 billion, or $3.90 per diluted share, for the quarter ended June 30, 2022, compared to $1.450 billion, or $4.36 per diluted share, for the quarter ended June 30, 2021. Second quarter results for 2022 and 2021 include losses on sales of facilities of $32 million, or $0.11 per diluted share, and gains on sales of facilities of $8 million, or $0.02 per diluted share, respectively. Second quarter results for 2022 and 2021 also include losses on retirement of debt of $78 million, or $0.20 per diluted share, and $12 million, or $0.03 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 296.061 million shares for the quarter ended June 30, 2022 and 332.613 million shares for the quarter ended June 30, 2021. During 2021 and the first six months of 2022, we repurchased 37.812 million shares and 20.605 million shares, respectively, of our common stock.

Revenues increased 2.7% on a consolidated basis and 4.0% on a same facility basis for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021. The increase in consolidated revenues can be attributed to the net impact of a 4.2% increase in revenue per equivalent admission and a 1.5% decline in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 3.5% increase in same facility revenue per equivalent admission and a 0.5% increase in same facility equivalent admissions.

During the quarter ended June 30, 2022, consolidated admissions declined 3.2% and same facility admissions declined 1.2% compared to the quarter ended June 30, 2021. Surgeries declined 2.4% on a consolidated basis and 1.7% on a same facility basis during the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021. Emergency department visits increased 4.5% on a consolidated basis and 7.3% on a same facility basis during the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021. Consolidated and same facility uninsured admissions declined 7.4% and 5.1%, respectively, for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021.

Cash flows from operating activities declined $621 million, from $2.251 billion for the second quarter of 2021 to $1.630 billion for the second quarter of 2022. The decline in cash provided by operating activities was primarily related to negative changes in working capital items of $604 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 2.7% from $14.435 billion in the second quarter of 2021 to $14.820 billion in the second quarter of 2022. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2022 and 2021 are summarized in the following table (dollars in millions):

	Quarter
	2022	Ratio	2021	Ratio
Medicare	$2,495	16.8%	$2,612	18.1%
Managed Medicare	2,260	15.2	2,104	14.6
Medicaid	611	4.1	503	3.5
Managed Medicaid	954	6.4	831	5.8
Managed care and insurers	7,144	48.4	7,417	51.3
International (managed care and insurers)	325	2.2	338	2.3
Other	1,031	6.9	630	4.4
Revenues	$14,820	100.0%	$14,435	100.0%

	Six Months
	2022	Ratio	2021	Ratio
Medicare	$5,221	17.5%	$5,171	18.2%
Managed Medicare	4,584	15.4	4,157	14.6
Medicaid	1,190	4.0	1,030	3.6
Managed Medicaid	2,064	6.9	1,556	5.5
Managed care and insurers	14,296	48.1	14,302	50.4
International (managed care and insurers)	681	2.3	671	2.4
Other	1,729	5.8	1,525	5.3
Revenues	$29,765	100.0%	$28,412	100.0%

Consolidated and same facility revenue per equivalent admission increased 4.2% and 3.5%, respectively, in the second quarter of 2022, compared to the second quarter of 2021. Consolidated and same facility equivalent admissions declined 1.5% and increased 0.5%, respectively, in the second quarter of 2022, compared to the second quarter of 2021. Consolidated and same facility outpatient surgeries declined 1.5% and 1.4%, respectively, in the second quarter of 2022, compared to the second quarter of 2021. Consolidated and same facility inpatient surgeries declined 4.0% and 2.3%, respectively, in the second quarter of 2022, compared to the second quarter of 2021. Consolidated and same facility emergency department visits increased 4.5% and 7.3%, respectively, in the second quarter of 2022, compared to the second quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2022 and 2021 follows (dollars in millions):

	Quarter		Six Months
	2022	2021	2022	2021
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$12,524	$11,950	$25,268	$23,593
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.0%	11.1%	11.2%	11.2%
Total uncompensated care	$8,457	$7,696	$15,462	$14,517
Multiply by the cost-to-charges ratio	11.0%	11.1%	11.2%	11.2%
Estimated cost of total uncompensated care	$940	$848	$1,732	$1,626

Same facility uninsured admissions declined by 2,044 admissions, or 5.1%, in the second quarter of 2022, compared to the second quarter of 2021. Same facility uninsured admissions declined 3.0% in the first quarter of 2022, compared to the first quarter of 2021. Same facility uninsured admissions in 2021, compared to 2020, declined 6.3% in the fourth quarter, increased 1.2% in the third quarter, increased 6.6% in the second quarter of 2021, and declined 15.7% in the first quarter.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2022 and 2021 are set forth in the following table.

	Quarter		Six Months
	2022	2021	2022	2021
Medicare	22%	23%	22%	23%
Managed Medicare	23	21	23	22
Medicaid	5	5	5	5
Managed Medicaid	13	13	13	13
Managed care and insurers	30	30	30	30
Uninsured	7	8	7	7
	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and six months ended June 30, 2022 and 2021 are set forth in the following table.

	Quarter		Six Months
	2022	2021	2022	2021
Medicare	23%	24%	24%	24%
Managed Medicare	18	17	18	17
Medicaid	7	5	6	5
Managed Medicaid	7	7	8	6
Managed care and insurers	45	47	44	48
	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

At June 30, 2022, we had 91 hospitals in the states of Texas and Florida. During the quarter ended June 30, 2022, 57% of our admissions and 50% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended June 30, 2022.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some state Medicaid programs use, or have applied to use, waivers granted by the Centers for Medicare & Medicaid Services ("CMS") to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. For example, the Texas Healthcare Transformation and Quality Improvement Program (“Texas Waiver Program”) currently operates pursuant to a Medicaid waiver that has been extended through September 2030. Our Texas Medicaid revenues included Texas Waiver Program supplemental revenues of $144 million and $148 million during the second quarters of 2022 and 2021, respectively, and $247 million and $286 million during the first six months of 2022 and 2021, respectively. We receive supplemental payments in several other states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2022 and 2021 (dollars in millions):

	Quarter
	2022		2021
	Amount	Ratio	Amount	Ratio
Revenues	$14,820	100.0	$14,435	100.0

Salaries and benefits	6,792	45.8	6,385	44.2
Supplies	2,301	15.5	2,380	16.5
Other operating expenses	2,693	18.3	2,473	17.2
Equity in earnings of affiliates	(8)	(0.1)	(22)	(0.2)
Depreciation and amortization	738	5.0	712	4.9
Interest expense	434	2.9	386	2.7
Losses (gains) on sales of facilities	32	0.2	(8)	(0.1)
Losses on retirement of debt	78	0.5	12	0.1
	13,060	88.1	12,318	85.3
Income before income taxes	1,760	11.9	2,117	14.7
Provision for income taxes	381	2.6	453	3.2
Net income	1,379	9.3	1,664	11.5
Net income attributable to noncontrolling interests	224	1.5	214	1.5
Net income attributable to HCA Healthcare, Inc.	$1,155	7.8	$1,450	10.0
% changes from prior year:
Revenues	2.7%		30.4%
Income before income taxes	(16.9)		35.7
Net income attributable to HCA Healthcare, Inc.	(20.3)		34.3
Admissions(a)	(3.2)		17.5
Equivalent admissions(b)	(1.5)		26.7
Revenue per equivalent admission	4.2		2.9
Same facility % changes from prior year(c):
Revenues	4.0		30.1
Admissions(a)	(1.2)		17.5
Equivalent admissions(b)	0.5		26.8
Revenue per equivalent admission	3.5		2.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2022		2021
	Amount	Ratio	Amount	Ratio
Revenues	$29,765	100.0	$28,412	100.0

Salaries and benefits	13,731	46.1	12,686	44.6
Supplies	4,622	15.5	4,604	16.2
Other operating expenses	5,445	18.4	4,894	17.3
Equity in earnings of affiliates	(19)	(0.1)	(43)	(0.2)
Depreciation and amortization	1,470	4.9	1,409	5.0
Interest expense	842	2.8	770	2.7
Losses (gains) on sales of facilities	22	0.1	(10)	—
Losses on retirement of debt	78	0.3	12	—
	26,191	88.0	24,322	85.6
Income before income taxes	3,574	12.0	4,090	14.4
Provision for income taxes	730	2.4	846	3.0
Net income	2,844	9.6	3,244	11.4
Net income attributable to noncontrolling interests	416	1.4	371	1.3
Net income attributable to HCA Healthcare, Inc.	$2,428	8.2	$2,873	10.1
% changes from prior year:
Revenues	4.8%		18.7%
Income before income taxes	(12.6)		72.5
Net income attributable to HCA Healthcare, Inc.	(15.5)		73.0
Admissions(a)	(1.6)		5.8
Equivalent admissions(b)	0.8		8.5
Revenue per equivalent admission	4.0		9.5
Same facility % changes from prior year(c):
Revenues	5.9		18.8
Admissions(a)	0.4		5.8
Equivalent admissions(b)	2.7		8.5
Revenue per equivalent admission	3.1		9.5

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2022 and 2021

Revenues increased to $14.820 billion in the second quarter of 2022 from $14.435 billion in the second quarter of 2021. Net income attributable to HCA Healthcare, Inc. totaled $1.155 billion, or $3.90 per diluted share, for the quarter ended June 30, 2022, compared to $1.450 billion, or $4.36 per diluted share, for the quarter ended June 30, 2021. Second quarter results for 2022 and 2021 include losses on sales of facilities of $32 million, or $0.11 per diluted share, and gains on sales of facilities of $8 million, or $0.02 per diluted share, respectively. Second quarter results for 2022 and 2021 also include losses on retirement of debt of $78 million, or $0.20 per diluted share, and $12 million, or $0.03 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 296.061 million shares for the quarter ended June 30, 2022 and 332.613 million shares for the quarter ended June 30, 2021. During 2021 and the first six months of 2022, we repurchased 37.812 million shares and 20.605 million shares, respectively, of our common stock.

Revenues increased 2.7% on a consolidated basis and 4.0% on a same facility basis for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021. The increase in consolidated revenues can be attributed to the net impact of a 4.2% increase in revenue per equivalent admission and a 1.5% decline in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 3.5% increase in same facility revenue per equivalent admission and a 0.5% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 45.8% in the second quarter of 2022 and 44.2% in the second quarter of 2021. Salaries and benefits per equivalent admission increased 8.0% in the second quarter of 2022, compared to the second quarter of 2021. Same facility salaries and benefits per full time equivalent increased 5.9% for the second quarter of 2022, compared to the second quarter of 2021 as inflation has impacted our labor costs and as we continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. We intend to continue reducing our utilization of and rates paid for premium rate labor, but the pace and amount of any expected future declines may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.5% in the second quarter of 2022 and 16.5% in the second quarter of 2021. Supply costs per equivalent admission declined 1.9% in the second quarter of 2022, compared to the second quarter of 2021. Supply costs per equivalent admission declined 0.5% for medical devices, 11.0% for pharmacy supplies and 0.4% for general medical and surgical items in the second quarter of 2022, compared to the second quarter of 2021. The decline in pharmacy supplies is primarily related to higher utilization of certain COVID-19 therapies during the second quarter of 2021.

Other operating expenses, as a percentage of revenues, were 18.3% in the second quarter of 2022 and 17.2% in the second quarter of 2021. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $142 million and $135 million for the second quarters of 2022 and 2021, respectively.

Equity in earnings of affiliates was $8 million and $22 million in the second quarters of 2022 and 2021, respectively.

Depreciation and amortization increased $26 million, from $712 million in the second quarter of 2021 to $738 million in the second quarter of 2022. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $434 million in the second quarter of 2022 and $386 million in the second quarter of 2021. Our average debt balance was $38.264 billion for the second quarter of 2022, compared to $31.892 billion for the second quarter of 2021. The average effective interest rate for our debt was 4.5% and 4.9%, respectively, for the quarters ended June 30, 2022 and 2021.

During the second quarters of 2022 and 2021, we recorded losses on sales of facilities of $32 million and gains on sales of facilities of $8 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2022 and 2021 (continued)

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During April 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023. During May 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. The aggregate pretax loss on retirement of debt for these two redemptions was $78 million. During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan A facility and a new $500 million term loan B facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire $3.657 billion of term loan facilities. The pretax loss on retirement of debt was $12 million.

The effective tax rates were 24.8% and 23.8% for the second quarters of 2022 and 2021, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $214 million for the second quarter of 2021 to $224 million for the second quarter of 2022. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets.

Six Months Ended June 30, 2022 and 2021

Revenues increased to $29.765 billion in the first six months of 2022 from $28.412 billion in the first six months of 2021. Net income attributable to HCA Healthcare, Inc. totaled $2.428 billion, or $8.05 per diluted share, for the six months ended June 30, 2022, compared to $2.873 billion, or $8.50 per diluted share, for the six months ended June 30, 2021. Results for the first six months of 2022 and 2021 include losses on sales of facilities of $22 million, or $0.08 per diluted share, and gains on sales of facilities of $10 million, or $0.02 per diluted share, respectively. Results for the first six months of 2022 and 2021 also include losses on retirement of debt of $78 million, or $0.20 per diluted share, and $12 million, or $0.03 per diluted share, respectively. Our provision for income taxes for the first six months of 2022 and 2021 included tax benefits of $67 million, or $0.22 per diluted share, and $85 million, or $0.25 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 301.690 million shares for the six months ended June 30, 2022 and 337.940 million shares for the six months ended June 30, 2021. During 2021 and the first six months of 2022, we repurchased 37.812 million shares and 20.605 million shares, respectively, of our common stock.

Revenues increased 4.8% on a consolidated basis and 5.9% on a same facility basis for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in consolidated revenues can be attributed to the combined impact of a 4.0% increase in revenue per equivalent admission and a 0.8% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 3.1% increase in same facility revenue per equivalent admission and a 2.7% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 46.1% in the first six months of 2022 and 44.6% in the first six months of 2021. Salaries and benefits per equivalent admission increased 7.4% in the first six months of 2022, compared to the first six months of 2021. Same facility salaries and benefits per full time equivalent increased 6.8% for the first six months of 2022, compared to the first six months of 2021 as inflation has impacted our labor costs and as we continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. We intend to continue reducing our utilization of and rates paid for premium rate labor, but the pace and amount of any expected future declines may be affected by labor market conditions and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2022 and 2021 (continued)

Supplies, as a percentage of revenues, were 15.5% in the first six months of 2022 and 16.2% in the first six months of 2021. Supply costs per equivalent admission declined 0.4% in the first six months of 2022, compared to the first six months of 2021. Supply costs per equivalent admission increased 2.5% for medical devices and 1.1% for general medical and surgical items and declined 10.8% for pharmacy supplies in the first six months of 2022, compared to the first six months of 2021. The decline in pharmacy supplies is primarily related to higher utilization of certain COVID-19 therapies during the first six months of 2021.

Other operating expenses, as a percentage of revenues, were 18.4% in the first six months of 2022 and 17.3% in the first six months of 2021. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $285 million and $269 million for the first six months of 2022 and 2021, respectively.

Equity in earnings of affiliates was $19 million and $43 million in the first six months of 2022 and 2021, respectively.

Depreciation and amortization increased $61 million, from $1.409 billion in the first six months of 2021 to $1.470 billion in the first six months of 2022. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $842 million in the first six months of 2022 and $770 million in the first six months of 2021. Our average debt balance was $36.936 billion for the first six months of 2022 compared to $31.510 billion for the first six months of 2021. The average effective interest rate for our debt was 4.6% and 4.9%, respectively, for the six months ended June 30, 2022 and 2021.

During the first six months of 2022 and 2021, we recorded losses on sales of facilities of $22 million and gains on sales of facilities $10 million, respectively.

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During April 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023. During May 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. The aggregate pretax loss on retirement of debt for these two redemptions was $78 million. During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan A facility and a new $500 million term loan B facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire $3.657 billion of term loan facilities. The pretax loss on retirement of debt was $12 million.

The effective tax rates were 23.1% and 22.7% for the first six months of 2022 and 2021, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first six months of 2022 and 2021 included tax benefits of $67 million and $85 million, respectively, related to employee equity award settlements. Excluding the effect of these adjustments, the effective tax rate for the first six months of 2022 and 2021 would have been 25.2% and 25.0%, respectively.

Net income attributable to noncontrolling interests increased from $371 million for the first six months of 2021 to $416 million for the first six months 2022. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets, our group purchasing organization and our surgery centers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.975 billion for the first six months of 2022 compared to $4.239 billion for the first six months of 2021. The $1.264 billion decline in cash provided by operating activities, for the first six months of 2022 compared to the first six months of 2021, related primarily to the net impact of negative changes in working capital items of $1.096 billion, including a payment of $344 million for deferred payroll taxes from 2020. The combination of interest payments and net income tax payments in the first six months of 2022 and 2021 totaled $1.386 billion and $1.599 billion, respectively. Working capital totaled $4.938 billion at June 30, 2022 and $3.960 billion at December 31, 2021.

Cash used in investing activities was $2.050 billion in the first six months of 2022 compared to $1.569 billion in the first six months of 2021. Excluding acquisitions, capital expenditures were $1.941 billion in the first six months of 2022 and $1.496 billion in the first six months of 2021. Planned capital expenditures are expected to approximate $4.2 billion in 2022. At June 30, 2022, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $4.3 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $1.501 billion in the first six months of 2022, compared to $3.346 billion in the first six months of 2021. During the first six months of 2022, net cash flows used in financing activities included a net increase of $4.206 billion in our indebtedness, payment of dividends of $337 million, repurchase of common stock of $4.783 billion and distributions to noncontrolling interests of $333 million. During the first six months of 2021, net cash flows used in financing activities included a net increase of $1.406 billion in our indebtedness, payment of dividends of $325 million, repurchase of common stock of $3.814 billion and distributions to noncontrolling interests of $357 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $38.903 billion at June 30, 2022. Our interest expense was $842 million for the first six months of 2022 and $770 million for the first six months of 2021.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.725 billion and $3.355 billion available as of June 30, 2022 and July 31, 2022, respectively) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $493 million and $541 million at June 30, 2022 and December 31, 2021, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $139 million and $154 million at June 30, 2022 and December 31, 2021, respectively. Our facilities are insured by our insurance subsidiary for losses up to $75 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.835 billion and $1.813 billion at June 30, 2022 and December 31, 2021, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $488 million. We estimate that approximately $445 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During April 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023. During May 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

HCA Inc., a direct wholly-owned subsidiary of HCA Healthcare, Inc., is the primary obligor under a substantial portion of our indebtedness, including our senior secured credit facilities and senior notes. The senior secured credit facilities are fully and unconditionally guaranteed on a senior secured basis by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are "Unrestricted Subsidiaries" under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility). For further information regarding the senior secured credit facilities and the related subsidiary guarantees, refer to the discussion under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021. On May 25, 2022, Standard & Poor’s Rating Services (“S&P”) announced it had issued an investment grade rating with respect to the issuer credit rating of HCA Healthcare, Inc. and its subsidiaries. S&P’s announcement, in conjunction with previously disclosed events, constituted an “Investment Grade Rating Event” or a “Ratings Event,” as applicable, under the terms of the indentures governing HCA Inc.’s outstanding senior secured notes and, as a result, the conditions in the senior secured indentures to permit the permanent release of the subsidiary guarantees and all collateral securing the senior secured notes were met. The subsidiary guarantees and collateral securing our senior secured credit facilities are not affected. Following this release of the subsidiary guarantees and collateral securing the senior secured notes, the subsidiary guarantors deregistered with the Securities and Exchange Commission. As a result, summarized financial information for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors, and information about the subsidiary guarantees and affiliates whose securities were pledged as collateral will no longer be presented.

All of the senior notes issued by HCA Inc. in 2014 or later continue to be fully and unconditionally guaranteed on an unsecured basis by HCA Healthcare, Inc. The combined assets, liabilities, and results of operations of HCA Healthcare, Inc. and HCA Inc. are not materially different than the corresponding amounts presented in the consolidated financial statements of HCA Healthcare, Inc. As a result, summarized financial information of HCA Healthcare, Inc. and HCA Inc. is not required to be presented under Rule 13-01 of Regulation S-X.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $493 million at June 30, 2022. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At June 30, 2022, we had net unrealized losses of $26 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $5.130 billion of our debt at June 30, 2022 was subject to variable rates of interest, while the remaining debt balance of $33.773 billion at June 30, 2022 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our debt was 4.6% and 4.9% for the six months ended June 30, 2022 and 2021, respectively.

The estimated fair value of our debt was $36.652 billion at June 30, 2022. The estimates of fair value are based upon the quoted market prices for the same or similar issues of debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $51 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Examinations

At June 30, 2022, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 return for one affiliated partnership. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2022	2021
Number of hospitals in operation at:
March 31	182	186
June 30	182	187
September 30		183
December 31		182
Number of freestanding outpatient surgical centers in operation at:
March 31	124	121
June 30	126	122
September 30		123
December 31		125
Licensed hospital beds at(a):
March 31	48,892	49,561
June 30	48,979	49,693
September 30		48,950
December 31		48,803
Weighted average beds in service(b):
Quarter:
First	41,818	42,363
Second	41,930	42,464
Third		42,088
Fourth		41,685
Year		42,148
Average daily census(c):
Quarter:
First	29,797	29,678
Second	28,256	28,901
Third		31,144
Fourth		29,273
Year		29,752
Admissions(d):
Quarter:
First	506,956	506,380
Second	515,113	532,041
Third		536,848
Fourth		514,706
Year		2,089,975
Equivalent admissions(e):
Quarter:
First	859,290	832,489
Second	902,757	916,212
Third		905,627
Fourth		881,910
Year		3,536,238
Average length of stay (days)(f):
Quarter:
First	5.3	5.3
Second	5.0	4.9
Third		5.3
Fourth		5.2
Year		5.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2022	2021
Emergency room visits(g):
Quarter:
First	2,056,389	1,841,778
Second	2,223,999	2,128,428
Third		2,338,180
Fourth		2,166,959
Year		8,475,345
Outpatient surgeries(h):
Quarter:
First	247,421	231,228
Second	258,182	262,107
Third		249,192
Fourth		265,709
Year		1,008,236
Inpatient surgeries(i):
Quarter:
First	126,880	127,590
Second	130,961	136,460
Third		126,436
Fourth		131,583
Year		522,069
Days revenues in accounts receivable(j):
Quarter:
First	51	48
Second	53	48
Third		51
Fourth		49
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	36%
Second	39%	38%
Third		34%
Fourth		38%
Year		37%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 8 – Contingencies in the notes to the condensed consolidated financial statements is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2022, our Board of Directors authorized a share repurchase program for up to $8 billion of our outstanding common stock. During the quarter ended June 30, 2022, we repurchased 12,229,599 shares of our common stock at an average price of $219.30 per share through market purchases pursuant to the January 2022 authorization. At June 30, 2022, we had $3.803 billion of repurchase authorization available under the January 2022 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2022 through June 30, 2022 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2022 through April 30, 2022	3,410,351	$241.36	3,410,351	$5,662
May 1, 2022 through May 31, 2022	5,808,577	$215.41	5,808,577	$4,411
June 1, 2022 through June 30, 2022	3,010,671	$201.82	3,010,671	$3,803
Total for second quarter 2022	12,229,599	$219.30	12,229,599	$3,803

On July 21, 2022, our Board of Directors declared a quarterly dividend of $0.56 per share on our common stock, payable on September 30, 2022 to stockholders of record at the close of business on September 16, 2022. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 1, 2022, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2022 and 2021, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2022 and 2021, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and six months ended June 30, 2022 and 2021, (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: August 1, 2022