Form 10-Q
period 2022-09-30
HCA Healthcare, Inc.
filed 2022-11-01
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 24, 2022
Voting common stock, $.01 par value	282,716,700 shares

HCA HEALTHCARE, INC.

Form 10-Q

September 30, 2022

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2022	2021	2022	2021
Revenues	$14,971	$15,276	$44,736	$43,688

Salaries and benefits	6,899	7,094	20,630	19,780
Supplies	2,320	2,463	6,942	7,067
Other operating expenses	2,860	2,530	8,305	7,424
Equity in earnings of affiliates	(10)	(35)	(29)	(78)
Depreciation and amortization	749	716	2,219	2,125
Interest expense	446	398	1,288	1,168
Losses (gains) on sales of facilities	3	(1,047)	25	(1,057)
Losses on retirement of debt	—	—	78	12
	13,267	12,119	39,458	36,441
Income before income taxes	1,704	3,157	5,278	7,247
Provision for income taxes	360	685	1,090	1,531
Net income	1,344	2,472	4,188	5,716
Net income attributable to noncontrolling interests	210	203	626	574
Net income attributable to HCA Healthcare, Inc.	$1,134	$2,269	$3,562	$5,142
Per share data:
Basic earnings	$3.97	$7.13	$12.13	$15.67
Diluted earnings	$3.91	$7.00	$11.97	$15.43
Shares used in earnings per share calculations (in millions):
Basic	285.958	318.072	293.583	328.048
Diluted	289.852	324.029	297.702	333.248

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2022	2021	2022	2021
Net income	$1,344	$2,472	$4,188	$5,716
Other comprehensive (loss) income before taxes:
Foreign currency translation	(76)	(31)	(181)	(20)

Unrealized losses on available-for-sale securities	(16)	(3)	(58)	(12)
Losses included in other operating expenses	—	—	1	—
	(16)	(3)	(57)	(12)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	2	7	7	21
	2	7	7	21

Change in fair value of derivative financial instruments	1	(1)	6	(1)
Interest costs included in interest expense	—	10	4	28
	1	9	10	27
Other comprehensive (loss) income before taxes	(89)	(18)	(221)	16
Income taxes (benefits) related to other comprehensive income items	(12)	(1)	(33)	6
Other comprehensive (loss) income	(77)	(17)	(188)	10
Comprehensive income	1,267	2,455	4,000	5,726
Comprehensive income attributable to noncontrolling interests	210	203	626	574
Comprehensive income attributable to HCA Healthcare, Inc.	$1,057	$2,252	$3,374	$5,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$999	$1,451
Accounts receivable	8,552	8,095
Inventories	2,009	1,986
Other	1,921	2,010
	13,481	13,542

Property and equipment, at cost	53,730	51,350
Accumulated depreciation	(28,752)	(27,287)
	24,978	24,063

Investments of insurance subsidiaries	372	438
Investments in and advances to affiliates	444	448
Goodwill and other intangible assets	9,651	9,540
Right-of-use operating lease assets	2,097	2,113
Other	461	598
	$51,484	$50,742
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,161	$4,111
Accrued salaries	1,625	1,912
Other accrued expenses	3,780	3,322
Long-term debt due within one year	218	237
	9,784	9,582

Long-term debt, less debt issuance costs and discounts of $309 and $248	37,492	34,342
Professional liability risks	1,510	1,514
Right-of-use operating lease obligations	1,762	1,755
Income taxes and other liabilities	1,714	2,060

Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 283,903,500 shares — 2022 and 305,476,800 shares — 2021	3	3
Accumulated other comprehensive loss	(592)	(404)
Retained deficit	(2,781)	(532)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(3,370)	(933)
Noncontrolling interests	2,592	2,422
	(778)	1,489
	$51,484	$50,742

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other	Retained	Attributable to
	Shares	Par	of Par	Comprehensive	Earnings	Noncontrolling
	(in millions)	Value	Value	Loss	(Deficit)	Interests	Total
Balances, December 31, 2020	339.426	$3	$294	$(502)	$777	$2,320	$2,892
Comprehensive income				11	1,423	157	1,591
Repurchase of common stock	(8.477)		(225)		(1,302)		(1,527)
Share-based benefit plans	2.765		(75)				(75)
Cash dividends declared ($0.48 per share)					(163)		(163)
Distributions						(234)	(234)
Other			6			(8)	(2)
Balances, March 31, 2021	333.714	3	—	(491)	735	2,235	2,482
Comprehensive income				16	1,450	214	1,680
Repurchase of common stock	(11.261)		(142)		(2,145)		(2,287)
Share-based benefit plans	0.372		140				140
Cash dividends declared ($0.48 per share)					(161)		(161)
Distributions						(123)	(123)
Other			2			57	59
Balances, June 30, 2021	322.825	3	—	(475)	(121)	2,383	1,790
Comprehensive income				(17)	2,269	203	2,455
Repurchase of common stock	(9.605)		(130)		(2,199)		(2,329)
Share-based benefit plans	0.282		127				127
Cash dividends declared ($0.48 per share)					(155)		(155)
Distributions						(144)	(144)
Other			3			78	81
Balances, September 30, 2021	313.502	3	—	(492)	(206)	2,520	1,825
Comprehensive income				88	1,814	191	2,093
Repurchase of common stock	(8.469)		(81)		(1,991)		(2,072)
Share-based benefit plans	0.444		88				88
Cash dividends declared ($0.48 per share)					(149)		(149)
Distributions						(248)	(248)
Other			(7)			(41)	(48)
Balances, December 31, 2021	305.477	3	—	(404)	(532)	2,422	1,489
Comprehensive income				(43)	1,273	192	1,422
Repurchase of common stock	(8.375)				(2,101)		(2,101)
Share-based benefit plans	1.879				(57)		(57)
Cash dividends declared ($0.56 per share)					(171)		(171)
Distributions						(171)	(171)
Other					(1)	4	3
Balances, March 31, 2022	298.981	3	—	(447)	(1,589)	2,447	414
Comprehensive income				(68)	1,155	224	1,311
Repurchase of common stock	(12.230)		(111)		(2,571)		(2,682)
Share-based benefit plans	0.253		118				118
Cash dividends declared ($0.56 per share)					(163)		(163)
Distributions						(162)	(162)
Other			(7)			29	22
Balances, June 30, 2022	287.004	3	—	(515)	(3,168)	2,538	(1,142)
Comprehensive income				(77)	1,134	210	1,267
Repurchase of common stock	(3.361)		(113)		(585)		(698)
Share-based benefit plans	0.261		116				116
Cash dividends declared ($0.56 per share)					(162)		(162)
Distributions						(217)	(217)
Other			(3)			61	58
Balances, September 30, 2022	283.904	$3	$—	$(592)	$(2,781)	$2,592	$(778)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Unaudited

(Dollars in millions)

	2022	2021
Cash flows from operating activities:
Net income	$4,188	$5,716
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(487)	(1,312)
Inventories and other assets	53	(333)
Accounts payable and accrued expenses	(644)	731
Depreciation and amortization	2,219	2,125
Income taxes	159	185
Losses (gains) on sales of facilities	25	(1,057)
Losses on retirement of debt	78	12
Amortization of debt issuance costs and discounts	22	21
Share-based compensation	258	341
Other	124	87
Net cash provided by operating activities	5,995	6,516

Cash flows from investing activities:
Purchase of property and equipment	(3,072)	(2,385)
Acquisition of hospitals and health care entities	(176)	(488)
Sales of hospitals and health care entities	652	1,980
Change in investments	10	(38)
Other	(10)	2
Net cash used in investing activities	(2,596)	(929)

Cash flows from financing activities:
Issuance of long-term debt	5,976	4,337
Net change in revolving credit facilities	(230)	500
Repayment of long-term debt	(2,774)	(3,787)
Distributions to noncontrolling interests	(550)	(501)
Payment of debt issuance costs	(53)	(38)
Payment of dividends	(497)	(476)
Repurchase of common stock	(5,481)	(6,143)
Other	(209)	(241)
Net cash used in financing activities	(3,818)	(6,349)
Effect of exchange rate changes on cash and cash equivalents	(33)	(4)
Change in cash and cash equivalents	(452)	(766)
Cash and cash equivalents at beginning of period	1,451	1,793
Cash and cash equivalents at end of period	$999	$1,027
Interest payments	$1,329	$1,127
Income tax payments, net	$931	$1,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2022, these affiliates owned and operated 182 hospitals, 125 freestanding surgery centers, 21 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $91 million and $87 million for the quarters ended September 30, 2022 and 2021, respectively, and $281 million and $301 million for the nine months ended September 30, 2022 and 2021, respectively. Operating results for the quarter and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.

COVID-19

We believe the extent of COVID-19’s impact on our operating results and financial condition has been and could continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent COVID-19 will impact our operations.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2022 and 2021 are summarized in the following table (dollars in millions):

	Quarter
	2022	Ratio	2021	Ratio
Medicare	$2,569	17.2%	$2,645	17.3%
Managed Medicare	2,229	14.9	2,124	13.9
Medicaid	797	5.3	692	4.5
Managed Medicaid	939	6.3	813	5.3
Managed care and insurers	7,184	47.9	7,998	52.4
International (managed care and insurers)	311	2.1	324	2.1
Other	942	6.3	680	4.5
Revenues	$14,971	100.0%	$15,276	100.0%

	Nine Months
	2022	Ratio	2021	Ratio
Medicare	$7,790	17.4%	$7,816	17.9%
Managed Medicare	6,813	15.2	6,281	14.4
Medicaid	1,987	4.4	1,722	3.9
Managed Medicaid	3,003	6.7	2,369	5.4
Managed care and insurers	21,480	48.1	22,300	51.0
International (managed care and insurers)	992	2.2	995	2.3
Other	2,671	6.0	2,205	5.1
Revenues	$44,736	100.0%	$43,688	100.0%

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2022 and 2021 follows (dollars in millions):

	Quarter		Nine Months
	2022	2021	2022	2021
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$12,828	$12,803	$38,096	$36,396
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.2%	11.8%	11.2%	11.4%
Total uncompensated care	$8,050	$7,782	$23,512	$22,299
Multiply by the cost-to-charges ratio	11.2%	11.8%	11.2%	11.4%
Estimated cost of total uncompensated care	$901	$916	$2,633	$2,542

The total uncompensated care amounts include charity care of $3.206 billion and $3.509 billion, respectively, and the related estimated costs of charity care were $359 million and $413 million, respectively, for the quarters ended September 30, 2022 and 2021. The total uncompensated care amounts include charity care of $10.281 billion and $10.135 billion, respectively, and the related estimated costs of charity care were $1.151 billion and $1.155 billion, respectively, for the nine months ended September 30, 2022 and 2021.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2022, we paid $176 million to acquire nonhospital health care entities. During the nine months ended September 30, 2021, we paid $67 million to acquire two hospital facilities, one in southern Georgia and one in Tennessee, and $91 million to acquire other nonhospital health care entities. We also paid $330 million and assumed certain liabilities to acquire an 80% interest in a venture providing post-acute care services (home health and hospice). Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the nine months ended September 30, 2022, we received proceeds of $38 million and recognized pretax losses of $25 million related to sales of real estate and other health care entity investments. We also received net proceeds of $614 million on September 30, 2022 related to the sale of a controlling interest in a subsidiary of our group purchasing organization, which was effective October 1, 2022. During the nine months ended September 30, 2021, we received proceeds of $860 million and recognized a pretax gain of $655 million related to the sale of four hospital facilities in Georgia (two facilities in northern Georgia and two facilities in southern Georgia). We received proceeds of $647 million on September 30, 2021 related to the sale of a hospital facility in northern Georgia, which sale was effective October 1, 2021. We also received proceeds of $473 million and recognized a pretax gain of $402 million related to sales of other health care entity investments and minor real estate assets.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended September 30, 2022 and 2021 were $360 million and $685 million, respectively, and the effective tax rates were 24.1% and 23.2%, respectively. Our provisions for income taxes for the nine months ended September 30, 2022 and 2021 were $1.090 billion and $1.531 billion, respectively, and the effective tax rates were 23.4% and 22.9%, respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $70 million and $96 million for the nine months ended September 30, 2022 and 2021, respectively.

Our liability for unrecognized tax benefits was $670 million, including accrued interest of $116 million, as of September 30, 2022 ($642 million and $99 million, respectively, as of December 31, 2021). Unrecognized tax benefits of $246 million ($217 million as of December 31, 2021) would affect the effective rate, if recognized.

At September 30, 2022, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 return for one affiliated partnership. We are also subject to examination by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2022 and 2021 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2022	2021	2022	2021
Net income attributable to HCA Healthcare, Inc.	$1,134	$2,269	$3,562	$5,142

Weighted average common shares outstanding	285.958	318.072	293.583	328.048
Effect of dilutive incremental shares	3.894	5.957	4.119	5.200
Shares used for diluted earnings per share	289.852	324.029	297.702	333.248
Earnings per share:
Basic earnings	$3.97	$7.13	$12.13	$15.67
Diluted earnings	$3.91	$7.00	$11.97	$15.43

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2022 and December 31, 2021 follows (dollars in millions):

	September 30, 2022
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$410	$—	$(41)	$369
Money market funds and other	124	—	—	124
	$534	$—	$(41)	493
Amounts classified as current assets				(121)
Investment carrying value				$372

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

At September 30, 2022 and December 31, 2021, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at September 30, 2022 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$26	$26
Due after one year through five years	127	121
Due after five years through ten years	181	155
Due after ten years	76	67
	$410	$369

The average expected maturity of the investments in debt securities at September 30, 2022 was 5.8 years, compared to the average scheduled maturity of 8.7 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2022
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$369	$—	$369	$—
Money market funds and other	124	124	—	—
Investments of insurance subsidiaries	493	124	369	—
Less amounts classified as current assets	(121)	(115)	(6)	—
	$372	$9	$363	$—

Interest rate swap (Other current assets)	$2	$—	$2	$—

	December 31, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$416	$—	$416	$—
Money market funds and other	125	125	—	—
Investments of insurance subsidiaries	541	125	416	—
Less amounts classified as current assets	(103)	(103)	—	—
	$438	$22	$416	$—
Liabilities:
Interest rate swap (Other accrued expenses)	$8	$—	$8	$—

The estimated fair value of our debt was $34.293 billion and $38.541 billion at September 30, 2022 and December 31, 2021, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $38.019 billion and $34.827 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of debt with the same maturities.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2022 and December 31, 2021, including related interest rates at September 30, 2022, follows (dollars in millions):

	September 30, 2022	December 31, 2021
Senior secured asset-based revolving credit facility (effective interest rate of 4.1%)	$2,550	$2,780
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 4.3%)	1,900	1,960
Senior secured notes	—	16,200
Other senior secured debt (effective interest rate of 4.1%)	917	935
Senior secured debt	5,367	21,875
Senior unsecured notes (effective interest rate of 4.9%)	32,652	12,952
Debt issuance costs and discounts	(309)	(248)
Total debt (average life of 9.9 years, rates averaging 4.8%)	37,710	34,579
Less amounts due within one year	218	237
	$37,492	$34,342

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During the second quarter of 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023 and all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. The pretax loss on retirement of debt for these two redemptions was $78 million.

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

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2022 and February 2021, our Board of Directors authorized share repurchase programs for up to $8 billion and $6 billion, respectively, of our outstanding common stock. During the nine months ended September 30, 2022, we repurchased 23.966 million shares of our common stock at an average price of $228.68 per share through market purchases pursuant to the February 2021 authorization (which was completed during the first quarter of 2022) and the January 2022 authorization. At September 30, 2022, we had $3.106 billion of repurchase authorization available under the January 2022 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2021	$12	$(278)	$(132)	$(6)	$(404)
Unrealized losses on available-for-sale securities, net of $13 income tax benefit	(45)				(45)
Foreign currency translation adjustments, net of $24 income tax benefit		(157)			(157)
Change in fair value of derivative instruments, net of $1 of income taxes				5	5
Expense reclassified into operations from other comprehensive income, net of none, $2 and $1 income tax benefits, respectively	1		5	3	9
Balances at September 30, 2022	$(32)	$(435)	$(127)	$2	$(592)

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

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains and losses on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2022 and 2021 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2022	2021	2022	2021
Revenues:
National Group	$7,635	$7,787	$22,490	$22,143
American Group	6,599	6,767	19,872	19,562
Corporate and other	737	722	2,374	1,983
	$14,971	$15,276	$44,736	$43,688
Losses (equity) in earnings of affiliates:
National Group	$(1)	$(14)	$(3)	$(30)
American Group	(13)	(14)	(31)	(38)
Corporate and other	4	(7)	5	(10)
	$(10)	$(35)	$(29)	$(78)
Adjusted segment EBITDA:
National Group	$1,550	$1,780	$4,656	$5,330
American Group	1,389	1,604	4,417	4,698
Corporate and other	(37)	(160)	(185)	(533)
	$2,902	$3,224	$8,888	$9,495
Depreciation and amortization:
National Group	$369	$343	$1,088	$1,005
American Group	309	295	914	884
Corporate and other	71	78	217	236
	$749	$716	$2,219	$2,125

Adjusted segment EBITDA	$2,902	$3,224	$8,888	$9,495
Depreciation and amortization	749	716	2,219	2,125
Interest expense	446	398	1,288	1,168
Losses (gains) on sales of facilities	3	(1,047)	25	(1,057)
Losses on retirement of debt	—	—	78	12
Income before income taxes	$1,704	$3,157	$5,278	$7,247

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures and expected net claim payments and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) developments related to COVID-19, including, without limitation, the length and severity of its impact and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume and acuity of COVID-19 patients cared for across our health systems; measures we are taking to respond to COVID-19; the impact and terms (including the termination or expiration) of government and administrative regulation and stimulus and relief measures (including the Families First Coronavirus Response Act, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Paycheck Protection Program and Health Care Enhancement Act, the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021 (“ARPA”) and other enacted and potential future legislation) and whether various stimulus and relief programs continue or new similar programs are enacted in the future; changes in revenues due to declining patient volumes, changes in payer mix, deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients) and capacity constraints; potential increased expenses related to inflation or labor, supply chain or other expenditures; supply shortages and disruptions; and the timing, availability and adoption of effective medical treatments and vaccines (including boosters), (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including but not limited to, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), and the effects of additional changes to the Affordable Care Act, its implementation, or interpretation (including through executive orders and court challenges), and proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to COVID-19, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 (“PAYGO Act”) as a result of the federal budget deficit impact of the ARPA, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, and workforce disruptions, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy and financial markets) resulting from COVID-19 or other factors, (16) the emergence of and effects related to pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) potential adverse impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of potential cybersecurity incidents or security breaches, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, (25) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COVID-19

We believe the extent of COVID-19’s impact on our operating results and financial condition has been and could continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent COVID-19 will impact our operations.

Third Quarter 2022 Operations Summary

Revenues declined to $14.971 billion in the third quarter of 2022 from $15.276 billion in the third quarter of 2021. Net income attributable to HCA Healthcare, Inc. totaled $1.134 billion, or $3.91 per diluted share, for the quarter ended September 30, 2022, compared to $2.269 billion, or $7.00 per diluted share, for the quarter ended September 30, 2021. Third quarter results for 2022 and 2021 include losses on sales of facilities of $3 million, or $0.02 per diluted share, and gains on sales of facilities of $1.047 billion, or $2.43 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 289.852 million shares for the quarter ended September 30, 2022 and 324.029 million shares for the quarter ended September 30, 2021. During 2021 and the first nine months of 2022, we repurchased 37.812 million shares and 23.966 million shares, respectively, of our common stock.

Revenues declined 2.0% on a consolidated basis and 1.3% on a same facility basis for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021. The decline in consolidated revenues can be primarily attributed to the net impact of a 3.2% decline in revenue per equivalent admission and a 1.3% increase in equivalent admissions. The decline in same facility revenues primarily resulted from the net impact of a 3.5% decline in same facility revenue per equivalent admission and a 2.3% increase in same facility equivalent admissions. The decline in revenue and revenue per equivalent admission was impacted by significantly higher COVID-19 volumes in the prior year, when COVID-19 represented 12.7% of same facility admissions for the quarter ended September 30, 2021, compared to 5.2% in the quarter ended September 30, 2022. During 2021, Florida approved a Medicaid directed payment program (the state fiscal year is from October 1 through September 30) which also requires annual approval by the Centers for Medicare & Medicaid Services ("CMS"). We recorded revenues of $266 million during the quarter and nine months ended September 30, 2022 (related to the program year ended September 30, 2022, for which CMS approval was received during September 2022) and revenues of $111 million during the quarter and nine months ended September 30, 2021 (related to the program year ended September 30, 2021).

During the quarter ended September 30, 2022, consolidated admissions declined 2.6% and same facility admissions declined 1.5% compared to the quarter ended September 30, 2021. Surgeries increased 2.4% on a consolidated basis and 3.2% on a same facility basis during the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021. Emergency department visits declined 2.5% on a consolidated basis and 1.3% on a same facility basis during the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021. Consolidated and same facility uninsured admissions declined 6.0% and 4.5%, respectively, for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021.

Cash flows from operating activities increased $743 million, from $2.277 billion for the third quarter of 2021 to $3.020 billion for the third quarter of 2022. The increase in cash provided by operating activities was primarily related to positive changes in working capital items of $932 million.

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

Revenues declined 2.0% from $15.276 billion in the third quarter of 2021 to $14.971 billion in the third quarter of 2022. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2022 and 2021 are summarized in the following table (dollars in millions):

	Quarter
	2022	Ratio	2021	Ratio
Medicare	$2,569	17.2%	$2,645	17.3%
Managed Medicare	2,229	14.9	2,124	13.9
Medicaid	797	5.3	692	4.5
Managed Medicaid	939	6.3	813	5.3
Managed care and insurers	7,184	47.9	7,998	52.4
International (managed care and insurers)	311	2.1	324	2.1
Other	942	6.3	680	4.5
Revenues	$14,971	100.0%	$15,276	100.0%

	Nine Months
	2022	Ratio	2021	Ratio
Medicare	$7,790	17.4%	$7,816	17.9%
Managed Medicare	6,813	15.2	6,281	14.4
Medicaid	1,987	4.4	1,722	3.9
Managed Medicaid	3,003	6.7	2,369	5.4
Managed care and insurers	21,480	48.1	22,300	51.0
International (managed care and insurers)	992	2.2	995	2.3
Other	2,671	6.0	2,205	5.1
Revenues	$44,736	100.0%	$43,688	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Consolidated and same facility revenue per equivalent admission declined 3.2% and 3.5%, respectively, in the third quarter of 2022, compared to the third quarter of 2021. Consolidated and same facility equivalent admissions increased 1.3% and 2.3%, respectively, in the third quarter of 2022, compared to the third quarter of 2021. Consolidated and same facility outpatient surgeries increased 1.1% and 2.0%, respectively, in the third quarter of 2022, compared to the third quarter of 2021. Consolidated and same facility inpatient surgeries increased 4.8% and 5.6%, respectively, in the third quarter of 2022, compared to the third quarter of 2021. Consolidated and same facility emergency department visits declined 2.5% and 1.3%, respectively, in the third quarter of 2022, compared to the third quarter of 2021.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2022 and 2021 follows (dollars in millions):

	Quarter		Nine Months
	2022	2021	2022	2021
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$12,828	$12,803	$38,096	$36,396
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	11.2%	11.8%	11.2%	11.4%
Total uncompensated care	$8,050	$7,782	$23,512	$22,299
Multiply by the cost-to-charges ratio	11.2%	11.8%	11.2%	11.4%
Estimated cost of total uncompensated care	$901	$916	$2,633	$2,542

Same facility uninsured admissions in 2022, compared to 2021, declined 4.5% in the third quarter, declined 5.1% in the second quarter and declined 3.0% in the first quarter. Same facility uninsured admissions in 2021, compared to 2020, declined 6.3% in the fourth quarter, increased 1.2% in the third quarter, increased 6.6% in the second quarter of 2021, and declined 15.7% in the first quarter.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and nine months ended September 30, 2022 and 2021 are set forth in the following table.

	Quarter		Nine Months
	2022	2021	2022	2021
Medicare	22%	21%	22%	23%
Managed Medicare	23	21	23	21
Medicaid	4	4	4	5
Managed Medicaid	14	14	14	13
Managed care and insurers	30	32	30	31
Uninsured	7	8	7	7
	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and nine months ended September 30, 2022 and 2021 are set forth in the following table.

	Quarter		Nine Months
	2022	2021	2022	2021
Medicare	23%	22%	23%	24%
Managed Medicare	16	16	17	16
Medicaid	8	7	7	6
Managed Medicaid	7	5	8	6
Managed care and insurers	46	50	45	48
	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

At September 30, 2022, we had 91 hospitals in the states of Texas and Florida. During the quarter ended September 30, 2022, 58% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 74% of our uninsured admissions during the quarter ended September 30, 2022.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some state Medicaid programs use, or have applied to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. We receive supplemental payments in several states. We are aware these supplemental payment programs are currently being reviewed by certain state agencies and some states have made requests to CMS to replace their existing supplemental payment programs. It is possible these reviews and requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2022 and 2021 (dollars in millions):

	Quarter
	2022		2021
	Amount	Ratio	Amount	Ratio
Revenues	$14,971	100.0	$15,276	100.0

Salaries and benefits	6,899	46.1	7,094	46.4
Supplies	2,320	15.5	2,463	16.1
Other operating expenses	2,860	19.1	2,530	16.6
Equity in earnings of affiliates	(10)	(0.1)	(35)	(0.2)
Depreciation and amortization	749	5.0	716	4.7
Interest expense	446	3.0	398	2.6
Losses (gains) on sales of facilities	3	—	(1,047)	(6.9)
	13,267	88.6	12,119	79.3
Income before income taxes	1,704	11.4	3,157	20.7
Provision for income taxes	360	2.4	685	4.5
Net income	1,344	9.0	2,472	16.2
Net income attributable to noncontrolling interests	210	1.4	203	1.3
Net income attributable to HCA Healthcare, Inc.	$1,134	7.6	$2,269	14.9
% changes from prior year:
Revenues	(2.0)%		14.8%
Income before income taxes	(46.0)		219.6
Net income attributable to HCA Healthcare, Inc.	(50.0)		239.7
Admissions(a)	(2.6)		5.9
Equivalent admissions(b)	1.3		8.4
Revenue per equivalent admission	(3.2)		5.9
Same facility % changes from prior year(c):
Revenues	(1.3)		15.0
Admissions(a)	(1.5)		6.8
Equivalent admissions(b)	2.3		9.3
Revenue per equivalent admission	(3.5)		5.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2022		2021
	Amount	Ratio	Amount	Ratio
Revenues	$44,736	100.0	$43,688	100.0

Salaries and benefits	20,630	46.1	19,780	45.3
Supplies	6,942	15.5	7,067	16.2
Other operating expenses	8,305	18.6	7,424	17.0
Equity in earnings of affiliates	(29)	(0.1)	(78)	(0.2)
Depreciation and amortization	2,219	4.9	2,125	4.8
Interest expense	1,288	2.9	1,168	2.7
Losses (gains) on sales of facilities	25	0.1	(1,057)	(2.4)
Losses on retirement of debt	78	0.2	12	—
	39,458	88.2	36,441	83.4
Income before income taxes	5,278	11.8	7,247	16.6
Provision for income taxes	1,090	2.4	1,531	3.5
Net income	4,188	9.4	5,716	13.1
Net income attributable to noncontrolling interests	626	1.4	574	1.3
Net income attributable to HCA Healthcare, Inc.	$3,562	8.0	$5,142	11.8
% changes from prior year:
Revenues	2.4%		17.3%
Income before income taxes	(27.2)		115.8
Net income attributable to HCA Healthcare, Inc.	(30.7)		120.8
Admissions(a)	(1.9)		5.9
Equivalent admissions(b)	0.9		8.4
Revenue per equivalent admission	1.4		8.2
Same facility % changes from prior year(c):
Revenues	3.4		17.5
Admissions(a)	(0.2)		6.2
Equivalent admissions(b)	2.5		8.8
Revenue per equivalent admission	0.8		7.9

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2022 and 2021

Revenues declined to $14.971 billion in the third quarter of 2022 from $15.276 billion in the third quarter of 2021. Net income attributable to HCA Healthcare, Inc. totaled $1.134 billion, or $3.91 per diluted share, for the quarter ended September 30, 2022, compared to $2.269 billion, or $7.00 per diluted share, for the quarter ended September 30, 2021. Third quarter results for 2022 and 2021 include losses on sales of facilities of $3 million, or $0.02 per diluted share, and gains on sales of facilities of $1.047 billion, or $2.43 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 289.852 million shares for the quarter ended September 30, 2022 and 324.029 million shares for the quarter ended September 30, 2021. During 2021 and the first nine months of 2022, we repurchased 37.812 million shares and 23.966 million shares, respectively, of our common stock.

Revenues declined 2.0% on a consolidated basis and 1.3% on a same facility basis for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021. The decline in consolidated revenues can be primarily attributed to the net impact of a 3.2% decline in revenue per equivalent admission and a 1.3% increase in equivalent admissions. The decline in same facility revenues primarily resulted from the net impact of a 3.5% decline in same facility revenue per equivalent admission and a 2.3% increase in same facility equivalent admissions. The decline in revenue and revenue per equivalent admission was impacted by significantly higher COVID-19 volumes in the prior year, when COVID-19 represented 12.7% of same facility admissions for the quarter ended September 30, 2021, compared to 5.2% in the quarter ended September 30, 2022.

Salaries and benefits, as a percentage of revenues, were 46.1% in the third quarter of 2022 and 46.4% in the third quarter of 2021. Salaries and benefits per equivalent admission declined 4.0% in the third quarter of 2022, compared to the third quarter of 2021. We expect inflationary pressures will continue to impact our labor costs in the future. We intend to continue reducing our utilization of and rates paid for premium rate labor, but the pace and amount of any expected future declines may be affected by labor market conditions and other factors. Same facility salaries and benefits per full time equivalent increased 0.1% for the third quarter of 2022, compared to the third quarter of 2021.

Supplies, as a percentage of revenues, were 15.5% in the third quarter of 2022 and 16.1% in the third quarter of 2021. Supply costs per equivalent admission declined 7.0% in the third quarter of 2022, compared to the third quarter of 2021. Supply costs per equivalent admission increased 7.1% for medical devices and declined 33.8% for pharmacy supplies and 4.6% for general medical and surgical items in the third quarter of 2022, compared to the third quarter of 2021. The decline in pharmacy supplies is primarily related to higher utilization of certain COVID-19 therapies during the third quarter of 2021.

Other operating expenses, as a percentage of revenues, were 19.1% in the third quarter of 2022 and 16.6% in the third quarter of 2021. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 2.5% increase in other operating expenses as a percentage of revenues for the third quarter of 2022, compared to the third quarter of 2021, was primarily related to increased costs for directed payment programs in certain states, as well as increased professional fees and utilities. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $89 million and $49 million for the third quarters of 2022 and 2021, respectively. During the third quarters of 2022 and 2021, we recorded reductions of $55 million, or $0.15 per diluted share, and $87 million, or $0.21 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.

Equity in earnings of affiliates was $10 million and $35 million in the third quarters of 2022 and 2021, respectively. The decline is primarily related to the sale of an equity investment during the third quarter of 2021.

Depreciation and amortization increased $33 million, from $716 million in the third quarter of 2021 to $749 million in the third quarter of 2022. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $446 million in the third quarter of 2022 and $398 million in the third quarter of 2021. Our average debt balance was $38.196 billion for the third quarter of 2022, compared to $32.450 billion for the third quarter of 2021. The average effective interest rate for our debt was 4.6% and 4.9%, respectively, for the quarters ended September 30, 2022 and 2021.

During the third quarters of 2022 and 2021, we recorded losses on sales of facilities of $3 million and gains on sales of facilities of $1.047 billion, respectively. The gains on sales of facilities for the third quarter of 2021 were primarily related to the sale of four hospital facilities in Georgia and other health care entity investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2022 and 2021 (continued)

The effective tax rates were 24.1% and 23.2% for the third quarters of 2022 and 2021, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $203 million for the third quarter of 2021 to $210 million for the third quarter of 2022. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets and one of our Louisiana markets.

Nine Months Ended September 30, 2022 and 2021

Revenues increased to $44.736 billion in the first nine months of 2022 from $43.688 billion in the first nine months of 2021. Net income attributable to HCA Healthcare, Inc. totaled $3.562 billion, or $11.97 per diluted share, for the nine months ended September 30, 2022, compared to $5.142 billion, or $15.43 per diluted share, for the nine months ended September 30, 2021. Results for the first nine months of 2022 and 2021 include losses on sales of facilities of $25 million, or $0.09 per diluted share, and gains on sales of facilities of $1.057 billion, or $2.39 per diluted share, respectively. Results for the first nine months of 2022 and 2021 also include losses on retirement of debt of $78 million, or $0.20 per diluted share, and $12 million, or $0.03 per diluted share, respectively. Our provision for income taxes for the first nine months of 2022 and 2021 included tax benefits of $70 million, or $0.24 per diluted share, and $96 million, or $0.29 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 297.702 million shares for the nine months ended September 30, 2022 and 333.248 million shares for the nine months ended September 30, 2021. During 2021 and the first nine months of 2022, we repurchased 37.812 million shares and 23.966 million shares, respectively, of our common stock.

Revenues increased 2.4% on a consolidated basis and 3.4% on a same facility basis for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in consolidated revenues can be primarily attributed to the combined impact of a 1.4% increase in revenue per equivalent admission and a 0.9% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 0.8% increase in same facility revenue per equivalent admission and a 2.5% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 46.1% in the first nine months of 2022 and 45.3% in the first nine months of 2021. Salaries and benefits per equivalent admission increased 3.3% in the first nine months of 2022, compared to the first nine months of 2021. Same facility salaries and benefits per full time equivalent increased 4.4% for the first nine months of 2022, compared to the first nine months of 2021 as inflation has impacted our labor costs and as we continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. We expect inflationary pressures will continue to impact our labor costs in the future. We intend to continue reducing our utilization of and rates paid for premium rate labor, but the pace and amount of any expected future declines may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.5% in the first nine months of 2022 and 16.2% in the first nine months of 2021. Supply costs per equivalent admission declined 2.7% in the first nine months of 2022, compared to the first nine months of 2021. Supply costs per equivalent admission increased 4.0% for medical devices and declined 19.9% for pharmacy supplies and 0.9% for general medical and surgical items in the first nine months of 2022, compared to the first nine months of 2021. The decline in pharmacy supplies is primarily related to higher utilization of certain COVID-19 therapies during the first nine months of 2021.

Other operating expenses, as a percentage of revenues, were 18.6% in the first nine months of 2022 and 17.0% in the first nine months of 2021. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 1.6% increase in other operating expenses as a percentage of revenues for the first nine months of 2022, compared to the first nine months of 2021, was primarily related to increased costs for directed payment programs in certain states, as well as increased professional fees and utilities. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $374 million and $318 million for the first nine months of 2022 and 2021, respectively. During the first nine months of 2022 and 2021, we recorded reductions of $55 million, or $0.14 per diluted share, and $87 million, or $0.20 per diluted share, respectively, to our provision for professional liability risks related to the receipt of updated actuarial information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2022 and 2021 (continued)

Equity in earnings of affiliates was $29 million and $78 million in the first nine months of 2022 and 2021, respectively. The decline is primarily related to the sale of an equity investment during the third quarter of 2021.

Depreciation and amortization increased $94 million, from $2.125 billion in the first nine months of 2021 to $2.219 billion in the first nine months of 2022. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $1.288 billion in the first nine months of 2022 and $1.168 billion in the first nine months of 2021. Our average debt balance was $37.243 billion for the first nine months of 2022 compared to $31.780 billion for the first nine months of 2021. The average effective interest rate for our debt was 4.6% and 4.9%, respectively, for the nine months ended September 30, 2022 and 2021.

During the first nine months of 2022 and 2021, we recorded losses on sales of facilities of $25 million and gains on sales of facilities $1.057 billion, respectively. The gains on sales of facilities for the first nine months of 2021 were primarily related to the sale of four hospital facilities in Georgia and other health care entity investments.

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During the second quarter of 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023 and all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. The pretax loss on retirement of debt for these two redemptions was $78 million. During June 2021, we issued $2.350 billion aggregate principal amount of senior secured notes comprised of $850 million aggregate principal amount of 2 3/8% notes due 2031 and $1.500 billion aggregate principal amount of 3 1/2% notes due 2051 (the “June 2021 Notes”). We also amended and restated our senior secured revolving credit facility and our senior secured asset-based revolving credit facility, including increasing availability under the asset-based revolving credit facility to $4.500 billion, extending the maturity date on both facilities to June 30, 2026 and entering into a new $1.500 billion term loan A facility and a new $500 million term loan B facility (the “Credit Agreement Transactions”). We used the net proceeds from the June 2021 Notes and the Credit Agreement Transactions to retire $3.657 billion of term loan facilities. The pretax loss on retirement of debt was $12 million.

The effective tax rates were 23.4% and 22.9% for the first nine months of 2022 and 2021, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first nine months of 2022 and 2021 included tax benefits of $70 million and $96 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests increased from $574 million for the first nine months of 2021 to $626 million for the first nine months 2022. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets, our group purchasing organization and our surgery centers.

Liquidity and Capital Resources

Cash provided by operating activities totaled $5.995 billion for the first nine months of 2022 compared to $6.516 billion for the first nine months of 2021. The $521 million decline in cash provided by operating activities, for the first nine months of 2022 compared to the first nine months of 2021, related primarily to the $654 million decline in net income, excluding losses and gains on sales of facilities and losses on retirement of debt. The combination of interest payments and net income tax payments in the first nine months of 2022 and 2021 totaled $2.260 billion and $2.473 billion, respectively. Working capital totaled $3.697 billion at September 30, 2022 and $3.960 billion at December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Cash used in investing activities was $2.596 billion in the first nine months of 2022 compared to $929 million in the first nine months of 2021. Excluding acquisitions, capital expenditures were $3.072 billion in the first nine months of 2022 and $2.385 billion in the first nine months of 2021. Planned capital expenditures are expected to approximate $4.2 billion in 2022. At September 30, 2022, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $4.5 billion. We expect to finance capital expenditures with internally generated and borrowed funds. Cash flows from sales of hospitals and health care entities declined from $1.980 billion for the first nine months of 2021 (primarily related to the proceeds from our sales of five hospitals in Georgia and other health care entity investments) to $652 million of net proceeds for the first nine months of 2022.

Cash used in financing activities totaled $3.818 billion in the first nine months of 2022, compared to $6.349 billion in the first nine months of 2021. During the first nine months of 2022, net cash flows used in financing activities included a net increase of $2.972 billion in our indebtedness, payment of dividends of $497 million, repurchase of common stock of $5.481 billion and distributions to noncontrolling interests of $550 million. During the first nine months of 2021, net cash flows used in financing activities included a net increase of $1.050 billion in our indebtedness, payment of dividends of $476 million, repurchase of common stock of $6.143 billion and distributions to noncontrolling interests of $501 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $37.710 billion at September 30, 2022. Our interest expense was $1.288 billion for the first nine months of 2022 and $1.168 billion for the first nine months of 2021.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.885 billion and $3.995 billion available as of September 30, 2022 and October 31, 2022, respectively) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $493 million and $541 million at September 30, 2022 and December 31, 2021, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $141 million and $154 million at September 30, 2022 and December 31, 2021, respectively. Our facilities are insured by our insurance subsidiary for losses up to $75 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.813 billion at both September 30, 2022 and December 31, 2021. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $488 million. We estimate that approximately $446 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

During March 2022, we issued $6.000 billion aggregate principal amount of senior secured notes comprised of (i) $1.000 billion aggregate principal amount of 3 1/8% senior secured notes due 2027, (ii) $500 million aggregate principal amount of 3 3/8% senior secured notes due 2029, (iii) $2.000 billion aggregate principal amount of 3 5/8% senior secured notes due 2032, (iv) $500 million aggregate principal amount of 4 3/8% senior secured notes due 2042 and (v) $2.000 billion aggregate principal amount of 4 5/8% senior secured notes due 2052. During March 2022, we used a portion of the net proceeds to pay down our revolving credit facilities. During the second quarter of 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior secured notes due 2023 and all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for at least the next 12 months.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $493 million at September 30, 2022. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At September 30, 2022 and December 31, 2021, we had net unrealized losses of $41 million and net unrealized gains of $16 million, respectively, on the insurance subsidiaries’ investments. This decline in market value is due to holding fixed-rate investment securities, while market interest rates have increased during 2022.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $3.950 billion of our debt at September 30, 2022 was subject to variable rates of interest, while the remaining debt balance of $33.760 billion at September 30, 2022 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio. The average effective interest rate for our debt was 4.6% and 4.9% for the nine months ended September 30, 2022 and 2021, respectively.

The estimated fair value of our debt was $34.293 billion at September 30, 2022. The estimates of fair value are based upon the quoted market prices for the same or similar issues of debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $40 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Tax Examinations

At September 30, 2022, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 return for one affiliated partnership. We are also subject to examination by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2022	2021
Number of hospitals in operation at:
March 31	182	186
June 30	182	187
September 30	182	183
December 31		182
Number of freestanding outpatient surgical centers in operation at:
March 31	124	121
June 30	126	122
September 30	125	123
December 31		125
Licensed hospital beds at(a):
March 31	48,892	49,561
June 30	48,979	49,693
September 30	49,179	48,950
December 31		48,803
Weighted average beds in service(b):
Quarter:
First	41,818	42,363
Second	41,930	42,464
Third	42,056	42,088
Fourth		41,685
Year		42,148
Average daily census(c):
Quarter:
First	29,797	29,678
Second	28,256	28,901
Third	28,287	31,144
Fourth		29,273
Year		29,752
Admissions(d):
Quarter:
First	506,956	506,380
Second	515,113	532,041
Third	523,092	536,848
Fourth		514,706
Year		2,089,975
Equivalent admissions(e):
Quarter:
First	859,290	832,489
Second	902,757	916,212
Third	917,262	905,627
Fourth		881,910
Year		3,536,238
Average length of stay (days)(f):
Quarter:
First	5.3	5.3
Second	5.0	4.9
Third	5.0	5.3
Fourth		5.2
Year		5.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2022	2021
Emergency room visits(g):
Quarter:
First	2,056,389	1,841,778
Second	2,223,999	2,128,428
Third	2,278,782	2,338,180
Fourth		2,166,959
Year		8,475,345
Outpatient surgeries(h):
Quarter:
First	247,421	231,228
Second	258,182	262,107
Third	252,026	249,192
Fourth		265,709
Year		1,008,236
Inpatient surgeries(i):
Quarter:
First	126,880	127,590
Second	130,961	136,460
Third	132,470	126,436
Fourth		131,583
Year		522,069
Days revenues in accounts receivable(j):
Quarter:
First	51	48
Second	53	48
Third	53	51
Fourth		49
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	36%
Second	39%	38%
Third	37%	34%
Fourth		38%
Year		37%

(a)
Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)
Represents the average number of beds in service, weighted based on periods owned.
(c)
Represents the average number of admitted patients in our hospital beds each day.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2022, our Board of Directors authorized a share repurchase program for up to $8 billion of our outstanding common stock. During the quarter ended September 30, 2022, we repurchased 3,361,740 shares of our common stock at an average price of $207.49 per share through market purchases pursuant to the January 2022 authorization. At September 30, 2022, we had $3.106 billion of repurchase authorization available under the January 2022 authorization.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2022 through September 30, 2022 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 2022	178,185	$202.05	178,185	$3,767
August 2022	1,629,897	$212.60	1,629,897	$3,421
September 2022	1,553,658	$202.75	1,553,658	$3,106
Total for third quarter 2022	3,361,740	$207.49	3,361,740	$3,106

On October 20, 2022, our Board of Directors declared a quarterly dividend of $0.56 per share on our common stock, payable on December 28, 2022 to stockholders of record at the close of business on December 14, 2022. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 1, 2022, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2022 and 2021, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2022 and 2021, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and nine months ended September 30, 2022 and 2021, (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: November 1, 2022