Form 10-Q
period 2023-06-30
HCA Healthcare, Inc.
filed 2023-08-02
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2023
Voting common stock, $.01 par value	271,988,000 shares

HCA HEALTHCARE, INC.

Form 10-Q

June 30, 2023

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2023	2022	2023	2022
Revenues	$15,861	$14,820	$31,452	$29,765

Salaries and benefits	7,277	6,792	14,361	13,731
Supplies	2,478	2,301	4,901	4,622
Other operating expenses	3,043	2,693	5,937	5,445
Equity in losses (earnings) of affiliates	7	(8)	25	(19)
Depreciation and amortization	763	738	1,519	1,470
Interest expense	485	434	964	842
Losses (gains) on sales of facilities	(1)	32	14	22
Losses on retirement of debt	—	78	—	78
	14,052	13,060	27,721	26,191
Income before income taxes	1,809	1,760	3,731	3,574
Provision for income taxes	397	381	776	730
Net income	1,412	1,379	2,955	2,844
Net income attributable to noncontrolling interests	219	224	399	416
Net income attributable to HCA Healthcare, Inc.	$1,193	$1,155	$2,556	$2,428
Per share data:
Basic earnings	$4.35	$3.95	$9.27	$8.16
Diluted earnings	$4.29	$3.90	$9.14	$8.05
Shares used in earnings per share calculations (in millions):
Basic	274.494	292.527	275.695	297.459
Diluted	278.198	296.061	279.573	301.690

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2023	2022	2023	2022
Net income	$1,412	$1,379	$2,955	$2,844
Other comprehensive income (loss) before taxes:
Foreign currency translation	20	(71)	38	(105)

Unrealized (losses) gains on available-for-sale securities	(5)	(16)	2	(42)
Losses included in other operating expenses	—	1	—	1
	(5)	(15)	2	(41)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	—	3	—	5
	—	3	—	5

Change in fair value of derivative financial instruments	—	1	—	5
Interest costs included in interest expense	—	2	—	4
	—	3	—	9
Other comprehensive income (loss) before taxes	15	(80)	40	(132)
Income taxes (benefits) related to other comprehensive income items	1	(12)	6	(21)
Other comprehensive income (loss)	14	(68)	34	(111)
Comprehensive income	1,426	1,311	2,989	2,733
Comprehensive income attributable to noncontrolling interests	219	224	399	416
Comprehensive income attributable to HCA Healthcare, Inc.	$1,207	$1,087	$2,590	$2,317

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$862	$908
Accounts receivable	8,713	8,891
Inventories	2,050	2,068
Other	2,263	1,776
	13,888	13,643

Property and equipment, at cost	56,667	54,757
Accumulated depreciation	(30,023)	(29,182)
	26,644	25,575

Investments of insurance subsidiaries	384	381
Investments in and advances to affiliates	731	823
Goodwill and other intangible assets	9,641	9,653
Right-of-use operating lease assets	2,110	2,065
Other	196	298
	$53,594	$52,438
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,823	$4,239
Accrued salaries	1,776	1,712
Other accrued expenses	3,551	3,581
Long-term debt due within one year	2,395	370
	11,545	9,902

Long-term debt, less debt issuance costs and discounts of $349 and $301	36,537	37,714
Professional liability risks	1,554	1,528
Right-of-use operating lease obligations	1,806	1,752
Income taxes and other liabilities	1,691	1,615

Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 272,931,700 shares — 2023 and 277,378,300 shares — 2022	3	3
Accumulated other comprehensive loss	(456)	(490)
Retained deficit	(1,850)	(2,280)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(2,303)	(2,767)
Noncontrolling interests	2,764	2,694
	461	(73)
	$53,594	$52,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2021	305.477	$3	$—	$(404)	$(532)	$2,422	$1,489
Comprehensive income (loss)				(43)	1,273	192	1,422
Repurchase of common stock	(8.375)				(2,101)		(2,101)
Share-based benefit plans	1.879				(57)		(57)
Cash dividends declared ($0.56 per share)					(171)		(171)
Distributions						(171)	(171)
Other					(1)	4	3
Balances, March 31, 2022	298.981	3	—	(447)	(1,589)	2,447	414
Comprehensive income (loss)				(68)	1,155	224	1,311
Repurchase of common stock	(12.230)		(111)		(2,571)		(2,682)
Share-based benefit plans	0.253		118				118
Cash dividends declared ($0.56 per share)					(163)		(163)
Distributions						(162)	(162)
Other			(7)			29	22
Balances, June 30, 2022	287.004	3	—	(515)	(3,168)	2,538	(1,142)
Comprehensive income (loss)				(77)	1,134	210	1,267
Repurchase of common stock	(3.361)		(113)		(585)		(698)
Share-based benefit plans	0.261		116				116
Cash dividends declared ($0.56 per share)					(162)		(162)
Distributions						(217)	(217)
Other			(3)			61	58
Balances, September 30, 2022	283.904	3	—	(592)	(2,781)	2,592	(778)
Comprehensive income				102	2,081	565	2,748
Repurchase of common stock	(6.781)		(40)		(1,479)		(1,519)
Share-based benefit plans	0.255		48		57		105
Cash dividends declared ($0.56 per share)					(159)		(159)
Distributions						(475)	(475)
Other			(8)		1	12	5
Balances, December 31, 2022	277.378	3	—	(490)	(2,280)	2,694	(73)
Comprehensive income				20	1,363	180	1,563
Repurchase of common stock	(3.340)				(849)		(849)
Share-based benefit plans	1.902				(87)		(87)
Cash dividends declared ($0.60 per share)					(168)		(168)
Distributions						(187)	(187)
Other					(7)	40	33
Balances, March 31, 2023	275.940	3	—	(470)	(2,028)	2,727	232
Comprehensive income				14	1,193	219	1,426
Repurchase of common stock	(3.311)		(2)		(922)		(924)
Share-based benefit plans	0.303				72		72
Cash dividends declared ($0.60 per share)					(165)		(165)
Distributions						(155)	(155)
Other			2			(27)	(25)
Balances, June 30, 2023	272.932	$3	$—	$(456)	$(1,850)	$2,764	$461

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Unaudited

(Dollars in millions)

	2023	2022
Cash flows from operating activities:
Net income	$2,955	$2,844
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	306	(547)
Inventories and other assets	(301)	(462)
Accounts payable and accrued expenses	(505)	(818)
Depreciation and amortization	1,519	1,470
Income taxes	3	121
Losses on sales of facilities	14	22
Losses on retirement of debt	—	78
Amortization of debt issuance costs and discounts	17	15
Share-based compensation	133	171
Other	137	81
Net cash provided by operating activities	4,278	2,975
Cash flows from investing activities:
Purchase of property and equipment	(2,438)	(1,941)
Acquisition of hospitals and health care entities	(124)	(116)
Sales of hospitals and health care entities	172	20
Change in investments	(16)	(2)
Other	(2)	(11)
Net cash used in investing activities	(2,408)	(2,050)
Cash flows from financing activities:
Issuance of long-term debt	3,218	5,966
Net change in revolving credit facilities	(1,840)	930
Repayment of long-term debt	(608)	(2,690)
Distributions to noncontrolling interests	(342)	(333)
Payment of debt issuance costs	(30)	(53)
Payment of dividends	(339)	(337)
Repurchase of common stock	(1,761)	(4,783)
Other	(221)	(201)
Net cash used in financing activities	(1,923)	(1,501)
Effect of exchange rate changes on cash and cash equivalents	7	(17)
Change in cash and cash equivalents	(46)	(593)
Cash and cash equivalents at beginning of period	908	1,451
Cash and cash equivalents at end of period	$862	$858
Interest payments	$925	$777
Income tax payments, net	$773	$609

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2023, these affiliates owned and operated 182 hospitals, 126 freestanding surgery centers, 22 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $73 million and $77 million for the quarters ended June 30, 2023 and 2022, respectively, and $147 million and $154 million for the six months ended June 30, 2023 and 2022, respectively. Operating results for the quarter and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2023 and 2022 are summarized in the following table (dollars in millions):

	Quarter
	2023	Ratio	2022	Ratio
Medicare	$2,567	16.2%	$2,495	16.8%
Managed Medicare	2,541	16.0	2,260	15.2
Medicaid	742	4.7	611	4.1
Managed Medicaid	894	5.6	954	6.4
Managed care and insurers	7,830	49.4	7,144	48.4
International (managed care and insurers)	377	2.4	325	2.2
Other	910	5.7	1,031	6.9
Revenues	$15,861	100.0%	$14,820	100.0%

	Six Months
	2023	Ratio	2022	Ratio
Medicare	$5,305	16.9%	$5,221	17.5%
Managed Medicare	5,100	16.2	4,584	15.4
Medicaid	1,477	4.7	1,190	4.0
Managed Medicaid	1,807	5.7	2,064	6.9
Managed care and insurers	15,453	49.2	14,296	48.1
International (managed care and insurers)	752	2.4	681	2.3
Other	1,558	4.9	1,729	5.8
Revenues	$31,452	100.0%	$29,765	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2023 and 2022 follows (dollars in millions):

	Quarter		Six Months
	2023	2022	2023	2022
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$13,561	$12,524	$26,718	$25,268
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.5%	11.0%	10.5%	11.2%
Total uncompensated care	$8,483	$8,457	$16,474	$15,462
Multiply by the cost-to-charges ratio	10.5%	11.0%	10.5%	11.2%
Estimated cost of total uncompensated care	$899	$940	$1,730	$1,732

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The total uncompensated care amounts include charity care of $3.558 billion and $3.617 billion, respectively, and the related estimated costs of charity care were $377 million and $401 million, respectively, for the quarters ended June 30, 2023 and 2022. The total uncompensated care amounts include charity care of $7.153 billion and $7.075 billion, respectively, and the related estimated costs of charity care were $751 million and $792 million, respectively, for the six months ended June 30, 2023 and 2022.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2023, we paid $83 million to acquire a hospital facility in Texas. During the six months ended June 30, 2023 and 2022, we paid $41 million and $116 million, respectively, to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the six months ended June 30, 2023, we received proceeds of $163 million for the sale of two hospital facilities in Louisiana. During the six months ended June 30, 2023 and 2022, we received proceeds of $9 million and $20 million, respectively, related to sales of real estate and other health care entity investments. We recognized pretax losses of $14 million and $22 million, respectively, for these transactions.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended June 30, 2023 and 2022 were $397 million and $381 million, respectively, and the effective tax rates were 24.9% and 24.8%, respectively. Our provisions for income taxes for the six months ended June 30, 2023 and 2022 were $776 million and $730 million, respectively, and the effective tax rates were 23.3% and 23.1%, respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $85 million and $67 million for the six months ended June 30, 2023 and 2022, respectively.

Our gross unrecognized tax benefits were $649 million, excluding accrued interest of $155 million, as of June 30, 2023 ($639 million and $129 million, respectively, as of December 31, 2022). Unrecognized tax benefits of $309 million ($278 million as of December 31, 2022) would affect the effective rate, if recognized.

At June 30, 2023, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns of certain affiliates. We are also subject to examination by state, local and foreign taxing authorities. Depending on the resolution of any tax disputes, the completion of examinations by taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2023 and 2022 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2023	2022	2023	2022
Net income attributable to HCA Healthcare, Inc.	$1,193	$1,155	$2,556	$2,428

Weighted average common shares outstanding	274.494	292.527	275.695	297.459
Effect of dilutive incremental shares	3.704	3.534	3.878	4.231
Shares used for diluted earnings per share	278.198	296.061	279.573	301.690
Earnings per share:
Basic earnings	$4.35	$3.95	$9.27	$8.16
Diluted earnings	$4.29	$3.90	$9.14	$8.05

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2023 and December 31, 2022 follows (dollars in millions):

	June 30, 2023
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$413	$—	$(36)	$377
Money market funds and other	106	—	—	106
	$519	$—	$(36)	483
Amounts classified as current assets				(99)
Investment carrying value				$384

	December 31, 2022
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$415	$—	$(38)	$377
Money market funds and other	96	—	—	96
	$511	$—	$(38)	473
Amounts classified as current assets				(92)
Investment carrying value				$381

At June 30, 2023 and December 31, 2022, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at June 30, 2023 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$23	$22
Due after one year through five years	138	131
Due after five years through ten years	166	146
Due after ten years	86	78
	$413	$377

The average expected maturity of the investments in debt securities at June 30, 2023 was 5.8 years, compared to the average scheduled maturity of 8.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize our assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments of insurance subsidiaries:
Debt securities	$377	$—	$377	$—
Money market funds and other	106	106	—	—
Investments of insurance subsidiaries	483	106	377	—
Less amounts classified as current assets	(99)	(99)	—	—
	$384	$7	$377	$—

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

The estimated fair value of our long-term debt was $36.742 billion and $35.555 billion at June 30, 2023 and December 31, 2022, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $39.281 billion and $38.385 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 7 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2023 and December 31, 2022, including related interest rates at June 30, 2023, follows (dollars in millions):

	June 30, 2023	December 31, 2022
Senior secured asset-based revolving credit facility (effective interest rate of 6.4%)	$1,060	$2,900
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 6.6%)	1,350	1,880
Other senior secured debt (effective interest rate of 3.8%)	969	953
Senior secured debt	3,379	5,733
Senior unsecured notes (effective interest rate of 5.0%)	35,902	32,652
Debt issuance costs and discounts	(349)	(301)
Total debt (average life of 9.9 years, rates averaging 5.0%)	38,932	38,084
Less amounts due within one year	2,395	370
	$36,537	$37,714

During January 2023, the availability under our senior secured revolving credit facility was increased by $1.500 billion to total $3.500 billion, the senior secured term loan B facility was fully retired and certain administrative updates were made to our credit agreements.

During May 2023, we issued $3.250 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.200% senior notes due 2028, (ii) $1.250 billion aggregate principal amount of 5.500% senior notes due 2033 and (iii) $1.000 billion aggregate principal amount of 5.900% senior notes due 2053. We used the net proceeds to repay borrowings under our asset-based revolving credit facility.

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

Texas operates a state Medicaid program pursuant to a waiver from the Centers for Medicare & Medicaid Services ("CMS") under Section 1115 of the Social Security Act (the “Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam lawsuit. The Company believes that our participation is and has been consistent with the requirements of the Program and is vigorously defending against the lawsuit being pursued by the relator. We cannot predict what effect, if any, the qui tam lawsuit could have on the Company.

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2023 and 2022, our Board of Directors authorized share repurchase programs for up to $3 billion and $8 billion, respectively, of our outstanding common stock. During the six months ended June 30, 2023, we repurchased 6.651 million shares of our common stock at an average price of $264.78 per share through market purchases pursuant to the January 2022 authorization (which was completed during the second quarter of 2023) and the January 2023 authorization. At June 30, 2023, we had $2.825 billion of repurchase authorization available under the January 2023 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2022	$(30)	$(373)	$(87)	$(490)
Unrealized gains on available-for-sale securities	2			2
Foreign currency translation adjustments, net of $6 of income taxes		32		32
Balances at June 30, 2023	$(28)	$(341)	$(87)	$(456)

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

Effective January 1, 2023, we reorganized our operations from two geographically organized groups into three geographically organized groups: the National, American and Atlantic Groups. The National Group includes 57 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia, the American Group includes 56 hospitals located in Colorado, central Kansas, Louisiana and Texas, and the Atlantic Group includes 62 hospitals located in Florida, Georgia, northern Kansas, Missouri and South Carolina. The seven hospitals we operate in England remain in the Corporate and other group. Prior periods presented have been restated according to the new organizational structure.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains and losses on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2023 and 2022 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2023	2022	2023	2022
Revenues:
National Group	$4,372	$4,088	$8,988	$8,290
Atlantic Group	5,038	4,700	10,147	9,386
American Group	5,536	5,205	10,735	10,411
Corporate and other	915	827	1,582	1,678
	$15,861	$14,820	$31,452	$29,765
Equity in losses (earnings) of affiliates:
National Group	$(1)	$(1)	$(2)	$(1)
Atlantic Group	(1)	(1)	(2)	(1)
American Group	(10)	(9)	(22)	(18)
Corporate and other	19	3	51	1
	$7	$(8)	$25	$(19)
Adjusted segment EBITDA:
National Group	$878	$867	$2,027	$1,822
Atlantic Group	975	969	2,061	1,819
American Group	1,319	1,338	2,452	2,654
Corporate and other	(116)	(132)	(312)	(309)
	$3,056	$3,042	$6,228	$5,986
Depreciation and amortization:
National Group	$208	$194	$415	$391
Atlantic Group	247	233	486	455
American Group	238	233	475	465
Corporate and other	70	78	143	159
	$763	$738	$1,519	$1,470

Adjusted segment EBITDA	$3,056	$3,042	$6,228	$5,986
Depreciation and amortization	763	738	1,519	1,470
Interest expense	485	434	964	842
Losses (gains) on sales of facilities	(1)	32	14	22
Losses on retirement of debt	—	78	—	78
Income before income taxes	$1,809	$1,760	$3,731	$3,574

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected share-based compensation expense, expected capital expenditures, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry); changes in revenues due to declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; and supply shortages and disruptions, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including, but not limited to, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), additional changes to the Affordable Care Act, its implementation, or interpretation (including through executive orders and court challenges), and proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 as a result of the federal budget deficit impact of the American Rescue Plan Act of 2021, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) developments related to COVID-19, including, without limitation, the length and severity of COVID-19-related impacts and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume and acuity of COVID-19 patients cared for across our health systems; and measures we are taking to respond to COVID-19, (16) the emergence of and effects related to pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of actual and potential cybersecurity incidents or security breaches, including the data security incident disclosed in July 2023, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record (“EHR”) technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, (25) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, and (26) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2023 Operations Summary

Revenues increased to $15.861 billion in the second quarter of 2023 from $14.820 billion in the second quarter of 2022. Net income attributable to HCA Healthcare, Inc. totaled $1.193 billion, or $4.29 per diluted share, for the quarter ended June 30, 2023, compared to $1.155 billion, or $3.90 per diluted share, for the quarter ended June 30, 2022. Second quarter results for 2022 include losses on sales of facilities of $32 million, or $0.11 per diluted share, and losses on retirement of debt of $78 million, or $0.20 per diluted share. During the quarter ended June 30, 2023, we acquired for an immaterial amount of consideration a controlling interest in a physician management and staffing joint venture in which we previously had an equity investment. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 278.198 million shares for the quarter ended June 30, 2023 and 296.061 million shares for the quarter ended June 30, 2022. During 2022 and the first six months of 2023, we repurchased 30.747 million shares and 6.651 million shares, respectively, of our common stock.

Revenues increased 7.0% on a consolidated basis and 6.2% on a same facility basis for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. The increase in consolidated revenues can be primarily attributed to the combined impact of a 2.9% increase in revenue per equivalent admission and a 4.0% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.4% increase in same facility revenue per equivalent admission and a 3.7% increase in same facility equivalent admissions.

During the quarter ended June 30, 2023, consolidated admissions increased 1.5% and same facility admissions increased 2.2% compared to the quarter ended June 30, 2022. Surgeries increased 1.8% on a consolidated basis and 2.8% on a same facility basis during the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. Emergency department visits increased 3.2% on a consolidated basis and 3.7% on a same facility basis during the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. Consolidated and same facility uninsured admissions declined 6.7% and 6.6%, respectively, for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022.

Cash flows from operating activities increased $845 million, from $1.630 billion for the second quarter of 2022 to $2.475 billion for the second quarter of 2023. The increase in cash provided by operating activities was primarily related to positive changes in working capital items of $1.050 billion, mainly from an increase in accounts payable and accrued expenses, partially offset by negative changes in income taxes of $144 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 7.0% from $14.820 billion in the second quarter of 2022 to $15.861 billion in the second quarter of 2023. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2023 and 2022 are summarized in the following table (dollars in millions):

	Quarter
	2023	Ratio	2022	Ratio
Medicare	$2,567	16.2%	$2,495	16.8%
Managed Medicare	2,541	16.0	2,260	15.2
Medicaid	742	4.7	611	4.1
Managed Medicaid	894	5.6	954	6.4
Managed care and insurers	7,830	49.4	7,144	48.4
International (managed care and insurers)	377	2.4	325	2.2
Other	910	5.7	1,031	6.9
Revenues	$15,861	100.0%	$14,820	100.0%

	Six Months
	2023	Ratio	2022	Ratio
Medicare	$5,305	16.9%	$5,221	17.5%
Managed Medicare	5,100	16.2	4,584	15.4
Medicaid	1,477	4.7	1,190	4.0
Managed Medicaid	1,807	5.7	2,064	6.9
Managed care and insurers	15,453	49.2	14,296	48.1
International (managed care and insurers)	752	2.4	681	2.3
Other	1,558	4.9	1,729	5.8
Revenues	$31,452	100.0%	$29,765	100.0%

Consolidated and same facility revenue per equivalent admission increased 2.9% and 2.4%, respectively, in the second quarter of 2023, compared to the second quarter of 2022. Consolidated and same facility equivalent admissions increased 4.0% and 3.7%, respectively, in the second quarter of 2023, compared to the second quarter of 2022. Consolidated and same facility outpatient surgeries increased 2.1% and 3.3%, respectively, in the second quarter of 2023, compared to the second quarter of 2022. Consolidated and same facility inpatient surgeries increased 1.1% and 1.8%, respectively, in the second quarter of 2023, compared to the second quarter of 2022. Consolidated and same facility emergency department visits increased 3.2% and 3.7%, respectively, in the second quarter of 2023, compared to the second quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2023 and 2022 follows (dollars in millions):

	Quarter		Six Months
	2023	2022	2023	2022
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$13,561	$12,524	$26,718	$25,268
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.5%	11.0%	10.5%	11.2%
Total uncompensated care	$8,483	$8,457	$16,474	$15,462
Multiply by the cost-to-charges ratio	10.5%	11.0%	10.5%	11.2%
Estimated cost of total uncompensated care	$899	$940	$1,730	$1,732

Same facility uninsured admissions declined 6.6%, in the second quarter of 2023, compared to the second quarter of 2022. Same facility uninsured admissions declined 1.1% in the first quarter of 2023, compared to the first quarter of 2022. Same facility uninsured admissions declined in 2022, compared to 2021, 5.5% in the fourth quarter, 4.5% in the third quarter, 5.1% in the second quarter and 3.0% in the first quarter.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2023 and 2022 are set forth in the following table.

	Quarter		Six Months
	2023	2022	2023	2022
Medicare	21%	22%	21%	22%
Managed Medicare	25	23	25	23
Medicaid	4	5	4	5
Managed Medicaid	13	13	13	13
Managed care and insurers	30	30	30	30
Uninsured	7	7	7	7
	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and six months ended June 30, 2023 and 2022 are set forth in the following table.

	Quarter		Six Months
	2023	2022	2023	2022
Medicare	23%	23%	23%	24%
Managed Medicare	18	18	18	18
Medicaid	8	7	8	6
Managed Medicaid	6	7	6	8
Managed care and insurers	45	45	45	44
	100%	100%	100%	100%

At June 30, 2023, we had 92 hospitals in the states of Texas and Florida. During the quarter ended June 30, 2023, 58% of our admissions and 50% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended June 30, 2023.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2023 and 2022 (dollars in millions):

	Quarter
	2023		2022
	Amount	Ratio	Amount	Ratio
Revenues	$15,861	100.0	$14,820	100.0

Salaries and benefits	7,277	45.9	6,792	45.8
Supplies	2,478	15.6	2,301	15.5
Other operating expenses	3,043	19.2	2,693	18.3
Equity in losses (earnings) of affiliates	7	—	(8)	(0.1)
Depreciation and amortization	763	4.8	738	5.0
Interest expense	485	3.1	434	2.9
Losses (gains) on sales of facilities	(1)	—	32	0.2
Losses on retirement of debt	—	—	78	0.5
	14,052	88.6	13,060	88.1
Income before income taxes	1,809	11.4	1,760	11.9
Provision for income taxes	397	2.5	381	2.6
Net income	1,412	8.9	1,379	9.3
Net income attributable to noncontrolling interests	219	1.4	224	1.5
Net income attributable to HCA Healthcare, Inc.	$1,193	7.5	$1,155	7.8
% changes from prior year:
Revenues	7.0%		2.7%
Income before income taxes	2.8		(16.9)
Net income attributable to HCA Healthcare, Inc.	3.3		(20.3)
Admissions(a)	1.5		(3.2)
Equivalent admissions(b)	4.0		(1.5)
Revenue per equivalent admission	2.9		4.2
Same facility % changes from prior year(c):
Revenues	6.2		4.0
Admissions(a)	2.2		(1.2)
Equivalent admissions(b)	3.7		0.5
Revenue per equivalent admission	2.4		3.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2023		2022
	Amount	Ratio	Amount	Ratio
Revenues	$31,452	100.0	$29,765	100.0

Salaries and benefits	14,361	45.7	13,731	46.1
Supplies	4,901	15.6	4,622	15.5
Other operating expenses	5,937	18.8	5,445	18.4
Equity in losses (earnings) of affiliates	25	0.1	(19)	(0.1)
Depreciation and amortization	1,519	4.8	1,470	4.9
Interest expense	964	3.1	842	2.8
Losses on sales of facilities	14	—	22	0.1
Losses on retirement of debt	—	—	78	0.3
	27,721	88.1	26,191	88.0
Income before income taxes	3,731	11.9	3,574	12.0
Provision for income taxes	776	2.5	730	2.4
Net income	2,955	9.4	2,844	9.6
Net income attributable to noncontrolling interests	399	1.3	416	1.4
Net income attributable to HCA Healthcare, Inc.	$2,556	8.1	$2,428	8.2
% changes from prior year:
Revenues	5.7%		4.8%
Income before income taxes	4.4		(12.6)
Net income attributable to HCA Healthcare, Inc.	5.3		(15.5)
Admissions(a)	2.6		(1.6)
Equivalent admissions(b)	5.3		0.8
Revenue per equivalent admission	0.4		4.0
Same facility % changes from prior year(c):
Revenues	5.6		5.9
Admissions(a)	3.3		0.4
Equivalent admissions(b)	5.6		2.7
Revenue per equivalent admission	—		3.1

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2023 and 2022

Revenues increased to $15.861 billion in the second quarter of 2023 from $14.820 billion in the second quarter of 2022. Net income attributable to HCA Healthcare, Inc. totaled $1.193 billion, or $4.29 per diluted share, for the quarter ended June 30, 2023, compared to $1.155 billion, or $3.90 per diluted share, for the quarter ended June 30, 2022. Second quarter results for 2022 include losses on sales of facilities of $32 million, or $0.11 per diluted share, and losses on retirement of debt of $78 million, or $0.20 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 278.198 million shares for the quarter ended June 30, 2023 and 296.061 million shares for the quarter ended June 30, 2022. During 2022 and the first six months of 2023, we repurchased 30.747 million shares and 6.651 million shares, respectively, of our common stock.

Revenues increased 7.0% on a consolidated basis and 6.2% on a same facility basis for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. The increase in consolidated revenues can be primarily attributed to the combined impact of a 2.9% increase in revenue per equivalent admission and a 4.0% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.4% increase in same facility revenue per equivalent admission and a 3.7% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 45.9% in the second quarter of 2023 and 45.8% in the second quarter of 2022. Salaries and benefits per equivalent admission increased 3.0% in the second quarter of 2023, compared to the second quarter of 2022. Same facility salaries and benefits per full time equivalent increased 1.7% for the second quarter of 2023, compared to the second quarter of 2022. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. These costs declined compared to the prior year period and were in line with the three month period ended March 31, 2023; however, any expected future declines may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.6% in the second quarter of 2023 and 15.5% in the second quarter of 2022. Supply costs per equivalent admission increased 3.6% in the second quarter of 2023, compared to the second quarter of 2022. Supply costs per equivalent admission increased 5.0% for medical devices and 3.1% for general medical and surgical items and declined 0.5% for pharmacy supplies in the second quarter of 2023, compared to the second quarter of 2022.

Other operating expenses, as a percentage of revenues, were 19.2% in the second quarter of 2023 and 18.3% in the second quarter of 2022. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The largest component of the 90 basis points increase for the second quarter of 2023, compared to the second quarter of 2022, was a 70 basis points increase in professional fees. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $144 million and $142 million for the second quarters of 2023 and 2022, respectively.

Equity in losses of affiliates was $7 million and equity in earnings of affiliates was $8 million in the second quarters of 2023 and 2022, respectively.

Depreciation and amortization increased $25 million, from $738 million in the second quarter of 2022 to $763 million in the second quarter of 2023. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $485 million in the second quarter of 2023 and $434 million in the second quarter of 2022. Our average debt balance was $38.790 billion for the second quarter of 2023, compared to $38.264 billion for the second quarter of 2022. The average effective interest rate for our debt was 5.0% and 4.5%, respectively, for the quarters ended June 30, 2023 and 2022.

During the second quarter of 2022, we recorded losses on sales of facilities of $32 million.

During March 2022, we issued $6.000 billion aggregate principal amount of senior notes and used a portion of the net proceeds to pay down our revolving credit facilities. During April 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior notes due 2023. During May 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. The aggregate pretax loss on retirement of debt for these two redemptions was $78 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2023 and 2022 (continued)

The effective tax rates were 24.9% and 24.8% for the second quarters of 2023 and 2022, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests declined from $224 million for the second quarter of 2022 to $219 million for the second quarter of 2023.

Six Months Ended June 30, 2023 and 2022

Revenues increased to $31.452 billion in the first six months of 2023 from $29.765 billion in the first six months of 2022. Net income attributable to HCA Healthcare, Inc. totaled $2.556 billion, or $9.14 per diluted share, for the six months ended June 30, 2023, compared to $2.428 billion, or $8.05 per diluted share, for the six months ended June 30, 2022. Results for the first six months of 2023 and 2022 include losses on sales of facilities of $14 million, or $0.08 per diluted share, and $22 million, or $0.08 per diluted share, respectively. Results for the first six months of 2022 also include losses on retirement of debt of $78 million, or $0.20 per diluted share. Our provision for income taxes for the first six months of 2023 and 2022 included tax benefits of $85 million, or $0.30 per diluted share, and $67 million, or $0.22 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 279.573 million shares for the six months ended June 30, 2023 and 301.690 million shares for the six months ended June 30, 2022. During 2022 and the first six months of 2023, we repurchased 30.747 million shares and 6.651 million shares, respectively, of our common stock.

Revenues increased 5.7% on a consolidated basis and 5.6% on a same facility basis for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in consolidated revenues can be attributed to the combined impact of a 0.4% increase in revenue per equivalent admission and a 5.3% increase in equivalent admissions. The same facility revenues increase resulted from a 5.6% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 45.7% in the first six months of 2023 and 46.1% in the first six months of 2022. Salaries and benefits per equivalent admission declined 0.7% in the first six months of 2023, compared to the first six months of 2022. Same facility salaries and benefits per full time equivalent increased 1.4% for the first six months of 2023, compared to the first six months of 2022. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. These costs declined compared to the prior year period; however, any expected future declines may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.6% in the first six months of 2023 and 15.5% in the first six months of 2022. Supply costs per equivalent admission increased 0.7% in the first six months of 2023, compared to the first six months of 2022. Supply costs per equivalent admission increased 3.5% for medical devices and 1.1% for general medical and surgical items and declined 8.3% for pharmacy supplies in the first six months of 2023, compared to the first six months of 2022. The decline in pharmacy supplies is primarily related to certain COVID-19 therapies during the first six months of 2022.

Other operating expenses, as a percentage of revenues, were 18.8% in the first six months of 2023 and 18.4% in the first six months of 2022. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $288 million and $285 million for the first six months of 2023 and 2022, respectively.

Equity in losses of affiliates was $25 million and equity in earnings of affiliates was $19 million in the first six months of 2023 and 2022, respectively.

Depreciation and amortization increased $49 million, from $1.470 billion in the first six months of 2022 to $1.519 billion in the first six months of 2023. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2023 and 2022 (continued)

Interest expense was $964 million in the first six months of 2023 and $842 million in the first six months of 2022. Our average debt balance was $38.622 billion for the first six months of 2023 compared to $36.936 billion for the first six months of 2022. The average effective interest rate for our debt was 5.0% and 4.6%, respectively, for the six months ended June 30, 2023 and 2022.

During the first six months of 2023 and 2022, we recorded losses on sales of facilities of $14 million and $22 million, respectively.

During March 2022, we issued $6.000 billion aggregate principal amount of senior notes and used a portion of the net proceeds to pay down our revolving credit facilities. During April 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior notes due 2023. During May 2022, we redeemed all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. The aggregate pretax loss on retirement of debt for these two redemptions was $78 million.

The effective tax rates were 23.3% and 23.1% for the first six months of 2023 and 2022, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first six months of 2023 and 2022 included tax benefits of $85 million and $67 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests declined from $416 million for the first six months of 2022 to $399 million for the first six months 2023. The decline in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets and our group purchasing organization, partially offset by an increase from our surgery centers.

Liquidity and Capital Resources

Cash provided by operating activities totaled $4.278 billion for the first six months of 2023 compared to $2.975 billion for the first six months of 2022. The $1.303 billion increase in cash provided by operating activities, for the first six months of 2023 compared to the first six months of 2022, related primarily to positive changes in working capital items of $1.327 billion, mainly from a decline in accounts receivable. The combination of interest payments and net income tax payments in the first six months of 2023 and 2022 totaled $1.698 billion and $1.386 billion, respectively. Working capital totaled $2.343 billion at June 30, 2023 and $3.741 billion at December 31, 2022 (decline due primarily to the $2.025 billion increase in long-term debt due within one year).

Cash used in investing activities was $2.408 billion in the first six months of 2023 compared to $2.050 billion in the first six months of 2022. Excluding acquisitions, capital expenditures were $2.438 billion in the first six months of 2023 and $1.941 billion in the first six months of 2022. Planned capital expenditures are expected to approximate $4.7 billion in 2023. At June 30, 2023, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $4.8 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $1.923 billion in the first six months of 2023, compared to $1.501 billion in the first six months of 2022. During the first six months of 2023, net cash flows used in financing activities included a net increase of $770 million in our indebtedness, payment of dividends of $339 million, repurchase of common stock of $1.761 billion and distributions to noncontrolling interests of $342 million. During the first six months of 2022, net cash flows used in financing activities included a net increase of $4.206 billion in our indebtedness, payment of dividends of $337 million, repurchase of common stock of $4.783 billion and distributions to noncontrolling interests of $333 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $38.932 billion at June 30, 2023. Our interest expense was $964 million for the first six months of 2023 and $842 million for the first six months of 2022.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($6.875 billion and $7.005 billion available as of June 30, 2023 and July 31, 2023, respectively) and anticipated access to public and private debt markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $483 million and $473 million at June 30, 2023 and December 31, 2022, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $124 million and $147 million at June 30, 2023 and December 31, 2022, respectively. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.897 billion and $1.836 billion at June 30, 2023 and December 31, 2022, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $518 million. We estimate that approximately $479 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

During May 2023, we issued $3.250 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.200% senior notes due 2028, (ii) $1.250 billion aggregate principal amount of 5.500% senior notes due 2033 and (iii) $1.000 billion aggregate principal amount of 5.900% senior notes due 2053. We used the net proceeds to repay borrowings under our asset-based revolving credit facility.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for the foreseeable future.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $483 million at June 30, 2023. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At June 30, 2023, we had net unrealized losses of $36 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $2.410 billion of our debt at June 30, 2023 was subject to variable rates of interest, while the remaining debt balance of $36.522 billion at June 30, 2023 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. The average effective interest rate for our debt was 5.0% and 4.6% for the six months ended June 30, 2023 and 2022, respectively.

The estimated fair value of our long-term debt was $36.742 billion at June 30, 2023. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $24 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

At June 30, 2023, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns of certain affiliates. We are also subject to examination by state, local and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Security Incident

On July 10, 2023, we announced that we had recently discovered that a list of certain information with respect to some of our patients was made available by an unknown and unauthorized party on an online forum. We believe the list may include information for approximately 11 million patients. The list includes:

•
Patient name, city, state, and zip code;
•
Patient email, telephone number, date of birth, gender; and
•
Patient service date, location and next appointment date.

The list does not include:

•
Clinical information, such as treatment, diagnosis, or condition;
•
Payment information, such as credit card or account numbers; and
•
Sensitive information, such as passwords, driver’s license or social security numbers.

Our forensic investigation is ongoing, but we believe the incident is a theft from an external storage location exclusively used to automate the formatting of email messages. There has been no disruption to the care and services we provide to patients and communities. This incident has not caused any disruption to our day-to-day operations. We have been named as defendant in multiple purported class action lawsuits related to the data security incident. Based on the information known at this time, we do not believe the incident will materially impact our business, operations or financial results.

We reported this event to law enforcement and retained third-party forensic and threat intelligence advisors. While our investigation is ongoing, we have not identified evidence of any malicious activity on HCA networks or systems related to this incident. We disabled user access to the storage location as an immediate containment measure, are in the process of notifying any impacted patients to provide additional information and support, in accordance with our legal and regulatory obligations, and are offering credit monitoring and identity protection services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2023	2022
Number of hospitals in operation at:
March 31	180	182
June 30	182	182
September 30		182
December 31		182
Number of freestanding outpatient surgical centers in operation at:
March 31	126	124
June 30	126	126
September 30		125
December 31		126
Licensed hospital beds at(a):
March 31	48,891	48,892
June 30	49,063	48,979
September 30		49,179
December 31		49,281
Weighted average beds in service(b):
Quarter:
First	41,684	41,818
Second	41,802	41,930
Third		42,056
Fourth		42,119
Year		41,982
Average daily census(c):
Quarter:
First	29,310	29,797
Second	28,116	28,256
Third		28,287
Fourth		28,790
Year		28,778
Admissions(d):
Quarter:
First	525,235	506,956
Second	522,996	515,113
Third		523,092
Fourth		530,298
Year		2,075,459
Equivalent admissions(e):
Quarter:
First	916,535	859,290
Second	938,834	902,757
Third		917,262
Fourth		931,990
Year		3,611,299
Average length of stay (days)(f):
Quarter:
First	5.0	5.3
Second	4.9	5.0
Third		5.0
Fourth		5.0
Year		5.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2023	2022
Emergency room visits(g):
Quarter:
First	2,252,669	2,056,389
Second	2,294,205	2,223,999
Third		2,278,782
Fourth		2,412,781
Year		8,971,951
Outpatient surgeries(h):
Quarter:
First	255,971	247,421
Second	263,601	258,182
Third		252,026
Fourth		265,610
Year		1,023,239
Inpatient surgeries(i):
Quarter:
First	130,460	126,880
Second	132,447	130,961
Third		132,470
Fourth		131,840
Year		522,151
Days revenues in accounts receivable(j):
Quarter:
First	50	51
Second	50	53
Third		53
Fourth		53
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	38%	37%
Second	40%	39%
Third		37%
Fourth		38%
Year		38%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in “Note 8 – Contingencies” in the notes to condensed consolidated financial statements is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2023 and 2022, our Board of Directors authorized share repurchase programs for up to $3 billion and $8 billion, respectively, of our outstanding common stock. During the quarter ended June 30, 2023, we repurchased 3,310,445 shares of our common stock at an average price of $276.40 per share through market purchases pursuant to the January 2022 authorization (which was completed during the second quarter of 2023) and the January 2023 authorization. At June 30, 2023, we had $2.825 billion of repurchase authorization available under the January 2023 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2023 through June 30, 2023 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 2023	994,596	$271.47	994,596	$3.470
May 2023	1,192,663	$276.70	1,192,663	$3.140
June 2023	1,123,186	$280.46	1,123,186	$2.825
Total for second quarter 2023	3,310,445	$276.40	3,310,445	$2.825

On July 26, 2023, our Board of Directors declared a quarterly dividend of $0.60 per share on our common stock, payable on September 29, 2023 to stockholders of record at the close of business on September 15, 2023. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 34, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.2	—

Supplemental Indenture No. 35, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.3	—

Supplemental Indenture No. 36, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.4	—	Form of 5.200% Senior Notes due 2028 (included in Exhibit 4.1)

4.5	—	Form of 5.500% Senior Notes due 2033 (included in Exhibit 4.2)

4.6	—	Form of 5.900% Senior Notes due 2053 (included in Exhibit 4.3)

22	—	List of Subsidiary Guarantors and Pledged Securities.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 2, 2023, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2023 and 2022, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2023 and 2022, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and six months ended June 30, 2023 and 2022, (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: August 2, 2023