Form 10-Q
period 2023-09-30
HCA Healthcare, Inc.
filed 2023-10-26
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 23, 2023
Voting common stock, $.01 par value	267,660,800 shares

HCA HEALTHCARE, INC.

Form 10-Q

September 30, 2023

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2023	2022	2023	2022
Revenues	$16,213	$14,971	$47,665	$44,736

Salaries and benefits	7,556	6,899	21,917	20,630
Supplies	2,417	2,320	7,318	6,942
Other operating expenses	3,379	2,860	9,316	8,305
Equity in (earnings) losses of affiliates	(19)	(10)	6	(29)
Depreciation and amortization	769	749	2,288	2,219
Interest expense	483	446	1,447	1,288
Losses (gains) on sales of facilities	(2)	3	12	25
Losses on retirement of debt	—	—	—	78
	14,583	13,267	42,304	39,458
Income before income taxes	1,630	1,704	5,361	5,278
Provision for income taxes	355	360	1,131	1,090
Net income	1,275	1,344	4,230	4,188
Net income attributable to noncontrolling interests	196	210	595	626
Net income attributable to HCA Healthcare, Inc.	$1,079	$1,134	$3,635	$3,562
Per share data:
Basic earnings	$3.98	$3.97	$13.26	$12.13
Diluted earnings	$3.91	$3.91	$13.07	$11.97
Shares used in earnings per share calculations (in millions):
Basic	271.173	285.958	274.171	293.583
Diluted	275.424	289.852	278.173	297.702

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2023	2022	2023	2022
Net income	$1,275	$1,344	$4,230	$4,188
Other comprehensive loss before taxes:
Foreign currency translation	(35)	(76)	3	(181)

Unrealized losses on available-for-sale securities	(7)	(16)	(5)	(58)
Losses included in other operating expenses	—	—	—	1
	(7)	(16)	(5)	(57)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	1	2	1	7
	1	2	1	7

Change in fair value of derivative financial instruments	—	1	—	6
Interest costs included in interest expense	—	—	—	4
	—	1	—	10
Other comprehensive loss before taxes	(41)	(89)	(1)	(221)
Income tax benefits related to other comprehensive loss items	(6)	(12)	—	(33)
Other comprehensive loss	(35)	(77)	(1)	(188)
Comprehensive income	1,240	1,267	4,229	4,000
Comprehensive income attributable to noncontrolling interests	196	210	595	626
Comprehensive income attributable to HCA Healthcare, Inc.	$1,044	$1,057	$3,634	$3,374

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$891	$908
Accounts receivable	9,182	8,891
Inventories	2,030	2,068
Other	2,191	1,776
	14,294	13,643

Property and equipment, at cost	57,772	54,757
Accumulated depreciation	(30,655)	(29,182)
	27,117	25,575

Investments of insurance subsidiaries	382	381
Investments in and advances to affiliates	739	823
Goodwill and other intangible assets	9,778	9,653
Right-of-use operating lease assets	2,079	2,065
Other	200	298
	$54,589	$52,438
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,139	$4,239
Accrued salaries	1,912	1,712
Other accrued expenses	3,803	3,581
Long-term debt due within one year	2,553	370
	12,407	9,902

Long-term debt, less debt issuance costs and discounts of $341 and $301	36,793	37,714
Professional liability risks	1,590	1,528
Right-of-use operating lease obligations	1,776	1,752
Income taxes and other liabilities	1,666	1,615

Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 268,967,300 shares — 2023 and 277,378,300 shares — 2022	3	3
Accumulated other comprehensive loss	(491)	(490)
Retained deficit	(1,989)	(2,280)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(2,477)	(2,767)
Noncontrolling interests	2,834	2,694
	357	(73)
	$54,589	$52,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2021	305.477	$3	$—	$(404)	$(532)	$2,422	$1,489
Comprehensive income (loss)				(43)	1,273	192	1,422
Repurchase of common stock	(8.375)				(2,101)		(2,101)
Share-based benefit plans	1.879				(57)		(57)
Cash dividends declared ($0.56 per share)					(171)		(171)
Distributions						(171)	(171)
Other					(1)	4	3
Balances, March 31, 2022	298.981	3	—	(447)	(1,589)	2,447	414
Comprehensive income (loss)				(68)	1,155	224	1,311
Repurchase of common stock	(12.230)		(111)		(2,571)		(2,682)
Share-based benefit plans	0.253		118				118
Cash dividends declared ($0.56 per share)					(163)		(163)
Distributions						(162)	(162)
Other			(7)			29	22
Balances, June 30, 2022	287.004	3	—	(515)	(3,168)	2,538	(1,142)
Comprehensive income (loss)				(77)	1,134	210	1,267
Repurchase of common stock	(3.361)		(113)		(585)		(698)
Share-based benefit plans	0.261		116				116
Cash dividends declared ($0.56 per share)					(162)		(162)
Distributions						(217)	(217)
Other			(3)			61	58
Balances, September 30, 2022	283.904	3	—	(592)	(2,781)	2,592	(778)
Comprehensive income				102	2,081	565	2,748
Repurchase of common stock	(6.781)		(40)		(1,479)		(1,519)
Share-based benefit plans	0.255		48		57		105
Cash dividends declared ($0.56 per share)					(159)		(159)
Distributions						(475)	(475)
Other			(8)		1	12	5
Balances, December 31, 2022	277.378	3	—	(490)	(2,280)	2,694	(73)
Comprehensive income				20	1,363	180	1,563
Repurchase of common stock	(3.340)				(849)		(849)
Share-based benefit plans	1.902				(87)		(87)
Cash dividends declared ($0.60 per share)					(168)		(168)
Distributions						(187)	(187)
Other					(7)	40	33
Balances, March 31, 2023	275.940	3	—	(470)	(2,028)	2,727	232
Comprehensive income				14	1,193	219	1,426
Repurchase of common stock	(3.311)				(924)		(924)
Share-based benefit plans	0.303				72		72
Cash dividends declared ($0.60 per share)					(165)		(165)
Distributions						(155)	(155)
Other					2	(27)	(25)
Balances, June 30, 2023	272.932	3	—	(456)	(1,850)	2,764	461
Comprehensive income (loss)				(35)	1,079	196	1,240
Repurchase of common stock	(4.167)		(86)		(1,065)		(1,151)
Share-based benefit plans	0.202		86		15		101
Cash dividends declared ($0.60 per share)					(164)		(164)
Distributions						(155)	(155)
Other					(4)	29	25
Balances, September 30, 2023	268.967	$3	$—	$(491)	$(1,989)	$2,834	$357

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Unaudited

(Dollars in millions)

	2023	2022
Cash flows from operating activities:
Net income	$4,230	$4,188
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(168)	(487)
Inventories and other assets	(274)	53
Accounts payable and accrued expenses	211	(644)
Depreciation and amortization	2,288	2,219
Income taxes	61	159
Losses on sales of facilities	12	25
Losses on retirement of debt	—	78
Amortization of debt issuance costs and discounts	26	22
Share-based compensation	205	258
Other	166	124
Net cash provided by operating activities	6,757	5,995
Cash flows from investing activities:
Purchase of property and equipment	(3,585)	(3,072)
Acquisition of hospitals and health care entities	(281)	(176)
Sales of hospitals and health care entities	183	652
Change in investments	(30)	10
Other	(7)	(10)
Net cash used in investing activities	(3,720)	(2,596)
Cash flows from financing activities:
Issuance of long-term debt	3,220	5,976
Net change in revolving credit facilities	(1,420)	(230)
Repayment of long-term debt	(691)	(2,774)
Distributions to noncontrolling interests	(497)	(550)
Payment of debt issuance costs	(31)	(53)
Payment of dividends	(501)	(497)
Repurchase of common stock	(2,901)	(5,481)
Other	(234)	(209)
Net cash used in financing activities	(3,055)	(3,818)
Effect of exchange rate changes on cash and cash equivalents	1	(33)
Change in cash and cash equivalents	(17)	(452)
Cash and cash equivalents at beginning of period	908	1,451
Cash and cash equivalents at end of period	$891	$999
Interest payments	$1,460	$1,329
Income tax payments, net	$1,070	$931

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2023, these affiliates owned and operated 183 hospitals, 126 freestanding surgery centers, 22 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $80 million and $74 million for the quarters ended September 30, 2023 and 2022, respectively, and $227 million and $228 million for the nine months ended September 30, 2023 and 2022, respectively. Operating results for the quarter and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2023 and 2022 are summarized in the following table (dollars in millions):

	Quarter
	2023	Ratio	2022	Ratio
Medicare	$2,560	15.8%	$2,569	17.2%
Managed Medicare	2,535	15.6	2,229	14.9
Medicaid	1,001	6.2	797	5.3
Managed Medicaid	1,039	6.4	939	6.3
Managed care and insurers	7,687	47.4	7,184	47.9
International (managed care and insurers)	375	2.3	311	2.1
Other	1,016	6.3	942	6.3
Revenues	$16,213	100.0%	$14,971	100.0%

	Nine Months
	2023	Ratio	2022	Ratio
Medicare	$7,865	16.5%	$7,790	17.4%
Managed Medicare	7,635	16.0	6,813	15.2
Medicaid	2,478	5.2	1,987	4.4
Managed Medicaid	2,846	6.0	3,003	6.7
Managed care and insurers	23,140	48.5	21,480	48.1
International (managed care and insurers)	1,127	2.4	992	2.2
Other	2,574	5.4	2,671	6.0
Revenues	$47,665	100.0%	$44,736	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2023 and 2022 follows (dollars in millions):

	Quarter		Nine Months
	2023	2022	2023	2022
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$14,121	$12,828	$40,839	$38,096
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.9%	11.2%	10.6%	11.2%
Total uncompensated care	$9,042	$8,050	$25,516	$23,512
Multiply by the cost-to-charges ratio	10.9%	11.2%	10.6%	11.2%
Estimated cost of total uncompensated care	$975	$901	$2,705	$2,633

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The total uncompensated care amounts include charity care of $3.531 billion and $3.206 billion, respectively, and the related estimated costs of charity care were $382 million and $359 million, respectively, for the quarters ended September 30, 2023 and 2022. The total uncompensated care amounts include charity care of $10.684 billion and $10.281 billion, respectively, and the related estimated costs of charity care were $1.133 billion and $1.151 billion, respectively, for the nine months ended September 30, 2023 and 2022.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2023, we paid $83 million to acquire a hospital facility in Texas. During the nine months ended September 30, 2023 and 2022, we paid $198 million and $176 million, respectively, to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the nine months ended September 30, 2023, we received proceeds of $162 million for the sale of two hospital facilities in Louisiana. During the nine months ended September 30, 2023 and 2022, we received proceeds of $21 million and $38 million, respectively, related to sales of real estate and other health care entity investments. We recognized pretax losses of $12 million and $25 million, respectively, for these transactions. We also received net proceeds of $614 million on September 30, 2022 related to the sale of a controlling interest in a subsidiary of our group purchasing organization, which was effective October 1, 2022.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended September 30, 2023 and 2022 were $355 million and $360 million, respectively, and the effective tax rates were 24.8% and 24.1%, respectively. Our provisions for income taxes for the nine months ended September 30, 2023 and 2022 were $1.131 billion and $1.090 billion, respectively, and the effective tax rates were 23.7% and 23.4%, respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $89 million and $70 million for the nine months ended September 30, 2023 and 2022, respectively.

Our gross unrecognized tax benefits were $653 million, excluding accrued interest of $168 million, as of September 30, 2023 ($639 million and $129 million, respectively, as of December 31, 2022). Unrecognized tax benefits of $326 million ($278 million as of December 31, 2022) would affect the effective rate, if recognized.

At September 30, 2023, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns of certain affiliates. We are also subject to examination by state, local and foreign taxing authorities. Depending on the resolution of any tax disputes, the completion of examinations by taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2023 and 2022 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2023	2022	2023	2022
Net income attributable to HCA Healthcare, Inc.	$1,079	$1,134	$3,635	$3,562

Weighted average common shares outstanding	271.173	285.958	274.171	293.583
Effect of dilutive incremental shares	4.251	3.894	4.002	4.119
Shares used for diluted earnings per share	275.424	289.852	278.173	297.702
Earnings per share:
Basic earnings	$3.98	$3.97	$13.26	$12.13
Diluted earnings	$3.91	$3.91	$13.07	$11.97

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2023 and December 31, 2022 follows (dollars in millions):

	September 30, 2023
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$404	$—	$(43)	$361
Money market funds and other	124	—	—	124
	$528	$—	$(43)	485
Amounts classified as current assets				(103)
Investment carrying value				$382

	December 31, 2022
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$415	$—	$(38)	$377
Money market funds and other	96	—	—	96
	$511	$—	$(38)	473
Amounts classified as current assets				(92)
Investment carrying value				$381

At September 30, 2023 and December 31, 2022, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at September 30, 2023 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$13	$13
Due after one year through five years	148	139
Due after five years through ten years	165	140
Due after ten years	78	69
	$404	$361

The average expected maturity of the investments in debt securities at September 30, 2023 was 5.2 years, compared to the average scheduled maturity of 8.7 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize our assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments of insurance subsidiaries:
Debt securities	$361	$—	$361	$—
Money market funds and other	124	124	—	—
Investments of insurance subsidiaries	485	124	361	—
Less amounts classified as current assets	(103)	(103)	—	—
	$382	$21	$361	$—

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

The estimated fair value of our long-term debt was $36.120 billion and $35.555 billion at September 30, 2023 and December 31, 2022, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $39.687 billion and $38.385 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 7 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2023 and December 31, 2022, including related interest rates at September 30, 2023, follows (dollars in millions):

	September 30, 2023	December 31, 2022
Senior secured asset-based revolving credit facility (effective interest rate of 6.7%)	$1,480	$2,900
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 6.8%)	1,331	1,880
Other senior secured debt (effective interest rate of 4.0%)	974	953
Senior secured debt	3,785	5,733
Senior unsecured notes (effective interest rate of 5.0%)	35,902	32,652
Debt issuance costs and discounts	(341)	(301)
Total debt (average life of 9.6 years, rates averaging 5.1%)	39,346	38,084
Less amounts due within one year	2,553	370
	$36,793	$37,714

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

Texas operates a state Medicaid program pursuant to a waiver from the Centers for Medicare & Medicaid Services under Section 1115 of the Social Security Act (the “Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam lawsuit. The Company believes that our participation is and has been consistent with the requirements of the Program and is vigorously defending against the lawsuit being pursued by the relator. We cannot predict what effect, if any, the qui tam lawsuit could have on the Company.

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

During January 2023 and 2022, our Board of Directors authorized share repurchase programs for up to $3 billion and $8 billion, respectively, of our outstanding common stock. During the nine months ended September 30, 2023, we repurchased 10.818 million shares of our common stock at an average price of $268.18 per share through market purchases pursuant to the January 2022 authorization (which was completed during the second quarter of 2023) and the January 2023 authorization. At September 30, 2023, we had $1.685 billion of repurchase authorization available under the January 2023 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Losses on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2022	$(30)	$(373)	$(87)	$(490)
Unrealized losses on available-for-sale securities, net of $1 income tax benefit	(4)			(4)
Foreign currency translation adjustments, net of $1 of income taxes		2		2
Expense reclassified into operations from other comprehensive loss			1	1
Balances at September 30, 2023	$(34)	$(371)	$(86)	$(491)

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

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains and losses on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2023 and 2022 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2023	2022	2023	2022
Revenues:
National Group	$4,352	$4,092	$13,340	$12,382
Atlantic Group	5,470	4,951	15,617	14,337
American Group	5,491	5,117	16,226	15,528
Corporate and other	900	811	2,482	2,489
	$16,213	$14,971	$47,665	$44,736
Equity in (earnings) losses of affiliates:
National Group	$—	$—	$(2)	$(1)
Atlantic Group	—	(1)	(2)	(2)
American Group	(13)	(13)	(35)	(31)
Corporate and other	(6)	4	45	5
	$(19)	$(10)	$6	$(29)
Adjusted segment EBITDA:
National Group	$799	$780	$2,826	$2,602
Atlantic Group	1,158	1,014	3,219	2,833
American Group	1,210	1,178	3,662	3,832
Corporate and other	(287)	(70)	(599)	(379)
	$2,880	$2,902	$9,108	$8,888
Depreciation and amortization:
National Group	$206	$207	$621	$598
Atlantic Group	249	231	735	686
American Group	244	236	719	701
Corporate and other	70	75	213	234
	$769	$749	$2,288	$2,219

Adjusted segment EBITDA	$2,880	$2,902	$9,108	$8,888
Depreciation and amortization	769	749	2,288	2,219
Interest expense	483	446	1,447	1,288
Losses (gains) on sales of facilities	(2)	3	12	25
Losses on retirement of debt	—	—	—	78
Income before income taxes	$1,630	$1,704	$5,361	$5,278

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry); changes in revenues due to declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions; and the impact of potential federal government shutdowns, (2) the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including, but not limited to, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), additional changes to the Affordable Care Act, its implementation, or interpretation (including through executive orders and court challenges), and proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 as a result of the federal budget deficit impact of the American Rescue Plan Act of 2021, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, attain expected levels of patient volumes and revenues, and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs or Medicaid waiver programs, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) developments related to COVID-19, including, without limitation, the length and severity of COVID-19-related impacts and the spread of virus strains with new epidemiological characteristics; the volume of canceled or rescheduled procedures and the volume and acuity of COVID-19 patients cared for across our health systems; and measures we are taking to respond to COVID-19, (16) the emergence of and effects related to pandemics, epidemics and infectious diseases, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of actual and potential cybersecurity incidents or security breaches, including the data security incident disclosed in July 2023, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, (25) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, (26) the results of our efforts to use technology and resilience initiatives to drive efficiencies, better outcomes and an enhanced patient experience, and (27) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2023 Operations Summary

Revenues increased to $16.213 billion in the third quarter of 2023 from $14.971 billion in the third quarter of 2022. Net income attributable to HCA Healthcare, Inc. totaled $1.079 billion, or $3.91 per diluted share, for the quarter ended September 30, 2023, compared to $1.134 billion, or $3.91 per diluted share, for the quarter ended September 30, 2022. Third quarter results for 2023 include a $105 million loss before income taxes related to a hospital-based physician staffing joint venture where a controlling interest was acquired during the second quarter of 2023. This loss was primarily related to revenues that fell below expectations. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 275.424 million shares for the quarter ended September 30, 2023 and 289.852 million shares for the quarter ended September 30, 2022. During 2022 and the first nine months of 2023, we repurchased 30.747 million shares and 10.818 million shares, respectively, of our common stock.

Revenues increased 8.3% on a consolidated basis and 7.9% on a same facility basis for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.6% increase in revenue per equivalent admission and a 4.5% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 3.6% increase in same facility revenue per equivalent admission and a 4.1% increase in same facility equivalent admissions. Florida and the Centers for Medicare & Medicaid Services ("CMS") approved a Medicaid hospital directed payment program (the program fiscal year is from October 1 through September 30). We recorded revenues of $397 million during the quarter and nine months ended September 30, 2023 related to the program year ended September 30, 2023 and revenues of $266 million during the quarter and nine months ended September 30, 2022 related to the program year ended September 30, 2022.

During the quarter ended September 30, 2023, consolidated admissions increased 2.8% and same facility admissions increased 3.4% compared to the quarter ended September 30, 2022. Surgeries increased 0.9% on a consolidated basis and 1.1% on a same facility basis during the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022. Emergency department visits increased 2.8% on a consolidated basis and 3.5% on a same facility basis during the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022. Consolidated and same facility uninsured admissions increased 3.2% and 3.3%, respectively, for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022.

Cash flows from operating activities declined $541 million, from $3.020 billion for the third quarter of 2022 to $2.479 billion for the third quarter of 2023. The decline in cash provided by operating activities was primarily related to negative changes in working capital items of $480 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 8.3% from $14.971 billion in the third quarter of 2022 to $16.213 billion in the third quarter of 2023. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2023 and 2022 are summarized in the following table (dollars in millions):

	Quarter
	2023	Ratio	2022	Ratio
Medicare	$2,560	15.8%	$2,569	17.2%
Managed Medicare	2,535	15.6	2,229	14.9
Medicaid	1,001	6.2	797	5.3
Managed Medicaid	1,039	6.4	939	6.3
Managed care and insurers	7,687	47.4	7,184	47.9
International (managed care and insurers)	375	2.3	311	2.1
Other	1,016	6.3	942	6.3
Revenues	$16,213	100.0%	$14,971	100.0%

	Nine Months
	2023	Ratio	2022	Ratio
Medicare	$7,865	16.5%	$7,790	17.4%
Managed Medicare	7,635	16.0	6,813	15.2
Medicaid	2,478	5.2	1,987	4.4
Managed Medicaid	2,846	6.0	3,003	6.7
Managed care and insurers	23,140	48.5	21,480	48.1
International (managed care and insurers)	1,127	2.4	992	2.2
Other	2,574	5.4	2,671	6.0
Revenues	$47,665	100.0%	$44,736	100.0%

Consolidated and same facility revenue per equivalent admission each increased 3.6% in the third quarter of 2023, compared to the third quarter of 2022. Consolidated and same facility equivalent admissions increased 4.5% and 4.1%, respectively, in the third quarter of 2023, compared to the third quarter of 2022. Consolidated and same facility outpatient surgeries increased 1.0% and 0.9%, respectively, in the third quarter of 2023, compared to the third quarter of 2022. Consolidated and same facility inpatient surgeries increased 0.8% and 1.6%, respectively, in the third quarter of 2023, compared to the third quarter of 2022. Consolidated and same facility emergency department visits increased 2.8% and 3.5%, respectively, in the third quarter of 2023, compared to the third quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2023 and 2022 follows (dollars in millions):

	Quarter		Nine Months
	2023	2022	2023	2022
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$14,121	$12,828	$40,839	$38,096
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.9%	11.2%	10.6%	11.2%
Total uncompensated care	$9,042	$8,050	$25,516	$23,512
Multiply by the cost-to-charges ratio	10.9%	11.2%	10.6%	11.2%
Estimated cost of total uncompensated care	$975	$901	$2,705	$2,633

Same facility uninsured admissions in 2023, compared to 2022, increased 3.3% in the third quarter, declined 6.6% in the second quarter and declined 1.1% in the first quarter. Same facility uninsured admissions declined in 2022, compared to 2021, 5.5% in the fourth quarter, 4.5% in the third quarter, 5.1% in the second quarter and 3.0% in the first quarter.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and nine months ended September 30, 2023 and 2022 are set forth in the following table.

	Quarter		Nine Months
	2023	2022	2023	2022
Medicare	20%	22%	21%	22%
Managed Medicare	25	23	25	23
Medicaid	4	4	4	4
Managed Medicaid	13	14	13	14
Managed care and insurers	31	30	30	30
Uninsured	7	7	7	7
	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and nine months ended September 30, 2023 and 2022 are set forth in the following table.

	Quarter		Nine Months
	2023	2022	2023	2022
Medicare	21%	23%	22%	23%
Managed Medicare	17	16	18	17
Medicaid	10	8	8	7
Managed Medicaid	7	7	7	8
Managed care and insurers	45	46	45	45
	100%	100%	100%	100%

At September 30, 2023, we had 93 hospitals in the states of Texas and Florida. During the quarter ended September 30, 2023, 58% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 72% of our uninsured admissions during the quarter ended September 30, 2023.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Quarter
	2023		2022
	Amount	Ratio	Amount	Ratio
Revenues	$16,213	100.0	$14,971	100.0

Salaries and benefits	7,556	46.6	6,899	46.1
Supplies	2,417	14.9	2,320	15.5
Other operating expenses	3,379	20.8	2,860	19.1
Equity in earnings of affiliates	(19)	(0.1)	(10)	(0.1)
Depreciation and amortization	769	4.7	749	5.0
Interest expense	483	3.0	446	3.0
Losses (gains) on sales of facilities	(2)	—	3	—
	14,583	89.9	13,267	88.6
Income before income taxes	1,630	10.1	1,704	11.4
Provision for income taxes	355	2.2	360	2.4
Net income	1,275	7.9	1,344	9.0
Net income attributable to noncontrolling interests	196	1.2	210	1.4
Net income attributable to HCA Healthcare, Inc.	$1,079	6.7	$1,134	7.6
% changes from prior year:
Revenues	8.3%		(2.0)%
Income before income taxes	(4.4)		(46.0)
Net income attributable to HCA Healthcare, Inc.	(4.9)		(50.0)
Admissions(a)	2.8		(2.6)
Equivalent admissions(b)	4.5		1.3
Revenue per equivalent admission	3.6		(3.2)
Same facility % changes from prior year(c):
Revenues	7.9		(1.3)
Admissions(a)	3.4		(1.5)
Equivalent admissions(b)	4.1		2.3
Revenue per equivalent admission	3.6		(3.5)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2023		2022
	Amount	Ratio	Amount	Ratio
Revenues	$47,665	100.0	$44,736	100.0

Salaries and benefits	21,917	46.0	20,630	46.1
Supplies	7,318	15.4	6,942	15.5
Other operating expenses	9,316	19.5	8,305	18.6
Equity in losses (earnings) of affiliates	6	—	(29)	(0.1)
Depreciation and amortization	2,288	4.9	2,219	4.9
Interest expense	1,447	3.0	1,288	2.9
Losses on sales of facilities	12	—	25	0.1
Losses on retirement of debt	—	—	78	0.2
	42,304	88.8	39,458	88.2
Income before income taxes	5,361	11.2	5,278	11.8
Provision for income taxes	1,131	2.3	1,090	2.4
Net income	4,230	8.9	4,188	9.4
Net income attributable to noncontrolling interests	595	1.3	626	1.4
Net income attributable to HCA Healthcare, Inc.	$3,635	7.6	$3,562	8.0
% changes from prior year:
Revenues	6.5%		2.4%
Income before income taxes	1.6		(27.2)
Net income attributable to HCA Healthcare, Inc.	2.0		(30.7)
Admissions(a)	2.7		(1.9)
Equivalent admissions(b)	5.0		0.9
Revenue per equivalent admission	1.4		1.4
Same facility % changes from prior year(c):
Revenues	6.4		3.4
Admissions(a)	3.3		(0.2)
Equivalent admissions(b)	5.1		2.5
Revenue per equivalent admission	1.2		0.8

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2023 and 2022

Revenues increased to $16.213 billion in the third quarter of 2023 from $14.971 billion in the third quarter of 2022. Net income attributable to HCA Healthcare, Inc. totaled $1.079 billion, or $3.91 per diluted share, for the quarter ended September 30, 2023, compared to $1.134 billion, or $3.91 per diluted share, for the quarter ended September 30, 2022. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 275.424 million shares for the quarter ended September 30, 2023 and 289.852 million shares for the quarter ended September 30, 2022. During 2022 and the first nine months of 2023, we repurchased 30.747 million shares and 10.818 million shares, respectively, of our common stock.

Revenues increased 8.3% on a consolidated basis and 7.9% on a same facility basis for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.6% increase in revenue per equivalent admission and a 4.5% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 3.6% increase in same facility revenue per equivalent admission and a 4.1% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 46.6% in the third quarter of 2023 and 46.1% in the third quarter of 2022. Salaries and benefits per equivalent admission increased 4.8% in the third quarter of 2023, compared to the third quarter of 2022. Same facility salaries and benefits per full time equivalent increased 3.1% for the third quarter of 2023, compared to the third quarter of 2022. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. These costs have declined compared to the prior year period for each quarter during 2023; however, any future declines may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 14.9% in the third quarter of 2023 and 15.5% in the third quarter of 2022. Supply costs per equivalent admission declined 0.4% in the third quarter of 2023, compared to the third quarter of 2022. Supply costs per equivalent admission increased 2.2% for medical devices and declined 5.3% for pharmacy supplies and 1.3% for general medical and surgical items in the third quarter of 2023, compared to the third quarter of 2022.

Other operating expenses, as a percentage of revenues, were 20.8% in the third quarter of 2023 and 19.1% in the third quarter of 2022. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance), directed payment programs and nonincome taxes. The 1.7% increase in other operating expenses as a percentage of revenues for the third quarter of 2023, compared to the third quarter of 2022, was primarily related to increased costs for directed payment programs in certain states, as well as increased insurance costs and professional fees. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $145 million and $89 million for the third quarters of 2023 and 2022, respectively. During the third quarter of 2022, we recorded a reduction of $55 million, or $0.15 per diluted share, to our provision for professional liability risks related to the receipt of updated actuarial information.

Equity in earnings of affiliates was $19 million and $10 million in the third quarters of 2023 and 2022, respectively.

Depreciation and amortization increased $20 million, from $749 million in the third quarter of 2022 to $769 million in the third quarter of 2023. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $483 million in the third quarter of 2023 and $446 million in the third quarter of 2022. Our average debt balance was $38.881 billion for the third quarter of 2023, compared to $38.196 billion for the third quarter of 2022. The average effective interest rate for our debt was 4.9% and 4.6%, respectively, for the quarters ended September 30, 2023 and 2022.

During the third quarters of 2023 and 2022, we recorded gains on sales of facilities of $2 million and losses on sales of facilities of $3 million, respectively.

The effective tax rates were 24.8% and 24.1% for the third quarters of 2023 and 2022, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2023 and 2022 (continued)

Net income attributable to noncontrolling interests declined from $210 million for the third quarter of 2022 to $196 million for the third quarter of 2023. The decline in net income attributable to noncontrolling interests related primarily to the operations of a physician staffing joint venture and our group purchasing organization.

Nine Months Ended September 30, 2023 and 2022

Revenues increased to $47.665 billion in the first nine months of 2023 from $44.736 billion in the first nine months of 2022. Net income attributable to HCA Healthcare, Inc. totaled $3.635 billion, or $13.07 per diluted share, for the nine months ended September 30, 2023, compared to $3.562 billion, or $11.97 per diluted share, for the nine months ended September 30, 2022. Results for the first nine months of 2023 and 2022 include losses on sales of facilities of $12 million, or $0.07 per diluted share, and $25 million, or $0.09 per diluted share, respectively. Results for the first nine months of 2022 also include losses on retirement of debt of $78 million, or $0.20 per diluted share. Our provision for income taxes for the first nine months of 2023 and 2022 included tax benefits of $89 million, or $0.32 per diluted share, and $70 million, or $0.24 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 278.173 million shares for the nine months ended September 30, 2023 and 297.702 million shares for the nine months ended September 30, 2022.

Revenues increased 6.5% on a consolidated basis and 6.4% on a same facility basis for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in consolidated revenues can be primarily attributed to the combined impact of a 1.4% increase in revenue per equivalent admission and a 5.0% increase in equivalent admissions. The increase in same facility revenues can be primarily attributed to the combined impact of a 1.2% increase in revenue per equivalent admission and a 5.1% increase in equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 46.0% in the first nine months of 2023 and 46.1% in the first nine months of 2022. Salaries and benefits per equivalent admission increased 1.2% in the first nine months of 2023, compared to the first nine months of 2022. Same facility salaries and benefits per full time equivalent increased 1.9% for the first nine months of 2023, compared to the first nine months of 2022. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. These costs have declined compared to the prior year period; however, any future declines may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.4% in the first nine months of 2023 and 15.5% in the first nine months of 2022. Supply costs per equivalent admission increased 0.4% in the first nine months of 2023, compared to the first nine months of 2022. Supply costs per equivalent admission increased 3.1% for medical devices and 0.3% for general medical and surgical items and declined 7.3% for pharmacy supplies in the first nine months of 2023, compared to the first nine months of 2022. The decline in pharmacy supplies is primarily related to certain COVID-19 therapies during the first nine months of 2022.

Other operating expenses, as a percentage of revenues, were 19.5% in the first nine months of 2023 and 18.6% in the first nine months of 2022. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance), directed payment programs and nonincome taxes. The 0.9% increase in other operating expenses as a percentage of revenues for the first nine months of 2023, compared to the first nine months of 2022, was primarily related to increased costs for directed payment programs in certain states, as well as increased professional fees. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $433 million and $374 million for the first nine months of 2023 and 2022, respectively.

Equity in losses of affiliates was $6 million and equity in earnings of affiliates was $29 million in the first nine months of 2023 and 2022, respectively.

Depreciation and amortization increased $69 million, from $2.219 billion in the first nine months of 2022 to $2.288 billion in the first nine months of 2023. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2023 and 2022 (continued)

Interest expense was $1.447 billion in the first nine months of 2023 and $1.288 billion in the first nine months of 2022. Our average debt balance was $38.695 billion for the first nine months of 2023 compared to $37.243 billion for the first nine months of 2022. The average effective interest rate for our debt was 5.0% and 4.6%, respectively, for the nine months ended September 30, 2023 and 2022.

During the first nine months of 2023 and 2022, we recorded losses on sales of facilities of $12 million and $25 million, respectively.

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

The effective tax rates were 23.7% and 23.4% for the first nine months of 2023 and 2022, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first nine months of 2023 and 2022 included tax benefits of $89 million and $70 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests declined from $626 million for the first nine months of 2022 to $595 million for the first nine months 2023. The decline in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets and our group purchasing organization, partially offset by an increase from our surgery centers.

Liquidity and Capital Resources

Cash provided by operating activities totaled $6.757 billion for the first nine months of 2023 compared to $5.995 billion for the first nine months of 2022. The $762 million increase in cash provided by operating activities, for the first nine months of 2023 compared to the first nine months of 2022, related primarily to positive changes in working capital items of $847 million. The combination of interest payments and net income tax payments in the first nine months of 2023 and 2022 totaled $2.530 billion and $2.260 billion, respectively. Working capital totaled $1.887 billion at September 30, 2023 and $3.741 billion at December 31, 2022 (decline due primarily to the $2.183 billion increase in long-term debt due within one year).

Cash used in investing activities was $3.720 billion in the first nine months of 2023 compared to $2.596 billion in the first nine months of 2022. Excluding acquisitions, capital expenditures were $3.585 billion in the first nine months of 2023 and $3.072 billion in the first nine months of 2022. Planned capital expenditures are expected to approximate $4.7 billion in 2023. At September 30, 2023, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $4.5 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $3.055 billion in the first nine months of 2023, compared to $3.818 billion in the first nine months of 2022. During the first nine months of 2023, net cash flows used in financing activities included a net increase of $1.109 billion in our indebtedness, payment of dividends of $501 million, repurchase of common stock of $2.901 billion and distributions to noncontrolling interests of $497 million. During the first nine months of 2022, net cash flows used in financing activities included a net increase of $2.972 billion in our indebtedness, payment of dividends of $497 million, repurchase of common stock of $5.481 billion and distributions to noncontrolling interests of $550 million.

We are a highly leveraged company with significant debt service requirements. Our debt totaled $39.346 billion at September 30, 2023. Our interest expense was $1.447 billion for the first nine months of 2023 and $1.288 billion for the first nine months of 2022.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($6.455 billion and $6.615 billion available as of September 30, 2023 and October 23, 2023, respectively) and anticipated access to public and private debt markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $485 million and $473 million at September 30, 2023 and December 31, 2022, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $131 million and $147 million at September 30, 2023 and December 31, 2022, respectively. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.934 billion and $1.836 billion at September 30, 2023 and December 31, 2022, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $527 million. We estimate that approximately $490 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $485 million at September 30, 2023. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At September 30, 2023, we had net unrealized losses of $43 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. Debt of $2.811 billion at September 30, 2023 was subject to variable rates of interest, while the remaining debt balance of $36.535 billion at September 30, 2023 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. The average effective interest rate for our debt was 5.0% and 4.6% for the nine months ended September 30, 2023 and 2022, respectively.

The estimated fair value of our long-term debt was $36.120 billion at September 30, 2023. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $28 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

At September 30, 2023, the Internal Revenue Service was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns of certain affiliates. We are also subject to examination by state, local and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2023	2022
Number of hospitals in operation at:
March 31	180	182
June 30	182	182
September 30	183	182
December 31		182
Number of freestanding outpatient surgical centers in operation at:
March 31	126	124
June 30	126	126
September 30	126	125
December 31		126
Licensed hospital beds at(a):
March 31	48,891	48,892
June 30	49,063	48,979
September 30	49,279	49,179
December 31		49,281
Weighted average beds in service(b):
Quarter:
First	41,684	41,818
Second	41,802	41,930
Third	41,927	42,056
Fourth		42,119
Year		41,982
Average daily census(c):
Quarter:
First	29,310	29,797
Second	28,116	28,256
Third	28,396	28,287
Fourth		28,790
Year		28,778
Admissions(d):
Quarter:
First	525,235	506,956
Second	522,996	515,113
Third	537,943	523,092
Fourth		530,298
Year		2,075,459
Equivalent admissions(e):
Quarter:
First	916,535	859,290
Second	938,834	902,757
Third	958,504	917,262
Fourth		931,990
Year		3,611,299
Average length of stay (days)(f):
Quarter:
First	5.0	5.3
Second	4.9	5.0
Third	4.9	5.0
Fourth		5.0
Year		5.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2023	2022
Emergency room visits(g):
Quarter:
First	2,252,669	2,056,389
Second	2,294,205	2,223,999
Third	2,343,514	2,278,782
Fourth		2,412,781
Year		8,971,951
Outpatient surgeries(h):
Quarter:
First	255,971	247,421
Second	263,601	258,182
Third	254,557	252,026
Fourth		265,610
Year		1,023,239
Inpatient surgeries(i):
Quarter:
First	130,460	126,880
Second	132,447	130,961
Third	133,521	132,470
Fourth		131,840
Year		522,151
Days revenues in accounts receivable(j):
Quarter:
First	50	51
Second	50	53
Third	52	53
Fourth		53
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	38%	37%
Second	40%	39%
Third	37%	37%
Fourth		38%
Year		38%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2023, our Board of Directors authorized a share repurchase program for up to $3 billion of our outstanding common stock. During the quarter ended September 30, 2023, we repurchased 4,166,799 shares of our common stock at an average price of $273.59 per share through market purchases pursuant to the authorization. At September 30, 2023, we had $1.685 billion of repurchase authorization available under the authorization.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2023 through September 30, 2023 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 2023	956,594	$292.72	956,594	$2.545
August 2023	1,692,795	$271.74	1,692,795	$2.085
September 2023	1,517,410	$263.61	1,517,410	$1.685
Total for third quarter 2023	4,166,799	$273.59	4,166,799

On October 23, 2023, our Board of Directors declared a quarterly dividend of $0.60 per share on our common stock, payable on December 28, 2023 to stockholders of record at the close of business on December 14, 2023. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on October 26, 2023, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2023 and 2022, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2023 and 2022, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and nine months ended September 30, 2023 and 2022, (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ WILLIAM B. RUTHERFORD
William B. Rutherford
Executive Vice President and Chief Financial Officer

Date: October 26, 2023