Form 10-K
period 2023-12-31
HCA Healthcare, Inc.
filed 2024-02-16
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of January 31, 2024, there were 264,498,700 outstanding shares of the Registrant’s common stock. As of June 30, 2023, the aggregate market value of the common stock held by nonaffiliates was approximately $61.126 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

HCA Healthcare, Inc. is one of the leading health care services companies in the United States. At December 31, 2023, we operated 186 hospitals, comprised of 178 general, acute care hospitals; six behavioral hospitals; and two rehabilitation hospitals. In addition, we operated 124 freestanding surgery centers and 24 freestanding endoscopy centers. Our facilities are located in 20 states and England.

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

Our primary objective is to provide a comprehensive array of quality health care services in the most cost-effective manner possible. Our general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by our general, acute care hospitals, freestanding surgery centers, freestanding emergency care facilities, urgent care facilities, walk-in clinics, diagnostic centers and rehabilitation facilities. Our behavioral hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.

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

Our strategy also emphasizes investments that seek to advance our clinical systems and digital capabilities, transform care models with innovative care solutions, expand our workforce development programs and enhance our health care networks and partnerships.

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

At December 31, 2023, we owned and operated 178 general, acute care hospitals with 48,755 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board comprised of members of the local community.

At December 31, 2023, we operated six behavioral hospitals with 653 licensed beds. Our behavioral hospitals provide therapeutic programs, including child, adolescent and adult psychiatric care and adolescent and adult alcohol and drug abuse treatment and counseling.

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

Risks related to our indebtedness:

•
We have significant indebtedness and may incur further indebtedness in the future. Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
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

Risks related to technology, data privacy and cybersecurity:

•
Cybersecurity incidents or other forms of data breaches could result in the compromise of our facilities, confidential data or critical data systems. A cybersecurity incident or other form of data breach could also give rise to potential harm to patients; remediation and other expenses; and exposure to liability under Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), consumer protection laws, common law theories or other laws. Such incidents could subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
•
Our operations could be impaired by a failure of our information systems.
•
Health care technology initiatives, particularly those related to sharing patient data and interoperability, may adversely affect our operations.
•
We may not be adequately reimbursed by third-party payers for services involving new technology.

Risks related to public health crises:

•
COVID-19 has affected, and may continue to affect, our operations. In addition, the emergence and effects related to a potential future pandemic, epidemic or outbreak of an infectious disease could adversely affect our business and operations.

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
•
We have been and could become the subject of government investigations, claims and litigation, as well as governmental and commercial payer audits.
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
•
Changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services may reduce our revenues.
•
Third-party payer controls designed to reduce costs and other payer practices intended to decrease inpatient services, surgical procedure volumes or reimbursement for services rendered may reduce our revenues.
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
•
We may be adversely affected if we are not able to achieve our environmental, social and governance (“ESG”) objectives or otherwise meet the expectations of our stakeholders with respect to ESG matters.
•
The industry trend toward value-based purchasing may negatively impact our revenues.

Risks related to macroeconomic conditions:

•
Our overall business results may suffer during periods of general economic weakness or recessions.
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

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through federal and state-based health insurance marketplaces (“Exchanges”)), private insurers and directly from patients. Our revenues by primary third-party payer classification and other (including uninsured patients) for the years ended December 31, 2023, 2022 and 2021 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2023	Ratio	2022	Ratio	2021	Ratio
Medicare	$10,585	16.3%	$10,447	17.3%	$10,447	17.8%
Managed Medicare	10,496	16.2	9,201	15.3	8,424	14.3
Medicaid	3,606	5.6	2,636	4.4	2,290	3.9
Managed Medicaid	3,879	6.0	3,998	6.6	3,124	5.3
Managed care and other insurers	31,819	49.0	29,120	48.3	30,295	51.6
International (managed care and other insurers)	1,509	2.3	1,317	2.2	1,336	2.3
Other	3,074	4.6	3,514	5.9	2,836	4.8
Revenues	$64,968	100.0%	$60,233	100.0%	$58,752	100.0%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with Lou Gehrig’s Disease. Medicaid is a federal-state program, administered by the states, that provides hospital and medical benefits to qualifying low-income individuals. Payment under the Medicare and Medicaid programs is conditioned on satisfaction of extensive provider enrollment requirements. All of our general, acute care hospitals located in the United States are eligible and enrolled to participate in Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.

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

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2% per fiscal year that extends through the first seven months of federal fiscal year 2032. In addition, the American Rescue Plan Act of 2021 (“ARPA”) increased the federal budget deficit in a manner that triggers an additional sequestration mandated under the Pay-As-You-Go Act of 2010. As a result, a further payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025. We anticipate that the federal deficit will continue to place pressure on government health care programs, and it is possible that future deficit reduction legislation will impose additional spending reductions.

Inpatient Acute Care

Under the Medicare program, we receive reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. Under the hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). MS-DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. MS-DRG weights represent the average resources for a given MS-DRG relative to the average resources for all MS-DRGs. MS-DRG payments are adjusted for area wage differentials. Hospitals, other than those defined as “new,” receive PPS reimbursement for inpatient capital costs based on MS-DRG weights multiplied by a geographically adjusted federal rate. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments. These payments are financed by offsetting reductions in the inpatient PPS rates. A high-cost outlier threshold is set annually at a level that targets estimated outlier payments equaling 5.1% of total inpatient PPS payments for the federal fiscal year.

MS-DRG payment rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG payment rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. Each federal fiscal year, the annual market basket update is reduced by a productivity adjustment based on the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity. A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

For federal fiscal year 2023, the Centers for Medicare & Medicaid Services (“CMS”) increased the MS-DRG payment rates by approximately 4.3%. This increase reflected a market basket update of 4.1%, reduced by a 0.3 percentage point productivity adjustment and increased by 0.5 percentage points as required by the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). For federal fiscal year 2024, CMS increased the MS-DRG payment rates by approximately 3.1%. This increase reflects a market basket update of 3.3%, reduced by a 0.2 percentage point productivity adjustment. Additional adjustments may apply, depending on patient-specific or hospital-specific factors. For example, the two-midnight rule limits payments to hospitals when services to Medicare beneficiaries are payable as inpatient services. In addition, under transfer policies, Medicare reimbursement rates may be reduced when an inpatient hospital discharges a patient to another hospital or, for specified MS-DRGs, to certain post-acute care settings.

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

Further, Medicare does not allow an inpatient hospital discharge to be assigned to a higher paying MS-DRG if certain designated hospital acquired conditions (“HACs”) were not present on admission and the identified HAC is the only condition resulting in the assignment of the higher paying MS-DRG. In this situation, the case is paid as though the secondary diagnosis was not present. There are currently 14 categories of conditions on the list of HACs. In addition, the 25% of hospitals with the worst risk-adjusted HAC scores in the designated performance period receive a 1.0% reduction in their inpatient PPS Medicare payments in the applicable federal fiscal year. CMS has also established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis.

Under the Hospital Readmission Reduction Program, payments to hospitals may also be reduced based on readmission rates. Each federal fiscal year, inpatient payments are reduced if a hospital experiences “excess” readmissions within the 30-day time period from the date of discharge for conditions or procedures designated by CMS during the prior performance review period. CMS has designated six conditions or procedures under the program, including heart attack, pneumonia and total hip arthroplasty. Hospitals with what CMS defines as excess readmissions for these conditions or procedures receive reduced payments for all inpatient discharges in the federal fiscal year, not just discharges relating to the conditions or procedures subject to the excess readmission standard. The amount by which payments are reduced is determined by assessing a hospital’s performance relative to hospitals with similar proportions of dual eligible patients, subject to a cap established by CMS. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments. Each hospital’s performance is publicly reported by CMS.

In addition, under the Hospital Value-Based Purchasing Program, CMS reduces the inpatient PPS payment amount for all discharges by 2.0% in each federal fiscal year. The total amount collected from these reductions is pooled, and the entire amount collected is redistributed as incentive payments to reward hospitals that meet certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable performance standard. Hospitals that meet or exceed the quality performance standards receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary level of quality performance receive reduced Medicare inpatient hospital payments. Hospitals are scored on a number of individual measures that are categorized into four domains: clinical outcomes; efficiency and cost reduction; safety; and person and community engagement.

As a result of the national public health emergency declared in response to COVID-19, CMS paused or refined several measures across various hospital quality measurement and value-based purchasing programs. However, as of federal fiscal year 2024, these programs have resumed in their standard form.

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. A payment rate is established for each APC and updated for each calendar year. Each calendar year, the annual market basket update is further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2023, CMS increased payment rates under the outpatient PPS by an estimated 3.8%. This increase reflects a market basket increase of 4.1%, reduced by a 0.3 percentage point productivity adjustment. For calendar year 2024, CMS increased payment rates by an estimated 3.1%. This increase reflects a market basket increase of 3.3%, reduced by a 0.2 percentage point productivity adjustment. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2.0 percentage point reduction in the annual payment update under the outpatient PPS.

Medicare reimbursement for outpatient services may also be affected by broad shifts in payment policy. For example, the 340B Drug Pricing Program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates that apply to non-340B hospitals. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. Most of our facilities are non-340B hospitals. In June 2022, the U.S. Supreme Court invalidated this 340B program payment policy. In light of this U.S. Supreme Court decision and to achieve budget neutrality, CMS implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS for calendar year 2023. HHS also directed that $9 billion be paid to affected 340B hospitals in one-time lump sum payments as the remedy for calendar years 2018 through 2022. In order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years.

In addition, CMS has implemented an expanded site-neutral payment policy for clinic visit services provided at all off-campus provider-based departments. Under the policy, clinic visit services provided at all off-campus provider-based departments are generally not covered as outpatient department services under the outpatient PPS, but rather are reimbursed at the Medicare Physician Fee Schedule (“Physician Fee Schedule”) rate, which is generally lower than the outpatient PPS rate.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups that reflect the relative resource intensity typically associated with the patient’s clinical condition. The case mix groups are based upon impairment, age, functional motor and cognitive scores, and comorbidities (additional diseases or disorders from which the patient suffers). IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for facility-specific factors, such as area wage levels, proportion of low-income patients, and location in a rural area. Each federal fiscal year, the IRF rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2023, CMS increased IRF payment rates by an estimated 3.9%, reflecting an IRF market basket update of 4.2%, reduced by a 0.3 percentage point productivity adjustment. For federal fiscal year 2024, CMS increased IRF payment rates by an estimated 3.4%, reflecting an IRF market basket update of 3.6%, reduced by a 0.2 percentage point productivity adjustment. In addition, CMS requires IRFs to report quality measures to avoid receiving a reduction of 2.0 percentage points to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2023, we had two rehabilitation hospitals and 73 hospital rehabilitation units.

The Improving Medicare Post-Acute Care Transformation Act of 2014 (“IMPACT Act”) required the U.S. Department of Health and Human Services (“HHS”), together with the Medicare Payment Advisory Commission (“MedPAC)”, to consider and propose a unified payment system for post-acute care services provided by IRFs, home health agencies, skilled nursing facilities, and long-term care hospitals. A unified post-acute care payment system would pay post-acute care providers under a single framework according to a patient’s characteristics, rather than based on the post-acute care setting where the patient receives treatment. As required under the statute, CMS issued a report in July 2022 presenting a prototype for a unified post-acute care payment model, and MedPAC issued a report in June 2023 evaluating a prototype design. Although both CMS and MedPAC determined that designing a post-acute care PPS is feasible, MedPAC noted that implementation would require significant policy changes and considerable agency resources and that CMS may consider smaller-scale site-neutral policies to address some of the overlap in patients treated in different settings.

Psychiatric

Inpatient hospital services furnished in behavioral hospitals and behavioral units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis. The inpatient psychiatric facility (“IPF”) PPS is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. Each federal fiscal year, IPF payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2023, CMS increased IPF payment rates by an estimated 3.8%, reflecting a 4.1% IPF market basket update, reduced by a 0.3 percentage point productivity adjustment. For federal fiscal year 2024, CMS increased IPF payment rates by an estimated 3.3%, which reflects a 3.5% IPF market basket increase with a negative 0.2 percentage point productivity adjustment. Together with other policy changes, total payments to IPFs are anticipated to increase by 2.3% in federal fiscal year 2024. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2.0 percentage point reduction to the market basket update. As of December 31, 2023, we had six behavioral hospitals and 44 hospital behavioral units.

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

Historically, CMS updated reimbursement rates for ASCs based on changes to the consumer price index. However, for calendar years through 2025, CMS updates to ASC reimbursement rates will be based on the hospital market basket index, partly to promote site-neutrality between hospitals and ASCs. For each federal fiscal year, the ASC payment system update is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2023, CMS increased ASC payment rates by 3.8%, which reflected a market basket increase of 4.1%, reduced by a 0.3 percentage point productivity adjustment. For calendar year 2024, CMS increased ASC payment rates by 3.1%, which reflects a market basket increase of 3.3%, reduced by a 0.2 percentage point productivity adjustment. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures receive a 2.0 percentage point reduction to the market basket update.

Home Health

CMS reimburses home health agencies under the Home Health PPS. Home health agencies are paid a national, standardized 30-day period payment rate if a period of care meets a certain threshold of home health visits (periods of care that do not meet the visit threshold are paid a per-visit payment rate for the discipline providing care). The daily home health payment rate is adjusted for case-mix and area wage levels. An outlier adjustment may be paid for periods of care where costs exceed a specific threshold amount. Each calendar year, home health payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2023, CMS increased home health payment rates by 0.7%, based on a home health payment update percentage of 4.0%, which reflected a 4.1% market basket increase, reduced by a 0.1 percentage point productivity adjustment, among other changes. For calendar year 2024, CMS increased home health payment rates by 0.8%, based on a home health payment update percentage of 3.0%, which reflects a 3.3% market basket increase, reduced by a 0.3 percentage point productivity adjustment, among other changes. Home health agencies that do not submit required quality data are subject to a 2.0 percentage point reduction to the market basket update. In addition, home health agencies are required to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care results in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

Under the nationwide Home Health Value-Based Purchasing (“HHVBP”) Model, home health agencies receive increases or reductions to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later.

Payment of claims for home health services may be impacted by the Review Choice Demonstration, a program intended to identify and prevent home health services fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The program currently applies only to home health agencies in certain states, including North Carolina, Florida and Texas. Providers in these states may initially select from the following claims review and approval processes: pre-claim review, post-payment review or a minimal post-payment review with a 25% payment reduction. Home health agencies that maintain high levels of compliance are eligible for additional, less burdensome options.

As noted above, the IMPACT Act required HHS and MedPAC to propose a unified post-acute care payment model by 2023. After evaluating the proposed model, which included home health agencies, MedPAC recommended that CMS instead focus on smaller-scale site-neutral policies to address some of the overlap in patients treated in different settings.

Hospice

Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (palliative care) instead of standard coverage of treatment for the terminal illness and related conditions. Hospice services are paid under the Hospice PPS, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. The daily rate depends on the level of care provided to a patient (routine home care, continuous home care, inpatient respite care, or general inpatient care). Daily rates are adjusted for factors such as area wage levels. Each federal fiscal year, hospice payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2023, CMS increased hospice payment rates by 3.8%, which reflected a 4.1% market basket update, reduced by a 0.3 percentage point productivity adjustment. For federal fiscal year 2024, CMS increased hospice payment rates by 3.1%, which reflects a 3.3% market basket update, reduced by a 0.2 percentage point productivity adjustment. Hospices that fail to satisfy quality reporting requirements receive a 4.0 percentage point reduction to the market basket update.

Overall payments made by Medicare to each hospice are subject to an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care to no more than 20% of total patient care days. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive, based on the number of Medicare patients served. The aggregate cap is updated annually. In federal fiscal year 2024, the aggregate cap is $33,494.01. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare for the excess amount.

Physician Services

Physician services are reimbursed under the Physician Fee Schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services, relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the Physician Fee Schedule may not differ by more than $20 million from what payments would have been if adjustments were not made. CMS annually reviews resource inputs for select services as part of the potentially misvalued code initiative. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For calendar year 2024, CMS reduced the conversion factor by approximately 3.4%.

Medicare payments are adjusted based on participation in the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“Advanced APM”) track encourages participation in specific innovative payment models approved by CMS through financial incentives, which are paid two years after the relevant performance period, if a provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Providers were able to earn a 3.5% incentive payment for performance year 2023 (to be paid in 2025), the final year for the incentive payments. Beginning in the 2024 performance year, qualifying providers will instead receive a higher Medicare Physician Fee Schedule payment rate (payment year 2026 for performance year 2024). In addition, providers are exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”). Alternatively, providers may participate in the MIPS track. Providers electing this option may receive payment incentives or be subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs. Performance data collected in 2024 will result in payment adjustments of up to 9% in 2026; positive adjustments are subject to a scaling factor to meet budget neutrality requirements.

Other

CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, nonimplantable orthotics and prosthetics, services provided by independent diagnostic testing facilities and ambulance services.

Under the various PPS structures, the payment rates are adjusted for area differences in wage levels by a factor reflecting the relative wage level in the geographic area compared to the national average wage level and taking into account occupational mix (“wage index”). The redistributive impact of wage index changes is not anticipated to have a material financial impact for 2024. To smooth variations and decrease volatility, CMS has implemented permanent, budget-neutral caps on year-to-year decreases in the wage indexes under certain PPS structures, including the hospital inpatient PPS and home health PPS.

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

CMS contracts with third parties to promote the integrity of the Medicare program through reviews of quality concerns and detections, and corrections of improper payments. Quality Improvement Organizations, for example, are groups of physicians and other health care quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary, and that are provided in the most appropriate setting. Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The compensation for RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis and expanded the RAC program to the Managed Medicare program and Medicare Part D. CMS has transitioned some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform audits, investigations and other integrity activities.

We have established policies and procedures to respond to requests from and payment denials by RACs and other Medicare contractors. Payment recoveries resulting from reviews and denials are appealable through administrative and judicial processes, and we pursue reversal of adverse determinations at appropriate appeal levels. We incur additional costs related to responding to requests and denials, including costs associated with responding to requests for records and pursuing the reversal of payment denials and losses associated with overpayments that are not reversed upon appeal. In recent years, there have been significant delays in the Medicare appeals process. However, HHS has taken steps to streamline the appeals process and has significantly reduced the appeals backlog. Depending upon changes to and the growth of the RAC program and other Medicare integrity programs, our success in appealing claims in future periods, and potential future delays in the appeals process, our cash flows and results of operations could be negatively impacted.

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

Managed Medicare

Under the Managed Medicare program (also known as Medicare Part C, or Medicare Advantage), the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. In addition to covering Part A and Part B benefits, the health insurers may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. CMS makes fee payment adjustments based on service benchmarks and quality ratings and publishes star ratings to assist beneficiaries with plan selection. According to CMS data, approximately half of all Medicare enrollees participate in managed Medicare plans.

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

Medicaid enrollment increased as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds for certain Medicaid expenditures in states that maintained continuous Medicaid enrollment, among other requirements. The end of the continuous enrollment requirement in 2023, including the resumption of redeterminations for Medicaid enrollees, has resulted in significant coverage disruptions and dis-enrollments of enrollees. Medicaid enrollment is generally expected to continue to decline through fiscal year 2024 (which ends June 30, 2024, in most states). To increase state compliance with redetermination and reporting requirements and guidelines, CMS published an interim final rule in December 2023 that provides an enforcement framework, including potential monetary penalties for states.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, many states have adopted or may consider adopting various strategies to reduce their Medicaid expenditures. Outside of the government response to COVID-19, budgetary pressures have, in recent years, resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Most states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs within the state. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Some states use, or have applied to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. For example, the Texas Healthcare Transformation and Quality Improvement Program, which is operated under a Medicaid waiver, enables the expansion of Medicaid managed care programs in the state, and provides funding for uncompensated care. The funding amount to each hospital for uncompensated care is recalculated annually by the state and subject to changes in state policies. The total uncompensated care funding for the state is also recalculated every five years by CMS and subject to rebasing again effective federal fiscal year 2028. In recent years, aspects of existing or proposed Medicaid programs have been subject to legal challenge, resulting in uncertainty. Additionally, federal policies that shape administration of the Medicaid programs at the state level are subject to change, including as a result of changes in the presidential administration. Where states had previously been permitted to condition Medicaid enrollment on work or other community engagement, the approvals of waivers permitting these conditions have been rescinded, and the federal government is also reexamining block grant funding structures. However, a federal court is permitting Georgia to impose work and community engagement requirements under a Medicaid demonstration program that launched in mid-2023.

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

Managed Medicaid

Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one or more of the designated entities, usually a managed care organization. The provisions of these programs are state-specific. Certain states may direct managed care plans to pass through supplemental payments to designated providers, independent of services rendered, to ensure consistent funding of providers that serve large numbers of low-income patients. In an effort to more closely tie funds to delivery and outcomes, CMS is limiting these “pass-through payments” that are paid by states under managed Medicaid plan contracts and will generally prohibit such payments by 2027. However, CMS permits new pass-throughs of supplemental provider payments for up to a three-year period when states are transitioning Medicaid populations or services from a fee-for-service system to a managed care system.

Disproportionate Share Hospital and Medicaid State Directed and Supplemental Payments

In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate Share Hospital (“DSH”) payment adjustments are determined annually based on certain statistical information required by HHS and are paid as a percentage addition to MS-DRG payments. The methodology for calculating DSH payment adjustments is affected by shifts in payment policy. For example, in August 2023, CMS finalized changes to the treatment of patient days paid under demonstrations authorized under Section 1115 of the Social Security Act (“Section 1115”) (including through demonstration-authorized uncompensated and undercompensated care pools) in the Medicaid fraction of the DSH payment formula in a manner that will effectively lower DSH payments for many hospitals. These changes could adversely impact our results of operations. CMS also distributes a payment to each DSH hospital that is allocated according to the hospital’s proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals.

Some states make additional payments to providers through the Medicaid program that are separate from base payments and not specifically tied to an individual’s care. These supplemental payments may be in the form of Medicaid DSH payments, which are intended to offset hospital uncompensated care costs. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Affordable Care Act and subsequent legislation provided for reductions to the Medicaid DSH hospital program, but Congress has delayed the implementation of these reductions. Under current law, Medicaid DSH payments will be reduced by $8 billion for the period from March 9, 2024, through September 30, 2024, and in each of federal fiscal years 2025 through 2027.

Many states have implemented state directed payment (“SDP”) arrangements to direct certain Medicaid managed care plan expenditures. These arrangements, which are subject to approval by CMS, allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. For example, SDP arrangements may require managed care plans to implement value-based purchasing models or performance improvement initiatives, or may direct managed care plans to adopt specific payment parameters, such as minimum or maximum fee schedules for specific types of providers. States are increasingly using SDP arrangements, and some states have converted supplemental payment programs to SDP arrangements, diverting previously-available funding. SDP arrangements can be limited to a specific subset of providers, and providers that do not satisfy applicable criteria may be ineligible for payments. All state directed payment programs are subject to annual approval by CMS. If a state is unable to obtain future CMS approvals of these programs, our revenues could be negatively impacted.

Supplemental payments may also be in the form of payments, such as upper payment limit payments, which are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers. These supplemental reimbursement programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended.

Over the last three years, states in which the majority of our hospitals operate have implemented or enhanced their Medicaid state directed and supplemental payment programs. Revenues from these programs totaled approximately $3.9 billion in 2023.

Accountable Care Organizations and Bundled Payment Initiatives

An Accountable Care Organization (“ACO”) is a network of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. ACOs are intended to promote accountability, coordinate care and produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program. CMS continues to explore strategies to accelerate the growth of and access to ACOs.

The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs, while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment Care Improvement Advanced program, which is voluntary and expected to run through December 2025. Participation in bundled payment programs is generally voluntary, but CMS currently requires providers in selected geographic areas to participate in a mandatory bundled program for specified orthopedic procedures and a model for end-stage renal disease treatment. In addition, a mandatory radiation oncology model was expected to begin on January 1, 2023, but CMS has indefinitely delayed its implementation. CMS has indicated that it will provide six months’ notice before starting the model.

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

TRICARE

TRICARE is the Department of Defense’s health care program for members of the armed forces. For inpatient services, TRICARE reimburses hospitals based on a DRG system modeled on the Medicare inpatient PPS. For outpatient services, TRICARE reimburses hospitals based on a PPS that is similar to that utilized for outpatient services furnished to Medicare beneficiaries.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private health insurers. Admissions reimbursed by commercial managed care and other insurers were 30%, 30% and 31% of our total admissions for the years ended December 31, 2023, 2022 and 2021, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally have received contracted annual increases to payment rates from managed care payers, there can be no assurance that we will continue to receive increases in the future. Price transparency initiatives may impact our relationships with payers and ability to obtain or maintain favorable contract terms. For example, hospitals are required to publish a list of their standard charges for all items and services, including gross charges, discounted cash prices and payer-specific and de-identified negotiated charges, in a machine-readable, publicly accessible online file. Further, CMS requires most health insurers to publish online charges negotiated with providers for health care services. In addition, the No Surprises Act requires providers to send to a patient’s health plan a good faith estimate of the expected charges for furnishing scheduled items or services, including billing and diagnostic codes, prior to the scheduled date of the items or services. The estimate must cover any item or service that is reasonably expected to be provided in conjunction with the primary items or services, including those that may be delivered by another provider. However, HHS is deferring enforcement of certain requirements of the No Surprises Act related to the good faith estimates for insured patients until it issues additional regulations. It is not clear what impact, if any, these or future health reform efforts at the federal and state levels, consolidation within the third-party payer industry and vertical integration among third-party payers and health care providers will have on our ability to negotiate reimbursement rates.

Uninsured and Self-Pay Patients

Self-pay revenues are derived from providing health care services to patients without health insurance coverage and from the patient responsibility portion of payments for our health care services that are not covered by an individual’s health plan. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government health care programs or private third-party payers. Any increases in uninsured individuals, changes to the payer mix or greater adoption of health plan structures that result in higher patient responsibility amounts could increase amounts due from individuals. The No Surprises Act requires providers to provide uninsured and self-pay patients, in advance of the scheduled date for the item or service or upon request of the individual, a good faith estimate of the expected charges for furnishing scheduled items or services, including billing and diagnostic codes. The estimate must cover any item or service that is reasonably expected to be provided in conjunction with the scheduled item or service or that is reasonably expected to be delivered by another provider. HHS is delaying enforcement with regard to good faith estimates to uninsured individuals that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to the uninsured or self-pay patient exceed the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400) or the provider furnishes an item or service that was not included in the estimate, the patient can invoke a patient-provider dispute resolution process to challenge the higher amount.

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2023, approximately 85% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. In addition, various federal and state laws require health insurers to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place.

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

	2023	2022	2021
Number of hospitals at end of period	186	182	182
Number of freestanding outpatient surgery centers at end of period(a)	124	126	125
Number of licensed beds at end of period(b)	49,588	49,281	48,803
Weighted average beds in service(c)	41,873	41,982	42,148
Admissions(d)	2,130,728	2,075,459	2,089,975
Equivalent admissions(e)	3,788,434	3,611,299	3,536,238
Average length of stay (days)(f)	4.9	5.1	5.2
Average daily census(g)	28,721	28,778	29,752
Occupancy rate(h)	72%	72%	74%
Emergency room visits(i)	9,342,783	8,971,951	8,475,345
Outpatient surgeries(j)	1,044,415	1,023,239	1,008,236
Inpatient surgeries(k)	528,845	522,151	522,069
Days revenues in accounts receivable(l)	53	53	49
Outpatient revenues as a % of patient revenues(m)	38%	38%	37%

(a)
Excludes freestanding endoscopy centers (24 at December 31, 2023 and 21 at December 31, 2022 and 2021).
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

Competition

Generally, other hospitals and facilities in the communities we serve provide services similar to those we offer. Additionally, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers, diagnostic and imaging centers and other medical facilities in the geographic areas in which we operate continues to increase. As a result, most of our hospitals and other facilities operate in a highly competitive environment. In some cases, competing facilities are more established than we are. Some competing facilities are physician-owned or are owned by tax-supported government agencies and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our facilities and may provide the tax-supported or not-for-profit entities an advantage in funding capital expenditures. In certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. We also face competition from specialty hospitals and from both our own and unaffiliated freestanding ASCs for market share in certain high margin services. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our behavioral hospitals and units compete with both local and regional hospitals, including the behavioral units of general, acute care hospitals.

Trends toward clinical and pricing transparency may impact our competitive position, ability to obtain or maintain favorable contract terms and patient volumes in ways that may be difficult to predict. For example, hospitals are required to publish a list of their standard charges for all items and services, including discounted cash prices and payer-specific and de-identified negotiated charges, in a machine-readable, publicly accessible online file. Hospitals are also required to publish a consumer-friendly list of standard charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services or, alternatively, maintain an online price estimator tool. CMS may impose civil monetary penalties for noncompliance with these price transparency requirements. Further, CMS requires most health insurers to publish online charges negotiated with providers for health care services. Starting January 1, 2024, most health insurers must also provide online price comparison tools to help individuals get personalized cost estimates for all covered items and services. In addition, the No Surprises Act requires providers to send uninsured and self-pay patients (in advance of the scheduled date for the item or service or upon request) and health plans of commercially insured patients a good faith estimate of the expected charges and diagnostic codes. Until HHS issues additional regulations, the agency is deferring enforcement of certain requirements regarding providing good faith estimates for insured patients and for good faith estimates sent to uninsured or self-pay patients that do not include expected charges for co-providers or co-facilities.

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

Two of the most significant factors that impact the competitive position of a hospital are the number and quality of physicians affiliated with or employed by the hospital. Although physicians may at any time terminate their relationship with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, technology, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, technology, equipment, employees and services for physicians and patients. Our hospitals face competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models.

Another major factor in the competitive position of our hospitals and other facilities is our ability to negotiate service contracts with group purchasers of health care services. Managed care plans attempt to direct and control members’ use of health care services and obtain discounts from providers’ established gross charges. Similarly, employers and traditional health insurers continue to attempt to contain costs through negotiations with providers for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group purchasers of health care services on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Legislative and regulatory initiatives may impact our contract terms or ability to contract with payers, such as laws that permit payers to guide patients to particular providers and eliminate restrictions on placing providers into preferred tiers. Our future success will depend, in part, on our ability to retain and renew our contracts with third-party payers and enter into new contracts on favorable terms. Other health care providers may impact our ability to enter into contracts with third-party payers or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Price transparency initiatives and increasing vertical integration efforts involving third-party payers and health care providers, among other factors, may increase these challenges. Moreover, the trend toward consolidation among private third-party payers tends to increase payer bargaining power over fee structures, and private third-party payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases. Health plans increasingly utilize narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. The importance of obtaining contracts with group purchasers of health care services varies by purchaser and by community, depending on the market position of such organizations.

State certificate of need (“CON”) laws, which place limitations on a health care facility’s ability to expand services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. Before issuing a CON or other approval, these states consider the need for additional, changes in, or expanded health care facilities or services. Removal of these requirements could reduce barriers to entry and increase competition in our service areas. In those states that do not require state approval or that set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. Other federal and state laws and regulations may also adversely impact our ability to expand, such as a regulation commonly known as the “36 Month Rule,” which restricts the assumption of Medicare billing privileges for certain home health agencies and, effective January 1, 2024, hospices. In addition, changes in licensure or other laws or regulations and recognition of new provider types or payment models could impact our competitive position. See Item 1, “Business — Regulation and Other Factors.”

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

Each of our acute care hospitals located in the United States is eligible to participate in Medicare and Medicaid programs. To receive reimbursement under the Medicare and Medicaid programs, organizational providers and suppliers and individuals must satisfy extensive enrollment and revalidation requirements. CMS has the authority to deny or revoke Medicare enrollment and deactivate billing privileges for a variety of reasons. An adverse action relating to Medicare enrollment may impact a provider’s Medicaid eligibility, and adverse actions relating to Medicaid enrollment may impact Medicare enrollment. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from applicable federal health care programs. Each of our acute care hospitals located in the United States is accredited by The Joint Commission. From time to time, we may acquire a facility that is not accredited but for which we will seek accreditation. If any facility were to lose accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from private third-party payers.

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

Anti-kickback Statute

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, knowledge of the law or the intent to violate the law is not required. Violations of the Anti-kickback Statute may be punished by criminal fines per violation, imprisonment, substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. In addition, submission of a claim for services or items generated in violation of the Anti-kickback Statute may be subject to additional penalties under the federal False Claims Act (“FCA”) as a false or fraudulent claim.

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

The Federal False Claims Act and Similar State Laws

We are subject to state and federal laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. One of the most prominent of these laws is the FCA, which may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government’s behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. In addition, the FCA covers payments made in connection with the Exchanges if those payments include any federal funds. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. If a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus substantial mandatory civil penalties for each separate false claim. These penalties are updated annually based on changes to the consumer price index.

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

HIPAA Administrative Simplification and Privacy, Security and Interoperability Requirements

The Administrative Simplification Provisions of HIPAA and implementing regulations require the use of uniform electronic data transaction standards and code sets for certain health care claims and payment transactions submitted or received electronically. In addition, HIPAA requires each provider to use a National Provider Identifier. These provisions are intended to encourage electronic commerce in the health care industry.

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

Health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, health care providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other significant disincentives. In November 2023, HHS issued a proposed rule to establish disincentives for certain types of providers. If finalized, hospitals found to have committed information blocking would not qualify as “meaningful electronic health record users” under the Medicare Promoting Interoperability Program and as a result would lose 75% of the annual market basket increase they would otherwise receive.

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

The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital that has been notified of a patient’s pending arrival in a non-hospital owned ambulance. In recent years, the government has undertaken enforcement actions in which it has broadly interpreted a hospital’s obligations with respect to screening and stabilizing patients who present with a psychiatric emergency. EMTALA does not generally apply to individuals admitted for inpatient services. The government has expressed its intent to investigate and enforce EMTALA violations actively. Hospitals may face conflicting interpretations of EMTALA’s requirements with respect to state laws that limit access to abortion or other reproductive health services. For example, HHS has provided guidance regarding EMTALA obligations specific to patients who are pregnant or are experiencing pregnancy loss and the preemption of state law. This guidance is the subject of legal challenges, including pending cases in Texas and Idaho that currently have allowed state restrictions to remain in effect or stayed or limited application of HHS guidance as the cases continue.

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

There is uncertainty regarding the ongoing net effect of the Affordable Care Act, particularly as it has been, and continues to be, subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was effectively eliminated. However, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. To increase access to health insurance during the COVID-19 pandemic, the ARPA enhanced subsidies for individuals eligible to purchase coverage through the Exchanges. Subsequent legislation extended these enhanced subsidies through 2025. These and other changes and initiatives have impacted the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased, in the states that we operate. For example, the ARPA enhanced subsidies, among other factors, have resulted in increased Exchange enrollment in the states in which we operate. If these subsidies are not extended beyond 2025, Exchange enrollment may be adversely impacted.

Health care providers may be significantly impacted by changes specific to the Medicaid program, including changes resulting from the Affordable Care Act and subsequent legislation or agency initiatives. The Affordable Care Act expanded the categories of individuals eligible for Medicaid coverage and permits individuals with relatively higher incomes to qualify. However, a number of states, including Texas and Florida, have opted out of the Medicaid expansion provisions. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards. The Medicaid landscape is constantly evolving as the federal and state governments consider and test various models of delivery and payment system reform.

In addition, there is uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government-sponsored coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”). Other recent initiatives and proposals include those aimed at price transparency and out-of-network charges, which may impact prices and the relationships between health care providers, insurers and patients. For example, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills, and several states have implemented similar laws intended to protect consumers. The No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for items and services rendered by out-of-network providers (i.e., prohibits balance billing), subject to limited exceptions. The No Surprises Act also impacts the payment received by an out-of-network provider from a health plan for items and services to which the prohibitions on balance billing apply. For items and services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act establishes an independent dispute resolution (“IDR”) process for providers and payers to handle payment disputes that cannot be resolved through direct negotiations. The final rule establishing the IDR process is currently the subject of legal challenges, and government agencies have proposed various changes, creating uncertainty and resulting in delays in claims resolution. The No Surprises Act also requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in connection with scheduled items or services, in advance of the date of the scheduled item or service, or upon request of the individual. HHS is delaying enforcement with regard to good faith estimates to uninsured individuals that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to an uninsured or self-pay patient exceed the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400) or the provider furnishes an item or service that was not included in the good faith estimate, the patient may invoke a patient-provider dispute resolution process established by regulation to challenge the higher amount.

Other trends toward transparency and value-based purchasing may impact the competitive position and patient volumes of providers. For example, the CMS Care Compare website makes available to the public certain data that hospitals, home health agencies, hospices, and other Medicare-certified providers submit in connection with Medicare reimbursement claims, including performance data on quality measures and patient satisfaction. Medicare reimbursement may be adjusted based on quality and efficiency measures and/or compliance with quality reporting requirements. In addition, hospitals are required by federal regulation to publish online payer-specific negotiated charges and de-identified minimum and maximum charges. Some price transparency obligations apply only to payers. For example, CMS requires health insurers to publish online charges negotiated with providers for health care services, and health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. For example, in recent years, there have been trends influenced by private and/or public payers toward enrollment in managed care programs, favoring outpatient care over inpatient care, and provider consolidation. These issues are further discussed in Item 1A, “Risk Factors.”

General Economic and Demographic Factors

The health care industry is impacted by the overall U.S. economy. Budget deficits at the federal level and within some state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals and other providers. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the U.S. population, among other factors, will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and increased difficulties in collecting patient receivables for copayment and deductible amounts.

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

We are pursuing a plan to reduce our scope 1 and scope 2 greenhouse gas emissions by 2030 in line with the Paris Agreement 1.5℃ emissions reduction goal. Our initiatives contemplate operational changes intended to reduce energy consumption, including by accelerating related capital investments, new technology pilots, renewable energy contracting and investments, and medical gas initiatives. In 2021, we baselined our scope 1 and scope 2 greenhouse gas emissions for 2020, and we are updating those calculations annually to measure trends in our greenhouse gas emissions. In 2023, we measured our 2021 scope 3 greenhouse gas emissions for the first time for the purchased goods and services category and the capital goods category. These two categories comprise the majority of our scope 3 emissions.

In 2022, we released our inaugural Task Force on Climate-related Financial Disclosures (“TCFD”) report to provide additional insight into our commitment to improving our environmental impact and strengthening our climate resilience to support the communities we serve. The report follows TCFD guidance and outlines the ways we are integrating climate-related risks and opportunities into our governance structure, our risk management and strategy development processes, and how we establish and track climate-related metrics and objectives. We plan to continue following established guidelines to assess and better understand the physical and transition risks from climate change that we believe most significantly impact our operations. We have also integrated climate-related risk assessment into our established enterprise risk management function.

While we currently believe that compliance with existing environmental laws and regulations does not have a material impact on our operations, changes in consumer preferences and additional legislation or regulatory requirements, including those associated with efforts to transition to a low-carbon economy, may increase costs associated with compliance, the operation of our facilities and supplies.

Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

We purchase, from unrelated insurance companies, coverage for cybersecurity incidents, directors and officers liability and property loss in amounts we believe are reasonable and subject to terms of coverage we believe to be reasonable.

Human Capital Resources

Our workforce is comprised of approximately 310,000 employees (as of December 31, 2023), including approximately 90,000 part-time and PRN employees (references herein to “employees” refer to employees of our affiliates). Our Board of Directors and its committees oversee human capital matters through regular reporting from management and advisors.

Diversity, Equity and Inclusion

We are committed to fostering a culture of inclusion that embraces and supports our patients, colleagues, partners, physicians and communities. Our domestic workforce is comprised of approximately 78% women and 45% people of color. Our policies prohibit discrimination on the basis of age, gender, disability, race, color, ancestry, citizenship, religion, pregnancy, sexual orientation, gender identity or expression, national origin, medical condition, marital status, veteran status, payment source or ability, or any other basis prohibited by federal, state or local law.

We are dedicated to being an employer of choice. We seek to recruit diverse candidates at all stages of their careers and through a variety of venues and programs. Our Chief Diversity Officer leads a team that is responsible for advancing diversity, equity and inclusion (“DEI”) initiatives across the Company. Our Executive DEI Council, sponsored by our Chief Executive Officer and comprised of executive leaders from the Company, champions DEI across the Company and informs strategic decisions towards DEI objectives. In addition to the Executive DEI Council, we have implemented division DEI Councils comprised of diversity leaders and facility representatives and added division-based DEI leaders to support local deployment of DEI strategies and programs across the enterprise.

We have established nine employee resource groups to provide colleagues opportunities to convene around shared experiences, including groups for Black colleagues, women, young professionals, LGBTQ+, Hispanic and Asian colleagues, veterans, colleagues with disabilities and a group focused on mental health and wellness – each with a senior leader serving as executive sponsor. The Company remains focused on supporting leadership development and advancement opportunities for all of its employees, and as part of that overarching commitment, has established programs which develop leadership skills and provide mentorship opportunities for Black, Asian, and Hispanic leaders at the manager level and above.

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

We encourage you to review the “Diversity, Equity and Inclusion” section of our website, which includes our EEO-1 data, as well as our 2023 Impact Report (available at www.hcahealthcareimpact.com) for more detailed information regarding our DEI and pay equity programs and initiatives. Nothing on our website, including our 2023 Impact Report or sections thereof, shall be deemed incorporated by reference into this annual report on Form 10-K.

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

Culture and Talent Development

HCA Healthcare’s culture is critical to our success. We seek to instill a culture across our system that includes making a positive impact on our patients, communities and each other, and nurture that culture through inclusion, compassion and respect. To assess and improve employee retention and engagement, we connect with our colleagues in several ways to listen to and respond to their concerns, including employee rounding, employee advisory groups and governance councils, and colleague surveys throughout the year. We have expanded our efforts to improve our colleagues’ engagement by focusing on the vital behavior of personal connection through care, support and growth to better respond to the needs of our colleagues. By providing education, training and opportunities to grow as clinicians and leaders, we seek to support our colleagues throughout their career journey. We also support our colleagues’ development through programs such as tuition assistance, student loan payment assistance, clinical training and certification.

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

Health, Safety and Wellness

We focus on supporting employees in ways that have a positive impact on their physical, mental and financial health so they can take care of themselves, their families, their patients and each other. We provide our employees and their families with access to a variety of health and wellness programs that can help with burnout, stress, depression, anxiety, and other health concerns as well as relationship issues, career development, work challenges, retirement planning and financial support. For 2023, this included the following touchpoints:

•
Approximately 55,800 visits to the online Wellbeing Hub website;
•
More than 7,000 calls to the Nurse Care help line; and
•
Approximately 17,100 interactions with Optum Wellbeing Services.

Labor Matters

We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2023, certain employees at 37 of our domestic hospitals are represented by various labor unions. No union elections occurred at any of our domestic facilities in 2023. One election was held in January 2024 that resulted in the addition of a number of employees to an existing bargaining unit at one of our facilities in Nevada. There are no other elections scheduled to be held in 2024. It is possible that employees at additional hospitals may unionize in the future, or employees currently represented by labor unions may choose to reject that representation. We have not experienced work stoppages that have materially, adversely affected our business or results of operations. However, it is possible that a material work stoppage at one or more of our hospitals may occur in the future.

Physicians are an integral part of the success of our hospitals in delivering quality care to our patients. Our hospitals are staffed by licensed physicians, including both employed physicians and physicians who are not employees of our hospitals. Some physicians provide services in our hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and set compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time. We continue to experience increasing competition to recruit and retain quality physicians, as well as increasing costs to contract with hospital-based physicians.

Our facilities, like most health care facilities, have experienced challenges related to labor costs and turnover. Nurse and medical support personnel availability and retention can present significant operating issues for health care providers such as the Company, including capacity and growth constraints, reduced patient satisfaction, reduced physician satisfaction, impact on services offered and increased costs, among others. To address these challenges, we implemented several initiatives to improve retention, recruiting, compensation programs and productivity. While these efforts moderated the impact of these challenges to the Company in 2023, there can be no assurance we will not experience operating issues due to the costs and availability of nurse and medical support personnel in the future.

We may be required to enhance wages and benefits to recruit and retain nurses and other medical support personnel and to utilize more expensive temporary or contract personnel. As a result, our labor costs could increase at rates in excess of historical levels. We also depend on the available labor pool of employees in each of the markets in which we operate to fill other necessary positions. If there is additional union organizing activity or a significant portion of our employee base unionizes, our costs could increase. In addition, we operate in states that have adopted mandatory nurse-staffing ratios or mandate staffing committees to develop staffing plans. If these states reduce mandatory nurse to patient ratios or additional states in which we operate adopt mandatory nurse to patient ratios or other measures to regulate staffing, such changes could significantly affect labor costs and have an adverse impact on revenues if we are required to limit patient admissions in order to comply.

The inability to attract, retain and utilize sufficient, quality clinical and non-clinical personnel could impair our capacity, ability to grow and results of operations.

Information about our Executive Officers

As of February 1, 2024, our executive officers were as follows:

Name	Age	Position(s)
Samuel N. Hazen	63	Chief Executive Officer and Director
Erol R. Akdamar	56	President — American Group
Jennifer L. Berres	53	Senior Vice President and Chief Human Resources Officer
Phillip G. Billington	56	Senior Vice President — Internal Audit Services
Jeff E. Cohen	52	Senior Vice President — Government Relations
Michael S. Cuffe, M.D.	58	Executive Vice President and Chief Clinical Officer
Jon M. Foster	62	Executive Vice President and Chief Operating Officer
Richard A. Hammett	54	President — Atlantic Group
Michael A. Marks	54	Senior Vice President — Finance
Michael R. McAlevey	60	Senior Vice President and Chief Legal Officer
Timothy M. McManus.	52	President — National Group
Sammie S. Mosier	49	Senior Vice President and Chief Nurse Executive
Deborah M. Reiner	62	Senior Vice President — Marketing and Communications
William B. Rutherford	60	Executive Vice President and Chief Financial Officer
Joseph A. Sowell, III	67	Senior Vice President and Chief Development Officer
Kathryn A. Torres	60	Senior Vice President — Payer Contracting and Alignment
Chad J. Wasserman	51	Senior Vice President and Chief Information Officer
Kathleen M. Whalen	60	Senior Vice President and Chief Ethics and Compliance Officer
Christopher F. Wyatt	46	Senior Vice President and Controller

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

Richard A. Hammett was appointed President — Atlantic Group effective January 1, 2023. Mr. Hammett previously served as President of the North Florida Division from June 2020 to December 2022. Prior to that, he served as President and CEO of Swedish Medical Center in Englewood, Colorado from 2015 to 2020. Prior to that time, Mr. Hammett held numerous leadership positions within HCA Healthcare, including serving as president and chief executive officer of The Medical Center of Aurora in Aurora, Colorado and chief operating officer and interim CEO of St. David’s Medical Center in Austin, Texas.

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

Sammie S. Mosier was appointed Senior Vice President and Chief Nurse Executive effective December 1, 2021. Dr. Mosier joined HCA in 1996 as a medical-surgical bedside nurse at Frankfort Regional Medical Center and has held progressive leadership roles, including as Vice President and Assistant Chief Nursing Executive — Clinical Services Group from 2019 to 2021.

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

Chad J. Wasserman was appointed Senior Vice President and Chief Information Officer effective February 1, 2024. Prior to that time, he served as Senior Vice President and Chief Operating Officer – Information Technology Group since July 2023. Mr. Wasserman joined HCA Healthcare in 1996 and has served in a variety of other leadership positions, including Vice President – IT&S Service Lines & Corporate Solutions from 2022 to 2023, Vice President of Digital Patient Experience from 2020 to 2022, Vice President – IT&S Infrastructure Services & Operations from 2017 to 2020 and Chief Information Officer of Parallon Business Performance Group from 2013 to 2017.

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

Risks related to our indebtedness:

We have significant indebtedness and may incur further indebtedness in the future. Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

As of December 31, 2023, our total indebtedness was $39.593 billion. As of December 31, 2023, we had availability of $3.487 billion under our senior secured cash flow credit facility and $2.620 billion under our senior secured asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our indebtedness could have important consequences, including:

•
increasing our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations;
•
requiring a portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures and future business opportunities;
•
exposing us to the risk of increased interest rates on our existing borrowings that are at variable rates of interest or refinancing our debt in a rising or high rate environment;
•
limiting our ability to make strategic acquisitions or causing us to make nonstrategic divestitures;
•
limiting our ability to obtain additional financing for working capital, capital expenditures, share repurchases, dividends, product or service line development, debt service requirements, acquisitions and general corporate or other purposes; and
•
limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot guarantee we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Under our asset-based revolving credit facility, borrowing availability is subject to a borrowing base of 85% of eligible accounts receivable less customary reserves, with any reduction in the borrowing base that results in the borrowing base falling below the amount committed by the lenders thereunder commensurately reducing our ability to access this facility as a source of liquidity. In addition, under the asset-based revolving credit facility, when (and for as long as) the combined availability under our asset-based revolving credit facility and the revolving facility under our senior secured cash flow credit facility is less than a specified amount for a certain period of time or, if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the asset-based revolving credit facility and to collateralize letters of credit issued thereunder.

Under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios may be affected by global economic and financial conditions or other events beyond our control, and there can be no assurance we will continue to meet those ratios. A breach of this or any other covenant could result in a default under both the cash flow credit facility and the asset-based revolving credit facility. Upon the occurrence of an event of default under these senior secured credit facilities, the lenders thereunder could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit, which would also result in an event of default under a significant portion of our other outstanding indebtedness. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged a significant portion of our assets under our senior secured credit facilities. If any of the lenders under the senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance there will be sufficient assets to repay the senior secured credit facilities and our other indebtedness.

Risks related to human capital:

Our results of operations may be adversely affected by competition for staffing, the shortage of experienced nurses and other health care professionals and labor union activity.

Our operations are dependent on the efforts, abilities and experience of our management and medical personnel, such as physicians, nurses, pharmacists and lab technicians. We compete with other health care providers in recruiting and retaining qualified management and personnel responsible for the daily operations of each of our hospitals and other facilities, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers, including at certain of our facilities. The impact of labor shortages across the health care industry may result in other health care facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities and further exacerbate the demand on our resources, supplies and staffing.

Economic conditions, increased inflationary pressure and COVID-19 have exacerbated workforce competition, shortages and capacity constraints. We may be required to increase wages and benefits to recruit and retain nurses and other medical support personnel and to hire more expensive temporary or contract personnel. As a result of labor shortages, competition and inflationary pressures, our labor costs could increase and our capacity could be negatively impacted. We also depend on the available labor pool of employees in each of the markets in which we operate to fill other necessary positions. If there is continued competition for these employees or additional union organizing activity or a significant portion of our employee base unionizes, it is possible our labor costs could increase.

When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, we have experienced, and could experience in the future, labor strikes. Our continued operation during any strikes could result in an increase to our labor costs. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union action, and any such new agreements may not be on terms satisfactory to us. The unavailability of staff, or the inability of the Company to control labor costs, could have a material, adverse effect on our capacity, growth prospects and results of operations.

In addition, federal and state laws and regulations may increase our costs of maintaining qualified nurses and other medical support personnel. We operate in states that have adopted mandatory nurse-staffing ratios or mandate staffing committees to develop staffing plans. If these states reduce, or if additional states in which we operate adopt, mandatory nurse-staffing ratios or related measures, such changes could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions or incur other costs in order to comply. If our labor costs continue to increase, we may not be able to offset these increased costs as a significant percentage of our revenues consists of fixed, prospective payments.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admission and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to their employment or affiliation with our hospitals. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice and instead affiliate with us and use our facilities as an extension of their practices. In many of the markets we serve, physicians may have admitting privileges at other hospitals in addition to our hospitals. We continue to face increasing competition to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians. Such physicians may terminate their affiliation with our hospitals at any time. We anticipate facing increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. If we are unable to recruit and retain quality physicians to affiliate with our hospitals, enter into contractual arrangements with hospital-based physicians, or provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, our admissions may decrease, our operating performance may decline, and our capacity and growth prospects may be materially adversely affected.

We may be unable to attract, hire and retain a highly qualified and diverse workforce, including key management.

The talents and efforts of our employees, particularly our key management, are vital to our success. The members of our management team have significant industry experience, and if any member leaves the Company, such member would be difficult to replace. In addition, institutional knowledge may be lost in any potential managerial transition. We may be unable to retain key management or attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, or failure to develop and implement an adequate succession plan for the management team, could disrupt our operations and adversely affect our business and our future success.

Risks related to technology, data privacy and cybersecurity:

Cybersecurity incidents or other forms of data breaches could result in the compromise of our facilities, confidential data or critical data systems. A cybersecurity incident or other form of data breach could also give rise to potential harm to patients; remediation and other expenses; and exposure to liability under HIPAA, consumer protection laws, common law theories or other laws. Such incidents could subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We, directly and through our vendors and other third parties, collect and store on our networks and devices and third-party technology platforms sensitive information, including intellectual property, proprietary business information, personally identifiable information and protected health information of our patients and personally identifiable information of our employees and consumers. Our facilities use EHRs and medical devices that store or transmit information that are integral to the provision of patient care, and these systems and devices are increasingly connected to the internet, hospital networks and other medical devices. The secure maintenance of this information and technology is critical to our business operations.

Despite our efforts to mitigate our exposure to cyberattack, even an advanced internal control environment is vulnerable to compromise. In July 2023, we disclosed a security incident in which an unauthorized party accessed information at an external storage location exclusively used to automate the formatting of email messages. Approximately 11 million patients were affected by the security incident. In response to this security incident, we reinforced our cybersecurity systems, protocols and monitoring procedures, particularly focusing on data interfaces with third party storage locations. We continue to be the target of attempted cybersecurity and other threats that could have a security impact, including those by third parties to access, misappropriate, corrupt or manipulate our information or disrupt our operations. We expect to continue to experience an increase in cybersecurity threats in the future, as the volume and intensity of cyberattacks on hospitals, health systems and other health care entities continue to increase. Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against our, or our vendors’, information systems and devices create risk of cybersecurity incidents, including ransomware, malware and phishing incidents, in which third parties attempt to fraudulently induce our employees or our vendors’ employees into disclosing usernames, passwords or other sensitive information, which can in turn be used for unauthorized access to our or our vendors’ systems. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks by making cyberattacks more difficult to detect, contain or mitigate. We have seen, and believe we will continue to see, widespread vulnerabilities that could affect our or other third parties’ data or systems. Mitigation and remediation recommendations continue to evolve, and addressing this and other critical vulnerabilities pertaining to widely used systems, platforms and infrastructure is a priority for us. Internal access management failures could result in the compromise or unauthorized exposure of confidential data. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. There can be no assurance that we or our vendors and other third parties will not be subject to additional cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business, including our ability to provide various health care services. In such an event, we may incur substantial costs, including but not limited to, costs associated with remediating the effects of the cybersecurity incident, costs for security measures to guard against similar future incidents and costs to recover data. Further, consumer confidence in the integrity and security of personal information and critical operations data in the health care industry generally could be shaken to the extent there are successful cyberattacks at other health care services companies, which could have a material, adverse effect on our business, financial position or results of operations.

Cybersecurity, privacy, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, along with their increased volume and sophistication, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or incidents. Although to date no cyberattack or other information or security breach, including those experienced by us in 2023, has resulted in material losses or other material consequences to us, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover our losses in excess of what we self-insure, or all types of claims that may arise. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security, breach notification and consumer protection laws, common law theories or other applicable laws; (v) reputational damage; and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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

Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts such as inadvertent or intentional misuse by employees, natural disasters and cyberattacks, including ransomware and data theft, such as the data security incident we disclosed in July 2023. Moreover, we rely on various third-party technology platforms, which are increasingly important to our business and continue to grow in complexity and scope. Failure to adequately manage implementations of new technology, updates or enhancements of such platforms or interfaces between platforms could place us at a competitive disadvantage, disrupt our operations, and have a material, adverse impact on our business and results of operations.

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

The federal government is working to promote the adoption of health information technology and the promotion of nationwide health information exchange to improve health care. For example, HHS incentivizes the adoption and meaningful use of certified EHR technology through its Promoting Interoperability Programs. Eligible hospitals and eligible professionals, including our hospitals and employed professionals, are subject to reduced payments from Medicare if they fail to demonstrate meaningful use of certified EHR technology. As these technologies have become widespread, the focus has shifted to increasing patient access to health care data and interoperability. The 21st Century Cures Act and its implementing regulations promote information sharing by prohibiting information blocking by health care providers and certain other entities. Information blocking is defined as engaging in activities likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Under a rule proposed by HHS in November 2023, a hospital found to have engaged in information blocking would not qualify as a “meaningful electronic health record user” under the Medicare Promoting Interoperability Program and as a result would lose 75% of the annual market basket increase it would otherwise receive.

Current and future initiatives related to health care technology (including artificial intelligence and other predictive algorithms), data sharing and interoperability may require changes to our operations, impose new and complex compliance obligations and require investments in infrastructure. For example, HHS finalized a rule in December 2023 imposing transparency requirements for artificial intelligence and other predictive algorithms that are part of certified health information technology. We may be subject to financial penalties or other disincentives or experience reputational damage for failure to comply with applicable laws and regulations. It is difficult to predict how these initiatives will affect our relationships with providers and vendors, participation in health care information exchanges or networks, the exchange of patient data and patient engagement.

Machine learning and artificial intelligence are driving innovations in technology in the health care industry, which presents certain risks. As currently employed, our physicians use generative AI to assist with the taking of medical notes regarding our patients. Should the use of generative AI fail to operate as anticipated or not perform as specified, patient care may be affected, legal claims may be asserted against us and our reputation may be harmed.

We may not be adequately reimbursed by third-party payers for services involving new technology.

As health care technology continues to advance, the price of purchasing new technology has significantly increased for providers. Some payers have not adapted their payment systems to adequately cover the cost of new technology used to treat patients. If reimbursement from third-party payers for services involving new technology does not sufficiently cover our purchasing costs, we may be unable to acquire new technology. Even without sufficient third-party reimbursement, we may acquire or utilize new technology in order to treat our patients. In either case, our results of operations and financial position could be adversely affected.

Risks related to public health crises:

COVID-19 has affected, and may continue to affect, our operations. In addition, the emergence and effects related to a potential future pandemic, epidemic or outbreak of an infectious disease could adversely affect our business and operations.

As a front-line provider of health care services, we have been and continue to be affected by the health and economic effects of COVID-19. COVID-19 continues to evolve, and we may not be able to predict or effectively respond to future developments.

If public health conditions related to COVID-19 significantly worsen, any such developments could materially and adversely affect our business, results of operations, financial position and cash flows. The ongoing impact of COVID-19 on our business will depend on, among other factors, the duration and severity of any severe or widespread outbreaks of COVID-19; the impact of COVID-19 on economic conditions; the volume of canceled or rescheduled procedures at our facilities; the volume of COVID-19 patients cared for across our health systems; the availability, acceptance of, and need for effective vaccines and medical treatments; the spread of potentially more contagious and/or virulent forms of the virus; and the impact of government actions on the health care industry and broader economy.

If another pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in health care facilities, especially hospitals that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. If any of our facilities are involved, or perceived as being involved, in treating patients from such an infectious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities, and our reputation may be negatively affected. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic or outbreak. Further, a pandemic, epidemic or outbreak might adversely affect our operations by causing a temporary shutdown or diversion of patients, causing disruption or delays in supply chains for materials and products or causing staffing shortages in our facilities. Although we have contingency plans in place, including infection control and disaster plans, the potential impact of, as well as the public’s and the government’s response to, a future pandemic, epidemic or outbreak is difficult to predict and could adversely affect our business, results of operations, financial condition and cash flows.

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

In recent years, the U.S. health care industry has undergone significant changes at the federal and state levels, many of which have been aimed at reducing costs and government spending and increasing access to health insurance. The most prominent of these legislative reform efforts is the Affordable Care Act, which affects how health care services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. The Affordable Care Act has been, and continues to be, subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was effectively eliminated. However, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. To increase access to health insurance during the COVID-19 pandemic, the ARPA enhanced subsidies for individuals eligible to purchase coverage through the Exchanges. Subsequent legislation extended these enhanced subsidies through 2025. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

There is uncertainty regarding whether, when and how the Affordable Care Act may be further changed, and how the law will be interpreted. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business.

There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on providers and other health care industry participants. Some members of Congress have proposed measures that would expand government-sponsored coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”). CMS administrators may grant states additional flexibility in the administration of state Medicaid programs and make changes to Medicaid payment models. Other recent health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices, our relationships with patients, payers or ancillary providers (such as anesthesiologists, radiologists and pathologists) and our competitive position. For example, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. Some states are considering or have imposed rate-setting measures, including limits on hospital rates, or site-neutral pricing requirements. Trends toward transparency and value-based pricing may impact our competitive position and patient volumes. For example, the CMS Care Compare website makes publicly available certain data on performance of hospitals and other Medicare-certified providers on quality measures and patient satisfaction, and our patient volumes could decline if any of our facilities achieve poor results. Further, Medicare reimbursement for hospitals is adjusted based on quality and efficiency measures. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Health care reform initiatives may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

Changes in government health care programs may adversely affect our revenues.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 44.1% of our revenues from the Medicare and Medicaid programs in 2023. Changes in government health care programs, including as a result of health reform efforts, may reduce the reimbursement we receive and could adversely affect our business and results of operations. In addition, in some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from private third-party payers.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. For example, Congress established automatic spending reductions, referred to as sequestration, under the BCA, resulting in a 2% reduction in Medicare payments that extends through the first seven months of federal fiscal year 2032. In addition, as a result of the ARPA, an additional Medicare payment reduction of up to 4% was required to take effect in January 2022; however, Congress has delayed implementation of this reduction until 2025. These reductions are in addition to reductions mandated by other laws. It is difficult to predict whether, when or what other deficit reduction initiatives may be proposed by Congress, but future legislation may include additional Medicare spending reductions.

From time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the inpatient hospital MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, under a site neutrality policy, clinic visit services provided by off-campus provider-based departments that were formerly paid under the outpatient PPS are now paid under the Physician Fee Schedule. Further, to address past changes to the 340B Drug Pricing Program that were invalidated by the U.S. Supreme Court, CMS finalized payment reductions under the outpatient PPS. Payment rates were reduced for non-drug services in calendar year 2023, and additional reductions to payments for non-drug item and services will take effect in calendar year 2026 and continue for approximately 16 years. As another example, CMS recently finalized changes to the Medicaid fraction of the Medicare DSH payment formula that will result in lower DSH payments for many hospitals. These payment policies and future changes to payment policies may adversely impact our results of operations, and any potential legal challenges to changes may take years to resolve. Payment policies for different types of providers and for various items and services continue to evolve. Congress and/or CMS may implement further changes to reimbursement for items or services that result in payment reductions for other items or services or that otherwise affect our business and operations.

Because most states must operate with balanced budgets and the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Periods of economic weakness may increase the budgetary pressures on many states, and these budgetary pressures may result in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. Some states that provide Medicaid supplemental payments are reviewing these programs or have filed requests with CMS to replace these programs, and CMS has performed and continues to perform compliance reviews of some states’ programs and is considering changes to the requirements for such programs, which could result in Medicaid supplemental payments being reduced or eliminated. We may also be impacted by SDP arrangements, which allow states to direct certain Medicaid managed plan expenditures, particularly as funding may be diverted from other payment programs, and we may not satisfy applicable criteria when payments are directed to a specific subset of providers. Further, legislation and administrative actions at the federal level may impact the funding for, or structure of, the Medicaid program, and may shape the administration of the Medicaid program at the state level. Federal Medicaid policies are subject to change, including as a result of changes in the presidential administration. For example, where states had previously been permitted to condition Medicaid enrollment on work or other community engagement, the approvals of waivers permitting these conditions have been rescinded. However, a federal court is permitting Georgia to impose work and community engagement requirements under a Medicaid demonstration program that launched in mid-2023. Some members of Congress are also reexamining block grant funding structures.

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

As a participant in the health care industry, we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•
billing and coding for services and properly handling overpayments;
•
appropriateness and classification of level and setting of care provided, including proper classification of admissions, observation services and outpatient care;
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

•
the development and use of artificial intelligence and other predictive algorithms, including those used in clinical decision support tools;
•
screening, stabilization and transfer of individuals who have emergency medical conditions;
•
restrictions on the provision of medical care, including with respect to reproductive care;
•
licensure, certification and enrollment with government programs;
•
the distribution, maintenance and dispensing of pharmaceuticals and controlled substances;
•
debt collection, limits or prohibitions on balance billing and billing for out of network services;
•
communications with patients and consumers;
•
preparing and filing of cost reports;
•
operating policies and procedures;
•
activities regarding competitors;
•
the addition of facilities and services; and
•
environmental protection.

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

We develop software programs utilizing machine learning/artificial intelligence for use within our network to improve care and may also use similar technologies in other capacities. Jurisdictions worldwide are proposing laws and regulations on the use of artificial intelligence and machine learning applications and tools, particularly on the use of artificial intelligence to facilitate health care, employment, or hiring decisions. For example, in 2023, HHS finalized transparency requirements for artificial intelligence and other predictive algorithms used in certified health information technology, such as decision support interventions. In some cases, software can be considered a medical device under the federal Food, Drug, and Cosmetic Act (“FDCA”). Medical devices are subject to extensive regulation by the Food and Drug Administration (“FDA”) under the FDCA. In September 2022, FDA issued non-binding final guidance that describes the types of clinical decision support software that FDA will regulate as a medical device, potentially including software programs that were not previously treated as medical devices. Application of the new guidance may result in our current and/or future software programs providing clinical decision support being subject to FDA regulation. If FDA determines that any of our software programs are medical devices under the FDCA, the distribution and/or use of those software programs may require premarket approval or clearance, and we may be required to cease distribution and/or use of such programs until we obtain any required premarket approval or clearance, which could adversely affect our operations. Failure to seek FDA approval or clearance or noncompliance with other applicable FDA requirements could adversely affect our business, financial condition or results of operations.

We also operate health care facilities in the United Kingdom and have operations and commercial relationships with companies in other foreign jurisdictions and, as a result, are subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption and anti-bribery laws. The Foreign Corrupt Practices Act regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. In addition, the United Kingdom Bribery Act has wide jurisdiction over certain activities occurring within the United Kingdom.

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal information. Various states, including California, Colorado, Connecticut, Utah and Virginia, have passed privacy laws and regulations that impose restrictive requirements on the use and disclosure of personal information, and many other state and federal privacy laws have been proposed. In many cases, these laws are more restrictive or impose more obligations than, and may not be preempted by, the HIPAA privacy and security regulations, may apply to employees and business contacts in addition to patients, and may be subject to new and varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in order to comply. Failure to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement action and damage to our reputation. In the United Kingdom, we are subject to the UK Data Protection Legislation, which contains stricter privacy restrictions than laws and regulations in the United States and provides for significant fines in the event of violations. These administrative fines are based on a multi-factored approach. Moreover, rules for data transfers outside of the United Kingdom and European Economic Area are subject to increased regulation, and such regulations are frequently subject to further revision and updated regulator guidance, making necessary compliance measures challenging to ascertain and implement with respect to our United Kingdom operations. We expect that there will continue to be new or modified laws, regulations, regulatory guidance and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions, which could impact our operations and cause us to incur substantial costs.

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

We engage in consumer debt collection for HCA-affiliated hospitals and certain non-affiliated hospitals. We also engage in credit reporting for certain non-affiliated hospitals. The federal Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the TCPA restrict the methods that companies may use to contact and seek payment from consumer debtors regarding past due accounts and to report to consumer reporting agencies on the status of those accounts. Many states impose additional limitations or requirements on debt collection and credit reporting practices, and some of those requirements are more stringent than the federal requirements.

Finally, we are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. For example, our health care operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be handled, stored, transported, treated and disposed of in compliance with federal, state and local environmental laws and regulations. Environmental regulations also may apply when we build new facilities or renovate existing facilities. If we are found not to be in compliance with such laws and regulations, we may be liable for significant investigation and clean-up costs or be subject to enforcement actions by governmental authorities or lawsuits by private plaintiffs. Moreover, any changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address climate change) could have a material, adverse effect on our business.

If we fail to comply with these or other applicable laws and regulations, which are subject to change, we could be subject to liabilities, including civil penalties, money damages, lapses in reimbursement, the loss of our licenses to operate one or more facilities, exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs, civil lawsuits and criminal penalties. In addition, different interpretations or enforcement of, or amendments to, these and other laws and regulations in the future could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit, a determination that we have violated these or other laws or a public announcement that we are being investigated for possible violations could result in liability, could result in negative publicity and could adversely affect our business, financial condition, results of operations or prospects.

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

We have been and could become the subject of government investigations, claims and litigation, as well as governmental and commercial payer audits.

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

Government agencies and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations. CMS and state Medicaid agencies contract with RACs and other contractors on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare program, including managed Medicare plans, and the Medicaid programs. RAC denials are appealable; however, in recent years, there have been significant delays in the Medicare appeals process. Although HHS has improved efficiency and effectively eliminated a years-long backlog, we may nevertheless experience delays in appealing RAC payment denials. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

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

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals and health care facilities in the communities we serve provide services similar to those we offer. Trends toward transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms and patient volumes in ways that are difficult to predict. CMS publicizes on its Care Compare website performance data related to quality measures and data on patient satisfaction surveys that hospitals, home health agencies, hospices and various other types of Medicare-certified facilities submit in connection with their Medicare reimbursement. The Care Compare website provides an overall rating that synthesizes various quality measures into a star rating for each hospital, home health agency and hospice. If any of our hospitals or other provider types achieve poor results (or results that are lower than our competitors) on quality measures or on patient satisfaction surveys, our competitive position could be negatively affected. Further, hospitals are required to publish online a list of their standard charges for all items and services, including discounted cash prices and payer-specific and de-identified negotiated charges, and must also publish a consumer-friendly list of standard charges for certain “shoppable” services or, alternatively, maintain an online price estimator tool for the shoppable services. HHS also requires health insurers to publish online charges negotiated with providers for health care services, and health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. The No Surprises Act imposes additional price transparency requirements, including requiring providers to send uninsured or self-pay patients (in advance of the date of the scheduled item or service or upon request) and health plans (prior to the scheduled date of the item or service) of insured patients a good faith estimate of the expected charges and diagnostic codes. HHS is deferring enforcement of certain requirements of the No Surprises Act applicable to providing estimates for insured individuals and providing estimates to uninsured or self-pay patients that do not include expected charges for co-providers or co-facilities. It is not entirely clear how price transparency requirements will affect consumer behavior, our relationships with payers or our ability to set and negotiate prices, but our competitive position could be negatively affected if our standard charges are higher or are perceived to be higher than the charges of our competitors.

The number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased. Many individuals are seeking a broader range of services at outpatient facilities as a result of the growing availability of stand-alone outpatient health care facilities, the increase in payer reimbursement policies that restrict inpatient coverage and the increase in the services that can be provided on an outpatient basis, including high margin services. Consequently, most of our hospitals operate in a highly competitive environment, which may put pressure on our pricing, ability to contract with third-party payers and strategy for volume growth. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Recent consolidations of not-for-profit hospital entities may intensify this competitive pressure. There is also increasing consolidation in the third-party payer industry, including vertical integration efforts among third-party payers and health care providers, and increasing efforts by payers to influence or direct the patient’s choice of provider by the use of narrow networks or other strategies. Health care industry participants are increasingly implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. Other industry participants, such as large employer groups and their affiliates and large retail chains, may intensify competitive pressure and affect the industry in ways that are difficult to predict.

Our hospitals compete with specialty hospitals and with freestanding ASCs and other outpatient providers for market share in certain high margin services and for quality physicians and personnel. If ASCs and other outpatient providers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in operating margin. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Some states that have historically imposed CON or similar prior approval requirements have removed or are considering removing these requirements, which may reduce barriers to entry and increase competition in our service areas. Changes in licensure or other regulations and recognition of new provider types or payment models could also impact our competitive position. If our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain favorable third-party payer contracts at their facilities than our hospitals and other providers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

Any increase in the volume of uninsured patients or deterioration in the collectability of uninsured and patient due accounts could adversely affect our results of operations.

The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary third-party payer has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. At December 31, 2023, estimated implicit price concessions of $7.283 billion had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect. The estimated cost of total uncompensated care was $3.720 billion for 2023, $3.491 billion for 2022 and $3.350 billion for 2021.

Any increase in the volume of uninsured patients or deterioration in the collectability of uninsured and self-pay accounts receivable could adversely affect our cash flows and results of operations. Our facilities may experience growth in total uncompensated care as a result of a number of factors, including conditions impacting the overall economy and unemployment levels. In addition, federal and state legislatures have in recent years considered or passed various proposals impacting the size of the uninsured or underinsured population. For example, under early COVID-19-related legislation, states that maintained continuous Medicaid enrollment were eligible for a temporary increase in federal funds for state Medicaid expenditures. The resumption of redeterminations for Medicaid enrollees in 2023 resulted in significant coverage disruptions and dis-enrollments of Medicaid enrollees, and Medicaid enrollment is generally expected to continue to decline through mid-year 2024. It is difficult to predict what, if any, and when legislative and regulatory changes may be made in the future.

We provide uninsured discounts and charity care for individuals, including for those residing in states that choose not to implement the Medicaid expansion or that modify the terms of the program, for undocumented aliens who are not permitted to enroll in an Exchange plan or government health care programs and for certain others who may not have insurance. Some patients may choose to enroll in lower cost Medicaid plans or other health insurance plans with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of health plan structures that shift greater payment responsibility for care to individuals through greater exclusions and copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. For example, the No Surprises Act requires providers to send uninsured and self-pay patients a good faith estimate of expected charges for items and services. The estimate must cover items and services that are reasonably expected to be provided together with the primary item or services, including those that may be provided by other providers. If the uninsured or self-pay patient receives a bill that exceeds the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400) or the provider furnishes an item or service that was not included in the good faith estimate, they may initiate a patient-provider dispute resolution process established by regulation.

If our volume of patients with private health insurance coverage declines or we are unable to retain and negotiate favorable contracts with private third-party payers, including managed care plans, our revenues may be adversely affected.

Broad economic factors, including inflationary pressures, supply chain disruptions, labor shortages, recessions, increased unemployment and underemployment rates and reduced consumer spending and confidence, the continued shift of care to an outpatient setting and the aging population may impact our revenue mix. Private third-party payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid or other government health care programs. Reimbursement rates are set forth by contract when our facilities are in-network, and payers utilize plan structures to encourage or require the use of in-network providers. Revenues derived from private third-party payers (domestic only) accounted for 49.0%, 48.3% and 51.6% of our revenues for 2023, 2022 and 2021, respectively. Our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects the revenues and operating results of our facilities.

Private third-party payers, including managed care plans and payers participating in the Exchanges, continue to demand discounted fee structures, and the ongoing trend toward consolidation among payers tends to increase their bargaining power over fee structures. Payers may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices, impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier or otherwise shift greater financial responsibility for care to individuals. Legislative and regulatory initiatives may accelerate or otherwise impact these trends.

Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care plans to contract with us. In addition to increasing negotiating leverage of private third-party payers, alignment efforts between third-party payers and health care providers may result in other competitive advantages, such as greater access to performance and pricing data. Our future success will depend, in part, on our ability to retain and renew our third-party payer contracts and enter into new contracts on terms favorable to us, which may be impacted by price transparency initiatives. For example, the No Surprises Act requires providers to send health plans of insured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. Further, hospitals are required to publish online payer-specific negotiated charges and de-identified minimum and maximum charges. In addition, health insurers are required to provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. Cost-reduction strategies by large employer groups and their affiliates, such as directly contracting with a limited number of providers, may also limit our ability to negotiate favorable terms in our contracts and otherwise intensify competitive pressure. It is not clear what impact, if any, these and future health reform efforts will have on our ability to negotiate reimbursement increases and participate in third-party payer networks on favorable terms. If we are unable to retain and negotiate favorable contracts with third-party payers or experience reductions in payment increases or amounts received from third-party payers, our revenues may be reduced.

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

Changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services may reduce our revenues.

Volume, admission and case-mix trends may be impacted by factors beyond our control, such as changes in volume of certain high acuity services, variations in the prevalence and severity of outbreaks of influenza and other illnesses, such as COVID-19, and medical conditions, seasonal and severe weather conditions, changes in treatment regimens and medical technology and other advances. Further, trends in physician treatment protocols and health plan design, such as health plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies or result in patients seeking care from other providers. Additionally, our operations may be impacted by expansion of in-home acute care models, and our inpatient volumes may decline if various inpatient hospital procedures become eligible for reimbursement by Medicare when performed in outpatient settings. These and other factors beyond our control may reduce the demand for services we offer and decrease the reimbursement that we receive, which could have a material, adverse effect on our business, financial position and results of operations.

Third-party payer controls designed to reduce costs and other payer practices intended to decrease inpatient services, surgical procedure volumes or reimbursement for services rendered may reduce our revenues.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and private third-party payers designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to increasingly affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third-party payers, and may involve prior authorization requirements. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by third-party payers’ preadmission authorization requirements, coverage restrictions, utilization review and by pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Cost control efforts have resulted in an increase in reimbursement denials and delays by governmental and commercial payers, which may increase costs and administrative burden for providers and decrease the reimbursement we receive. Efforts to impose more stringent cost controls are expected to continue and may have a material, adverse effect on our business, financial condition and results of operations.

We may encounter difficulty acquiring hospitals and other health care businesses, encounter challenges integrating the operations of acquired hospitals and other health care businesses and/or become liable for unknown or contingent liabilities as a result of acquisitions.

A component of our business strategy is acquiring hospitals and other health care businesses. We may encounter difficulty acquiring new facilities or other businesses due to a lack of attractive opportunities or as a result of competition from other purchasers that may be willing to pay purchase prices that are higher than we believe are reasonable. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the DOJ, including with respect to hospital and physician practice acquisitions. Some states require CONs in order to acquire a hospital or other facility, or to expand facilities or services. In addition, the acquisition of health care facilities often involves licensure approvals or reviews and complex change of ownership processes for Medicare and other payers. Further, many states have laws that restrict the conversion or sale of not-for-profit hospitals to for-profit entities. These laws may require prior approval from the state attorney general, advance notification of the attorney general or other regulators and community involvement. Attorneys general in states without specific requirements may exercise broad discretionary authority over transactions involving the sale of not-for-profits under their general obligations to protect the use of charitable assets. These legislative and administrative efforts often focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller and may include consideration of commitments for capital improvements and charity care by the purchaser. Similarly, some states require disclosures by certain health care entities, including hospitals and physician practices, to state attorneys general or other designated entities in advance of sales or other transactions. Also, the increasingly challenging regulatory and enforcement environment may negatively impact our ability to acquire health care businesses if they are found to have material unresolved compliance issues, such as repayment obligations. Resolving compliance issues as well as completion of oversight, review or approval processes could seriously delay or even prevent our ability to acquire hospitals or other businesses and increase our acquisition costs.

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

We operated 186 hospitals at December 31, 2023, and 96 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented 51% of our consolidated revenues for the year ended December 31, 2023. This geographic concentration makes us particularly sensitive to regulatory, economic, public health, environmental and competitive conditions in those states. Any material change in the current payment programs or regulatory, economic, public health, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

Our business and operations are subject to risks related to climate change.

Global climate change presents both immediate and long-term physical risks (such as potential increases in the intensity or frequency of hurricanes, extreme weather conditions or other natural disasters) and risks associated with the transition to a low-carbon economy (such as regulatory or technology changes). These changes could result in, for example, temporary declines in the number of patients seeking our services, closures of our hospitals and related facilities, supply chain disruptions, increased costs of products, commodities and energy (including utilities) and disruptions in our information systems, which in turn could negatively impact our business and results of operations. In addition, our hospitals and other facilities in Florida, Texas and other coastal states are located in regions that may be impacted by hurricanes. In the past, hurricanes have had a disruptive effect on the operations of our hospitals and other facilities in Florida, Texas and other coastal states and the patient populations in those states. Global climate change could also increase the intensity or frequency of hurricanes, extreme weather conditions or other natural disasters. Our business activities could be harmed by a particularly active hurricane season or even a single storm. We face the risk of losses incurred as a result of physical damage to our hospitals and related facilities and business interruptions caused by such events. We maintain property insurance coverage for claims in excess of deductibles and self-insured retention levels generally at $110 million per occurrence to address the impact of physical damage to our facilities and for business interruption losses. However, such insurance coverage may be insufficient to cover our losses in excess of what we self-insure, and we may experience a material, adverse effect on our results of operations that is not recoverable through our insurance policies. Additionally, if we experience a significant increase in climate-related events that result in material losses we may be unable to obtain similar levels of property insurance coverage in the future.

In addition, changes in consumer preferences and additional legislation and regulatory requirements, including those associated with the transition to a low-carbon economy, may increase costs associated with compliance, the operation of our facilities and supplies. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may adversely impact us through increased compliance costs for us and our suppliers and vendors. Our response to climate change, our climate change strategies, policies, objectives, commitments and disclosure, our ability to achieve our climate-related objectives and commitments (which are subject to risks and uncertainties, many of which are outside of our control) and/or any perception that our response is ineffective or inefficient, or conversely, not in the best interests of the Company could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence.

We may be adversely affected if we are not able to achieve our environmental, social and governance (“ESG”) objectives or otherwise meet the expectations of our stakeholders with respect to ESG matters.

We strive to deliver shared value through our business, and our diverse stakeholders expect us to make significant progress with respect to certain ESG-related matters. From time to time, we announce certain aspirations and objectives relevant to our priority ESG matters. We periodically publish information about our ESG priorities, strategies, objectives and progress on our corporate website and update our ESG reporting. For example, we publish our Annual Sustainability Report, which has information about our climate-related objectives and initiatives and progress made during the prior year. Achievement of these aspirations, plans and objectives is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may not achieve, or be perceived to have not achieved, our ESG objectives or that certain of our stakeholders might not be satisfied or agree with our efforts, which could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence.

Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current objectives, reported progress in achieving such objectives, or ability to achieve such objectives in the future. A delay or inability to meet our objectives and aspirations, comply with international, federal or state ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could adversely affect public perception of our business, employee morale or patient or shareholder support; necessitate the expenditure of additional corporate resources; result in substantial costs and expenses; give rise to legal or regulatory proceedings against the Company and negatively impact our financial condition and results of operations. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, including the Annual Sustainability Report, which is not incorporated by reference into and does not form any part of this Annual Report on Form 10-K or our other filings with the SEC.

The industry trend toward value-based purchasing may negatively impact our revenues.

There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. For example, Medicare requires hospitals, ASCs, home health agencies, hospices and other providers to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”), and federal law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. The 25% of hospitals with the worst risk-adjusted HAC scores in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments in the applicable federal fiscal year.

Hospitals with excess readmission rates for conditions designated by CMS receive a reduction in their inpatient PPS operating Medicare payments for all Medicare inpatient discharges in the federal fiscal year, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments.

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

In the post-acute care space, home health agencies participate in the nationwide HHVBP Model. Under the model, home health agencies receive increases or reductions to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year affects Medicare payments two years later.

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

Risks related to macroeconomic conditions:

Our overall business results may suffer during periods of general economic weakness or recessions.

Our business is impacted by economic conditions in the United States, including periods of significant inflation, higher interest rates or economic weakness or recessions. Also, budget deficits at the federal level and within some state and local government entities have had a negative impact on spending and may continue to negatively impact spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant third-party payer sources for our hospitals. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging of the U.S. population will continue to place pressure on government health care programs, and it is possible that future deficit reduction legislation will mandate additional Medicare spending reductions. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible receivables. Further, inflationary pressures may increase operating expenses faster than reflected in updates to the reimbursement systems of governmental and private payers. General economic conditions, including inflation, when worsening or remaining volatile for an extended period of time, have and could continue to have, a negative impact on our results of operations, liquidity, ability to repay our outstanding debt and trading price of our common stock. These factors may affect the availability, terms or timing on which we may obtain any additional funding and our ability to access our cash. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

We are exposed to market risk related to changes in the market values of securities and interest rates.

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were $564 million at December 31, 2023. These investments are carried at fair value, with changes in unrealized gains and losses related to factors other than credit loss allowances being recorded as adjustments to other comprehensive income. At December 31, 2023, we had net unrealized losses of $28 million on the insurance subsidiaries’ investment securities.

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

The Company declares a regular quarterly cash dividend under our cash dividend program. During 2023, the Board of Directors declared four quarterly dividends of $0.60 per share, or $2.40 per share in the aggregate, on our common stock. On January 29, 2024, our Board of Directors declared a quarterly dividend of $0.66 per share on our common stock payable on March 29, 2024 to stockholders of record at the close of business on March 15, 2024.

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

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and certain other investors. Through their investment in Hercules Holding II and other holdings, certain of the Frist-affiliated investors continue to hold a significant interest in our outstanding common stock (approximately 26% as of January 31, 2024). In addition, pursuant to a shareholders agreement we entered into with Hercules Holding II and the Frist-affiliated investors, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors or any transaction that requires stockholder approval.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Management is responsible for the day-to-day handling of risks facing our Company, while the Board of Directors, as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated certain risk management responsibilities with respect to cybersecurity to our Audit and Compliance Committee.

The Audit and Compliance Committee periodically reviews our data security programs, including cybersecurity, and reviews our programs and plans that management has established to monitor compliance with data security compliance programs and test preparedness. The Audit and Compliance Committee also receives reports regarding risks associated with our data security programs and management’s plans for monitoring and testing compliance with data security regulations.

The Audit and Compliance Committee meetings take place on a quarterly basis and include a report from our Chief Security Officer ("CSO") regarding our security programs, including (i) the status on activities under way to support our security strategy, (ii) an overview of the current threat landscape, including emerging threats and trends that may affect us, (iii) key performance measures of security operations, and (iv) general security program needs. The security program includes cybersecurity, privacy, physical security and information security risk management. Our senior security leadership team has an average of 20 years of data security experience, and each member has served in multiple roles within our security programs.

We seek to leverage a comprehensive risk management program that encompasses a structured approach to assess, identify, and manage cyber and information security risks. The internal processes for these activities are evaluated for alignment with our objectives and overall risk tolerance. This approach is consistent with our overall risk management efforts. The CSO participates with other senior officers, including the Chief Executive Officer, Chief Information Officer, Chief Financial Officer, Chief Legal Officer, Chief Ethics and Compliance Officer and others on our risk management committee, which develops and coordinates enterprise cybersecurity policy and strategy, and provides guidance to senior management.

We utilize cross-functional teams and risk assessment tools and technologies to identify potential cyber and information security threats and risks. These teams include representatives from various departments within our Company to promote a holistic view of the organization’s cyber and information security risk landscape and to facilitate communication. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity and availability of our data and the systems and devices that store and transmit such data. We also seek to embed security measures into software and system development processes and to use current security technologies. In addition, we engage third parties to actively monitor potential threats as well as our security defenses. The risk landscape is assessed to determine the likelihood and potential impact of identified risks. This assessment involves a combination of qualitative and quantitative analyses to help prioritize identified risks and determine the appropriate risk treatment. The effectiveness of the cyber and information security program is tested through a combination of internal and external assessments. Updates are provided to senior management and the Audit and Compliance Committee for informed decision-making and are integrated into our broader enterprise risk management processes.

We also seek to oversee and identify potential cyber and information security threats and risks relating to suppliers and third-party service providers. These efforts may include due diligence to assess the party’s cybersecurity practices, controls, and compliance with relevant statutes and regulations; the use of contractual agreements that outline certain cybersecurity requirements; and using outside services to perform ongoing monitoring of select suppliers and third-party service providers. We may also collaborate with third-party suppliers to develop and align incident response plans.

No risks from cybersecurity threats or previous cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

Item 2. Properties

The following table lists, by state, the number of hospitals (general, acute care, behavioral and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2023:

State	Hospitals	Beds
Alaska	1	250
California	5	1,895
Colorado	7	2,494
Florida	46	13,142
Georgia	5	1,543
Idaho	2	454
Indiana	1	278
Kansas	4	1,432
Kentucky	2	384
Louisiana	1	380
Missouri	5	1,080
Nevada	3	1,524
New Hampshire	3	432
North Carolina	7	1,219
South Carolina	4	1,024
Tennessee	14	2,752
Texas	50	14,025
Utah	8	1,057
Virginia	11	3,335

International
England	7	888
	186	49,588

In addition to the hospitals listed in the above table, we directly or indirectly operate 124 freestanding surgery centers and 24 freestanding endoscopy centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Twelve of our general, acute care hospitals and five of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility.

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

In addition, the following matter is being disclosed pursuant to Item 103 of Regulation S-K because it relates to environmental regulations and the Company believes monetary sanctions could exceed $300,000.

In December 2023, an affiliate of the Company was notified of an investigation conducted by District Attorneys in four counties in California regarding the waste disposal practices of the Company’s California facilities and alleging violations of certain state environmental and other laws. The Company is responding to requests for information from the District Attorneys and is assessing the allegations and underlying facts. Based on the information known at this time, the Company does not believe this matter will materially impact the Company.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During January 2022, January 2023 and January 2024, our Board of Directors authorized share repurchase programs for up to $8 billion, $3 billion and $6 billion, respectively, of the Company’s outstanding common stock. The January 2022 authorization was completed during 2023, and at December 31, 2023, there was $775 million of share repurchase authorization that remained available under the January 2023 authorization. All repurchases made during the fourth quarter of 2023, as detailed below, were made pursuant to the January 2023 share repurchase authorization and were made in the open market.

The following table provides certain information with respect to our repurchases of common stock from October 1, 2023 through December 31, 2023 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2023	1,474,715	$244.12	1,474,715	$1,325
November 2023	904,304	$243.29	904,304	$1,105
December 2023	1,268,054	$260.25	1,268,054	$775
Total for Fourth Quarter 2023	3,647,073	$249.52	3,647,073

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). During 2023, our Board of Directors declared four quarterly dividends of $0.60 per share, or $2.40 per share in the aggregate, on our common stock. On January 29, 2024, our Board of Directors declared a quarterly dividend of $0.66 per share on our common stock payable on March 29, 2024 to stockholders of record at the close of business on March 15, 2024. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements. At the close of business on February 1, 2024, there were approximately 420 holders of record of our common stock.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among HCA Healthcare, Inc., the S&P 500 Index and the S&P Health Care Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
HCA Healthcare, Inc.	$100.00	$120.25	$134.25	$211.56	$199.61	$227.19
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Health Care	100.00	120.82	137.07	172.89	169.51	172.99

The graph shows the cumulative total return to our stockholders for the five-year period ended December 31, 2023, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2018 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures that contain “forward-looking statements,” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry); changes in revenues due to declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions (including as a result of geopolitical disruptions); and the impact of potential federal government shutdowns, (2) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including, but not limited to, proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 as a result of the federal budget deficit impact of the American Rescue Plan Act of 2021, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, attain expected levels of patient volumes and revenues, and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or SDPs that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, including but not limited to developments related to COVID-19, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of actual and potential cybersecurity incidents or security breaches, including the data security incident disclosed in July 2023, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (23) the impact of natural

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements (continued)

disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, (24) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, (25) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, and (26) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

2023 Operations Summary

Net income attributable to HCA Healthcare, Inc. totaled $5.242 billion, or $18.97 per diluted share, for 2023, compared to $5.643 billion, or $19.15 per diluted share, for 2022. The 2023 results include losses on sales of facilities of $5 million, or $0.04 per diluted share. The 2022 results include gains on sales of facilities of $1.301 billion, or $2.46 per diluted share, and losses on retirement of debt of $78 million, or $0.20 per diluted share. Our provisions for income taxes for 2023 and 2022 include tax benefits of $93 million, or $0.34 per diluted share, and $77 million, or $0.26 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 276.412 million shares and 294.666 million shares for the years ended December 31, 2023 and 2022, respectively. During 2023 and 2022, we repurchased 14.465 million and 30.747 million shares, respectively, of our common stock.

Revenues increased to $64.968 billion for 2023 from $60.233 billion for 2022. Revenues increased 7.9% and 7.6%, respectively, on a consolidated basis and on a same facility basis for 2023, compared to 2022. The consolidated revenues increase can be primarily attributed to the combined impact of a 4.9% increase in equivalent admissions and a 2.8% increase in revenue per equivalent admission. The same facility revenues increase resulted primarily from the combined impact of a 4.8% increase in equivalent admissions and a 2.7% increase in revenue per equivalent admission.

During 2023, consolidated admissions increased 2.7% and same facility admissions increased 3.3%, compared to 2022. Inpatient surgical volumes increased 1.3% on a consolidated basis and increased 2.0% on a same facility basis during 2023, compared to 2022. Outpatient surgical volumes increased 2.1% on a consolidated basis and increased 2.5% on a same facility basis during 2023, compared to 2022. Emergency room visits increased 4.1% on a consolidated basis and increased 4.7% on a same facility basis during 2023, compared to 2022.

The estimated cost of total uncompensated care increased $229 million for 2023, compared to 2022. Consolidated and same facility uninsured admissions each declined 0.4%, and consolidated and same facility uninsured emergency room visits increased 4.0% and 4.4%, respectively, for 2023, compared to 2022.

Interest expense totaled $1.938 billion for 2023, compared to $1.741 billion for 2022. The $197 million increase in interest expense for 2023 was primarily due to an increase in the average effective interest rate.

Cash flows from operating activities increased $909 million, from $8.522 billion for 2022 to $9.431 billion for 2023. The increase in cash flows from operating activities was related primarily to a positive change in working capital items of $695 million, mainly from an increase in accounts payable and accrued expenses, and an increase in net income of $275 million, excluding losses and gains on sales of facilities and losses on retirement of debt.

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

Continue to Utilize Economies of Scale to Grow the Company. We believe there is significant opportunity to continue to grow our company by fully utilizing the scale and scope of our organization. We continue to invest in initiatives such as care navigators, clinical data exchange and centralized patient transfer operations, which will enable us to improve coordination of care and patient retention across our markets. We believe our centrally managed business processes and ability to leverage cost-saving practices across our extensive network will enable us to continue to manage costs effectively. We continue to invest in our shared service platforms to deploy key components of our support infrastructure, including revenue cycle management, health care group purchasing, supply chain management and staffing functions.

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

Our strategy also emphasizes investments that seek to advance our clinical systems and digital capabilities, transform care models with innovative care solutions, expand our workforce development programs and enhance our health care networks and partnerships.

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

Patients treated at hospitals for non-elective care who have income at or below 400% of the federal poverty level are eligible for charity care, and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. Patients treated at hospitals for non-elective care who have income above 400% of the federal poverty level are eligible for certain other discounts which limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. We apply additional discounts to limit patient responsibility for certain emergency services. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. We may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Revenues (continued)

To quantify the total impact of and trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2023	2022	2021
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$55,341	$51,180	$49,074
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.5%	11.0%	11.3%
Total uncompensated care	$35,426	$31,734	$29,642
Multiply by the cost-to-charges ratio	10.5%	11.0%	11.3%
Estimated cost of total uncompensated care	$3,720	$3,491	$3,350

Management expects a continuation of the challenges related to collection of patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, increases in patient responsibility amounts under certain health care coverages, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence, subject, in most cases, to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We purchase excess insurance on an occurrence reported basis for losses in excess of amounts insured by our insurance subsidiary. Provisions for losses related to professional liability risks were $619 million, $517 million and $453 million for the years ended December 31, 2023, 2022 and 2021, respectively. We recorded an increase to the provision for professional liability risks of $40 million during 2023 and reductions to the provision for professional liability risks of $55 million and $87 million for 2022 and 2021, respectively, due to the receipt of updated actuarial information.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Claims (continued)

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.863 billion to $2.230 billion at December 31, 2023 and $1.802 billion to $2.159 billion at December 31, 2022. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $31 million or reduce the reserve estimate by $30 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $137 million or reduce the reserve estimate by $126 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,100 and 2,000 individual claims at December 31, 2023 and 2022, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $2.089 billion and $2.043 billion at December 31, 2023 and 2022, respectively. The current portion of these reserves, $532 million and $515 million at December 31, 2023 and 2022, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $42 million and $60 million receivable under reinsurance and excess insurance contracts at December 31, 2023 and 2022, respectively) were $2.047 billion and $1.983 billion at December 31, 2023 and 2022, respectively. The estimated total net reserves for professional liability risks at December 31, 2023 and 2022 are comprised of $947 million and $793 million, respectively, of case reserves for known claims and $1.100 billion and $1.190 billion, respectively, of reserves for incurred but not reported claims.

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2023	2022	2021
Net reserves for professional liability claims, January 1	$1,983	$1,967	$1,924

Provision for current year claims	573	538	530
Unfavorable (favorable) development related to prior years’ claims	46	(21)	(77)
Total provision	619	517	453

Payments for current year claims	13	4	5
Payments for prior years’ claims	537	493	379
Total claim payments	550	497	384

Effect of new retroactive reinsurance contracts	(5)	(4)	(26)
Net reserves for professional liability claims, December 31	$2,047	$1,983	$1,967

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

Revenues increased 7.9% to $64.968 billion for 2023 from $60.233 billion for 2022 and increased 2.5% for 2022 from $58.752 billion for 2021. The increase in revenues in 2023 can be primarily attributed to the combined impact of a 4.9% increase in equivalent admissions and a 2.8% increase in revenue per equivalent admission compared to the prior year. The increase in revenues in 2022 can be primarily attributed to the combined impact of a 2.1% increase in equivalent admissions and a 0.4% increase in revenue per equivalent admission compared to the prior year.

Same facility revenues increased 7.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022 and increased 3.2% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The 7.6% increase for 2023 can be primarily attributed to the combined impact of a 4.8% increase in equivalent admissions and a 2.7% increase in revenue per equivalent admission. The 3.2% increase for 2022 can be primarily attributed to the net impact of a 3.3% increase in equivalent admissions and a 0.1% decline in revenue per equivalent admission.

Consolidated admissions increased 2.7% during 2023 compared to 2022 and declined 0.7% during 2022 compared to 2021. Consolidated surgeries increased 1.8% during 2023 compared to 2022 and increased 1.0% during 2022 compared to 2021. Consolidated emergency room visits increased 4.1% during 2023 compared to 2022 and increased 5.9% during 2022 compared to 2021.

Same facility admissions increased 3.3% during 2023 compared to 2022 and increased 0.5% during 2022 compared to 2021. Same facility surgeries increased 2.3% during 2023 compared to 2022 and increased 1.5% during 2022 compared to 2021. Same facility emergency room visits increased 4.7% during 2023 compared to 2022 and increased 7.6% during 2022 compared to 2021.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Same facility uninsured emergency room visits increased 4.4% and same facility uninsured admissions declined 0.4% during 2023 compared to 2022. Same facility uninsured emergency room visits increased 6.6% and same facility uninsured admissions declined 4.6% during 2022 compared to 2021.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the years ended December 31, 2023, 2022 and 2021 are set forth below.

	Years Ended December 31,
	2023	2022	2021
Medicare	21%	22%	23%
Managed Medicare	25	23	21
Medicaid	4	4	5
Managed Medicaid	13	14	13
Managed care and insurers	30	30	31
Uninsured	7	7	7
	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, and managed care and insurers for the years ended December 31, 2023, 2022 and 2021 are set forth below.

	Years Ended December 31,
	2023	2022	2021
Medicare	22%	23%	23%
Managed Medicare	18	17	16
Medicaid	9	7	6
Managed Medicaid	6	8	6
Managed care and insurers	45	45	49
	100%	100%	100%

At December 31, 2023, we owned and operated 46 hospitals and 29 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $15.004 billion, $13.763 billion and $13.593 billion for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, we owned and operated 50 hospitals and 39 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $17.871 billion, $16.472 billion and $15.356 billion for the years ended December 31, 2023, 2022 and 2021, respectively. During 2023, 2022 and 2021, 58%, 58% and 56%, respectively, of our admissions and 51%, 50% and 49%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 73%, 74% and 72%, respectively, of our uninsured admissions during 2023, 2022 and 2021.

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

Operating Results Summary

The following are comparative summaries of operating results and certain operating data for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

	2023		2022		2021
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues	$64,968	100.0	$60,233	100.0	$58,752	100.0

Salaries and benefits	29,487	45.4	27,685	46.0	26,779	45.6
Supplies	9,902	15.2	9,371	15.6	9,481	16.1
Other operating expenses	12,875	19.8	11,155	18.5	9,961	17.0
Equity in earnings of affiliates	(22)	—	(45)	(0.1)	(113)	(0.2)
Depreciation and amortization	3,077	4.7	2,969	5.0	2,853	4.9
Interest expense	1,938	3.0	1,741	2.9	1,566	2.7
Losses (gains) on sales of facilities	5	—	(1,301)	(2.2)	(1,620)	(2.8)
Losses on retirement of debt	—	—	78	0.1	12	—
	57,262	88.1	51,653	85.8	48,919	83.3
Income before income taxes	7,706	11.9	8,580	14.2	9,833	16.7
Provision for income taxes	1,615	2.5	1,746	2.9	2,112	3.6
Net income	6,091	9.4	6,834	11.3	7,721	13.1
Net income attributable to noncontrolling interests	849	1.3	1,191	1.9	765	1.3
Net income attributable to HCA Healthcare, Inc.	$5,242	8.1	$5,643	9.4	$6,956	11.8

% changes from prior year:
Revenues	7.9%		2.5%		14.0%
Income before income taxes	(10.2)		(12.7)		81.1
Net income attributable to HCA Healthcare, Inc.	(7.1)		(18.9)		85.3
Admissions(a)	2.7		(0.7)		4.0
Equivalent admissions(b)	4.9		2.1		6.8
Revenue per equivalent admission	2.8		0.4		6.8
Same facility % changes from prior year(c):
Revenues	7.6		3.2		14.4
Admissions(a)	3.3		0.5		4.8
Equivalent admissions(b)	4.8		3.3		7.6
Revenue per equivalent admission	2.7		(0.1)		6.3

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

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Operating Data:

	2023	2022	2021
Number of hospitals at end of period	186	182	182
Number of freestanding outpatient surgical centers at end of period(a)	124	126	125
Number of licensed beds at end of period(b)	49,588	49,281	48,803
Weighted average beds in service(c)	41,873	41,982	42,148
Admissions(d)	2,130,728	2,075,459	2,089,975
Equivalent admissions(e)	3,788,434	3,611,299	3,536,238
Average length of stay (days)(f)	4.9	5.1	5.2
Average daily census(g)	28,721	28,778	29,752
Occupancy(h)	72%	72%	74%
Emergency room visits(i)	9,342,783	8,971,951	8,475,345
Outpatient surgeries(j)	1,044,415	1,023,239	1,008,236
Inpatient surgeries(k)	528,845	522,151	522,069
Days revenues in accounts receivable(l)	53	53	49
Outpatient revenues as a % of patient revenues(m)	38%	38%	37%
(a)
Excludes freestanding endoscopy centers (24 at December 31, 2023 and 21 at December 31, 2022 and 2021).
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

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Years Ended December 31, 2023 and 2022

Net income attributable to HCA Healthcare, Inc. totaled $5.242 billion, or $18.97 per diluted share, for 2023, compared to $5.643 billion, or $19.15 per diluted share, for 2022. The 2023 results include losses on sales of facilities of $5 million, or $0.04 per diluted share. The 2022 results include gains on sales of facilities of $1.301 billion, or $2.46 per diluted share, and losses on retirement of debt of $78 million, or $0.20 per diluted share. Our provisions for income taxes for 2023 and 2022 include tax benefits of $93 million, or $0.34 per diluted share, and $77 million, or $0.26 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 276.412 million shares and 294.666 million shares for the years ended December 31, 2023 and 2022, respectively. During 2023 and 2022, we repurchased 14.465 million and 30.747 million shares, respectively, of our common stock.

During 2023, consolidated admissions increased 2.7% and same facility admissions increased 3.3% compared to 2022. Consolidated inpatient surgeries increased 1.3% and same facility inpatient surgeries increased 2.0% during 2023 compared to 2022. Emergency room visits increased 4.1% on a consolidated basis and increased 4.7% on a same facility basis during 2023 compared to 2022.

Revenues increased 7.9% to $64.968 billion for 2023 from $60.233 billion for 2022. The increase in revenues was due primarily to the combined impact of a 4.9% increase in equivalent admissions and a 2.8% increase in revenue per equivalent admission compared to 2022. Same facility revenues increased 7.6% due primarily to the combined impact of a 4.8% increase in equivalent admissions and a 2.7% increase in revenue per equivalent admission compared to 2022.

Salaries and benefits, as a percentage of revenues, were 45.4% in 2023 and 46.0% in 2022. Salaries and benefits per equivalent admission increased 1.5% in 2023 compared to 2022. Same facility salaries and benefits per full time equivalent increased 1.7% for 2023 compared to 2022. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. While these costs have declined compared to the prior year period, future costs may be affected by labor market conditions and other factors. Share-based compensation expense was $262 million in 2023 and $341 million in 2022.

Supplies, as a percentage of revenues, were 15.2% in 2023 and 15.6% in 2022. Supply costs per equivalent admission increased 0.7% in 2023 compared to 2022. Supply costs per equivalent admission increased 3.1% for medical devices and 0.6% for general medical and surgical items, but declined 6.4% for pharmacy supplies in 2023 compared to 2022. The decline in pharmacy supplies is primarily related to lower application of certain COVID-19 therapies, combined with increased utilization of generic drugs during 2023 compared to 2022.

Other operating expenses, as a percentage of revenues, were 19.8% in 2023 and 18.5% in 2022. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 1.3% increase in other operating expenses, as a percentage of revenues for 2023 compared to 2022, was primarily related to increased costs for state provider fees in certain states, professional fees and insurance. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in 2024. Provisions for losses related to professional liability risks were $619 million and $517 million for 2023 and 2022, respectively. We recorded an increase of $40 million, or $0.11 per diluted share, during 2023 and a reduction of $55 million, or $0.14 per diluted share, during 2022 to our provision for professional liability risks related to the receipt of updated actuarial information.

Equity in earnings of affiliates was $22 million for 2023 and $45 million for 2022. The decline of $23 million is primarily related to the operations of a hospital-based physician staffing joint venture.

Depreciation and amortization, as a percentage of revenues, were 4.7% in 2023 and 5.0% in 2022. Depreciation expense was $3.052 billion for 2023 and $2.941 billion for 2022. The increase of $111 million in depreciation expense relates primarily to capital expenditures at our existing facilities.

Interest expense increased to $1.938 billion for 2023 from $1.741 billion for 2022. The $197 million increase in interest expense was primarily due to an increase in the average effective interest rate. The average effective interest rate for our long-term debt was 5.0% for 2023 and 4.7% for 2022. Our average debt balance was $38.790 billion for 2023 compared to $37.363 billion for 2022.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Years Ended December 31, 2023 and 2022 (continued)

Losses on sales of facilities were $5 million for 2023 and gains on sales of facilities were $1.301 billion for 2022. The gains on sales of facilities for 2022 were primarily related to the sales of controlling interests in a subsidiary of our group purchasing organization and subsidiaries of our research entities.

During 2022, we issued $6.000 billion aggregate principal amount of senior notes and used a portion of the net proceeds to pay down our revolving credit facilities, and we redeemed all $1.250 billion outstanding aggregate principal amount of our 4.75% senior notes due 2023 and all $1.250 billion outstanding aggregate principal amount of our 5.875% senior notes due 2023. The aggregate pretax loss on retirement of debt for these two redemptions was $78 million.

The effective income tax rate was 23.6% for both 2023 and 2022. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests declined from $1.191 billion for 2022 to $849 million for 2023. The decline in net income attributable to noncontrolling interests related primarily to the gain on the sale of a controlling interest in a subsidiary of our group purchasing organization in 2022.

For results of operations comparisons relating to years ending December 31, 2022 and 2021, refer to our annual report on Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2023.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions of hospitals and health care entities, repurchases of our common stock, dividends to stockholders and distributions to noncontrolling interests. Our primary cash sources are from operating activities, issuances of debt securities and sales of hospitals and health care entities.

Cash provided by operating activities totaled $9.431 billion in 2023 compared to $8.522 billion in 2022 and $8.959 billion in 2021. The $909 million increase in cash provided by operating activities for 2023, compared to 2022, was related primarily to a positive change in working capital items of $695 million, mainly from an increase in accounts payable and accrued expenses, and an increase in net income of $275 million, excluding losses and gains on sales of facilities and losses on retirement of debt. The $437 million decline in cash provided by operating activities for 2022, compared to 2021, was related primarily to a negative change in working capital items of $649 million, mainly from a decline in accounts payable and accrued expenses, and a decline in net income of $687 million, excluding gains on sales of facilities and losses on retirement of debt, offset by a decline in cash payments for interest and income taxes of $847 million for 2022 compared to 2021. Cash payments for interest and income taxes increased $441 million for 2023 compared to 2022. Working capital totaled $2.272 billion at December 31, 2023 and $3.741 billion at December 31, 2022. The decline in working capital in the current period is primarily due to the $2.054 billion increase in long-term debt due within one year in the current period.

Cash used in investing activities was $5.317 billion, $3.389 billion and $2.643 billion in 2023, 2022 and 2021, respectively. Excluding acquisitions, capital expenditures were $4.744 billion in 2023, $4.395 billion in 2022 and $3.577 billion in 2021. Planned capital expenditures are expected to approximate between $5.1 billion and $5.3 billion in 2024. At December 31, 2023, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $4.1 billion. We expect to fund capital expenditures with internally generated and borrowed funds. We expended $635 million, $224 million and $1.105 billion for acquisitions of hospitals and health care entities during 2023, 2022 and 2021, respectively. Cash flows from sales of hospitals and health care entities declined from $2.160 billion for 2021 (primarily related to the proceeds from our sales of five hospitals in Georgia and other health care entity investments) to $1.237 billion of net proceeds for 2022 (primarily related to proceeds from our sales of other health care entities) and were $193 million for 2023.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities totaled $4.094 billion in 2023, $5.656 billion in 2022 and $6.655 billion in 2021. During 2023, we had a net increase of $1.295 billion in our indebtedness, paid dividends of $661 million and paid $3.811 billion for repurchases of common stock. During 2022, we had a net increase of $3.287 billion in our indebtedness, paid dividends of $653 million and paid $7.000 billion for repurchases of common stock. During 2021, we had a net increase of $3.255 billion in our indebtedness, paid dividends of $624 million and paid $8.215 billion for repurchases of common stock. During 2023, 2022 and 2021, we made distributions to noncontrolling interests of $640 million, $1.025 billion and $749 million, respectively. The increase in distributions in 2022 was related to the sale of a controlling interest in a subsidiary of our group purchasing organization.

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

During January 2022, January 2023 and January 2024, our Board of Directors authorized $8 billion, $3 billion and $6 billion, respectively, for share repurchases of the Company’s outstanding common stock. The January 2022 authorization was completed during 2023, and at December 31, 2023, there was $775 million of share repurchase authorization that remained available under the January 2023 authorization. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

During 2023, our Board of Directors declared four quarterly dividends of $0.60 per share, or $2.40 per share in the aggregate, on our common stock. On January 29, 2024, our Board of Directors declared a quarterly dividend of $0.66 per share on our common stock payable on March 29, 2024 to stockholders of record at the close of business on March 15, 2024. The timing and amount of future cash dividends will vary based on a number of factors, including future capital requirements for strategic transactions, share repurchases and investing in our existing markets, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determinations by our Board of Directors that cash dividends are in the best interest of stockholders and are in compliance with all applicable laws and agreements of the Company.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($6.107 billion as of December 31, 2023 and $6.228 billion as of January 31, 2024) and anticipated access to public and private debt and equity markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $564 million and $473 million at December 31, 2023 and 2022, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $121 million and $147 million at December 31, 2023 and 2022, respectively. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.926 billion and $1.836 billion at December 31, 2023 and 2022, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $524 million. We estimate that approximately $489 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We have significant debt service requirements. Our debt totaled $39.593 billion and $38.084 billion at December 31, 2023 and 2022, respectively. Our interest expense was $1.938 billion for 2023 and $1.741 billion for 2022.

During 2023, we issued $3.250 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.200% senior notes due 2028, (ii) $1.250 billion aggregate principal amount of 5.500% senior notes due 2033 and (iii) $1.000 billion aggregate principal amount of 5.900% senior notes due 2053. We used the net proceeds to repay borrowings under our asset-based revolving credit facility.

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

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Financing Activities (continued)

HCA Inc., a direct wholly-owned subsidiary of HCA Healthcare, Inc., is the primary obligor under a substantial portion of our indebtedness, including our senior secured credit facilities and senior notes. The senior secured credit facilities are fully and unconditionally guaranteed on a senior secured basis by substantially all existing and future, direct and indirect, 100% owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility). During 2022, the conditions in the senior secured indentures to permit the permanent release of the subsidiary guarantees and all collateral securing the senior secured notes were met. The subsidiary guarantees and collateral securing our senior secured credit facilities were not affected. Following this release of the subsidiary guarantees and collateral securing the senior secured notes, summarized financial information for HCA Healthcare, Inc., HCA Inc. and the subsidiary guarantors, and information about the subsidiary guarantees and affiliates whose securities were pledged as collateral are no longer required to be presented.

All of the senior notes issued by HCA Inc. in 2014 or later are fully and unconditionally guaranteed on an unsecured basis by HCA Healthcare, Inc. The combined assets, liabilities, and results of operations of HCA Healthcare, Inc. and HCA Inc. are not materially different than the corresponding amounts presented in the consolidated financial statements of HCA Healthcare, Inc. As a result, summarized financial information of HCA Healthcare, Inc. and HCA Inc. is not required to be presented under Rule 13-01 of Regulation S-X.

Market Risk

We are exposed to market risk related to changes in market values of securities. Our insurance subsidiaries held $564 million of investment securities at December 31, 2023. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At December 31, 2023, we had net unrealized losses of $28 million on the insurance subsidiaries’ investment securities.

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

We are also exposed to market risk related to changes in interest rates. Debt of $3.193 billion at December 31, 2023 was subject to variable rates of interest, while the remaining debt balance of $36.400 billion at December 31, 2023 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. The average effective interest rate for our long-term debt was 5.0% for 2023 and 4.7% for 2022.

The estimated fair value of our total long-term debt was $38.253 billion at December 31, 2023. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $32 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Tax Examinations

At December 31, 2023, the Internal Revenue Service (“IRS”) was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns of certain affiliates. We are also subject to examination by the IRS for tax years after 2019 as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of HCA Healthcare, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited HCA Healthcare, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HCA Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HCA Healthcare, Inc. as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

February 16, 2024

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

(b) During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Nominees for Election” and “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2024 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference, except as to information required pursuant to Item 402(v) of SEC Regulation S-K, relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2023 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

(Share and share unit amounts in millions)

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	8.330	(1)	$146.46	(1)	24.840	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	8.330		$146.46		24.840

(1)
Includes 1.551 million restricted share units which vest solely based upon continued employment over a specific period of time and 1.410 million performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The performance share units reported reflect the number of performance share units that would vest upon achievement of target performance; the number of performance share units that vest can vary from zero (for actual performance less than 90% of target) to two times the units granted (for actual performance of 110% or more of target). The weighted average exercise price does not take these restricted share units and performance share units into account.
(2)
Includes 11.056 million shares available for future grants under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates, 3.784 million shares of common stock reserved for future issuance under the HCA Holdings, Inc. Employee Stock Purchase Plan and 10.000 million shares of common stock reserved for future issuance under the HCA Healthcare, Inc. 2023 Employee Stock Purchase Plan.

* For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

3.2	—	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022, and incorporated herein by reference).

4.1	—	Description of Registered Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference).

4.2	—

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

4.81	—

Supplemental Indenture No. 34, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.82	—

Supplemental Indenture No. 35, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.83	—

Supplemental Indenture No. 36, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.84	—	Form of 5.200% Senior Notes due 2028 (included in Exhibit 4.81).

4.85	—	Form of 5.500% Senior Notes due 2033 (included in Exhibit 4.82).

4.86	—	Form of 5.900% Senior Notes due 2053 (included in Exhibit 4.83).

10.1	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-145054) and incorporated herein by reference).

10.2(a)	—

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

10.9(c)	—

Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.9(d)	—

Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen) (filed as Exhibit 10.23(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.9(e)	—

Fourth Amendment to Employment Agreement effective November 14, 2016 (Samuel N. Hazen) (filed as Exhibit 10.16(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference).*

10.9(f)	—

Fifth Amendment to Employment Agreement effective January 1, 2019 (Samuel N. Hazen) (filed as Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).*

10.9(g)	—

Signing Bonus Agreement, dated as of January 24, 2022, by and between HCA Healthcare, Inc. and Michael R. McAlevey (filed as Exhibit 10.9(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference) *

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

10.33	—

Form of 2021 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.34	—

Form of 2021 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.35	—	HCA Healthcare, Inc. 2021 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2021, and incorporated herein by reference).*

10.36	—

Form of 2022 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference).*

10.37	—

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

10.39	—

Form of 2023 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference).*

10.40	—

Form of 2023 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference).*

10.41	—

HCA Healthcare, Inc. 2023 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2023, and incorporated herein by reference).*

10.42	—	HCA Healthcare, Inc. 2023 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2023, and incorporated herein by reference).*

10.43	—	Form of 2024 Stock Appreciation Right Award Agreement under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

10.44	—	Form of 2024 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

21	—	List of Subsidiaries.

22	—	List of Subsidiary Guarantors and Pledged Securities.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	—	HCA Healthcare, Inc. Compensation Recoupment Policy.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2023 and 2022, (ii) the consolidated income statements for the years ended December 31, 2023, 2022 and 2020, (iii) the consolidated comprehensive income statements for the years ended December 31, 2023, 2022 and 2021, (iv) the consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2023, 2022 and 2021, (v) the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

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

Dated: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ SAMUEL N. HAZEN	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2024
Samuel N. Hazen

/S/ WILLIAM B. RUTHERFORD	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2024
William B. Rutherford

/S/ THOMAS F. FRIST III	Chairman and Director	February 16, 2024
Thomas F. Frist III

/S/ MEG G. CROFTON	Director	February 16, 2024
Meg G. Crofton

/S/ ROBERT J. DENNIS	Director	February 16, 2024
Robert J. Dennis

/S/ NANCY-ANN DEPARLE	Director	February 16, 2024
Nancy-Ann DeParle

/S/ WILLIAM R. FRIST	Director	February 16, 2024
William R. Frist

/S/ HUGH F. JOHNSTON	Director	February 16, 2024
Hugh F. Johnston

/S/ MICHAEL W. MICHELSON	Director	February 16, 2024
Michael W. Michelson

/S/ WAYNE J. RILEY	Director	February 16, 2024
Wayne J. Riley

/S/ ANDREA B. SMITH	Director	February 16, 2024
Andrea B. Smith

HCA HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of HCA Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HCA Healthcare, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter

For the year ended December 31, 2023, the Company’s revenues were $64.968 billion. As discussed in Note 1 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Management continually reviews the contractual adjustments estimation process to consider and incorporate the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues and accounts receivable at the estimated amounts the Company expects to collect. The primary collection risks relate to uninsured patient accounts, including amounts owed from patients after insurance has paid the amounts covered by the applicable agreement. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

Auditing management’s estimates of contractual adjustments and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How We Addressed the Matter in Our Audit

We tested internal controls that address the risks of material misstatement related to the measurement and valuation of revenues, including estimation of contractual adjustments and implicit price concessions. For example, we tested management’s internal controls over the key data inputs to the contractual adjustments and implicit price concession models, significant assumptions underlying management’s models, and management’s internal controls over retrospective reviews of historical reserve accuracy.

To test the estimated contractual adjustments and implicit price concessions, we performed audit procedures that included, among others, assessing methodologies and evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its estimates. We compared the significant assumptions used by management to historical assumptions and to current industry and economic trends and considered changes, if any, to the Company’s business and other relevant factors. We also assessed the historical accuracy of management’s estimates as a source of potential corroborative or contrary evidence.

Professional Liability Claims

Description of the Matter

At December 31, 2023, the Company’s reserves for professional liability risks were $2.089 billion and the Company’s related provision for losses for the year ended December 31, 2023 was $619 million. As discussed in Note 1 to the consolidated financial statements, reserves for professional liability risks represent the estimated ultimate net cost of all reported and unreported losses incurred and unpaid through the consolidated balance sheet date. Management estimates professional liability reserves and provisions for losses using individual case-basis valuations and actuarial analyses. Trends in the average frequency (number of claims) and ultimate average severity (cost per claim) of claims are significant assumptions in estimating the reserves.

Auditing management’s professional liability claims reserves was complex and judgmental due to the significant estimations required in determining the reserves, particularly the actuarial analyses and assumptions related to the effects of trends in average severity and frequency of claims.

How We Addressed the Matter in Our Audit

We tested management’s internal controls that address the risks of material misstatement over the Company’s professional liability claims reserves estimation process. For example, we tested internal controls over management’s review of the actuarial analyses, the significant assumptions, and the completeness and accuracy of claims data used in the reserve estimation process.

To test the Company’s determination of the estimated professional liability expense and reserves, we performed audit procedures that included, among others, testing the completeness and accuracy of underlying claims data used by the Company and its actuaries in its determination of reserves and reviewing the Company’s insurance contracts by policy year to validate self-insured limits, deductibles and coverage limits. Additionally, with the involvement of our actuarial specialists, we performed audit procedures that included, among others, assessing the actuarial analyses performed by management and its actuaries, testing the significant assumptions including consideration of Company-specific claim reporting and payment data, assessing the accuracy of management’s historical reserve estimates, and developing an independent range of reserves for comparison to the Company’s recorded amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Nashville, Tennessee

February 16, 2024

HCA HEALTHCARE, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in millions, except per share amounts)

	2023	2022	2021
Revenues	$64,968	$60,233	$58,752

Salaries and benefits	29,487	27,685	26,779
Supplies	9,902	9,371	9,481
Other operating expenses	12,875	11,155	9,961
Equity in earnings of affiliates	(22)	(45)	(113)
Depreciation and amortization	3,077	2,969	2,853
Interest expense	1,938	1,741	1,566
Losses (gains) on sales of facilities	5	(1,301)	(1,620)
Losses on retirement of debt	—	78	12
	57,262	51,653	48,919
Income before income taxes	7,706	8,580	9,833
Provision for income taxes	1,615	1,746	2,112
Net income	6,091	6,834	7,721
Net income attributable to noncontrolling interests	849	1,191	765
Net income attributable to HCA Healthcare, Inc.	$5,242	$5,643	$6,956
Per share data:
Basic earnings per share	$19.25	$19.43	$21.52
Diluted earnings per share	$18.97	$19.15	$21.16
Shares used in earnings per share calculations (in millions):
Basic	272.404	290.348	323.315
Diluted	276.412	294.666	328.752

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in millions)

	2023	2022	2021
Net income	$6,091	$6,834	$7,721
Other comprehensive income (loss) before taxes:
Foreign currency translation	41	(111)	(9)

Unrealized gains (losses) on available-for-sale securities	11	(55)	(16)
Losses (gains) included in other operating expenses	(1)	1	—
	10	(54)	(16)

Defined benefit plans	27	49	87
Pension costs included in salaries and benefits	3	9	28
	30	58	115

Change in fair value of derivative financial instruments	—	6	1
Interest costs included in interest expense	—	2	37
	—	8	38
Other comprehensive income (loss) before taxes	81	(99)	128
Income taxes (benefits) related to other comprehensive income items	16	(13)	30
Other comprehensive income (loss)	65	(86)	98
Comprehensive income	6,156	6,748	7,819
Comprehensive income attributable to noncontrolling interests	849	1,191	765
Comprehensive income attributable to HCA Healthcare, Inc.	$5,307	$5,557	$7,054

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(Dollars in millions)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$935	$908
Accounts receivable	9,958	8,891
Inventories	2,021	2,068
Other	2,013	1,776
	14,927	13,643

Property and equipment, at cost:
Land	3,120	2,799
Buildings	21,560	20,221
Equipment	31,998	29,981
Construction in progress	1,870	1,756
	58,548	54,757
Accumulated depreciation	(30,833)	(29,182)
	27,715	25,575

Investments of insurance subsidiaries	477	381
Investments in and advances to affiliates	756	823
Goodwill and other intangible assets	9,945	9,653
Right-of-use operating lease assets	2,207	2,065
Other	184	298
	$56,211	$52,438

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,233	$4,239
Accrued salaries	2,127	1,712
Other accrued expenses	3,871	3,581
Long-term debt due within one year	2,424	370
	12,655	9,902

Long-term debt, less debt issuance costs and discounts of $333 and $301	37,169	37,714
Professional liability risks	1,557	1,528
Right-of-use operating lease obligations	1,903	1,752
Income taxes and other liabilities	1,867	1,615

Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 265,537,300 shares — 2023 and 277,378,300 shares — 2022	3	3
Accumulated other comprehensive loss	(425)	(490)
Retained deficit	(1,352)	(2,280)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(1,774)	(2,767)
Noncontrolling interests	2,834	2,694
	1,060	(73)
	$56,211	$52,438

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in millions, except per share amounts)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other	Retained	Attributable to
	Shares	Par	of Par	Comprehensive	Earnings	Noncontrolling
	(in millions)	Value	Value	Loss	(Deficit)	Interests	Total
Balances, December 31, 2020	339.426	$3	$294	$(502)	$777	$2,320	$2,892
Comprehensive income				98	6,956	765	7,819
Repurchase of common stock	(37.812)		(578)		(7,637)		(8,215)
Share-based benefit plans	3.863		280				280
Cash dividends declared ($1.92 per share)					(628)		(628)
Distributions						(749)	(749)
Other			4			86	90
Balances, December 31, 2021	305.477	3	—	(404)	(532)	2,422	1,489
Comprehensive income (loss)				(86)	5,643	1,191	6,748
Repurchase of common stock	(30.747)		(264)		(6,736)		(7,000)
Share-based benefit plans	2.648		282				282
Cash dividends declared ($2.24 per share)					(655)		(655)
Distributions						(1,025)	(1,025)
Other			(18)			106	88
Balances, December 31, 2022	277.378	3	—	(490)	(2,280)	2,694	(73)
Comprehensive income				65	5,242	849	6,156
Repurchase of common stock	(14.465)		(186)		(3,656)		(3,842)
Share-based benefit plans	2.624		172				172
Cash dividends declared ($2.40 per share)					(658)		(658)
Distributions						(640)	(640)
Other			14			(69)	(55)
Balances, December 31, 2023	265.537	$3	$—	$(425)	$(1,352)	$2,834	$1,060

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in millions)

	2023	2022	2021
Cash flows from operating activities:
Net income	$6,091	$6,834	$7,721
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(935)	(797)	(962)
Inventories and other assets	(126)	(59)	(540)
Accounts payable and accrued expenses	604	(296)	999
Depreciation and amortization	3,077	2,969	2,853
Income taxes	229	571	(70)
Losses (gains) on sales of facilities	5	(1,301)	(1,620)
Losses on retirement of debt	—	78	12
Amortization of debt issuance costs and discounts	35	29	27
Share-based compensation	262	341	440
Other	189	153	99
Net cash provided by operating activities	9,431	8,522	8,959

Cash flows from investing activities:
Purchase of property and equipment	(4,744)	(4,395)	(3,577)
Acquisition of hospitals and health care entities	(635)	(224)	(1,105)
Sales of hospitals and health care entities	193	1,237	2,160
Change in investments	(112)	14	(117)
Other	(19)	(21)	(4)
Net cash used in investing activities	(5,317)	(3,389)	(2,643)

Cash flows from financing activities:
Issuances of long-term debt	3,224	5,997	4,344
Net change in revolving credit facilities	(1,020)	120	2,780
Repayment of long-term debt	(909)	(2,830)	(3,869)
Distributions to noncontrolling interests	(640)	(1,025)	(749)
Payment of debt issuance costs	(31)	(53)	(38)
Payment of dividends	(661)	(653)	(624)
Repurchase of common stock	(3,811)	(7,000)	(8,215)
Other	(246)	(212)	(284)
Net cash used in financing activities	(4,094)	(5,656)	(6,655)
Effect of exchange rate changes on cash and cash equivalents	7	(20)	(3)
Change in cash and cash equivalents	27	(543)	(342)
Cash and cash equivalents at beginning of period	908	1,451	1,793
Cash and cash equivalents at end of period	$935	$908	$1,451
Interest payments	$1,892	$1,662	$1,502
Income tax payments, net	$1,386	$1,175	$2,182

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2023 these affiliates owned and operated 186 hospitals, 124 freestanding surgery centers, 24 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative include our corporate office costs, which were $315 million, $307 million and $337 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

	Years Ended December 31,
	2023	Ratio	2022	Ratio	2021	Ratio
Medicare	$10,585	16.3%	$10,447	17.3%	$10,447	17.8%
Managed Medicare	10,496	16.2	9,201	15.3	8,424	14.3
Medicaid	3,606	5.6	2,636	4.4	2,290	3.9
Managed Medicaid	3,879	6.0	3,998	6.6	3,124	5.3
Managed care and other insurers	31,819	49.0	29,120	48.3	30,295	51.6
International (managed care and other insurers)	1,509	2.3	1,317	2.2	1,336	2.3
Other	3,074	4.6	3,514	5.9	2,836	4.8
Revenues	$64,968	100.0%	$60,233	100.0%	$58,752	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement and disproportionate-share amounts, related primarily to cost reports filed during the respective year, resulted in net increases to revenues of $84 million, $56 million and $53 million in 2023, 2022 and 2021, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in net increases to revenues of $58 million in 2023, $42 million in 2022 and $19 million in 2021.

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

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our revenues. At December 31, 2023 and 2022, estimated implicit price concessions of $7.283 billion and $6.780 billion, respectively, had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2023	2022	2021
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$55,341	$51,180	$49,074
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.5%	11.0%	11.3%
Total uncompensated care	$35,426	$31,734	$29,642
Multiply by the cost-to-charges ratio	10.5%	11.0%	11.3%
Estimated cost of total uncompensated care	$3,720	$3,491	$3,350

The total uncompensated care amounts include charity care of $14.425 billion, $13.615 billion and $13.644 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated cost of charity care was $1.515 billion, $1.498 billion and $1.542 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Recent Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires enhanced disclosures for significant segment expenses. ASU 2023-07 is effective for public business entities for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. We plan to adopt ASU 2023-07 on the respective annual and interim effective dates applying a retrospective approach to all prior periods presented in the financial statements. We do not believe the adoption of this new standard will have a material effect on our disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. We plan to adopt ASU 2023-09 effective January 1, 2025 applying a retrospective approach to all prior periods presented in the financial statements. We do not believe the adoption of this new standard will have a material effect on our disclosures.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $600 million and $656 million at December 31, 2023 and 2022, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

Accounts Receivable

We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable. Days revenues in accounts receivable were 53 days, 53 days and 49 days at December 31, 2023, 2022 and 2021, respectively. Changes in general economic conditions, patient accounting service center operations, payer mix, payer claim processing, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $3.052 billion in 2023, $2.941 billion in 2022 and $2.826 billion in 2021. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Investments of Insurance Subsidiaries

At December 31, 2023 and 2022, the investment securities held by our insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in fair value are due to credit-related or noncredit-related factors. Our investment securities evaluation process involves subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether a credit-related impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered to be a credit-related impairment. The extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2023, 2022 or 2021.

During 2023, goodwill increased by $362 million related to acquisitions and declined by $50 million related to foreign currency translation and other adjustments. During 2022, goodwill increased by $262 million related to acquisitions and declined by $105 million related to foreign currency translation and other adjustments.

During 2023 and 2022, identifiable intangible assets declined by $20 million and $44 million, respectively, due to amortization and other adjustments. Identifiable intangible assets with finite lives are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of amortizable identifiable intangible assets at both December 31, 2023 and 2022 was $274 million and accumulated amortization was $228 million and $208 million, respectively. The gross carrying amount of indefinite-lived identifiable intangible assets at both December 31, 2023 and 2022 was $293 million. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

Debt Issuance Costs and Discounts

Debt issuance costs and discounts are amortized based upon the terms of the respective debt obligations. The gross carrying amounts of debt issuance costs and discounts at December 31, 2023 and 2022 were $559 million and $496 million, respectively, and accumulated amortization was $226 million and $195 million, respectively. Amortization of debt issuance costs and discounts is included in interest expense and was $35 million, $29 million and $27 million for 2023, 2022 and 2021, respectively.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Claims

Reserves for professional liability risks were $2.089 billion and $2.043 billion at December 31, 2023 and 2022, respectively. The current portion of the reserves, $532 million and $515 million at December 31, 2023 and 2022, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $619 million, $517 million and $453 million for 2023, 2022 and 2021, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. We recorded an increase to the provision for professional liability risks of $40 million during 2023 and reductions to the provision for professional liability risks of $55 million and $87 million for 2022 and 2021, respectively, due to the receipt of updated actuarial information. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,100 and 2,000 individual claims at December 31, 2023 and 2022, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2023 and 2022, $550 million and $497 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

A portion of our professional liability risks is insured through our insurance subsidiary. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts were $34 million and $48 million at December 31, 2023 and 2022, respectively, recorded in “other assets,” and $8 million and $12 million at December 31, 2023 and 2022, respectively, recorded in “other current assets.”

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plans

Our stock incentive plans are designed to promote the long-term financial interests and growth of the Company by attracting and retaining management and other personnel, motivating them to achieve long range goals and aligning their interests with those of our stockholders. Stock appreciation right (“SAR”) and restricted share unit (“RSU”) grants vest solely based upon continued employment over a specific period of time, and performance share unit (“PSU”) grants vest based upon both continued employment over a specific period of time and the achievement of predetermined financial targets over a specific period of time. At December 31, 2023 there were 11.056 million shares available for future grants.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2023, 13.784 million shares of common stock were reserved for ESPP issuances. During 2023, 2022 and 2021, the Company recognized $17 million, $16 million and $15 million, respectively, of compensation expense related to the ESPP.

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

	2023	2022	2021
Risk-free interest rate	3.69%	1.64%	0.68%
Expected volatility	36%	34%	36%
Expected life, in years	5.14	5.11	6.17
Expected dividend yield	0.95%	0.95%	1.10%

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

SAR, RSU and PSU Activity (continued)

Information regarding Time SAR and Performance SAR activity during 2023, 2022 and 2021 is summarized below (share amounts in thousands):

	Time SARs	Performance SARs	Total SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
SARs outstanding, December 31, 2020	7,836	819	8,655	$91.53
Granted	877	—	877	174.98
Exercised	(2,443)	(533)	(2,976)	67.57
Cancelled	(108)	—	(108)	138.32
SARs outstanding, December 31, 2021	6,162	286	6,448	113.15
Granted	570	—	570	236.00
Exercised	(660)	(159)	(819)	90.84
Cancelled	(112)	—	(112)	182.87
SARs outstanding, December 31, 2022	5,960	127	6,087	126.38
Granted	580	—	580	253.49
Exercised	(1,156)	(83)	(1,239)	95.29
Cancelled	(59)	—	(59)	202.05
SARs outstanding, December 31, 2023	5,325	44	5,369	$146.46	5.5 years	$667
SARs exercisable, December 31, 2023	3,748	44	3,792	$118.67	4.5 years	$576

The weighted average fair values of SARs granted during 2023, 2022 and 2021 were $87.47, $69.55 and $54.57 per share, respectively. The intrinsic values of SARs exercised during 2023, 2022 and 2021 were $207 million, $115 million and $404 million, respectively. As of December 31, 2023, the unrecognized compensation cost related to nonvested SARs was $46 million.

Information regarding RSU and PSU activity during 2023, 2022 and 2021 is summarized below (share amounts in thousands):

	RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2020	2,476	2,592	5,068	$125.40
Granted	899	689	1,588	174.34
Performance adjustment	—	684	684	102.02
Vested	(992)	(1,772)	(2,764)	106.62
Cancelled	(192)	(110)	(302)	149.07
RSUs and PSUs outstanding, December 31, 2021	2,191	2,083	4,274	150.32
Granted	611	455	1,066	235.71
Performance adjustment	—	699	699	138.45
Vested	(878)	(1,399)	(2,277)	138.41
Cancelled	(140)	(123)	(263)	183.86
RSUs and PSUs outstanding, December 31, 2022	1,784	1,715	3,499	179.18
Granted	609	479	1,088	253.85
Performance adjustment	—	697	697	144.42
Vested	(717)	(1,393)	(2,110)	152.50
Cancelled	(125)	(88)	(213)	217.78
RSUs and PSUs outstanding, December 31, 2023	1,551	1,410	2,961	$214.71

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

SAR, RSU and PSU Activity (continued)

The fair values of RSUs and PSUs that vested during 2023, 2022 and 2021 were $550 million, $550 million and $475 million, respectively. As of December 31, 2023, the unrecognized compensation cost related to RSUs and PSUs was $274 million.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

During 2023, we paid $229 million to acquire four hospital facilities in Texas and $406 million to acquire nonhospital health care entities. During 2022, we paid $224 million to acquire nonhospital health care entities (noncontrolling interests of $72 million were recorded). During 2021, we paid $67 million to acquire two hospital facilities, one in southern Georgia and one in Tennessee, $594 million to acquire a network of urgent care centers in Florida and $114 million to acquire other nonhospital health care entities (noncontrolling interests of $117 million were recorded). We also paid $330 million and assumed certain liabilities to acquire an 80% interest (noncontrolling interests of $100 million were recorded) in a venture providing post-acute care services (home health and hospice). Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $362 million, $262 million and $1.002 billion in 2023, 2022 and 2021, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2023, we received proceeds of $162 million for the sale of two hospital facilities in Louisiana. We also received proceeds of $31 million related to sales of real estate and other health care entity investments. We recognized a pretax loss of $5 million for these transactions. During 2022, we received proceeds of $326 million and recognized a pretax gain of $274 million ($200 million after tax) related to sales of real estate and other health care entity investments. We also received proceeds of $911 million and recognized a pretax gain of $1.027 billion ($527 million after tax and amounts attributable to noncontrolling interests) related to the sale of a controlling interest in a subsidiary of our group purchasing organization. During 2021, we received proceeds of $1.502 billion and recognized a pretax gain of $1.226 billion ($920 million after tax) related to the sales of five hospital facilities in Georgia, comprised of three facilities from our northern Georgia market and two facilities from our southern Georgia market. We also received proceeds of $658 million and recognized a pretax gain of $394 million ($294 million after tax) related to sales of other health care entity investments and real estate.

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2023	2022	2021
Current:
Federal	$1,118	$1,222	$1,769
State	213	206	311
Foreign	3	18	15
Deferred:
Federal	241	261	24
State	21	27	(18)
Foreign	19	12	11
	$1,615	$1,746	$2,112

Our provision for income taxes for the years ended December 31, 2023, 2022 and 2021 included tax benefits of $93 million, $77 million and $119 million, respectively, related to the settlement of employee equity awards. Our foreign pretax income was $85 million, $66 million and $64 million for the years ended December 31, 2023, 2022 and 2021, respectively.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.6	2.3	2.0
Change in liability for uncertain tax positions	0.4	0.7	0.7
Tax benefit from settlements of employee equity awards	(1.2)	(0.9)	(1.2)
Other items, net	0.8	0.5	0.8
Effective income tax rate on income attributable to HCA Healthcare, Inc.	23.6	23.6	23.3
Income attributable to noncontrolling interests from consolidated partnerships	(2.6)	(3.3)	(1.8)
Effective income tax rate on income before income taxes	21.0%	20.3%	21.5%

A summary of the items comprising our deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2023		2022
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$1,048	$—	$938
Allowances for professional liability and other risks	452	—	430	—
Accounts receivable	363	—	368	—
Compensation	308	—	402	—
Right-of-use lease assets and obligations	506	492	451	438
Other	592	860	536	698
	$2,221	$2,400	$2,187	$2,074

At December 31, 2023, federal and state net operating loss carryforwards (expiring in years 2024 through 2042) available to offset future taxable income approximated $28 million and $189 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

The following table summarizes the activity related to our gross unrecognized tax benefits, excluding accrued interest of $177 million and $129 million as of December 31, 2023 and 2022, respectively (dollars in millions):

	2023	2022
Balance at January 1	$639	$576
Additions based on tax positions related to the current year	30	25
Additions for tax positions of prior years	4	50
Reductions for tax positions of prior years	(10)	(4)
Settlements	—	(1)
Lapse of applicable statutes of limitations	(24)	(7)
Balance at December 31	$639	$639

Unrecognized tax benefits of $320 million as of December 31, 2023 ($278 million as of December 31, 2022) would affect the effective rate, if recognized.

At December 31, 2023, the Internal Revenue Service (“IRS”) was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns of certain affiliates. We are also subject to examination by the IRS for tax years after 2019 as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding SARs, RSUs and PSUs, computed using the treasury stock method. During 2023, 2022 and 2021, we repurchased 14.465 million shares, 30.747 million shares and 37.812 million shares, respectively, of our common stock.

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 (dollars and shares in millions, except per share amounts):

	2023	2022	2021
Net income attributable to HCA Healthcare, Inc.	$5,242	$5,643	$6,956

Weighted average common shares outstanding	272.404	290.348	323.315
Effect of dilutive incremental shares	4.008	4.318	5.437
Shares used for diluted earnings per share	276.412	294.666	328.752
Earnings per share:
Basic earnings per share	$19.25	$19.43	$21.52
Diluted earnings per share	$18.97	$19.15	$21.16

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2023
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$404	$1	$(29)	$376
Money market funds and other	188	—	—	188
	$592	$1	$(29)	564
Amounts classified as current assets				(87)
Investment carrying value				$477

	2022
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$415	$—	$(38)	$377
Money market funds and other	96	—	—	96
	$511	$—	$(38)	473
Amounts classified as current assets				(92)
Investment carrying value				$381

At December 31, 2023 and 2022, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at December 31, 2023 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$12	$12
Due after one year through five years	150	144
Due after five years through ten years	165	148
Due after ten years	77	72
	$404	$376

The average expected maturity of the investments in debt securities at December 31, 2023 was 5.1 years, compared to the average scheduled maturity of 8.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$376	$—	$376	$—
Money market funds and other	188	188	—	—
Investments of insurance subsidiaries	564	188	376	—
Less amounts classified as current assets	(87)	(87)	—	—
	$477	$101	$376	$—

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

The estimated fair value of our long-term debt was $38.253 billion and $35.555 billion at December 31, 2023 and 2022, respectively, compared to carrying amounts, gross of debt issuance costs and discounts, aggregating $39.926 billion and $38.385 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2023, follows (dollars in millions):

	2023	2022
Senior secured asset-based revolving credit facility (effective interest rate of 6.7%)	$1,880	$2,900
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 6.8%)	1,313	1,880
Other senior secured debt (effective interest rate of 4.1%)	967	953
Senior secured debt	4,160	5,733
Senior unsecured notes (effective interest rate of 5.0%)	35,766	32,652
Debt issuance costs and discounts	(333)	(301)
Total debt (average life of 9.4 years, rates averaging 5.1%)	39,593	38,084
Less amounts due within one year	2,424	370
	$37,169	$37,714

During 2023, the availability under our senior secured revolving credit facility was increased by $1.500 billion to total $3.500 billion, the senior secured term loan B facility was fully retired and certain administrative updates were made to our credit agreements. We also issued $3.250 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.200% senior notes due 2028, (ii) $1.250 billion aggregate principal amount of 5.500% senior notes due 2033 and (iii) $1.000 billion aggregate principal amount of 5.900% senior notes due 2053. We used the net proceeds to repay borrowings under our asset-based revolving credit facility.

Senior Secured Credit Facilities And Other Senior Secured Debt

We have entered into the following senior secured credit facilities: (i) a $4.500 billion asset-based revolving credit facility maturing on June 30, 2026 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($1.880 billion outstanding at December 31, 2023) (the “ABL credit facility”); (ii) a $3.500 billion senior secured revolving credit facility maturing on June 30, 2026 (none outstanding at December 31, 2023 without giving effect to certain outstanding letters of credit); and (iii) a $1.313 billion senior secured term loan facility maturing on June 30, 2026. We refer to the facilities described under (ii) and (iii) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.” Finance leases and other secured debt totaled $967 million at December 31, 2023.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT (continued)

Borrowings under the senior secured credit facilities bear interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a reference rate (the Secured Overnight Financing Rate (SOFR)) for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities may be reduced subject to attaining certain leverage ratios.

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

Senior Unsecured Notes

Senior unsecured notes consist of (i) $35.041 billion aggregate principal amount of senior notes with maturities ranging from 2024 to 2053; (ii) an aggregate principal amount of $125 million medium-term notes maturing 2025; and (iii) an aggregate principal amount of $600 million debentures with maturities ranging from 2024 to 2095.

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

Maturities of long-term debt in years 2025 through 2028 are $4.672 billion, $5.350 billion, $2.408 billion and $2.545 billion, respectively.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LEASES (continued)

The following table presents our lease-related assets and liabilities at December 31, 2023 and 2022 (dollars in millions):

	Balance Sheet Classification	2023	2022
Assets:
Operating leases	Right-of-use operating lease assets	$2,207	$2,065
Finance leases	Property and equipment	556	587
Total lease assets		$2,763	$2,652
Liabilities:
Current:
Operating leases	Other accrued expenses	$363	$364
Finance leases	Long-term debt due within one year	166	131
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,903	1,752
Finance leases	Long-term debt	541	579
Total lease liabilities		$2,973	$2,826
Weighted-average remaining term:
Operating leases		11.8 years	10.1 years
Finance leases		9.0 years	9.5 years
Weighted-average discount rate:
Operating leases		4.9%	4.4%
Finance leases		4.9%	4.5%

The following table presents certain information related to expenses for finance and operating leases for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

	2023	2022	2021
Finance lease expense:
Depreciation and amortization	$164	$163	$135
Interest	31	29	29
Operating leases(1)	495	484	478
Short-term lease expense(1)	337	329	354
Variable lease expense(1)	162	163	157
	$1,189	$1,168	$1,153

(1)
Expenses are included in “other operating expenses” in our consolidated income statements.

The following table presents supplemental cash flow information for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$479	$473	$474
Operating cash flows for finance leases	31	29	29
Financing cash flows for finance leases	140	124	123

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LEASES (continued)

Maturities of Lease Liabilities

The following table reconciles the undiscounted minimum lease payment amounts to the operating and finance lease liabilities recorded on the balance sheet at December 31, 2023 and 2022 (dollars in millions):

	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Year 1	$452	$193	$436	$156
Year 2	394	155	380	164
Year 3	340	115	320	125
Year 4	288	60	269	89
Year 5	228	45	222	39
Thereafter	1,540	356	1,122	359
Total minimum lease payments	3,242	924	2,749	932
Less: amount of lease payments representing interest	(976)	(217)	(633)	(222)
Present value of future minimum lease payments	2,266	707	2,116	710
Less: current lease obligations	(363)	(166)	(364)	(131)
Long-term lease obligations	$1,903	$541	$1,752	$579

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

Share Repurchase Transactions

During January 2024, January 2023, January 2022, February 2021, January 2020 and January 2019, our Board of Directors authorized share repurchase programs for up to $6 billion, $3 billion, $8 billion, $6 billion, $2 billion and $2 billion, respectively, of the Company’s outstanding common stock.

During 2023, we repurchased 14.465 million shares of our common stock at an average price of $263.47 per share through market purchases pursuant to the January 2022 authorization (which was completed during 2023) and the January 2023 authorization. At December 31, 2023, we had $775 million of repurchase authorization available under the January 2023 authorization. During 2022, we repurchased 30.747 million shares of our common stock at an average price of $227.67 per share through market purchases pursuant to the February 2021 authorization (which was completed during 2022) and the January 2022 authorization. During 2021, we repurchased 37.812 million shares of our common stock at an average price of $217.25 per share through market purchases pursuant to the January 2019 and January 2020 authorizations (which were completed during 2021) and the February 2021 authorization.

NOTE 12 — EMPLOYEE BENEFIT PLANS

We maintain defined contribution benefit plans that are available to employees who meet certain minimum requirements. The plans require that we match participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). Benefits expense under these plans totaled $659 million for 2023, $606 million for 2022 and $560 million for 2021. Our matching contributions are funded during the year following the participant contributions.

We maintain the noncontributory, nonqualified Restoration Plan to provide retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of a base amount and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ hypothetical account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service, hypothetical investment returns (gains or losses) and certain IRS limitations. Amounts recognized under this plan was $40 million expense for 2023, a $27 million credit for 2022 and $38 million expense for 2021. Accrued benefits liabilities under this plan totaled $227 million at December 31, 2023 and $210 million at December 31, 2022.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $10 million for 2023, $22 million for 2022 and $22 million for 2021. Accrued benefits liabilities under this plan totaled $106 million at December 31, 2023 and $137 million at December 31, 2022.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Amounts recognized under these plans was $2 million expense for 2023, $11 million credit for 2022, and $4 million expense for 2021. Accrued benefits under these plans totaled $43 million of assets at December 31, 2023 and $9 million of assets at December 31, 2022.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. Effective January 1, 2023, we reorganized our operations into three geographically organized groups: the National, American and Atlantic Groups with retrospective presentation for all periods presented. At December 31, 2023, the National Group included 57 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia, the American Group included 60 hospitals located in Colorado, Central Kansas, Louisiana and Texas, and the Atlantic Group included 62 hospitals located in Florida, Georgia, Northern Kansas, Missouri and South Carolina. The seven hospitals we operate in England are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets are summarized in the following table (dollars in millions) and represent the operating segments under the January 1, 2023 reorganized segment structure:

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
National Group	$18,105	$16,767	$16,329
Atlantic Group	21,167	19,324	19,098
American Group	22,318	20,858	19,636
Corporate and other	3,378	3,284	3,689
	$64,968	$60,233	$58,752
Equity in losses (earnings) of affiliates:
National Group	$(2)	$(1)	$(33)
Atlantic Group	(3)	(3)	(2)
American Group	(59)	(43)	(50)
Corporate and other	42	2	(28)
	$(22)	$(45)	$(113)
Adjusted segment EBITDA:
National Group	$4,000	$3,616	$4,202
Atlantic Group	4,492	3,881	4,218
American Group	5,208	5,102	4,836
Corporate and other	(974)	(532)	(612)
	$12,726	$12,067	$12,644
Depreciation and amortization:
National Group	$834	$801	$754
Atlantic Group	989	921	848
American Group	971	937	897
Corporate and other	283	310	354
	$3,077	$2,969	$2,853

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Year Ended December 31,
	2023	2022	2021
Adjusted segment EBITDA	$12,726	$12,067	$12,644
Depreciation and amortization	3,077	2,969	2,853
Interest expense	1,938	1,741	1,566
Losses (gains) on sales of facilities	5	(1,301)	(1,620)
Losses on retirement of debt	—	78	12
Income before income taxes	$7,706	$8,580	$9,833

	December 31,
	2023	2022	2021
Assets:
National Group	$12,487	$11,793	$11,236
Atlantic Group	16,098	15,092	13,944
American Group	19,786	17,934	17,224
Corporate and other	7,840	7,619	8,338
	$56,211	$52,438	$50,742

	National Group	Atlantic Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2020	$1,089	$1,375	$4,996	$1,118	$8,578
Acquisitions	126	610	66	260	1,062
Foreign currency translation, amortization and other	(3)	(15)	—	(82)	(100)
Balance at December 31, 2021	1,212	1,970	5,062	1,296	9,540
Acquisitions	75	90	90	7	262
Foreign currency translation, amortization and other	(43)	(3)	—	(103)	(149)
Balance at December 31, 2022	1,244	2,057	5,152	1,200	9,653
Acquisitions	—	8	326	28	362
Foreign currency translation, amortization and other	(3)	(1)	—	(66)	(70)
Balance at December 31, 2023	$1,241	$2,064	$5,478	$1,162	$9,945

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2020	$25	$(271)	$(220)	$(36)	$(502)
Unrealized losses on available-for-sale securities, net of $3 income tax benefit	(13)				(13)
Foreign currency translation adjustments, net of $2 income tax benefit		(7)			(7)
Defined benefit plans, net of $20 of income taxes			67		67
Change in fair value of derivative instruments				1	1
Expense reclassified into operations from other comprehensive income, net of $7 and $8 income tax benefits, respectively			21	29	50
Balances at December 31, 2021	12	(278)	(132)	(6)	(404)
Unrealized losses on available-for-sale securities, net of $12 income tax benefit	(43)				(43)
Foreign currency translation adjustments, net of $16 income tax benefit		(95)			(95)
Defined benefit plans, net of $11 of income taxes			38		38
Change in fair value of derivative instruments, net of $1 of income taxes				5	5
Expense reclassified into operations from other comprehensive income, net of none, $2 and $1 income tax benefits, respectively	1		7	1	9
Balances at December 31, 2022	(30)	(373)	(87)	—	(490)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	9				9
Foreign currency translation adjustments, net of $7 of income taxes		34			34
Defined benefit plans, net of $6 of income taxes			21		21
Expense (benefit) reclassified into operations from other comprehensive income, net of none of income taxes and $1 income tax benefit, respectively	(1)		2		1
Balances at December 31, 2023	$(22)	$(339)	$(64)	$—	$(425)

NOTE 15 — ACCRUED EXPENSES

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2023	2022
Professional liability risks	$532	$515
Defined contribution benefit plans	668	612
Right-of-use operating leases	363	364
Taxes other than income	382	371
Interest	414	402
Employee medical benefits	199	182
Other	1,313	1,135
	$3,871	$3,581