Form 10-Q
period 2024-03-31
HCA Healthcare, Inc.
filed 2024-05-02
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2024
Voting common stock, $.01 par value	261,914,100 shares

HCA HEALTHCARE, INC.

Form 10-Q

March 31, 2024

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

Unaudited

(Dollars in millions, except per share amounts)

	2024	2023
Revenues	$17,339	$15,591

Salaries and benefits	7,707	7,084
Supplies	2,671	2,423
Other operating expenses	3,606	2,894
Equity in losses of affiliates	2	18
Depreciation and amortization	795	756
Interest expense	512	479
Losses (gains) on sales of facilities	(201)	15
	15,092	13,669
Income before income taxes	2,247	1,922
Provision for income taxes	445	379
Net income	1,802	1,543
Net income attributable to noncontrolling interests	211	180
Net income attributable to HCA Healthcare, Inc.	$1,591	$1,363
Per share data:
Basic earnings	$6.01	$4.92
Diluted earnings	$5.93	$4.85
Shares used in earnings per share calculations (in millions):
Basic	264.435	276.910
Diluted	268.016	280.961

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

Unaudited

(Dollars in millions)

	2024	2023
Net income	$1,802	$1,543
Other comprehensive (loss) income before taxes:
Foreign currency translation	(8)	18
Unrealized (losses) gains on available-for-sale securities	(2)	7
Other comprehensive (loss) income before taxes	(10)	25
Income taxes (benefits) related to other comprehensive income items	(2)	5
Other comprehensive (loss) income	(8)	20
Comprehensive income	1,794	1,563
Comprehensive income attributable to noncontrolling interests	211	180
Comprehensive income attributable to HCA Healthcare, Inc.	$1,583	$1,383

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,284	$935
Accounts receivable	10,044	9,958
Inventories	1,903	2,021
Other	2,051	2,013
	15,282	14,927

Property and equipment, at cost	59,440	58,548
Accumulated depreciation	(31,344)	(30,833)
	28,096	27,715

Investments of insurance subsidiaries	471	477
Investments in and advances to affiliates	736	756
Goodwill and other intangible assets	9,967	9,945
Right-of-use operating lease assets	2,211	2,207
Other	199	184
	$56,962	$56,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,735	$4,233
Accrued salaries	1,759	2,127
Other accrued expenses	3,619	3,871
Long-term debt due within one year	3,028	2,424
	13,141	12,655

Long-term debt, less debt issuance costs and discounts of $381 and $333	37,163	37,169
Professional liability risks	1,571	1,557
Right-of-use operating lease obligations	1,912	1,903
Income taxes and other liabilities	1,905	1,867

Stockholders’ equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 263,215,800 shares — 2024 and 265,537,300 shares — 2023	3	3
Accumulated other comprehensive loss	(433)	(425)
Retained deficit	(1,185)	(1,352)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(1,615)	(1,774)
Noncontrolling interests	2,885	2,834
	1,270	1,060
	$56,962	$56,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2022	277.378	$3	$—	$(490)	$(2,280)	$2,694	$(73)
Comprehensive income				20	1,363	180	1,563
Repurchase of common stock	(3.340)				(849)		(849)
Share-based benefit plans	1.902				(87)		(87)
Cash dividends declared ($0.60 per share)					(168)		(168)
Distributions						(187)	(187)
Other					(7)	40	33
Balances, March 31, 2023	275.940	3	—	(470)	(2,028)	2,727	232
Comprehensive income				14	1,193	219	1,426
Repurchase of common stock	(3.311)				(924)		(924)
Share-based benefit plans	0.303				72		72
Cash dividends declared ($0.60 per share)					(165)		(165)
Distributions						(155)	(155)
Other					2	(27)	(25)
Balances, June 30, 2023	272.932	3	—	(456)	(1,850)	2,764	461
Comprehensive income (loss)				(35)	1,079	196	1,240
Repurchase of common stock	(4.167)		(86)		(1,065)		(1,151)
Share-based benefit plans	0.202		86		15		101
Cash dividends declared ($0.60 per share)					(164)		(164)
Distributions						(155)	(155)
Other					(4)	29	25
Balances, September 30, 2023	268.967	3	—	(491)	(1,989)	2,834	357
Comprehensive income				66	1,607	254	1,927
Repurchase of common stock	(3.647)		(86)		(832)		(918)
Share-based benefit plans	0.217		86				86
Cash dividends declared ($0.60 per share)					(161)		(161)
Distributions						(143)	(143)
Other					23	(111)	(88)
Balances, December 31, 2023	265.537	3	—	(425)	(1,352)	2,834	1,060
Comprehensive income (loss)				(8)	1,591	211	1,794
Repurchase of common stock	(3.894)				(1,187)		(1,187)
Share-based benefit plans	1.573				(68)		(68)
Cash dividends declared ($0.66 per share)					(176)		(176)
Distributions						(152)	(152)
Other					7	(8)	(1)
Balances, March 31, 2024	263.216	$3	$—	$(433)	$(1,185)	$2,885	$1,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

Unaudited

(Dollars in millions)

	2024	2023
Cash flows from operating activities:
Net income	$1,802	$1,543
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(90)	238
Inventories and other assets	77	(214)
Accounts payable and accrued expenses	(517)	(1,066)
Depreciation and amortization	795	756
Income taxes	444	372
Losses (gains) on sales of facilities	(201)	15
Amortization of debt issuance costs and discounts	9	9
Share-based compensation	87	77
Other	63	73
Net cash provided by operating activities	2,469	1,803
Cash flows from investing activities:
Purchase of property and equipment	(1,118)	(1,197)
Acquisition of hospitals and health care entities	(96)	(115)
Sales of hospitals and health care entities	310	165
Change in investments	2	(13)
Other	(1)	9
Net cash used in investing activities	(903)	(1,151)
Cash flows from financing activities:
Issuance of long-term debt	4,483	—
Net change in revolving credit facilities	(1,880)	1,240
Repayment of long-term debt	(2,066)	(550)
Distributions to noncontrolling interests	(152)	(187)
Payment of debt issuance costs	(40)	(3)
Payment of dividends	(185)	(175)
Repurchase of common stock	(1,180)	(846)
Other	(196)	(204)
Net cash used in financing activities	(1,216)	(725)
Effect of exchange rate changes on cash and cash equivalents	(1)	7
Change in cash and cash equivalents	349	(66)
Cash and cash equivalents at beginning of period	935	908
Cash and cash equivalents at end of period	$1,284	$842
Interest payments	$538	$574
Income tax payments, net	$1	$7

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2024, these affiliates owned and operated 188 hospitals, 121 freestanding surgery centers, 24 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $78 million and $74 million for the quarters ended March 31, 2024 and 2023, respectively. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2024 and 2023 are summarized in the following table (dollars in millions):

	2024	Ratio	2023	Ratio
Medicare	$2,838	16.4%	$2,738	17.6%
Managed Medicare	3,026	17.4	2,559	16.4
Medicaid	1,000	5.8	735	4.7
Managed Medicaid	978	5.6	913	5.9
Managed care and insurers	8,545	49.2	7,623	48.9
International (managed care and insurers)	412	2.4	375	2.4
Other	540	3.2	648	4.1
Revenues	$17,339	100.0%	$15,591	100.0%

Managed care and insurers revenues for the quarter ended March 31, 2023 include $145 million related to resolving certain disputed claims from prior years with a commercial payer.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2024 and 2023 follows (dollars in millions):

	2024	2023
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$14,779	$13,157
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.1%	10.4%
Total uncompensated care	$10,002	$7,991
Multiply by the cost-to-charges ratio	10.1%	10.4%
Estimated cost of total uncompensated care	$1,010	$831

The total uncompensated care amounts for the quarters ended March 31, 2024 and 2023 include charity care of $3.978 billion and $3.595 billion, respectively, and the related estimated costs of charity care were $402 million and $374 million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarter ended March 31, 2024, we paid $50 million to acquire two hospital facilities in Texas and $46 million to acquire nonhospital health care entities. During the quarter ended March 31, 2023, we paid $83 million to acquire a hospital facility in Texas and $32 million to acquire nonhospital health care entities. Purchase price amounts are allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the quarter ended March 31, 2024, we received proceeds of $297 million and recognized a pretax gain of $193 million for the sale of a hospital facility in California. We also received proceeds of $13 million and recognized a pretax gain of $8 million related to sales of real estate and other health care entity investments. During the quarter ended March 31, 2023, we received proceeds of $163 million for the sale of two hospital facilities in Louisiana. We also received proceeds of $2 million related to sales of real estate and other health care entity investments. We recognized pretax losses of $15 million for these transactions.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended March 31, 2024 and 2023 were $445 million and $379 million, respectively, and the effective tax rate was 21.8% for both periods. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $69 million and $74 million for the quarters ended March 31, 2024 and 2023, respectively.

Our gross unrecognized tax benefits were $650 million, excluding accrued interest of $189 million, as of March 31, 2024 ($639 million and $177 million, respectively, as of December 31, 2023). Unrecognized tax benefits of $331 million ($320 million as of December 31, 2023) would affect the effective rate, if recognized.

At March 31, 2024, the Internal Revenue Service (“IRS”) was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns for certain affiliates. We are also subject to examination by the IRS for tax years after 2019 as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2024 and 2023 (dollars and shares in millions, except per share amounts):

	2024	2023
Net income attributable to HCA Healthcare, Inc.	$1,591	$1,363

Weighted average common shares outstanding	264.435	276.910
Effect of dilutive incremental shares	3.581	4.051
Shares used for diluted earnings per share	268.016	280.961
Earnings per share:
Basic earnings	$6.01	$4.92
Diluted earnings	$5.93	$4.85

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2024 and December 31, 2023 follows (dollars in millions):

	March 31, 2024
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$402	$—	$(30)	$372
Money market funds and other	194	—	—	194
	$596	$—	$(30)	566
Amounts classified as current assets				(95)
Investment carrying value				$471

	December 31, 2023
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$404	$1	$(29)	$376
Money market funds and other	188	—	—	188
	$592	$1	$(29)	564
Amounts classified as current assets				(87)
Investment carrying value				$477

At March 31, 2024 and December 31, 2023, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income or loss.

Scheduled maturities of investments in debt securities at March 31, 2024 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$14	$14
Due after one year through five years	147	141
Due after five years through ten years	161	143
Due after ten years	80	74
	$402	$372

The average expected maturity of the investments in debt securities at March 31, 2024 was 5.0 years, compared to the average scheduled maturity of 8.7 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$372	$—	$372	$—
Money market funds and other	194	194	—	—
Investments of insurance subsidiaries	566	194	372	—
Less amounts classified as current assets	(95)	(95)	—	—
	$471	$99	$372	$—

	December 31, 2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$376	$—	$376	$—
Money market funds and other	188	188	—	—
Investments of insurance subsidiaries	564	188	376	—
Less amounts classified as current assets	(87)	(87)	—	—
	$477	$101	$376	$—

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The estimated fair value of our long-term debt was $38.626 billion and $38.253 billion at March 31, 2024 and December 31, 2023, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $40.572 billion and $39.926 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 7 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2024 and December 31, 2023, including related interest rates at March 31, 2024 follows (dollars in millions):

	March 31, 2024	December 31, 2023
Senior secured asset-based revolving credit facility	$—	$1,880
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 6.8%)	1,294	1,313
Other senior secured debt (effective interest rate of 4.1%)	1,012	967
Senior secured debt	2,306	4,160
Senior unsecured notes (effective interest rate of 5.1%)	38,266	35,766
Debt issuance costs and discounts	(381)	(333)
Total debt (average life of 11.2 years, rates averaging 5.1%)	40,191	39,593
Less amounts due within one year	3,028	2,424
	$37,163	$37,169

During February 2024, we issued $4.500 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.450% senior notes due 2031, (ii) $1.300 billion aggregate principal amount of 5.600% senior notes due 2034, (iii) $1.500 billion aggregate principal amount of 6.000% senior notes due 2054 and (iv) $700 million aggregate principal amount of 6.100% senior notes due 2064. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes. During March 2024, we repaid all of the $2.000 billion aggregate principal amount of 5.000% senior notes due 2024 at maturity.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — CONTINGENCIES (continued)

Texas operates a state Medicaid program pursuant to a waiver from the Centers for Medicare & Medicaid Services (“CMS”) under Section 1115 of the Social Security Act (the “Program”). The Program includes uncompensated-care pools; payments from these pools are intended to defray the uncompensated costs of services provided by our and other hospitals to Medicaid eligible or uninsured individuals. Separately, we and other hospitals provide charity care services in several communities in the state. In 2018, the Civil Division of the U.S. Department of Justice and the U.S. Attorney’s Office for the Southern District of Texas requested information about whether the Program, as operated in Harris County, complied with the laws and regulations applicable to provider related donations, and the Company cooperated with that request. On May 21, 2019, a qui tam lawsuit asserting violations of the FCA and the Texas Medicaid Fraud Prevention Act related to the Program, as operated in Harris County, was unsealed by the U.S. District Court for the Southern District of Texas. Both the federal and state governments declined to intervene in the qui tam lawsuit. On December 14, 2023, the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal of relator’s claims by the U.S. District Court for the Southern District of Texas. The relator did not appeal that dismissal by the required deadline, and the Company considers this matter closed.

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2024 and January 2023, our Board of Directors authorized share repurchase programs for up to $6 billion and $3 billion, respectively, of our outstanding common stock. During the quarter ended March 31, 2024, we repurchased 3.894 million shares of our common stock at an average price of $303.06 per share through market purchases pursuant to the January 2023 authorization (which was completed during the first quarter of 2024) and the January 2024 authorization. At March 31, 2024, we had $5.595 billion of repurchase authorization available under the January 2024 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2023	$(22)	$(339)	$(64)	$(425)
Unrealized losses on available-for-sale securities, net of $1 income tax benefit	(1)			(1)
Foreign currency translation adjustments, net of $1 income tax benefit		(7)		(7)
Balances at March 31, 2024	$(23)	$(346)	$(64)	$(433)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, American and Atlantic Groups. At March 31, 2024, the National Group included 56 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia, the American Group included 62 hospitals located in Colorado, central Kansas, Louisiana and Texas, and the Atlantic Group included 62 hospitals located in Florida, Georgia, northern Kansas, Missouri and South Carolina. We also operate eight hospitals in England, and these facilities are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains and losses on sales of facilities, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings or losses of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters ended March 31, 2024 and 2023 are summarized in the following table (dollars in millions):

	2024	2023
Revenues:
National Group	$4,795	$4,616	(1)
Atlantic Group	5,677	5,109
American Group	5,914	5,199
Corporate and other	953	667
	$17,339	$15,591
Equity in (earnings) losses of affiliates:
National Group	$(1)	$(1)
Atlantic Group	(1)	(1)
American Group	(13)	(12)
Corporate and other	17	32
	$2	$18
Adjusted segment EBITDA:
National Group	$1,068	$1,149	(1)
Atlantic Group	1,289	1,086
American Group	1,320	1,133
Corporate and other	(324)	(196)
	$3,353	$3,172
Depreciation and amortization:
National Group	$212	$207
Atlantic Group	258	239
American Group	255	237
Corporate and other	70	73
	$795	$756

Adjusted segment EBITDA	$3,353	$3,172
Depreciation and amortization	795	756
Interest expense	512	479
Losses (gains) on sales of facilities	(201)	15
Income before income taxes	$2,247	$1,922

___________

(1) Includes $145 million related to resolving certain disputed claims from prior years with a commercial payer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures that contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry); changes in revenues due to declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions (including as a result of geopolitical disruptions); and the impact of potential federal government shutdowns, (2) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including, but not limited to, proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 as a result of the federal budget deficit impact of the American Rescue Plan Act of 2021, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, attain expected levels of patient volumes and revenues, and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or state directed payments that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, including but not limited to developments related to COVID-19, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, including the data security incident disclosed in July 2023, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (23) the impact of natural disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, (24) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, (25) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, and (26) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2024 Operations Summary

Revenues increased to $17.339 billion in the first quarter of 2024 from $15.591 billion in the first quarter of 2023. Net income attributable to HCA Healthcare, Inc. totaled $1.591 billion, or $5.93 per diluted share, for the quarter ended March 31, 2024, compared to $1.363 billion, or $4.85 per diluted share, for the quarter ended March 31, 2023. First quarter results for 2024 and 2023 include gains on sales of facilities of $201 million, or $0.57 per diluted share, and losses on sales of facilities of $15 million, or $0.08 per diluted share, respectively. During the first quarter of 2023, revenues include $145 million related to resolving certain disputed claims from prior years with a commercial payer. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 268.016 million shares for the quarter ended March 31, 2024 and 280.961 million shares for the quarter ended March 31, 2023. During 2023 and the first quarter of 2024, we repurchased 14.465 million shares and 3.894 million shares, respectively, of our common stock.

Revenues increased 11.2% on a consolidated basis and 8.8% on a same facility basis for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023. The increase in consolidated revenues can be primarily attributed to the combined impact of a 7.1% increase in equivalent admissions and a 3.9% increase in revenue per equivalent admission. The same facility revenues increase primarily resulted from the combined impact of a 5.2% increase in same facility equivalent admissions and a 3.5% increase in same facility revenue per equivalent admission.

During the quarter ended March 31, 2024, consolidated admissions increased 6.8% and same facility admissions increased 6.2% compared to the quarter ended March 31, 2023. Surgeries declined 0.1% on a consolidated basis and 0.8% on a same facility basis during the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023. Emergency department visits increased 7.8% on a consolidated basis and 7.2% on a same facility basis during the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023. Consolidated and same facility uninsured admissions increased 3.1% and 2.4%, respectively, for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023.

Cash flows from operating activities increased $666 million, from $1.803 billion for the first quarter of 2023 to $2.469 billion for the first quarter of 2024. The increase in cash provided by operating activities was primarily related to the combined impact of changes in working capital items of $512 million (primarily related to accounts payable and accrued expenses) and an $83 million increase in net income, excluding losses and gains on sales of facilities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 11.2% from $15.591 billion in the first quarter of 2023 to $17.339 billion in the first quarter of 2024. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2024 and 2023 are summarized in the following table (dollars in millions):

	2024	Ratio	2023	Ratio
Medicare	$2,838	16.4%	$2,738	17.6%
Managed Medicare	3,026	17.4	2,559	16.4
Medicaid	1,000	5.8	735	4.7
Managed Medicaid	978	5.6	913	5.9
Managed care and insurers	8,545	49.2	7,623	48.9
International (managed care and insurers)	412	2.4	375	2.4
Other	540	3.2	648	4.1
Revenues	$17,339	100.0%	$15,591	100.0%

Consolidated and same facility revenue per equivalent admission increased 3.9% and 3.5%, respectively, in the first quarter of 2024, compared to the first quarter of 2023. Consolidated and same facility equivalent admissions increased 7.1% and 5.2%, respectively, in the first quarter of 2024, compared to the first quarter of 2023. Consolidated and same facility outpatient surgeries declined 1.2% and 2.1%, respectively, in the first quarter of 2024, compared to the first quarter of 2023. Consolidated and same facility inpatient surgeries increased 2.3% and 1.7%, respectively, in the first quarter of 2024, compared to the first quarter of 2023. Consolidated and same facility emergency department visits increased 7.8% and 7.2%, respectively, in the first quarter of 2024, compared to the first quarter of 2023.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2024 and 2023 follows (dollars in millions):

	2024	2023
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$14,779	$13,157
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.1%	10.4%
Total uncompensated care	$10,002	$7,991
Multiply by the cost-to-charges ratio	10.1%	10.4%
Estimated cost of total uncompensated care	$1,010	$831

Same facility uninsured admissions increased 2.4%, in the first quarter of 2024 compared to the first quarter of 2023. Same facility uninsured admissions in 2023, compared to 2022, increased 3.2% in the fourth quarter, increased 3.3% in the third quarter, declined 6.6% in the second quarter and declined 1.1% in the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters ended March 31, 2024 and 2023 are set forth in the following table.

	2024	2023
Medicare	20%	22%
Managed Medicare	27	25
Medicaid	4	4
Managed Medicaid	12	13
Managed care and insurers	31	30
Uninsured	6	6
	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters ended March 31, 2024 and 2023 are set forth in the following table.

	2024	2023
Medicare	21%	24%
Managed Medicare	20	19
Medicaid	9	7
Managed Medicaid	6	6
Managed care and insurers	44	44
	100%	100%

At March 31, 2024, we had 98 hospitals in the states of Texas and Florida. During the quarter ended March 31, 2024, 59% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 74% of our uninsured admissions during the quarter ended March 31, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following is a comparative summary of results of operations for the quarters ended March 31, 2024 and 2023 (dollars in millions):

	2024		2023
	Amount	Ratio	Amount	Ratio
Revenues	$17,339	100.0	$15,591	100.0

Salaries and benefits	7,707	44.4	7,084	45.4
Supplies	2,671	15.4	2,423	15.5
Other operating expenses	3,606	20.9	2,894	18.7
Equity in losses of affiliates	2	—	18	0.1
Depreciation and amortization	795	4.5	756	4.8
Interest expense	512	3.0	479	3.1
Losses (gains) on sales of facilities	(201)	(1.2)	15	0.1
	15,092	87.0	13,669	87.7
Income before income taxes	2,247	13.0	1,922	12.3
Provision for income taxes	445	2.6	379	2.4
Net income	1,802	10.4	1,543	9.9
Net income attributable to noncontrolling interests	211	1.2	180	1.2
Net income attributable to HCA Healthcare, Inc.	$1,591	9.2	$1,363	8.7
% changes from prior year:
Revenues	11.2%		4.3%
Income before income taxes	16.9		5.9
Net income attributable to HCA Healthcare, Inc.	16.7		7.1
Admissions(a)	6.8		3.6
Equivalent admissions(b)	7.1		6.7
Revenue per equivalent admission	3.9		(2.2)
Same facility % changes from prior year(c):
Revenues	8.8		5.1
Admissions(a)	6.2		4.4
Equivalent admissions(b)	5.2		7.5
Revenue per equivalent admission	3.5		(2.3)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2024 and 2023

Revenues increased to $17.339 billion in the first quarter of 2024 from $15.591 billion in the first quarter of 2023. Net income attributable to HCA Healthcare, Inc. totaled $1.591 billion, or $5.93 per diluted share, for the quarter ended March 31, 2024, compared to $1.363 billion, or $4.85 per diluted share, for the quarter ended March 31, 2023. First quarter results for 2024 and 2023 include gains on sales of facilities of $201 million, or $0.57 per diluted share, and losses on sales of facilities of $15 million, or $0.08 per diluted share, respectively. During the first quarter of 2023, revenues include $145 million related to resolving certain disputed claims from prior years with a commercial payer. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 268.016 million shares for the quarter ended March 31, 2024 and 280.961 million shares for the quarter ended March 31, 2023. During 2023 and the first quarter of 2024, we repurchased 14.465 million shares and 3.894 million shares, respectively, of our common stock.

Revenues increased 11.2% on a consolidated basis and 8.8% on a same facility basis for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023. The increase in consolidated revenues can be primarily attributed to the combined impact of a 7.1% increase in equivalent admissions and a 3.9% increase in revenue per equivalent admission. The same facility revenues increase primarily resulted from the combined impact of a 5.2% increase in same facility equivalent admissions and a 3.5% increase in same facility revenue per equivalent admission.

Salaries and benefits, as a percentage of revenues, were 44.4% in the first quarter of 2024 and 45.4% in the first quarter of 2023. Salaries and benefits per equivalent admission increased 1.6% in the first quarter of 2024 compared to the first quarter of 2023. Same facility salaries and benefits per full time equivalent increased 1.5% for the first quarter of 2024 compared to the first quarter of 2023. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. While these costs have declined compared to the prior year period, future costs may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.4% in the first quarter of 2024 and 15.5% in the first quarter of 2023. Supply costs per equivalent admission increased 3.0% in the first quarter of 2024 compared to the first quarter of 2023. Supply costs per equivalent admission increased 2.7% for medical devices and increased 3.6% for general medical and surgical items and declined 1.0% for pharmacy supplies in the first quarter of 2024 compared to the first quarter of 2023.

Other operating expenses, as a percentage of revenues, were 20.9% in the first quarter of 2024 and 18.7% in the first quarter of 2023. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 2.2% increase in other operating expenses, as a percentage of revenues, for the first quarter of 2024, compared to the first quarter of 2023, was primarily related to increased costs for professional fees and state provider fees in certain states. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $156 million and $144 million for the first quarters of 2024 and 2023, respectively.

Equity in losses of affiliates was $2 million and $18 million in the first quarters of 2024 and 2023, respectively. The loss for 2023 was primarily related to a physician group entity investment.

Depreciation and amortization increased $39 million, from $756 million in the first quarter of 2023 to $795 million in the first quarter of 2024. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $512 million in the first quarter of 2024 and $479 million in the first quarter of 2023. Our average debt balance was $40.383 billion for the first quarter of 2024 compared to $38.513 billion for the first quarter of 2023. The average effective interest rate for our long-term debt was 5.1% and 5.0%, respectively, for the quarters ended March 31, 2024 and 2023.

During the first quarters of 2024 and 2023, we recorded gains on sales of facilities of $201 million and losses on sales of facilities of $15 million, respectively. The gain for 2024 was primarily related to the sale of a hospital facility in California.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2024 and 2023 (continued)

The effective tax rate was 21.8% for both the first quarters of 2024 and 2023. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first quarters of 2024 and 2023 included tax benefits of $69 million and $74 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests increased from $180 million for the first quarter of 2023 to $211 million for the first quarter of 2024. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.469 billion in the first quarter of 2024 compared to $1.803 billion in the first quarter of 2023. The $666 million increase in cash provided by operating activities, in the first quarter of 2024 compared to the first quarter of 2023, related primarily to the combined impact of changes in working capital items of $512 million (primarily related to accounts payable and accrued expenses) and an $83 million increase in net income, excluding losses and gains on sales of facilities. The combination of interest payments and net income tax payments in the first quarters of 2024 and 2023 totaled $539 million and $581 million, respectively. Working capital totaled $2.141 billion at March 31, 2024 and $2.272 billion at December 31, 2023.

Cash used in investing activities was $903 million in the first quarter of 2024 compared to $1.151 billion in the first quarter of 2023. Excluding acquisitions, capital expenditures were $1.118 billion in the first quarter of 2024 and $1.197 billion in the first quarter of 2023. Planned capital expenditures are expected to approximate between $5.1 billion and $5.3 billion in 2024. At March 31, 2024, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $4.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $1.216 billion in the first quarter of 2024, compared to $725 million in the first quarter of 2023. During the first quarter of 2024, net cash flows used in financing activities included a net increase of $537 million in our indebtedness, payment of dividends of $185 million, repurchase of common stock of $1.180 billion and distributions to noncontrolling interests of $152 million. During the first quarter of 2023, net cash flows used in financing activities included a net increase of $690 million in our indebtedness, payment of dividends of $175 million, repurchase of common stock of $846 million and distributions to noncontrolling interests of $187 million.

During February 2024, we issued $4.500 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.450% senior notes due 2031, (ii) $1.300 billion aggregate principal amount of 5.600% senior notes due 2034, (iii) $1.500 billion aggregate principal amount of 6.000% senior notes due 2054 and (iv) $700 million aggregate principal amount of 6.100% senior notes due 2064. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes. During March 2024, we repaid all of the $2.000 billion aggregate principal amount of 5.000% senior notes due 2024 at maturity.

We have significant debt service requirements. Our debt totaled $40.191 billion at March 31, 2024. Our interest expense was $512 million for the first quarter of 2024 and $479 million for the first quarter of 2023.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($7.987 billion available as of both March 31, 2024 and April 30, 2024) and anticipated access to public and private debt markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $566 million and $564 million at March 31, 2024 and December 31, 2023, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $96 million and $121 million at March 31, 2024 and December 31, 2023, respectively. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.956 billion and $1.926 billion at March 31, 2024 and December 31, 2023, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $534 million. We estimate that approximately $499 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for the foreseeable future.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $566 million at March 31, 2024. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At March 31, 2024, we had unrealized losses of $30 million on the insurance subsidiaries’ investments.

We are exposed to market risk related to market illiquidity. Investments in debt and equity securities held by our insurance subsidiaries could be impaired by the inability to access the capital markets. Should the insurance subsidiaries require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. We may be required to recognize credit-related impairments on our investment securities in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue-specific factors.

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $1.294 billion of long-term debt at March 31, 2024 was subject to variable rates of interest, while the remaining balance of long-term debt of $38.897 billion at March 31, 2024 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. The average effective interest rate for our long-term debt was 5.1% and 5.0% for the quarters ended March 31, 2024 and 2023, respectively.

The estimated fair value of our total long-term debt was $38.626 billion at March 31, 2024. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $13 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Examinations

At March 31, 2024, the Internal Revenue Service (“IRS”) was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns for certain affiliates. We are also subject to examination by the IRS for tax years after 2019 as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2024	2023
Number of hospitals in operation at:
March 31	188	180
June 30		182
September 30		183
December 31		186
Number of freestanding outpatient surgical centers in operation at:
March 31	121	126
June 30		126
September 30		126
December 31		124
Licensed hospital beds at(a):
March 31	49,724	48,891
June 30		49,063
September 30		49,279
December 31		49,588
Weighted average beds in service(b):
Quarter:
First	42,564	41,684
Second		41,802
Third		41,927
Fourth		42,072
Year		41,873
Average daily census(c):
Quarter:
First	30,567	29,310
Second		28,116
Third		28,396
Fourth		29,069
Year		28,721
Admissions(d):
Quarter:
First	560,869	525,235
Second		522,996
Third		537,943
Fourth		544,554
Year		2,130,728
Equivalent admissions(e):
Quarter:
First	981,521	916,535
Second		938,834
Third		958,504
Fourth		974,561
Year		3,788,434
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second		4.9
Third		4.9
Fourth		4.9
Year		4.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2024	2023
Emergency room visits(g):
Quarter:
First	2,428,914	2,252,669
Second		2,294,205
Third		2,343,514
Fourth		2,452,395
Year		9,342,783
Outpatient surgeries(h):
Quarter:
First	252,835	255,971
Second		263,601
Third		254,557
Fourth		270,286
Year		1,044,415
Inpatient surgeries(i):
Quarter:
First	133,398	130,460
Second		132,447
Third		133,521
Fourth		132,417
Year		528,845
Days revenues in accounts receivable(j):
Quarter:
First	53	50
Second		50
Third		52
Fourth		53
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second		40%
Third		37%
Fourth		38%
Year		38%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in “Note 8 – Contingencies” in the notes to the condensed consolidated financial statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2023, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2024 and January 2023, our Board of Directors authorized share repurchase programs for up to $6 billion and $3 billion, respectively, of our outstanding common stock. During the quarter ended March 31, 2024, we repurchased 3,893,746 shares of our common stock at an average price of $303.06 per share through market purchases pursuant to the January 2023 authorization (which was completed during the first quarter of 2024) and the January 2024 authorization. At March 31, 2024, we had $5.595 billion of repurchase authorization available under the January 2024 authorization.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2024 through March 31, 2024 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 2024	1,426,082	$280.50	1,426,082	$6.375
February 2024	1,227,827	$309.50	1,227,827	$5.995
March 2024	1,239,837	$322.63	1,239,837	$5.595
Total for first quarter 2024	3,893,746	$303.06	3,893,746

On April 25, 2024, our Board of Directors declared a quarterly dividend of $0.66 per share on our common stock payable on June 28, 2024 to stockholders of record at the close of business on June 14, 2024. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 37, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.2	—

Supplemental Indenture No. 38, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.3	—

Supplemental Indenture No. 39, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.4	—

Supplemental Indenture No. 40, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.5	—	Form of 5.450% Senior Notes due 2031(included in Exhibit 4.1).

4.6	—	Form of 5.600% Senior Notes due 2034 (included in Exhibit 4.2).

4.7	—	Form of 6.000% Senior Notes due 2054 (included in Exhibit 4.3).

4.8	—	Form of 6.100% Senior Notes due 2064 (included in Exhibit 4.4).

10.1	—

HCA Healthcare, Inc. 2024 Executive Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2024, and incorporated herein by reference).*

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 2, 2024, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, (ii) the condensed consolidated income statements for the quarters ended March 31, 2024 and 2023, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2024 and 2023, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters ended March 31, 2024 and 2023, (v) the condensed consolidated statements of cash flows for the quarters ended March 31, 2024 and 2023 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ Michael A. Marks
Michael A. Marks
Executive Vice President and Chief Financial Officer

Date: May 2, 2024