Form 10-Q
period 2024-06-30
HCA Healthcare, Inc.
filed 2024-07-29
CIK 860730

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 22, 2024
Voting common stock, $.01 par value	258,073,500 shares

HCA HEALTHCARE, INC.

Form 10-Q

June 30, 2024

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2024	2023	2024	2023
Revenues	$17,492	$15,861	$34,831	$31,452

Salaries and benefits	7,685	7,277	15,392	14,361
Supplies	2,634	2,478	5,305	4,901
Other operating expenses	3,623	3,043	7,229	5,937
Equity in losses of affiliates	—	7	2	25
Depreciation and amortization	819	763	1,614	1,519
Interest expense	506	485	1,018	964
Losses (gains) on sales of facilities	(12)	(1)	(213)	14
	15,255	14,052	30,347	27,721
Income before income taxes	2,237	1,809	4,484	3,731
Provision for income taxes	550	397	995	776
Net income	1,687	1,412	3,489	2,955
Net income attributable to noncontrolling interests	226	219	437	399
Net income attributable to HCA Healthcare, Inc.	$1,461	$1,193	$3,052	$2,556
Per share data:
Basic earnings	$5.60	$4.35	$11.61	$9.27
Diluted earnings	$5.53	$4.29	$11.47	$9.14
Shares used in earnings per share calculations (in millions):
Basic	261.156	274.494	262.795	275.695
Diluted	264.071	278.198	266.044	279.573

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2024	2023	2024	2023
Net income	$1,687	$1,412	$3,489	$2,955
Other comprehensive income (loss) before taxes:
Foreign currency translation	1	20	(7)	38
Unrealized (losses) gains on available-for-sale securities	(1)	(5)	(3)	2
Other comprehensive income (loss) before taxes	—	15	(10)	40
Income taxes (benefits) related to other comprehensive income items	—	1	(2)	6
Other comprehensive income (loss)	—	14	(8)	34
Comprehensive income	1,687	1,426	3,481	2,989
Comprehensive income attributable to noncontrolling interests	226	219	437	399
Comprehensive income attributable to HCA Healthcare, Inc.	$1,461	$1,207	$3,044	$2,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$831	$935
Accounts receivable	10,239	9,958
Inventories	1,800	2,021
Other	2,303	2,013
	15,173	14,927

Property and equipment, at cost	60,625	58,548
Accumulated depreciation	(31,986)	(30,833)
	28,639	27,715

Investments of insurance subsidiaries	483	477
Investments in and advances to affiliates	702	756
Goodwill and other intangible assets	9,963	9,945
Right-of-use operating lease assets	2,179	2,207
Other	240	184
	$57,379	$56,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,029	$4,233
Accrued salaries	1,993	2,127
Other accrued expenses	3,705	3,871
Long-term debt due within one year	4,574	2,424
	14,301	12,655

Long-term debt, less debt issuance costs and discounts of $371 and $333	36,306	37,169
Professional liability risks	1,573	1,557
Right-of-use operating lease obligations	1,894	1,903
Income taxes and other liabilities	1,966	1,867

Stockholders’ equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 259,237,600 shares — 2024 and 265,537,300 shares — 2023	3	3
Accumulated other comprehensive loss	(433)	(425)
Retained deficit	(1,170)	(1,352)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(1,600)	(1,774)
Noncontrolling interests	2,939	2,834
	1,339	1,060
	$57,379	$56,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2022	277.378	$3	$—	$(490)	$(2,280)	$2,694	$(73)
Comprehensive income				20	1,363	180	1,563
Repurchase of common stock	(3.340)				(849)		(849)
Share-based benefit plans	1.902				(87)		(87)
Cash dividends declared ($0.60 per share)					(168)		(168)
Distributions						(187)	(187)
Other					(7)	40	33
Balances, March 31, 2023	275.940	3	—	(470)	(2,028)	2,727	232
Comprehensive income				14	1,193	219	1,426
Repurchase of common stock	(3.311)				(924)		(924)
Share-based benefit plans	0.303				72		72
Cash dividends declared ($0.60 per share)					(165)		(165)
Distributions						(155)	(155)
Other					2	(27)	(25)
Balances, June 30, 2023	272.932	3	—	(456)	(1,850)	2,764	461
Comprehensive income (loss)				(35)	1,079	196	1,240
Repurchase of common stock	(4.167)		(86)		(1,065)		(1,151)
Share-based benefit plans	0.202		86		15		101
Cash dividends declared ($0.60 per share)					(164)		(164)
Distributions						(155)	(155)
Other					(4)	29	25
Balances, September 30, 2023	268.967	3	—	(491)	(1,989)	2,834	357
Comprehensive income				66	1,607	254	1,927
Repurchase of common stock	(3.647)		(86)		(832)		(918)
Share-based benefit plans	0.217		86				86
Cash dividends declared ($0.60 per share)					(161)		(161)
Distributions						(143)	(143)
Other					23	(111)	(88)
Balances, December 31, 2023	265.537	3	—	(425)	(1,352)	2,834	1,060
Comprehensive income (loss)				(8)	1,591	211	1,794
Repurchase of common stock	(3.894)				(1,187)		(1,187)
Share-based benefit plans	1.573				(68)		(68)
Cash dividends declared ($0.66 per share)					(176)		(176)
Distributions						(152)	(152)
Other					7	(8)	(1)
Balances, March 31, 2024	263.216	3	—	(433)	(1,185)	2,885	1,270
Comprehensive income				—	1,461	226	1,687
Repurchase of common stock	(4.217)		(68)		(1,312)		(1,380)
Share-based benefit plans	0.239		68		68		136
Cash dividends declared ($0.66 per share)					(174)		(174)
Distributions						(186)	(186)
Other					(28)	14	(14)
Balances, June 30, 2024	259.238	$3	$—	$(433)	$(1,170)	$2,939	$1,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Unaudited

(Dollars in millions)

	2024	2023
Cash flows from operating activities:
Net income	$3,489	$2,955
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(285)	306
Inventories and other assets	(68)	(301)
Accounts payable and accrued expenses	(459)	(505)
Depreciation and amortization	1,614	1,519
Income taxes	(4)	3
Losses (gains) on sales of facilities	(213)	14
Amortization of debt issuance costs and discounts	17	17
Share-based compensation	199	133
Other	150	137
Net cash provided by operating activities	4,440	4,278
Cash flows from investing activities:
Purchase of property and equipment	(2,399)	(2,438)
Acquisition of hospitals and health care entities	(131)	(124)
Sales of hospitals and health care entities	311	172
Change in investments	(14)	(16)
Other	(2)	(2)
Net cash used in investing activities	(2,235)	(2,408)
Cash flows from financing activities:
Issuance of long-term debt	4,483	3,218
Net change in revolving credit facilities	(1,030)	(1,840)
Repayment of long-term debt	(2,269)	(608)
Distributions to noncontrolling interests	(338)	(342)
Payment of debt issuance costs	(40)	(30)
Payment of dividends	(356)	(339)
Repurchase of common stock	(2,547)	(1,761)
Other	(212)	(221)
Net cash used in financing activities	(2,309)	(1,923)
Effect of exchange rate changes on cash and cash equivalents	—	7
Change in cash and cash equivalents	(104)	(46)
Cash and cash equivalents at beginning of period	935	908
Cash and cash equivalents at end of period	$831	$862
Interest payments	$943	$925
Income tax payments, net	$999	$773

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2024, these affiliates owned and operated 188 hospitals, 123 freestanding surgery centers, 23 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $100 million and $82 million for the quarters ended June 30, 2024 and 2023, respectively, and $190 million and $164 million for the six months ended June 30, 2024 and 2023, respectively. Operating results for the quarter and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2024 and 2023 are summarized in the following table (dollars in millions):

	Quarter
	2024	Ratio	2023	Ratio
Medicare	$2,621	15.0%	$2,567	16.2%
Managed Medicare	2,913	16.7	2,541	16.0
Medicaid	1,108	6.3	742	4.7
Managed Medicaid	1,033	5.9	894	5.6
Managed care and insurers	8,549	48.8	7,830	49.4
International (managed care and insurers)	416	2.4	377	2.4
Other	852	4.9	910	5.7
Revenues	$17,492	100.0%	$15,861	100.0%

	Six Months
	2024	Ratio	2023	Ratio
Medicare	$5,459	15.7%	$5,305	16.9%
Managed Medicare	5,939	17.0	5,100	16.2
Medicaid	2,108	6.1	1,477	4.7
Managed Medicaid	2,011	5.8	1,807	5.7
Managed care and insurers	17,094	49.0	15,453	49.2
International (managed care and insurers)	828	2.4	752	2.4
Other	1,392	4.0	1,558	4.9
Revenues	$34,831	100.0%	$31,452	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2024 and 2023 follows (dollars in millions):

	Quarter		Six Months
	2024	2023	2024	2023
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$14,761	$13,561	$29,540	$26,718
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.1%	10.5%	10.1%	10.5%
Total uncompensated care	$10,611	$8,483	$20,613	$16,474
Multiply by the cost-to-charges ratio	10.1%	10.5%	10.1%	10.5%
Estimated cost of total uncompensated care	$1,072	$899	$2,082	$1,730

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The total uncompensated care amounts include charity care of $4.112 billion and $3.558 billion, respectively, and the related estimated costs of charity care were $415 million and $377 million, respectively, for the quarters ended June 30, 2024 and 2023. The total uncompensated care amounts include charity care of $8.090 billion and $7.153 billion, respectively, and the related estimated costs of charity care were $817 million and $751 million, respectively, for the six months ended June 30, 2024 and 2023.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2024, we paid $50 million to acquire two hospital facilities in Texas and $81 million to acquire nonhospital health care entities. During the six months ended June 30, 2023, we paid $83 million to acquire a hospital facility in Texas and $41 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the six months ended June 30, 2024, we received proceeds of $297 million for the sale of a hospital facility in California and $14 million related to sales of real estate and other health care entity investments. We recognized pretax gains of $213 million for these transactions. During the six months ended June 30, 2023, we received proceeds of $163 million for the sale of two hospital facilities in Louisiana. During the six months ended June 30, 2023, we received proceeds of $9 million related to sales of real estate and other health care entity investments. We recognized pretax losses of $14 million for these transactions.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended June 30, 2024 and 2023 were $550 million and $397 million, respectively, and the effective tax rates were 27.4% and 24.9%, respectively. Our provisions for income taxes for the six months ended June 30, 2024 and 2023 were $995 million and $776 million, respectively, and the effective tax rates were 24.6% and 23.3%, respectively. The increase in the effective tax rate for the quarter and six months ended June 30, 2024 is related primarily to adjustments to our liability for unrecognized tax benefits. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $79 million and $85 million for the six months ended June 30, 2024 and 2023, respectively.

Our gross unrecognized tax benefits were $711 million, excluding accrued interest and penalties of $243 million, as of June 30, 2024 ($639 million and $177 million, respectively, as of December 31, 2023). Unrecognized tax benefits of $443 million ($320 million as of December 31, 2023) would affect the effective rate, if recognized.

At June 30, 2024, the Internal Revenue Service (“IRS”) was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns of certain affiliates. We are also subject to examination by the IRS for tax years after 2019 as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2024 and 2023 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2024	2023	2024	2023
Net income attributable to HCA Healthcare, Inc.	$1,461	$1,193	$3,052	$2,556

Weighted average common shares outstanding	261.156	274.494	262.795	275.695
Effect of dilutive incremental shares	2.915	3.704	3.249	3.878
Shares used for diluted earnings per share	264.071	278.198	266.044	279.573
Earnings per share:
Basic earnings	$5.60	$4.35	$11.61	$9.27
Diluted earnings	$5.53	$4.29	$11.47	$9.14

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2024 and December 31, 2023 follows (dollars in millions):

	June 30, 2024
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$397	$—	$(31)	$366
Money market funds and other	221	—	—	221
	$618	$—	$(31)	587
Amounts classified as current assets				(104)
Investment carrying value				$483

	December 31, 2023
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$404	$1	$(29)	$376
Money market funds and other	188	—	—	188
	$592	$1	$(29)	564
Amounts classified as current assets				(87)
Investment carrying value				$477

At June 30, 2024 and December 31, 2023, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at June 30, 2024 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$29	$29
Due after one year through five years	136	129
Due after five years through ten years	160	142
Due after ten years	72	66
	$397	$366

The average expected maturity of the investments in debt securities at June 30, 2024 was 4.8 years, compared to the average scheduled maturity of 8.5 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$366	$—	$366	$—
Money market funds and other	221	221	—	—
Investments of insurance subsidiaries	587	221	366	—
Less amounts classified as current assets	(104)	(104)	—	—
	$483	$117	$366	$—

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

The estimated fair value of our long-term debt was $39.086 billion and $38.253 billion at June 30, 2024 and December 31, 2023, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $41.251 billion and $39.926 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 7 — LONG-TERM DEBT

A summary of long-term debt at June 30, 2024 and December 31, 2023, including related interest rates at June 30, 2024, follows (dollars in millions):

	June 30, 2024	December 31, 2023
Senior secured asset-based revolving credit facility (effective interest rate of 6.7%)	$850	$1,880
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 6.8%)	1,275	1,313
Other senior secured debt (effective interest rate of 4.2%)	1,010	967
Senior secured debt	3,135	4,160
Senior unsecured notes (effective interest rate of 5.1%)	38,116	35,766
Debt issuance costs and discounts	(371)	(333)
Total debt (average life of 10.8 years, rates averaging 5.1%)	40,880	39,593
Less amounts due within one year	4,574	2,424
	$36,306	$37,169

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

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2024 and 2023, our Board of Directors authorized share repurchase programs for up to $6 billion and $3 billion, respectively, of our outstanding common stock. During the six months ended June 30, 2024, we repurchased 8.111 million shares of our common stock at an average price of $314.03 per share through market purchases pursuant to the January 2023 authorization (which was completed during the first quarter of 2024) and the January 2024 authorization. At June 30, 2024, we had $4.228 billion of repurchase authorization available under the January 2024 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Losses on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2023	$(22)	$(339)	$(64)	$(425)
Unrealized losses on available-for-sale securities, net of $1 income tax benefit	(2)			(2)
Foreign currency translation adjustments, net of $1 income tax benefit		(6)		(6)
Balances at June 30, 2024	$(24)	$(345)	$(64)	$(433)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, American and Atlantic Groups. At June 30, 2024, the National Group included 56 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia; the American Group included 62 hospitals located in Colorado, central Kansas, Louisiana and Texas; and the Atlantic Group included 62 hospitals located in Florida, Georgia, northern Kansas, Missouri and South Carolina. We also operate eight hospitals in England, and these facilities are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains and losses on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings and losses of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2024 and 2023 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2024	2023	2024	2023
Revenues:
National Group	$4,817	$4,372	$9,612	$8,988
Atlantic Group	5,719	5,038	11,396	10,147
American Group	5,978	5,536	11,892	10,735
Corporate and other	978	915	1,931	1,582
	$17,492	$15,861	$34,831	$31,452
Equity in (earnings) losses of affiliates:
National Group	$3	$(1)	$2	$(2)
Atlantic Group	(1)	(1)	(2)	(2)
American Group	(18)	(10)	(31)	(22)
Corporate and other	16	19	33	51
	$—	$7	$2	$25
Adjusted segment EBITDA:
National Group	$1,104	$878	$2,172	$2,027
Atlantic Group	1,314	975	2,603	2,061
American Group	1,420	1,319	2,740	2,452
Corporate and other	(288)	(116)	(612)	(312)
	$3,550	$3,056	$6,903	$6,228
Depreciation and amortization:
National Group	$211	$208	$423	$415
Atlantic Group	261	247	519	486
American Group	267	238	522	475
Corporate and other	80	70	150	143
	$819	$763	$1,614	$1,519

Adjusted segment EBITDA	$3,550	$3,056	$6,903	$6,228
Depreciation and amortization	819	763	1,614	1,519
Interest expense	506	485	1,018	964
Losses (gains) on sales of facilities	(12)	(1)	(213)	14
Income before income taxes	$2,237	$1,809	$4,484	$3,731

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures that contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry); changes in revenues due to declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions (including as a result of geopolitical disruptions); and the impact of potential federal government shutdowns, (2) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including, but not limited to, proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 as a result of the federal budget deficit impact of the American Rescue Plan Act of 2021, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, attain expected levels of patient volumes and revenues, and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or state directed payments, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, including but not limited to developments related to COVID-19, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, including the data security incident disclosed in July 2023, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (23) the impact of natural disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, (24) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, (25) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, (26) the impact of recent decisions of the U.S. Supreme Court regarding the actions of federal agencies, and (27) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2024 Operations Summary

Revenues increased to $17.492 billion in the second quarter of 2024 from $15.861 billion in the second quarter of 2023. Net income attributable to HCA Healthcare, Inc. totaled $1.461 billion, or $5.53 per diluted share, for the quarter ended June 30, 2024, compared to $1.193 billion, or $4.29 per diluted share, for the quarter ended June 30, 2023. Second quarter results for 2024 include gains on sales of facilities of $12 million, or $0.03 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 264.071 million shares for the quarter ended June 30, 2024 and 278.198 million shares for the quarter ended June 30, 2023. During 2023 and the first six months of 2024, we repurchased 14.465 million shares and 8.111 million shares, respectively, of our common stock.

Revenues increased 10.3% on a consolidated basis and 9.9% on a same facility basis for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. The increase in consolidated revenues can be primarily attributed to the combined impact of a 4.1% increase in revenue per equivalent admission and a 6.0% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 4.4% increase in same facility revenue per equivalent admission and a 5.2% increase in same facility equivalent admissions.

During the quarter ended June 30, 2024, consolidated admissions increased 6.0% and same facility admissions increased 5.8% compared to the quarter ended June 30, 2023. Surgeries declined 0.3% on a consolidated basis and 0.5% on a same facility basis during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. Emergency department visits increased 5.3% on a consolidated basis and 5.5% on a same facility basis during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. Consolidated and same facility uninsured admissions increased 4.0% and 3.5%, respectively, for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023.

Cash flows from operating activities declined $504 million, from $2.475 billion for the second quarter of 2023 to $1.971 billion for the second quarter of 2024. The decline in cash provided by operating activities was primarily related to negative changes in working capital items of $824 million, mainly from an increase in accounts receivable and a decrease in accounts payable, and an increase of $232 million in income tax payments, partially offset by an increase in net income of $265 million, excluding gain on sales of facilities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 10.3% from $15.861 billion in the second quarter of 2023 to $17.492 billion in the second quarter of 2024. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2024 and 2023 are summarized in the following table (dollars in millions):

	Quarter
	2024	Ratio	2023	Ratio
Medicare	$2,621	15.0%	$2,567	16.2%
Managed Medicare	2,913	16.7	2,541	16.0
Medicaid	1,108	6.3	742	4.7
Managed Medicaid	1,033	5.9	894	5.6
Managed care and insurers	8,549	48.8	7,830	49.4
International (managed care and insurers)	416	2.4	377	2.4
Other	852	4.9	910	5.7
Revenues	$17,492	100.0%	$15,861	100.0%

	Six Months
	2024	Ratio	2023	Ratio
Medicare	$5,459	15.7%	$5,305	16.9%
Managed Medicare	5,939	17.0	5,100	16.2
Medicaid	2,108	6.1	1,477	4.7
Managed Medicaid	2,011	5.8	1,807	5.7
Managed care and insurers	17,094	49.0	15,453	49.2
International (managed care and insurers)	828	2.4	752	2.4
Other	1,392	4.0	1,558	4.9
Revenues	$34,831	100.0%	$31,452	100.0%

Consolidated and same facility revenue per equivalent admission increased 4.1% and 4.4%, respectively, in the second quarter of 2024, compared to the second quarter of 2023. Consolidated and same facility equivalent admissions increased 6.0% and 5.2%, respectively, in the second quarter of 2024, compared to the second quarter of 2023. Consolidated and same facility outpatient surgeries declined 1.8% and 2.1%, respectively, in the second quarter of 2024, compared to the second quarter of 2023. Consolidated and same facility inpatient surgeries both increased 2.6% in the second quarter of 2024, compared to the second quarter of 2023. Consolidated and same facility emergency department visits increased 5.3% and 5.5%, respectively, in the second quarter of 2024, compared to the second quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2024 and 2023 follows (dollars in millions):

	Quarter		Six Months
	2024	2023	2024	2023
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$14,761	$13,561	$29,540	$26,718
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.1%	10.5%	10.1%	10.5%
Total uncompensated care	$10,611	$8,483	$20,613	$16,474
Multiply by the cost-to-charges ratio	10.1%	10.5%	10.1%	10.5%
Estimated cost of total uncompensated care	$1,072	$899	$2,082	$1,730

Same facility uninsured admissions increased 3.5% in the second quarter of 2024 compared to the second quarter of 2023. Same facility uninsured admissions increased 2.4% in the first quarter of 2024 compared to the first quarter of 2023. Same facility uninsured admissions in 2023, compared to 2022, increased 3.2% in the fourth quarter, increased 3.3% in the third quarter, declined 6.6% in the second quarter and declined 1.1% in the first quarter.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2024 and 2023 are set forth in the following table.

	Quarter		Six Months
	2024	2023	2024	2023
Medicare	20%	21%	20%	21%
Managed Medicare	26	25	26	25
Medicaid	4	4	4	4
Managed Medicaid	11	13	11	13
Managed care and insurers	32	30	32	30
Uninsured	7	7	7	7
	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and six months ended June 30, 2024 and 2023 are set forth in the following table.

	Quarter		Six Months
	2024	2023	2024	2023
Medicare	20%	23%	20%	23%
Managed Medicare	18	18	19	18
Medicaid	10	8	9	8
Managed Medicaid	7	6	7	6
Managed care and insurers	45	45	45	45
	100%	100%	100%	100%

At June 30, 2024, we had 98 hospitals in the states of Texas and Florida. During the quarter ended June 30, 2024, 59% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended June 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some state Medicaid programs use, or have applied to use, waivers granted by the Centers for Medicare & Medicaid Services (“CMS”) to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. We receive supplemental payments in several states. We are aware these supplemental payment programs are regularly reviewed by certain government agencies and some states have made requests to CMS to modify their existing supplemental payment programs. In May 2024, CMS issued a final rule related to Medicaid managed care programs that addresses access, financing and quality within these programs. This final rule addresses aspects of state directed program arrangements with new and updated requirements to ensure a more consistent and transparent approach for participating states. The various elements of the rule take effect between issuance and early 2028. It is possible that these developments, reviews and requests will result in the restructuring of or other significant changes to supplemental payment programs. We are unable to estimate the financial impact that program structure modifications and other program changes, if any, may have on our results of operations.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2024 and 2023 (dollars in millions):

	Quarter
	2024		2023
	Amount	Ratio	Amount	Ratio
Revenues	$17,492	100.0	$15,861	100.0

Salaries and benefits	7,685	43.9	7,277	45.9
Supplies	2,634	15.1	2,478	15.6
Other operating expenses	3,623	20.7	3,043	19.2
Equity in losses of affiliates	—	—	7	—
Depreciation and amortization	819	4.7	763	4.8
Interest expense	506	2.9	485	3.1
Gains on sales of facilities	(12)	(0.1)	(1)	—
	15,255	87.2	14,052	88.6
Income before income taxes	2,237	12.8	1,809	11.4
Provision for income taxes	550	3.2	397	2.5
Net income	1,687	9.6	1,412	8.9
Net income attributable to noncontrolling interests	226	1.2	219	1.4
Net income attributable to HCA Healthcare, Inc.	$1,461	8.4	$1,193	7.5
% changes from prior year:
Revenues	10.3%		7.0%
Income before income taxes	23.7		2.8
Net income attributable to HCA Healthcare, Inc.	22.5		3.3
Admissions(a)	6.0		1.5
Equivalent admissions(b)	6.0		4.0
Revenue per equivalent admission	4.1		2.9
Same facility % changes from prior year(c):
Revenues	9.9		6.2
Admissions(a)	5.8		2.2
Equivalent admissions(b)	5.2		3.7
Revenue per equivalent admission	4.4		2.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2024		2023
	Amount	Ratio	Amount	Ratio
Revenues	$34,831	100.0	$31,452	100.0

Salaries and benefits	15,392	44.2	14,361	45.7
Supplies	5,305	15.2	4,901	15.6
Other operating expenses	7,229	20.8	5,937	18.8
Equity in losses of affiliates	2	—	25	0.1
Depreciation and amortization	1,614	4.6	1,519	4.8
Interest expense	1,018	2.9	964	3.1
Losses (gains) on sales of facilities	(213)	(0.6)	14	—
	30,347	87.1	27,721	88.1
Income before income taxes	4,484	12.9	3,731	11.9
Provision for income taxes	995	2.9	776	2.5
Net income	3,489	10.0	2,955	9.4
Net income attributable to noncontrolling interests	437	1.2	399	1.3
Net income attributable to HCA Healthcare, Inc.	$3,052	8.8	$2,556	8.1
% changes from prior year:
Revenues	10.7%		5.7%
Income before income taxes	20.2		4.4
Net income attributable to HCA Healthcare, Inc.	19.4		5.3
Admissions(a)	6.4		2.6
Equivalent admissions(b)	6.5		5.3
Revenue per equivalent admission	4.0		0.4
Same facility % changes from prior year(c):
Revenues	9.4		5.6
Admissions(a)	6.0		3.3
Equivalent admissions(b)	5.2		5.6
Revenue per equivalent admission	3.9		—

_______

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2024 and 2023

Revenues increased to $17.492 billion in the second quarter of 2024 from $15.861 billion in the second quarter of 2023. Net income attributable to HCA Healthcare, Inc. totaled $1.461 billion, or $5.53 per diluted share, for the quarter ended June 30, 2024, compared to $1.193 billion, or $4.29 per diluted share, for the quarter ended June 30, 2023. Second quarter results for 2024 include gains on sales of facilities of $12 million, or $0.03 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 264.071 million shares for the quarter ended June 30, 2024 and 278.198 million shares for the quarter ended June 30, 2023. During 2023 and the first six months of 2024, we repurchased 14.465 million shares and 8.111 million shares, respectively, of our common stock.

Revenues increased 10.3% on a consolidated basis and 9.9% on a same facility basis for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. The increase in consolidated revenues can be primarily attributed to the combined impact of a 4.1% increase in revenue per equivalent admission and a 6.0% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 4.4% increase in same facility revenue per equivalent admission and a 5.2% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 43.9% in the second quarter of 2024 and 45.9% in the second quarter of 2023. Salaries and benefits were favorably impacted by a 25.7% decline in contract labor during the second quarter of 2024, compared to the second quarter of 2023. Salaries and benefits per equivalent admission declined 0.3% in the second quarter of 2024, compared to the second quarter of 2023. Same facility salaries and benefits per full time equivalent increased 2.2% for the second quarter of 2024, compared to the second quarter of 2023. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. While these costs have declined compared to the prior year period, future costs may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.1% in the second quarter of 2024 and 15.6% in the second quarter of 2023. Supply costs per equivalent admission increased 0.3% in the second quarter of 2024, compared to the second quarter of 2023. Supply costs per equivalent admission increased 3.4% for medical devices and 0.9% for general medical and surgical items and declined 6.8% for pharmacy supplies in the second quarter of 2024, compared to the second quarter of 2023.

Other operating expenses, as a percentage of revenues, were 20.7% in the second quarter of 2024 and 19.2% in the second quarter of 2023. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 1.5% increase in other operating expenses, as a percentage of revenues, for the second quarter of 2024, compared to the second quarter of 2023, was primarily related to increased costs for professional fees and state provider fees in certain states. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $156 million and $144 million for the second quarters of 2024 and 2023, respectively.

Equity in earnings of affiliates totaled less than $1 million in the second quarter of 2024. Equity in losses of affiliates were $7 million in the second quarter of 2023.

Depreciation and amortization increased $56 million, from $763 million in the second quarter of 2023 to $819 million in the second quarter of 2024. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $506 million in the second quarter of 2024 and $485 million in the second quarter of 2023. Our average debt balance was $40.292 billion for the second quarter of 2024, compared to $38.790 billion for the second quarter of 2023. The average effective interest rate for our debt was 5.1% and 5.0%, respectively, for the quarters ended June 30, 2024 and 2023.

During the second quarters of 2024 and 2023, we recorded gains on sales of facilities of $12 million and $1 million, respectively.

The effective tax rates were 27.4% and 24.9% for the second quarters of 2024 and 2023, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The increase in the effective tax rate for the second quarter of 2024 is related primarily to adjustments to our liability for unrecognized tax benefits.

Net income attributable to noncontrolling interests increased from $219 million for the second quarter of 2023 to $226 million for the second quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2024 and 2023

Revenues increased to $34.831 billion in the first six months of 2024 from $31.452 billion in the first six months of 2023. Net income attributable to HCA Healthcare, Inc. totaled $3.052 billion, or $11.47 per diluted share, for the six months ended June 30, 2024, compared to $2.556 billion, or $9.14 per diluted share, for the six months ended June 30, 2023. Results for the first six months of 2024 and 2023 include gains on sales of facilities of $213 million, or $0.61 per diluted share, and losses on sales of facilities of $14 million, or $0.08 per diluted share, respectively. Our provision for income taxes for the first six months of 2024 and 2023 included tax benefits of $79 million, or $0.30 per diluted share, and $85 million, or $0.30 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 266.044 million shares for the six months ended June 30, 2024 and 279.573 million shares for the six months ended June 30, 2023. During 2023 and the first six months of 2024, we repurchased 14.465 million shares and 8.111 million shares, respectively, of our common stock.

Revenues increased 10.7% on a consolidated basis and 9.4% on a same facility basis for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in consolidated revenues can be primarily attributed to the combined impact of a 4.0% increase in revenue per equivalent admission and a 6.5% increase in equivalent admissions. The same facility revenues primarily increase resulted from the combined impact of a 3.9% increase in same facility revenue per equivalent admission and a 5.2% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 44.2% in the first six months of 2024 and 45.7% in the first six months of 2023. Salaries and benefits were favorably impacted by a 23.7% decline in contract labor during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Salaries and benefits per equivalent admission increased 0.6% in the first six months of 2024, compared to the first six months of 2023. Same facility salaries and benefits per full time equivalent increased 1.9% for the first six months of 2024, compared to the first six months of 2023. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. While these costs have declined compared to the prior year period, future costs may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.2% in the first six months of 2024 and 15.6% in the first six months of 2023. Supply costs per equivalent admission increased 1.6% in the first six months of 2024, compared to the first six months of 2023. Supply costs per equivalent admission increased 3.1% for medical devices and 2.3% for general medical and surgical items and declined 3.9% for pharmacy supplies in the first six months of 2024, compared to the first six months of 2023.

Other operating expenses, as a percentage of revenues, were 20.8% in the first six months of 2024 and 18.8% in the first six months of 2023. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 2.0% increase in other operating expenses, as a percentage of revenues, for the first six months of 2024, compared to the first six months of 2023, was primarily related to increased costs for professional fees and state provider fees in certain states. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $312 million and $288 million for the first six months of 2024 and 2023, respectively.

Equity in losses of affiliates was $2 million and $25 million in the first six months of 2024 and 2023, respectively.

Depreciation and amortization increased $95 million, from $1.519 billion in the first six months of 2023 to $1.614 billion in the first six months of 2024. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $1.018 billion in the first six months of 2024 and $964 million in the first six months of 2023. Our average debt balance was $40.359 billion for the first six months of 2024 compared to $38.622 billion for the first six months of 2023. The average effective interest rate for our debt was 5.1% and 5.0%, respectively, for the six months ended June 30, 2024 and 2023.

During the first six months of 2024 and 2023, we recorded gains on sales of facilities of $213 million and losses on sales of facilities of $14 million, respectively. The gain for 2024 was primarily related to the sale of a hospital facility in California.

The effective tax rates were 24.6% and 23.3% for the first six months of 2024 and 2023, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first six months of 2024 and 2023 included tax benefits of $79 million and $85 million, respectively, related to employee equity award settlements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2024 and 2023 (continued)

Net income attributable to noncontrolling interests increased from $399 million for the first six months of 2023 to $437 million for the first six months 2024. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $4.440 billion for the first six months of 2024 compared to $4.278 billion for the first six months of 2023. The $162 million increase in cash provided by operating activities, for the first six months of 2024 compared to the first six months of 2023, related primarily to an increase in net income of $443 million, excluding the non-cash impact of losses and gains on sale of facilities and depreciation and amortization, offset by negative changes in working capital items of $312 million, mainly from an increase in accounts receivable, and an increase in income tax payments. The combination of interest payments and net income tax payments in the first six months of 2024 and 2023 totaled $1.942 billion and $1.698 billion, respectively. Working capital totaled $872 million at June 30, 2024 and $2.272 billion at December 31, 2023 (decline was primarily due to the $2.150 billion increase in long-term debt due within one year).

Cash used in investing activities was $2.235 billion in the first six months of 2024 compared to $2.408 billion in the first six months of 2023. Excluding acquisitions, capital expenditures were $2.399 billion in the first six months of 2024 and $2.438 billion in the first six months of 2023. Planned capital expenditures are expected to approximate between $5.1 billion and $5.3 billion in 2024. At June 30, 2024, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $4.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $2.309 billion in the first six months of 2024, compared to $1.923 billion in the first six months of 2023. During the first six months of 2024, net cash flows used in financing activities included a net increase of $1.184 billion in our indebtedness, payment of dividends of $356 million, repurchase of common stock of $2.547 billion and distributions to noncontrolling interests of $338 million. During the first six months of 2023, net cash flows used in financing activities included a net increase of $770 million in our indebtedness, payment of dividends of $339 million, repurchase of common stock of $1.761 billion and distributions to noncontrolling interests of $342 million.

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

We have significant debt service requirements. Our debt totaled $40.880 billion at June 30, 2024. Our interest expense was $1.018 billion for the first six months of 2024 and $964 million for the first six months of 2023.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($7.137 billion and $7.267 billion available as of June 30, 2024 and July 22, 2024, respectively) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $587 million and $564 million at June 30, 2024 and December 31, 2023, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $105 million and $121 million at June 30, 2024 and December 31, 2023, respectively. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.959 billion and $1.926 billion at June 30, 2024 and December 31, 2023, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $543 million. We estimate that approximately $508 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $587 million at June 30, 2024. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At June 30, 2024, we had unrealized losses of $31 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $2.125 billion of our debt at June 30, 2024 was subject to variable rates of interest, while the remaining debt balance of $38.755 billion at June 30, 2024 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. The average effective interest rate for our debt was 5.1% and 5.0% for the six months ended June 30, 2024 and 2023, respectively.

The estimated fair value of our long-term debt was $39.086 billion at June 30, 2024. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $21 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

At June 30, 2024, the Internal Revenue Service (“IRS”) was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns for certain affiliates. We are also subject to examination by the IRS for tax years after 2019 as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2024	2023
Number of hospitals in operation at:
March 31	188	180
June 30	188	182
September 30		183
December 31		186
Number of freestanding outpatient surgical centers in operation at:
March 31	121	126
June 30	123	126
September 30		126
December 31		124
Licensed hospital beds at(a):
March 31	49,724	48,891
June 30	49,844	49,063
September 30		49,279
December 31		49,588
Weighted average beds in service(b):
Quarter:
First	42,564	41,684
Second	42,624	41,802
Third		41,927
Fourth		42,072
Year		41,873
Average daily census(c):
Quarter:
First	30,567	29,310
Second	29,259	28,116
Third		28,396
Fourth		29,069
Year		28,721
Admissions(d):
Quarter:
First	560,869	525,235
Second	554,456	522,996
Third		537,943
Fourth		544,554
Year		2,130,728
Equivalent admissions(e):
Quarter:
First	981,521	916,535
Second	994,835	938,834
Third		958,504
Fourth		974,561
Year		3,788,434
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	4.8	4.9
Third		4.9
Fourth		4.9
Year		4.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2024	2023
Emergency room visits(g):
Quarter:
First	2,428,914	2,252,669
Second	2,414,960	2,294,205
Third		2,343,514
Fourth		2,452,395
Year		9,342,783
Outpatient surgeries(h):
Quarter:
First	252,835	255,971
Second	258,967	263,601
Third		254,557
Fourth		270,286
Year		1,044,415
Inpatient surgeries(i):
Quarter:
First	133,398	130,460
Second	135,860	132,447
Third		133,521
Fourth		132,417
Year		528,845
Days revenues in accounts receivable(j):
Quarter:
First	53	50
Second	53	50
Third		52
Fourth		53
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second	38%	40%
Third		37%
Fourth		38%
Year		38%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2024 and January 2023, our Board of Directors authorized share repurchase programs for up to $6 billion and $3 billion, respectively, of our outstanding common stock. During the quarter ended June 30, 2024, we repurchased 4,216,861 shares of our common stock at an average price of $324.16 per share through market purchases pursuant to the January 2024 authorization. At June 30, 2024, we had $4.228 billion of repurchase authorization available under the January 2024 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2024 through June 30, 2024 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 2024	1,306,069	$321.58	1,306,069	$5.175
May 2024	1,784,870	$317.63	1,784,870	$4.608
June 2024	1,125,922	$337.51	1,125,922	$4.228
Total for second quarter 2024	4,216,861	$324.16	4,216,861

On July 22, 2024, our Board of Directors declared a quarterly dividend of $0.66 per share on our common stock, payable on September 30, 2024 to stockholders of record at the close of business on September 16, 2024. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On May 7, 2024, Michael S. Cuffe, M.D., the Company’s Executive Vice President and Chief Clinical Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. Dr. Cuffe’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, provides for the potential exercise, subject to minimum market prices, of up to 22,080 vested stock appreciation rights (“SARs”) and the associated sale of shares of our common stock obtained upon exercise of such SARs, in each case between September 10, 2024 and September 10, 2025. The actual number of shares of our common stock that will be received by Dr. Cuffe in connection with the exercise of such SARs and sold pursuant to Dr. Cuffe’s Rule 10b5-1 trading arrangement is not yet determinable as (1) such number will be based on the difference between the share price of our common stock and the SAR exercise price on the date of exercise and (2) such number will be further reduced by shares withheld by the Company to cover the cost of taxes due upon exercise.

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on July 29, 2024, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2024 and 2023, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2024 and 2023, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and six months ended June 30, 2024 and 2023, (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ MICHAEL A. MARKS
Michael A. Marks
Executive Vice President and Chief Financial Officer

Date: July 29, 2024