Form 10-Q
period 2024-09-30
HCA Healthcare, Inc.
filed 2024-10-31
CIK 860730

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 28, 2024
Voting common stock, $.01 par value	253,297,100 shares

HCA HEALTHCARE, INC.

Form 10-Q

September 30, 2024

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2024	2023	2024	2023
Revenues	$17,487	$16,213	$52,318	$47,665

Salaries and benefits	7,861	7,556	23,253	21,917
Supplies	2,657	2,417	7,962	7,318
Other operating expenses	3,717	3,379	10,946	9,316
Equity in (earnings) losses of affiliates	(15)	(19)	(13)	6
Depreciation and amortization	842	769	2,456	2,288
Interest expense	515	483	1,533	1,447
Losses (gains) on sales of facilities	4	(2)	(209)	12
	15,581	14,583	45,928	42,304
Income before income taxes	1,906	1,630	6,390	5,361
Provision for income taxes	424	355	1,419	1,131
Net income	1,482	1,275	4,971	4,230
Net income attributable to noncontrolling interests	212	196	649	595
Net income attributable to HCA Healthcare, Inc.	$1,270	$1,079	$4,322	$3,635
Per share data:
Basic earnings	$4.94	$3.98	$16.57	$13.26
Diluted earnings	$4.88	$3.91	$16.37	$13.07
Shares used in earnings per share calculations (in millions):
Basic	256.763	271.173	260.770	274.171
Diluted	259.917	275.424	263.987	278.173

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2024	2023	2024	2023
Net income	$1,482	$1,275	$4,971	$4,230
Other comprehensive income (loss) before taxes:
Foreign currency translation	55	(35)	48	3
Unrealized gains (losses) on available-for-sale securities	13	(7)	10	(5)

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	(1)	1	(1)	1
	(1)	1	(1)	1

Other comprehensive income (loss) before taxes	67	(41)	57	(1)
Income taxes (benefits) related to other comprehensive income items	12	(6)	10	—
Other comprehensive income (loss)	55	(35)	47	(1)
Comprehensive income	1,537	1,240	5,018	4,229
Comprehensive income attributable to noncontrolling interests	212	196	649	595
Comprehensive income attributable to HCA Healthcare, Inc.	$1,325	$1,044	$4,369	$3,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,888	$935
Accounts receivable	9,915	9,958
Inventories	1,776	2,021
Other	2,083	2,013
	16,662	14,927

Property and equipment, at cost	61,750	58,548
Accumulated depreciation	(32,703)	(30,833)
	29,047	27,715

Investments of insurance subsidiaries	553	477
Investments in and advances to affiliates	705	756
Goodwill and other intangible assets	9,982	9,945
Right-of-use operating lease assets	2,201	2,207
Other	309	184
	$59,459	$56,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,235	$4,233
Accrued salaries	2,164	2,127
Other accrued expenses	3,819	3,871
Long-term debt due within one year	4,682	2,424
	14,900	12,655

Long-term debt, less debt issuance costs and discounts of $378 and $333	38,283	37,169
Professional liability risks	1,584	1,557
Right-of-use operating lease obligations	1,924	1,903
Income taxes and other liabilities	1,982	1,867

Stockholders’ equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 254,517,700 shares — 2024 and 265,537,300 shares — 2023	3	3
Accumulated other comprehensive loss	(378)	(425)
Retained deficit	(1,807)	(1,352)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(2,182)	(1,774)
Noncontrolling interests	2,968	2,834
	786	1,060
	$59,459	$56,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2022	277.378	$3	$—	$(490)	$(2,280)	$2,694	$(73)
Comprehensive income				20	1,363	180	1,563
Repurchase of common stock	(3.340)				(849)		(849)
Share-based benefit plans	1.902				(87)		(87)
Cash dividends declared ($0.60 per share)					(168)		(168)
Distributions						(187)	(187)
Other					(7)	40	33
Balances, March 31, 2023	275.940	3	—	(470)	(2,028)	2,727	232
Comprehensive income				14	1,193	219	1,426
Repurchase of common stock	(3.311)				(924)		(924)
Share-based benefit plans	0.303				72		72
Cash dividends declared ($0.60 per share)					(165)		(165)
Distributions						(155)	(155)
Other					2	(27)	(25)
Balances, June 30, 2023	272.932	3	—	(456)	(1,850)	2,764	461
Comprehensive income (loss)				(35)	1,079	196	1,240
Repurchase of common stock	(4.167)		(86)		(1,065)		(1,151)
Share-based benefit plans	0.202		86		15		101
Cash dividends declared ($0.60 per share)					(164)		(164)
Distributions						(155)	(155)
Other					(4)	29	25
Balances, September 30, 2023	268.967	3	—	(491)	(1,989)	2,834	357
Comprehensive income				66	1,607	254	1,927
Repurchase of common stock	(3.647)		(86)		(832)		(918)
Share-based benefit plans	0.217		86				86
Cash dividends declared ($0.60 per share)					(161)		(161)
Distributions						(143)	(143)
Other					23	(111)	(88)
Balances, December 31, 2023	265.537	3	—	(425)	(1,352)	2,834	1,060
Comprehensive income (loss)				(8)	1,591	211	1,794
Repurchase of common stock	(3.894)				(1,187)		(1,187)
Share-based benefit plans	1.573				(68)		(68)
Cash dividends declared ($0.66 per share)					(176)		(176)
Distributions						(152)	(152)
Other					7	(8)	(1)
Balances, March 31, 2024	263.216	3	—	(433)	(1,185)	2,885	1,270
Comprehensive income				—	1,461	226	1,687
Repurchase of common stock	(4.217)		(68)		(1,312)		(1,380)
Share-based benefit plans	0.239		68		68		136
Cash dividends declared ($0.66 per share)					(174)		(174)
Distributions						(186)	(186)
Other					(28)	14	(14)
Balances, June 30, 2024	259.238	3	—	(433)	(1,170)	2,939	1,339
Comprehensive income				55	1,270	212	1,537
Repurchase of common stock	(4.948)		(88)		(1,724)		(1,812)
Share-based benefit plans	0.228		88				88
Cash dividends declared ($0.66 per share)					(170)		(170)
Distributions						(192)	(192)
Other					(13)	9	(4)
Balances, September 30, 2024	254.518	$3	$—	$(378)	$(1,807)	$2,968	$786

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Unaudited

(Dollars in millions)

	2024	2023
Cash flows from operating activities:
Net income	$4,971	$4,230
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	55	(168)
Inventories and other assets	184	(274)
Accounts payable and accrued expenses	77	211
Depreciation and amortization	2,456	2,288
Income taxes	(67)	61
Losses (gains) on sales of facilities	(209)	12
Amortization of debt issuance costs and discounts	26	26
Share-based compensation	275	205
Other	187	166
Net cash provided by operating activities	7,955	6,757
Cash flows from investing activities:
Purchase of property and equipment	(3,590)	(3,585)
Acquisition of hospitals and health care entities	(224)	(281)
Sales of hospitals and health care entities	312	183
Change in investments	(85)	(30)
Other	—	(7)
Net cash used in investing activities	(3,587)	(3,720)
Cash flows from financing activities:
Issuance of long-term debt	7,495	3,220
Net change in revolving credit facilities	(1,880)	(1,420)
Repayment of long-term debt	(2,346)	(691)
Distributions to noncontrolling interests	(530)	(497)
Payment of debt issuance costs	(67)	(31)
Payment of dividends	(525)	(501)
Repurchase of common stock	(4,342)	(2,901)
Other	(224)	(234)
Net cash used in financing activities	(2,419)	(3,055)
Effect of exchange rate changes on cash and cash equivalents	4	1
Change in cash and cash equivalents	1,953	(17)
Cash and cash equivalents at beginning of period	935	908
Cash and cash equivalents at end of period	$2,888	$891
Interest payments	$1,405	$1,460
Income tax payments, net	$1,486	$1,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2024, these affiliates owned and operated 187 hospitals, 125 freestanding surgery centers, 23 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $111 million and $89 million for the quarters ended September 30, 2024 and 2023, respectively, and $301 million and $253 million for the nine months ended September 30, 2024 and 2023, respectively. Operating results for the quarter and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2024 and 2023 are summarized in the following table (dollars in millions):

	Quarter
	2024	Ratio	2023	Ratio
Medicare	$2,584	14.8%	$2,560	15.8%
Managed Medicare	2,949	16.9	2,535	15.6
Medicaid	1,208	6.9	1,001	6.2
Managed Medicaid	1,031	5.9	1,039	6.4
Managed care and insurers	8,497	48.6	7,687	47.4
International (managed care and insurers)	424	2.4	375	2.3
Other	794	4.5	1,016	6.3
Revenues	$17,487	100.0%	$16,213	100.0%

	Nine Months
	2024	Ratio	2023	Ratio
Medicare	$8,043	15.4%	$7,865	16.5%
Managed Medicare	8,888	17.0	7,635	16.0
Medicaid	3,316	6.3	2,478	5.2
Managed Medicaid	3,042	5.8	2,846	6.0
Managed care and insurers	25,591	49.0	23,140	48.5
International (managed care and insurers)	1,252	2.4	1,127	2.4
Other	2,186	4.1	2,574	5.4
Revenues	$52,318	100.0%	$47,665	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2024 and 2023 follows (dollars in millions):

	Quarter		Nine Months
	2024	2023	2024	2023
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$15,077	$14,121	$44,617	$40,839
Cost-to-charges ratio (patient care costs as a percentage of gross patient charges)	10.3%	10.9%	10.2%	10.6%
Total uncompensated care	$10,958	$9,042	$31,571	$25,516
Multiply by the cost-to-charges ratio	10.3%	10.9%	10.2%	10.6%
Estimated cost of total uncompensated care	$1,138	$975	$3,220	$2,705

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The total uncompensated care amounts include charity care of $4.001 billion and $3.531 billion, respectively, and the related estimated costs of charity care were $416 million and $382 million, respectively, for the quarters ended September 30, 2024 and 2023. The total uncompensated care amounts include charity care of $12.091 billion and $10.684 billion, respectively, and the related estimated costs of charity care were $1.233 billion and $1.133 billion, respectively, for the nine months ended September 30, 2024 and 2023.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2024, we paid $112 million to acquire three hospital facilities in Texas (one hospital facility acquisition was effective October 1, 2024) and $112 million to acquire nonhospital health care entities. During the nine months ended September 30, 2023, we paid $83 million to acquire a hospital facility in Texas and $198 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the nine months ended September 30, 2024, we received proceeds of $295 million for the sale of a hospital facility in California and $17 million related to sales of real estate and other health care entity investments. We recognized pretax gains of $209 million for these transactions. During the nine months ended September 30, 2023, we received proceeds of $162 million for the sale of two hospital facilities in Louisiana and $21 million related to sales of real estate and other health care entity investments. We recognized pretax losses of $12 million for these transactions.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended September 30, 2024 and 2023 were $424 million and $355 million, respectively, and the effective tax rates were 25.0% and 24.8%, respectively. Our provisions for income taxes for the nine months ended September 30, 2024 and 2023 were $1.419 billion and $1.131 billion, respectively, and the effective tax rates were 24.7% and 23.7%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2024 is related primarily to adjustments to our liability for unrecognized tax benefits. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $93 million and $89 million for the nine months ended September 30, 2024 and 2023, respectively.

Our gross unrecognized tax benefits were $720 million, excluding accrued interest and penalties of $261 million, as of September 30, 2024 ($639 million and $177 million, respectively, as of December 31, 2023). Unrecognized tax benefits of $465 million ($320 million as of December 31, 2023) would affect the effective tax rate, if recognized.

At September 30, 2024, the Internal Revenue Service (“IRS”) was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns of certain affiliates. We are also subject to examination by the IRS for tax years after 2019 as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2024 and 2023 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2024	2023	2024	2023
Net income attributable to HCA Healthcare, Inc.	$1,270	$1,079	$4,322	$3,635

Weighted average common shares outstanding	256.763	271.173	260.770	274.171
Effect of dilutive incremental shares	3.154	4.251	3.217	4.002
Shares used for diluted earnings per share	259.917	275.424	263.987	278.173
Earnings per share:
Basic earnings	$4.94	$3.98	$16.57	$13.26
Diluted earnings	$4.88	$3.91	$16.37	$13.07

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2024 and December 31, 2023 follows (dollars in millions):

	September 30, 2024
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$396	$2	$(20)	$378
Money market funds and other	270	—	—	270
	$666	$2	$(20)	648
Amounts classified as current assets				(95)
Investment carrying value				$553

	December 31, 2023
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$404	$1	$(29)	$376
Money market funds and other	188	—	—	188
	$592	$1	$(29)	564
Amounts classified as current assets				(87)
Investment carrying value				$477

At September 30, 2024 and December 31, 2023, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at September 30, 2024 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$34	$34
Due after one year through five years	140	137
Due after five years through ten years	155	143
Due after ten years	67	64
	$396	$378

The average expected maturity of the investments in debt securities at September 30, 2024 was 4.5 years, compared to the average scheduled maturity of 8.3 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$378	$—	$378	$—
Money market funds and other	270	270	—	—
Investments of insurance subsidiaries	648	270	378	—
Less amounts classified as current assets	(95)	(95)	—	—
	$553	$175	$378	$—

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

The estimated fair value of our long-term debt was $42.593 billion and $38.253 billion at September 30, 2024 and December 31, 2023, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $43.343 billion and $39.926 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 7 — LONG-TERM DEBT

A summary of long-term debt at September 30, 2024 and December 31, 2023, including related interest rates at September 30, 2024, follows (dollars in millions):

	September 30, 2024	December 31, 2023
Senior secured asset-based revolving credit facility	$—	$1,880
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 6.3%)	1,256	1,313
Other senior secured debt (effective interest rate of 4.3%)	971	967
Senior secured debt	2,227	4,160
Senior unsecured notes (effective interest rate of 5.1%)	41,116	35,766
Debt issuance costs and discounts	(378)	(333)
Total debt (average life of 11.1 years, rates averaging 5.1%)	42,965	39,593
Less amounts due within one year	4,682	2,424
	$38,283	$37,169

During February 2024, we issued $4.500 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.450% senior notes due 2031 (the “Existing 2031 Notes”), (ii) $1.300 billion aggregate principal amount of 5.600% senior notes due 2034, (iii) $1.500 billion aggregate principal amount of 6.000% senior notes due 2054 and (iv) $700 million aggregate principal amount of 6.100% senior notes due 2064. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes. During March 2024, we repaid all of the $2.000 billion aggregate principal amount of 5.000% senior notes due 2024 at maturity.

During August 2024, we issued $3.000 billion aggregate principal amount of senior notes comprised of (i) $750 million aggregate principal amount of 5.450% senior notes due 2031 (the “New 2031 Notes”), (ii) $1.250 billion aggregate principal amount of 5.450% senior notes due 2034 and (iii) $1.000 billion aggregate principal amount of 5.950% senior notes due 2054. The New 2031 Notes represent a further issuance of our Existing 2031 Notes, issued during February 2024, and together with the New 2031 Notes, the aggregate principal amount of these notes is $1.750 billion. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes.

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

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2024 and 2023, our Board of Directors authorized share repurchase programs for up to $6 billion and $3 billion, respectively, of our outstanding common stock. During the nine months ended September 30, 2024, we repurchased 13.059 million shares of our common stock at an average price of $332.49 per share through market purchases pursuant to the January 2023 authorization (which was completed during the first quarter of 2024) and the January 2024 authorization. At September 30, 2024, we had $2.433 billion of repurchase authorization available under the January 2024 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Losses on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2023	$(22)	$(339)	$(64)	$(425)
Unrealized gains on available-for-sale securities, net of $2 income tax expense	8			8
Foreign currency translation adjustments, net of $8 income tax expense		40		40
Expense reclassified into operations from other comprehensive income			(1)	(1)
Balances at September 30, 2024	$(14)	$(299)	$(65)	$(378)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, American and Atlantic Groups. At September 30, 2024, the National Group included 55 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia; the American Group included 62 hospitals located in Colorado, central Kansas, Louisiana and Texas; and the Atlantic Group included 62 hospitals located in Florida, Georgia, northern Kansas, Missouri and South Carolina. We also operate eight hospitals in England, and these facilities are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains and losses on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings and losses of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2024 and 2023 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2024	2023	2024	2023
Revenues:
National Group	$4,891	$4,352	$14,503	$13,340
American Group	6,019	5,491	17,911	16,226
Atlantic Group	5,578	5,470	16,974	15,617
Corporate and other	999	900	2,930	2,482
	$17,487	$16,213	$52,318	$47,665
Equity in (earnings) losses of affiliates:
National Group	$—	$—	$2	$(2)
American Group	(18)	(13)	(49)	(35)
Atlantic Group	—	—	(2)	(2)
Corporate and other	3	(6)	36	45
	$(15)	$(19)	$(13)	$6
Adjusted segment EBITDA:
National Group	$1,087	$799	$3,259	$2,826
American Group	1,378	1,210	4,118	3,662
Atlantic Group	1,154	1,158	3,757	3,219
Corporate and other	(352)	(287)	(964)	(599)
	$3,267	$2,880	$10,170	$9,108
Depreciation and amortization:
National Group	$213	$206	$636	$621
American Group	277	244	799	719
Atlantic Group	271	249	790	735
Corporate and other	81	70	231	213
	$842	$769	$2,456	$2,288

Adjusted segment EBITDA	$3,267	$2,880	$10,170	$9,108
Depreciation and amortization	842	769	2,456	2,288
Interest expense	515	483	1,533	1,447
Losses (gains) on sales of facilities	4	(2)	(209)	12
Income before income taxes	$1,906	$1,630	$6,390	$5,361

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures that contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures, expected labor costs, expected hurricane-related expenses and losses of revenues and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry); changes in revenues due to declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions (including as a result of geopolitical disruptions); and the impact of potential federal government shutdowns, (2) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (3) the impact of current and future federal and state health reform initiatives and possible changes to other federal, state or local laws and regulations affecting the health care industry, including, but not limited to, proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”), and the expiration of enhanced subsidies for individuals eligible to purchase insurance coverage through federal and state-based health insurance marketplaces, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions and those required under the Pay-As-You-Go Act of 2010 as a result of the federal budget deficit impact of the American Rescue Plan Act of 2021, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (6) the ability to achieve operating and financial targets, attain expected levels of patient volumes and revenues, and control the costs of providing services, (7) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or state directed payments, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, including but not limited to developments related to COVID-19, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, including the data security incident disclosed in July 2023, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (23) the impact of natural disasters, such as hurricanes and floods, physical risks from climate change or similar events beyond our control, including Hurricanes Helene and Milton, (24) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities or other standard setting bodies, (25) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, (26) the impact of recent decisions of the U.S. Supreme Court regarding the actions of federal agencies, and (27) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2024 Operations Summary

Revenues increased to $17.487 billion in the third quarter of 2024 from $16.213 billion in the third quarter of 2023. Net income attributable to HCA Healthcare, Inc. totaled $1.270 billion, or $4.88 per diluted share, for the quarter ended September 30, 2024, compared to $1.079 billion, or $3.91 per diluted share, for the quarter ended September 30, 2023. Third quarter results for 2024 include losses on sales of facilities of $4 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 259.917 million shares for the quarter ended September 30, 2024 and 275.424 million shares for the quarter ended September 30, 2023. During 2023 and the first nine months of 2024, we repurchased 14.465 million shares and 13.059 million shares, respectively, of our common stock.

Third quarter results for 2024 also included additional expenses and loss of revenues estimated at approximately $50 million, or $0.15 per diluted share, associated with the impact of Hurricane Helene on our Florida, Georgia and North Carolina facilities. Additionally, during the fourth quarter of 2024, we anticipate ongoing additional expenses and loss of revenues of approximately $200 million to $300 million, or $0.60 to $0.90 per diluted share, due to Hurricane Helene’s impact to our North Carolina facilities, as well as from Hurricane Milton, which impacted certain facilities in Florida during October. The impact to the third quarter of 2024 and estimates for the fourth quarter of 2024 do not include any insurance recoveries we may receive.

Revenues increased 7.9% on a consolidated basis and 7.1% on a same facility basis for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. The increase in consolidated revenues can be primarily attributed to the combined impact of a 2.8% increase in revenue per equivalent admission and a 5.0% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.5% increase in same facility revenue per equivalent admission and a 4.5% increase in same facility equivalent admissions. We recorded revenues of $397 million during the quarter and nine months ended September 30, 2023 related to the Florida Medicaid hospital directed payment program for the year ended September 30, 2023.

During the quarter ended September 30, 2024, consolidated admissions and same facility admissions both increased 4.5% compared to the quarter ended September 30, 2023. Surgeries declined 0.8% on both a consolidated basis and on a same facility basis during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. Emergency department visits increased 4.4% on a consolidated basis and 4.6% on a same facility basis during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. Consolidated and same facility uninsured admissions declined 1.6% and 1.8%, respectively, for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023.

Cash flows from operating activities increased $1.036 billion, from $2.479 billion for the third quarter of 2023 to $3.515 billion for the third quarter of 2024. The increase in cash provided by operating activities was primarily related to positive changes in working capital items of $859 million, mainly from a decline in accounts receivable, and an increase in net income of $285 million, excluding the non-cash impact of gains and losses on sales of facilities and depreciation and amortization, partially offset by an increase of $190 million in income tax payments.

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

Revenues increased 7.9% from $16.213 billion in the third quarter of 2023 to $17.487 billion in the third quarter of 2024. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2024 and 2023 are summarized in the following table (dollars in millions):

	Quarter
	2024	Ratio	2023	Ratio
Medicare	$2,584	14.8%	$2,560	15.8%
Managed Medicare	2,949	16.9	2,535	15.6
Medicaid	1,208	6.9	1,001	6.2
Managed Medicaid	1,031	5.9	1,039	6.4
Managed care and insurers	8,497	48.6	7,687	47.4
International (managed care and insurers)	424	2.4	375	2.3
Other	794	4.5	1,016	6.3
Revenues	$17,487	100.0%	$16,213	100.0%

	Nine Months
	2024	Ratio	2023	Ratio
Medicare	$8,043	15.4%	$7,865	16.5%
Managed Medicare	8,888	17.0	7,635	16.0
Medicaid	3,316	6.3	2,478	5.2
Managed Medicaid	3,042	5.8	2,846	6.0
Managed care and insurers	25,591	49.0	23,140	48.5
International (managed care and insurers)	1,252	2.4	1,127	2.4
Other	2,186	4.1	2,574	5.4
Revenues	$52,318	100.0%	$47,665	100.0%

Consolidated and same facility revenue per equivalent admission increased 2.8% and 2.5%, respectively, in the third quarter of 2024, compared to the third quarter of 2023. Consolidated and same facility equivalent admissions increased 5.0% and 4.5%, respectively, in the third quarter of 2024, compared to the third quarter of 2023. Consolidated and same facility outpatient surgeries both declined 2.0%, in the third quarter of 2024, compared to the third quarter of 2023. Consolidated and same facility inpatient surgeries increased 1.7% and 1.6%, respectively, in the third quarter of 2024, compared to the third quarter of 2023. Consolidated and same facility emergency department visits increased 4.4% and 4.6%, respectively, in the third quarter of 2024, compared to the third quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2024 and 2023 follows (dollars in millions):

	Quarter		Nine Months
	2024	2023	2024	2023
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$15,077	$14,121	$44,617	$40,839
Cost-to-charges ratio (patient care costs as a percentage of gross patient charges)	10.3%	10.9%	10.2%	10.6%
Total uncompensated care	$10,958	$9,042	$31,571	$25,516
Multiply by the cost-to-charges ratio	10.3%	10.9%	10.2%	10.6%
Estimated cost of total uncompensated care	$1,138	$975	$3,220	$2,705

Same facility uninsured admissions in 2024, compared to 2023, declined 1.8% in the third quarter, increased 3.5% in the second quarter and increased 2.4% in the first quarter. Same facility uninsured admissions in 2023, compared to 2022, increased 3.2% in the fourth quarter, increased 3.3% in the third quarter, declined 6.6% in the second quarter and declined 1.1% in the first quarter.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and nine months ended September 30, 2024 and 2023 are set forth in the following table.

	Quarter		Nine Months
	2024	2023	2024	2023
Medicare	19%	20%	20%	21%
Managed Medicare	26	25	26	25
Medicaid	4	4	4	4
Managed Medicaid	12	13	11	13
Managed care and insurers	32	31	32	30
Uninsured	7	7	7	7
	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and nine months ended September 30, 2024 and 2023 are set forth in the following table.

	Quarter		Nine Months
	2024	2023	2024	2023
Medicare	20%	21%	20%	22%
Managed Medicare	18	17	19	18
Medicaid	11	10	10	8
Managed Medicaid	6	7	6	7
Managed care and insurers	45	45	45	45
	100%	100%	100%	100%

At September 30, 2024, we had 98 hospitals in the states of Texas and Florida. During the quarter ended September 30, 2024, 59% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 74% of our uninsured admissions during the quarter ended September 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some state Medicaid programs use, or have applied to use, waivers granted by the Centers for Medicare & Medicaid Services (“CMS”) to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. We receive supplemental payments in several states. These supplemental payment programs are regularly reviewed by certain government agencies, and some states have made requests to CMS to modify their existing supplemental payment programs. In May 2024, CMS issued a final rule related to Medicaid managed care programs that addresses access, financing and quality within these programs. This final rule addresses aspects of state directed program arrangements with new and updated requirements to ensure a more consistent and transparent approach for participating states. The various elements of the rule take effect between issuance and early 2028. It is possible that these developments, reviews and requests will result in the restructuring of or other significant changes to supplemental payment programs. We are unable to estimate the financial impact that program structure modifications and other program changes, if any, may have on our results of operations.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Quarter
	2024		2023
	Amount	Ratio	Amount	Ratio
Revenues	$17,487	100.0	$16,213	100.0

Salaries and benefits	7,861	45.0	7,556	46.6
Supplies	2,657	15.2	2,417	14.9
Other operating expenses	3,717	21.2	3,379	20.8
Equity in earnings of affiliates	(15)	(0.1)	(19)	(0.1)
Depreciation and amortization	842	4.9	769	4.7
Interest expense	515	2.9	483	3.0
Losses (gains) on sales of facilities	4	—	(2)	—
	15,581	89.1	14,583	89.9
Income before income taxes	1,906	10.9	1,630	10.1
Provision for income taxes	424	2.4	355	2.2
Net income	1,482	8.5	1,275	7.9
Net income attributable to noncontrolling interests	212	1.2	196	1.2
Net income attributable to HCA Healthcare, Inc.	$1,270	7.3	$1,079	6.7
% changes from prior year:
Revenues	7.9%		8.3%
Income before income taxes	17.0		(4.4)
Net income attributable to HCA Healthcare, Inc.	17.7		(4.9)
Admissions(a)	4.5		2.8
Equivalent admissions(b)	5.0		4.5
Revenue per equivalent admission	2.8		3.6
Same facility % changes from prior year(c):
Revenues	7.1		7.9
Admissions(a)	4.5		3.4
Equivalent admissions(b)	4.5		4.1
Revenue per equivalent admission	2.5		3.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2024		2023
	Amount	Ratio	Amount	Ratio
Revenues	$52,318	100.0	$47,665	100.0

Salaries and benefits	23,253	44.4	21,917	46.0
Supplies	7,962	15.2	7,318	15.4
Other operating expenses	10,946	21.0	9,316	19.5
Equity in (earnings) losses of affiliates	(13)	—	6	—
Depreciation and amortization	2,456	4.7	2,288	4.9
Interest expense	1,533	2.9	1,447	3.0
Losses (gains) on sales of facilities	(209)	(0.4)	12	—
	45,928	87.8	42,304	88.8
Income before income taxes	6,390	12.2	5,361	11.2
Provision for income taxes	1,419	2.7	1,131	2.3
Net income	4,971	9.5	4,230	8.9
Net income attributable to noncontrolling interests	649	1.2	595	1.3
Net income attributable to HCA Healthcare, Inc.	$4,322	8.3	$3,635	7.6
% changes from prior year:
Revenues	9.8%		6.5%
Income before income taxes	19.2		1.6
Net income attributable to HCA Healthcare, Inc.	18.9		2.0
Admissions(a)	5.8		2.7
Equivalent admissions(b)	6.0		5.0
Revenue per equivalent admission	3.6		1.4
Same facility % changes from prior year(c):
Revenues	8.6		6.4
Admissions(a)	5.5		3.3
Equivalent admissions(b)	4.9		5.1
Revenue per equivalent admission	3.5		1.2

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2024 and 2023

Revenues increased to $17.487 billion in the third quarter of 2024 from $16.213 billion in the third quarter of 2023. Net income attributable to HCA Healthcare, Inc. totaled $1.270 billion, or $4.88 per diluted share, for the quarter ended September 30, 2024, compared to $1.079 billion, or $3.91 per diluted share, for the quarter ended September 30, 2023. Third quarter results for 2024 include losses on sales of facilities of $4 million, or $0.02 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 259.917 million shares for the quarter ended September 30, 2024 and 275.424 million shares for the quarter ended September 30, 2023. During 2023 and the first nine months of 2024, we repurchased 14.465 million shares and 13.059 million shares, respectively, of our common stock.

Revenues increased 7.9% on a consolidated basis and 7.1% on a same facility basis for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. The increase in consolidated revenues can be primarily attributed to the combined impact of a 2.8% increase in revenue per equivalent admission and a 5.0% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 2.5% increase in same facility revenue per equivalent admission and a 4.5% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 45.0% in the third quarter of 2024 and 46.6% in the third quarter of 2023. Salaries and benefits were favorably impacted by a 17.8% decline in contract labor during the third quarter of 2024, compared to the third quarter of 2023. Salaries and benefits per equivalent admission declined 0.9% in the third quarter of 2024, compared to the third quarter of 2023. Same facility salaries and benefits per full time equivalent increased 1.1% for the third quarter of 2024, compared to the third quarter of 2023. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. While these costs have declined compared to the prior year period, future costs may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.2% in the third quarter of 2024 and 14.9% in the third quarter of 2023. Supply costs per equivalent admission increased 4.8% in the third quarter of 2024, compared to the third quarter of 2023. Supply costs per equivalent admission increased 6.8% for medical devices, 1.6% for pharmacy supplies and 4.4% for general medical and surgical items in the third quarter of 2024, compared to the third quarter of 2023.

Other operating expenses, as a percentage of revenues, were 21.2% in the third quarter of 2024 and 20.8% in the third quarter of 2023. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 0.4% increase in other operating expenses, as a percentage of revenues, for the third quarter of 2024, compared to the third quarter of 2023, was primarily related to increased costs for professional fees and state provider fees in certain states, in addition to higher repairs and maintenance expense related to the response to Hurricane Helene at impacted hospitals, primarily in North Carolina. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $157 million and $145 million for the third quarters of 2024 and 2023, respectively.

Equity in earnings of affiliates was $15 million and $19 million in the third quarters of 2024 and 2023, respectively.

Depreciation and amortization increased $73 million, from $769 million in the third quarter of 2023 to $842 million in the third quarter of 2024. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $515 million in the third quarter of 2024 and $483 million in the third quarter of 2023. Our average debt balance was $41.846 billion for the third quarter of 2024, compared to $38.881 billion for the third quarter of 2023. The average effective interest rate for our debt was 4.9% for both of the quarters ended September 30, 2024 and 2023.

During the third quarters of 2024 and 2023, we recorded losses on sales of facilities of $4 million and gains on sales of facilities of $2 million, respectively.

The effective tax rates were 25.0% and 24.8% for the third quarters of 2024 and 2023, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2024 and 2023 (continued)

Net income attributable to noncontrolling interests increased from $196 million for the third quarter of 2023 to $212 million for the third quarter of 2024.

Nine Months Ended September 30, 2024 and 2023

Revenues increased to $52.318 billion in the first nine months of 2024 from $47.665 billion in the first nine months of 2023. Net income attributable to HCA Healthcare, Inc. totaled $4.322 billion, or $16.37 per diluted share, for the nine months ended September 30, 2024, compared to $3.635 billion, or $13.07 per diluted share, for the nine months ended September 30, 2023. Results for the first nine months of 2024 and 2023 include gains on sales of facilities of $209 million, or $0.61 per diluted share, and losses on sales of facilities of $12 million, or $0.07 per diluted share, respectively. Our provision for income taxes for the first nine months of 2024 and 2023 included tax benefits of $93 million, or $0.35 per diluted share, and $89 million, or $0.32 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 263.987 million shares for the nine months ended September 30, 2024 and 278.173 million shares for the nine months ended September 30, 2023. During 2023 and the first nine months of 2024, we repurchased 14.465 million shares and 13.059 million shares, respectively, of our common stock.

Revenues increased 9.8% on a consolidated basis and 8.6% on a same facility basis for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.6% increase in revenue per equivalent admission and a 6.0% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 3.5% increase in same facility revenue per equivalent admission and a 4.9% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 44.4% in the first nine months of 2024 and 46.0% in the first nine months of 2023. Salaries and benefits were favorably impacted by a 21.9% decline in contract labor during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Salaries and benefits per equivalent admission increased 0.1% in the first nine months of 2024, compared to the first nine months of 2023. Same facility salaries and benefits per full time equivalent increased 1.7% for the first nine months of 2024, compared to the first nine months of 2023. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. While these costs have declined compared to the prior year period, future costs may be affected by labor market conditions and other factors.

Supplies, as a percentage of revenues, were 15.2% in the first nine months of 2024 and 15.4% in the first nine months of 2023. Supply costs per equivalent admission increased 2.7% in the first nine months of 2024, compared to the first nine months of 2023. Supply costs per equivalent admission increased 4.3% for medical devices and 3.0% for general medical and surgical items and declined 2.1% for pharmacy supplies in the first nine months of 2024, compared to the first nine months of 2023.

Other operating expenses, as a percentage of revenues, were 21.0% in the first nine months of 2024 and 19.5% in the first nine months of 2023. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 1.5% increase in other operating expenses, as a percentage of revenues, for the first nine months of 2024, compared to the first nine months of 2023, was primarily related to increased costs for professional fees and state provider fees in certain states. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future. Provisions for losses related to professional liability risks were $469 million and $433 million for the first nine months of 2024 and 2023, respectively.

Equity in earnings of affiliates was $13 million and equity in losses of affiliates was $6 million in the first nine months of 2024 and 2023, respectively.

Depreciation and amortization increased $168 million, from $2.288 billion in the first nine months of 2023 to $2.456 billion in the first nine months of 2024. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2024 and 2023 (continued)

Interest expense was $1.533 billion in the first nine months of 2024 and $1.447 billion in the first nine months of 2023. Our average debt balance was $40.901 billion for the first nine months of 2024 compared to $38.695 billion for the first nine months of 2023. The average effective interest rate for our debt was 5.0% for both of the nine months ended September 30, 2024 and 2023.

During the first nine months of 2024 and 2023, we recorded gains on sales of facilities of $209 million and losses on sales of facilities of $12 million, respectively. The gain for 2024 was primarily related to the sale of a hospital facility in California.

The effective tax rates were 24.7% and 23.7% for the first nine months of 2024 and 2023, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The increase in the effective tax rate for the first nine months of 2024 is related primarily to adjustments to our liability for unrecognized tax benefits. Our provisions for income taxes for the first nine months of 2024 and 2023 included tax benefits of $93 million and $89 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests increased from $595 million for the first nine months of 2023 to $649 million for the first nine months 2024. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $7.955 billion for the first nine months of 2024 compared to $6.757 billion for the first nine months of 2023. The $1.198 billion increase in cash provided by operating activities, for the first nine months of 2024 compared to the first nine months of 2023, related primarily to an increase in net income of $798 million, excluding the non-cash impact of gains and losses on sales of facilities, depreciation and amortization and share-based compensation, and positive changes in working capital items of $547 million, mainly from a decline in inventories and other assets, partially offset by an increase in income tax payments of $416 million. The combination of interest payments and net income tax payments in the first nine months of 2024 and 2023 totaled $2.891 billion and $2.530 billion, respectively. Working capital totaled $1.762 billion at September 30, 2024 and $2.272 billion at December 31, 2023 (decline was primarily due to the $2.258 billion increase in long-term debt due within one year, offset by a $1.953 billion increase in cash and cash equivalents).

Cash used in investing activities was $3.587 billion in the first nine months of 2024 compared to $3.720 billion in the first nine months of 2023. Excluding acquisitions, capital expenditures were $3.590 billion in the first nine months of 2024 and $3.585 billion in the first nine months of 2023. Planned capital expenditures are expected to approximate $5 billion in 2024. At September 30, 2024, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $4.7 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $2.419 billion in the first nine months of 2024, compared to $3.055 billion in the first nine months of 2023. During the first nine months of 2024, net cash flows used in financing activities included a net increase of $3.269 billion in our indebtedness, payment of dividends of $525 million, repurchase of common stock of $4.342 billion and distributions to noncontrolling interests of $530 million. During the first nine months of 2023, net cash flows used in financing activities included a net increase of $1.109 billion in our indebtedness, payment of dividends of $501 million, repurchase of common stock of $2.901 billion and distributions to noncontrolling interests of $497 million.

During February 2024, we issued $4.500 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.450% senior notes due 2031 (the “Existing 2031 Notes”), (ii) $1.300 billion aggregate principal amount of 5.600% senior notes due 2034, (iii) $1.500 billion aggregate principal amount of 6.000% senior notes due 2054 and (iv) $700 million aggregate principal amount of 6.100% senior notes due 2064. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes. During March 2024, we repaid all of the $2.000 billion aggregate principal amount of 5.000% senior notes due 2024 at maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

During August 2024, we issued $3.000 billion aggregate principal amount of senior notes comprised of (i) $750 million aggregate principal amount of 5.450% senior notes due 2031 (the “New 2031 Notes”), (ii) $1.250 billion aggregate principal amount of 5.450% senior notes due 2034 and (iii) $1.000 billion aggregate principal amount of 5.950% senior notes due 2054. The New 2031 Notes represent a further issuance of our Existing 2031 Notes, issued during February 2024, and together with the New 2031 Notes, the aggregate principal amount of these notes is $1.750 billion. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes.

We have significant debt service requirements. Our debt totaled $42.965 billion at September 30, 2024. Our interest expense was $1.533 billion for the first nine months of 2024 and $1.447 billion for the first nine months of 2023.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($7.986 billion available as of both September 30, 2024 and October 28, 2024) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $648 million and $564 million at September 30, 2024 and December 31, 2023, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $120 million and $121 million at September 30, 2024 and December 31, 2023, respectively. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.980 billion and $1.926 billion at September 30, 2024 and December 31, 2023, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $547 million. We estimate that approximately $517 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for the foreseeable future.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $648 million at September 30, 2024. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At September 30, 2024, we had unrealized losses of $18 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $1.256 billion of our debt at September 30, 2024 was subject to variable rates of interest, while the remaining debt balance of $41.709 billion at September 30, 2024 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. The average effective interest rate for our debt was 5.0% for both of the nine months ended September 30, 2024 and 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

The estimated fair value of our long-term debt was $42.593 billion at September 30, 2024. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $13 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

At September 30, 2024, the Internal Revenue Service (“IRS”) was conducting examinations of the Company’s 2016, 2017 and 2018 federal income tax returns and the 2019 returns for certain affiliates. We are also subject to examination by the IRS for tax years after 2019 as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2024	2023
Number of hospitals in operation at:
March 31	188	180
June 30	188	182
September 30	187	183
December 31		186
Number of freestanding outpatient surgical centers in operation at:
March 31	121	126
June 30	123	126
September 30	125	126
December 31		124
Licensed hospital beds at(a):
March 31	49,724	48,891
June 30	49,844	49,063
September 30	49,890	49,279
December 31		49,588
Weighted average beds in service(b):
Quarter:
First	42,564	41,684
Second	42,624	41,802
Third	42,640	41,927
Fourth		42,072
Year		41,873
Average daily census(c):
Quarter:
First	30,567	29,310
Second	29,259	28,116
Third	29,247	28,396
Fourth		29,069
Year		28,721
Admissions(d):
Quarter:
First	560,869	525,235
Second	554,456	522,996
Third	562,100	537,943
Fourth		544,554
Year		2,130,728
Equivalent admissions(e):
Quarter:
First	981,521	916,535
Second	994,835	938,834
Third	1,006,106	958,504
Fourth		974,561
Year		3,788,434
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	4.8	4.9
Third	4.8	4.9
Fourth		4.9
Year		4.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2024	2023
Emergency room visits(g):
Quarter:
First	2,428,914	2,252,669
Second	2,414,960	2,294,205
Third	2,446,962	2,343,514
Fourth		2,452,395
Year		9,342,783
Outpatient surgeries(h):
Quarter:
First	252,835	255,971
Second	258,967	263,601
Third	249,364	254,557
Fourth		270,286
Year		1,044,415
Inpatient surgeries(i):
Quarter:
First	133,398	130,460
Second	135,860	132,447
Third	135,803	133,521
Fourth		132,417
Year		528,845
Days revenues in accounts receivable(j):
Quarter:
First	53	50
Second	53	50
Third	52	52
Fourth		53
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	38%
Second	38%	40%
Third	38%	37%
Fourth		38%
Year		38%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2024 and January 2023, our Board of Directors authorized share repurchase programs for up to $6 billion and $3 billion, respectively, of our outstanding common stock. During the quarter ended September 30, 2024, we repurchased 4,948,753 shares of our common stock at an average price of $362.74 per share through market purchases pursuant to the January 2024 authorization. At September 30, 2024, we had $2.433 billion of repurchase authorization available under the January 2024 authorization.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2024 through September 30, 2024 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 2024	1,743,625	$329.78	1,743,625	$3.653
August 2024	1,886,994	$369.76	1,886,994	$2.956
September 2024	1,318,134	$396.31	1,318,134	$2.433
Total for third quarter 2024	4,948,753	$362.74	4,948,753

On October 24, 2024, our Board of Directors declared a quarterly dividend of $0.66 per share on our common stock, payable on December 27, 2024 to stockholders of record at the close of business on December 13, 2024. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 41, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.2	—

Supplemental Indenture No. 42, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.3	—

Supplemental Indenture No. 43, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.4	—	Form of 5.450% Senior Notes due 2034 (included in Exhibit 4.2).

4.5	—	Form of 5.950% Senior Notes due 2054 (included in Exhibit 4.3).

22	—	List of Subsidiary Guarantors and Pledged Securities.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on October 31, 2024, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2024 and 2023, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2024 and 2023, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and nine months ended September 30, 2024 and 2023, (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ MICHAEL A. MARKS
Michael A. Marks
Executive Vice President and Chief Financial Officer

Date: October 31, 2024