Form 10-K
period 2024-12-31
HCA Healthcare, Inc.
filed 2025-02-14
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of January 31, 2025, there were 248,341,900 outstanding shares of the Registrant’s common stock. As of June 30, 2024, the aggregate market value of the common stock held by nonaffiliates was approximately $60.369 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

HCA Healthcare, Inc. is one of the leading health care services companies in the United States. At December 31, 2024, we operated 190 hospitals, comprised of 180 general, acute care hospitals; six behavioral hospitals; and four rehabilitation hospitals. In addition, we operated 124 freestanding ambulatory surgery centers ("ASCs") and 26 freestanding endoscopy centers. Our facilities are located in 20 states and England.

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

Our primary objective is to provide a comprehensive array of quality health care services in the most cost-effective manner possible. Our general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by our general, acute care hospitals, ASCs, freestanding emergency care facilities, urgent care facilities, walk-in clinics, physician practices, diagnostic centers, home health agencies, hospices and rehabilitation facilities and various other facilities. Our behavioral hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.

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

Our Code of Conduct is available free of charge upon request to our Investor Relations Department, HCA Healthcare, Inc., One Park Plaza, Nashville, Tennessee 37203, and is also available on the Ethics and Compliance and Governance Documents portion of our website at www.hcahealthcare.com.

Business Strategy

We are committed to providing the communities we serve with high-quality, convenient and cost-effective health care while growing our business and creating long-term value for our stockholders. We strive to be the health care system of choice in the communities we serve by developing comprehensive networks locally and supporting these networks with enterprise expertise and economies of scale. Our strategy is organized around a framework that seeks to drive sustained growth by delivering operational excellence, attracting exceptional physicians and other health care professionals, developing comprehensive services, creating greater access and coordinating higher quality care for patients.

To achieve these objectives, we align our efforts around the following growth agenda:

•
grow our presence in existing markets;
•
achieve industry-leading performance in clinical, operational and satisfaction measures;
•
recruit and retain physicians and other health care professionals to meet the need for high-quality health services;
•
continue to utilize economies of scale to grow the Company; and
•
pursue a disciplined development strategy.

Our strategy also emphasizes investments that seek to advance our clinical systems and digital capabilities, transform care models with innovative care solutions, expand our workforce development programs and enhance our health care networks and partnerships.

Health Care Facilities

We currently own, manage or operate hospitals, ASCs, freestanding emergency care facilities, urgent care facilities, walk-in clinics, diagnostic and imaging centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers, physician practices, home health agencies, hospices, outpatient physical therapy providers, home and community-based services providers, and various other facilities.

At December 31, 2024, we owned and operated 180 general, acute care hospitals with 49,114 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board comprised of members of the local community.

At December 31, 2024, we operated six behavioral hospitals with 602 licensed beds. Our behavioral hospitals provide therapeutic programs, including child, adolescent and adult psychiatric care and adolescent and adult alcohol and drug abuse treatment and counseling.

We also operate outpatient health care facilities, which include ASCs, freestanding emergency care facilities, urgent care facilities, walk-in clinics, diagnostic and imaging centers, comprehensive rehabilitation and physical therapy centers, radiation and oncology therapy centers, physician practices and various other facilities. These outpatient services are an integral component of our strategy to develop comprehensive health care networks in select communities. Most of our ASCs are operated through partnerships or limited liability companies, with majority ownership of each partnership or limited liability company typically held by a general partner or member that is an affiliate of HCA.

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
•
We may be unable to attract, hire and retain a highly qualified workforce, including key management.

Risks related to technology, data privacy and cybersecurity:

•
Cybersecurity incidents or other forms of data breaches could result in the compromise of our facilities, confidential data or critical data systems, causing our operations to be impaired or impacted. A cybersecurity incident or other form of data breach could also give rise to potential harm to patients; remediation and other expenses; and exposure to liability under privacy and security laws, consumer protection laws, common law theories or other laws. Such incidents could subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
•
Our operations could be impaired by a failure of our information systems.
•
Health care technology initiatives, particularly those related to sharing patient data and interoperability and artificial intelligence (“AI”), involve risks that may adversely affect our operations.
•
We may not be adequately reimbursed by third-party payers for services involving new technology.

Risks related to public health crises:

•
The emergence and effects related to a potential future pandemic, epidemic or outbreak of an infectious disease could adversely affect our business and operations.

Risks related to governmental regulation and other legal matters:

•
Our business, financial condition and results of operations may be adversely affected by changes and uncertainty in the health care industry, including health care public policy developments and other changes to laws and regulations. We are unable to predict whether, what, and when changes in the health care industry may occur, and the effects and ultimate impact of any changes are uncertain and may adversely affect our business and results of operations.
•
Changes in government health care programs may adversely affect our revenues and business.
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
•
Our business and operations are subject to risks related to changing global weather patterns.
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

Sources of Revenue

Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or reimbursement rates for such services. Reimbursement rates for inpatient and outpatient services vary significantly depending on the type of third-party payer, the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through federal and state-based health insurance marketplaces (“Exchanges”)), private insurers and directly from patients. Our revenues by primary third-party payer classification and other (including uninsured patients) for the years ended December 31, 2024, 2023 and 2022 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2024	Ratio	2023	Ratio	2022	Ratio
Medicare	$10,780	15.3%	$10,585	16.3%	$10,447	17.3%
Managed Medicare	11,987	17.0	10,496	16.2	9,201	15.3
Medicaid	4,678	6.6	3,606	5.6	2,636	4.4
Managed Medicaid	3,980	5.6	3,879	6.0	3,998	6.6
Managed care and other insurers	34,954	49.5	31,819	49.0	29,120	48.3
International (managed care and other insurers)	1,682	2.4	1,509	2.3	1,317	2.2
Other	2,542	3.6	3,074	4.6	3,514	5.9
Revenues	$70,603	100.0%	$64,968	100.0%	$60,233	100.0%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with amyotrophic lateral sclerosis. Medicaid is a federal-state program, administered by the states, that provides hospital and medical benefits to qualifying low-income individuals. Payment under the Medicare and Medicaid programs is conditioned on satisfaction of extensive provider enrollment requirements. All of our general, acute care hospitals located in the United States are eligible and enrolled to participate in Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private health insurers, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans, including health plans offered through the Exchanges. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” For services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, patients are generally responsible for any exclusions, deductibles or coinsurance features of their coverage. The amounts of such exclusions, deductibles and coinsurance continue to increase. Collection of amounts due from individuals is typically more difficult than from government health care programs or other third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or for financial relief under our charity care policy. We may provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2% per fiscal year that extends through the first eight months of federal fiscal year 2032. We anticipate that the federal deficit will continue to place pressure on government health care programs, and it is possible that future deficit reduction legislation will impose additional spending reductions.

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

For federal fiscal year 2024, the Centers for Medicare & Medicaid Services (“CMS”) increased the MS-DRG payment rates by approximately 3.1%. This increase reflected a market basket update of 3.3%, reduced by a 0.2 percentage point productivity adjustment. For federal fiscal year 2025, CMS increased the MS-DRG payment rates by approximately 2.9%. This increase reflects a market basket update of 3.4%, reduced by a 0.5 percentage point productivity adjustment. Additional adjustments may apply, depending on patient-specific or hospital-specific factors. For example, the two-midnight rule limits payments to hospitals when services to Medicare beneficiaries are payable as inpatient services. In addition, under transfer policies, Medicare reimbursement rates may be reduced when an inpatient hospital discharges a patient to another hospital or, for specified MS-DRGs, to certain post-acute care settings. We anticipate that additional adjustments may apply in future payment years as a result of 2024 court decisions that vacated a low wage index policy CMS adopted in 2020. The policy had funded an increase to the wage index value for hospitals with low wage indexes by decreasing reimbursement for all other hospitals. CMS addressed the impact of the decision prospectively in its final rule updating inpatient hospital payment rates and policies for federal fiscal year 2025, but it is not yet clear how the agency will address the impact the low wage policy had in 2020 through 2024.

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

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. A payment rate is established for each APC and updated for each calendar year. Each calendar year, the annual market basket update is further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2024, CMS increased payment rates under the outpatient PPS by an estimated 3.1%. This increase reflected a market basket increase of 3.3%, reduced by a 0.2 percentage point productivity adjustment. For calendar year 2025, CMS increased payment rates by an estimated 2.9%. This increase reflects a market basket increase of 3.4%, reduced by a 0.5 percentage point productivity adjustment. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2.0 percentage point reduction in the annual payment update under the outpatient PPS.

Medicare reimbursement for outpatient services may also be affected by broad shifts in payment policy. For example, the 340B Drug Pricing Program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates that apply to non-340B hospitals. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. Most of our facilities are non-340B hospitals. In June 2022, the U.S. Supreme Court invalidated this 340B program payment policy. In light of this U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B hospitals as the remedy for calendar years 2018 through 2022. In order to comply with budget neutrality requirements, the U.S. Department of Health and Human Services (“HHS”) finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years.

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

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups that reflect the relative resource intensity typically associated with the patient’s clinical condition. The case mix groups are based upon impairment, age, functional motor and cognitive scores, and comorbidities (additional diseases or disorders from which the patient suffers). IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for facility-specific factors, such as area wage levels, proportion of low-income patients, and location in a rural area. Each federal fiscal year, the IRF rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2024, CMS increased IRF payment rates by an estimated 3.4%, reflecting an IRF market basket update of 3.6%, reduced by a 0.2 percentage point productivity adjustment. For federal fiscal year 2025, CMS increased IRF payment rates by an estimated 3.0%, reflecting an IRF market basket update of 3.5%, reduced by a 0.5 percentage point productivity adjustment. CMS requires IRFs to report quality measures to avoid receiving a reduction of 2.0 percentage points to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2024, we had four rehabilitation hospitals and 71 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in behavioral hospitals and behavioral units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis. The inpatient psychiatric facility (“IPF”) PPS is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. Each federal fiscal year, IPF payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2024, CMS increased IPF payment rates by an estimated 3.3%, which reflected a 3.5% IPF market basket increase with a negative 0.2 percentage point productivity adjustment. For federal fiscal year 2025, CMS increased the IPF payment rates by 2.8%, which reflects a 3.3% IPF market basket increase, reduced by a 0.5 percentage point productivity adjustment. Together with other policy changes, total Medicare payments to IPFs are anticipated to increase by 2.5% in federal fiscal year 2025. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2.0 percentage point reduction to the market basket update. As of December 31, 2024, we had six behavioral hospitals and 43 hospital behavioral units.

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

Historically, CMS updated reimbursement rates for ASCs based on changes to the consumer price index. However, for calendar years through 2025, CMS updates to ASC reimbursement rates are based on the hospital market basket index, partly to promote site-neutrality between hospitals and ASCs. For each federal fiscal year, the ASC payment system update is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2024, CMS increased ASC payment rates by 3.1%, which reflected a market basket increase of 3.3%, reduced by a 0.2 percentage point productivity adjustment. For calendar year 2025, CMS increased payment rates by 2.9%, which reflects a market basket increase of 3.4%, reduced by a 0.5 percentage point productivity adjustment. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures receive a 2.0 percentage point reduction to the market basket update.

Home Health

CMS reimburses home health agencies under the Home Health PPS. Home health agencies are paid a national, standardized 30-day period payment rate if a period of care meets a certain threshold of home health visits (periods of care that do not meet the visit threshold are paid a per-visit payment rate for the discipline providing care). The daily home health payment rate is adjusted for case-mix and area wage levels. An outlier adjustment may be paid for periods of care where costs exceed a specific threshold amount. Each calendar year, home health payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2024, CMS increased home health payment rates by 0.8%, based on a home health payment update percentage of 3.0%, which reflected a 3.3% market basket increase, reduced by a 0.3 percentage point productivity adjustment, among other changes. For calendar year 2025, total Medicare payments to home health agencies are anticipated to increase by 0.5%. This increase is based on a home health payment update percentage of 2.7%, which reflects a 3.2% market basket increase, reduced by a 0.5 percentage point productivity adjustment, among other adjustments. Home health agencies that do not submit required quality data are subject to a 2.0 percentage point reduction to the market basket update. In addition, home health agencies are required to submit a one-time Notice of Admission (“NOA”) for each patient that establishes that the beneficiary is under a Medicare home health period of care. Failure to submit the NOA within five calendar days from the start of care results in a reduction to the 30-day period payment amount for each day from the start of care date until the date the NOA is submitted.

Under the nationwide Home Health Value-Based Purchasing (“HHVBP”) Model, home health agencies receive increases or reductions to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later.

Payment of claims for home health services may be impacted by the Review Choice Demonstration, a program intended to identify and prevent home health services fraud, reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. The program currently applies only to home health agencies in certain states, including North Carolina, Florida and Texas. Providers in these states may select either pre-claim review or post-payment review. Home health agencies that maintain high levels of compliance are eligible for additional options that may be less burdensome.

Hospice

Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits (palliative care) instead of standard coverage of treatment for the terminal illness and related conditions. Hospice services are paid under the Hospice PPS, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. The daily rate depends on the level of care provided to a patient (routine home care, continuous home care, inpatient respite care, or general inpatient care). Daily rates are adjusted for factors such as area wage levels. Each federal fiscal year, hospice payment rates are updated using the hospital inpatient market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2024, CMS increased hospice payment rates by 3.1%, which reflected a 3.3% market basket update, reduced by a 0.2 percentage point productivity adjustment. For federal fiscal year 2025, CMS increased hospice payment rates by 2.9%, which reflects a 3.4% market basket update, reduced by a 0.5 percentage point productivity adjustment. Hospices that fail to satisfy quality reporting requirements receive a 4.0 percentage point reduction to the market basket update.

Overall payments made by Medicare to each hospice are subject to an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care (general inpatient and respite) for which Medicare will pay up to a maximum of 20% of total patient care days. Days in excess of the limitation are paid at the routine home care rate. The aggregate cap limits the amount of Medicare reimbursement a hospice may receive for an individual patient in a given year. The aggregate cap is updated annually. In federal fiscal year 2025, the aggregate cap is $34,465.34. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare for the excess amount.

Physician Services

Physician services are reimbursed under the Physician Fee Schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services, relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the Physician Fee Schedule may not differ by more than $20 million from what payments would have been if adjustments were not made. CMS annually reviews resource inputs for select services as part of the potentially misvalued code initiative. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor. For calendar year 2024, CMS reduced the conversion factor by approximately 2.8%. Average payment rates under the Physician Fee Schedule will be reduced by approximately 2.9% in calendar year 2025.

Medicare payments are adjusted based on participation in the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year affects Medicare payments two years later. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“Advanced APM”) track encourages participation in specific innovative payment models approved by CMS through financial incentives, which are paid two years after the relevant performance period, if a provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. The incentive payments were initially set to expire after the 2023 performance year (with associated payments in 2025), but were extended for one year at a lower rate. After the 2024 performance year and associated payments in 2026, Advanced APM incentive payments will no longer be available. Instead, qualifying providers will receive positive adjustments to their Physician Fee Schedule payment rates. Providers participating in the Advanced APM track are exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”), the other QPP participation track. Providers electing the MIPS option receive payment incentives or are subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs. Positive payment adjustments are subject to a scaling factor to meet budget neutrality requirements; the maximum negative payment adjustment is 9%.

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

CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”), which are geographically assigned across 12 jurisdictions to service both Part A and Part B providers. Home health and hospice providers are serviced across four MAC jurisdictions. While hospitals with operations across multiple geographies have the option of having all hospitals use one home office MAC, we have chosen, in most cases, to use the MACs assigned to the geographic areas in which our hospitals are located. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flows.

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

Managed Medicare

Under the Managed Medicare program (also known as Medicare Part C, or Medicare Advantage), the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. In addition to covering Part A and Part B benefits, the health insurers may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. CMS makes fee payment adjustments based on service benchmarks and quality ratings and publishes star ratings to assist beneficiaries with plan selection. According to CMS data, approximately half of all Medicare enrollees participate in managed Medicare plans. Starting January 1, 2024, managed Medicare plans must adhere to the two-midnight rule, which requires managed Medicare plans provide coverage for an inpatient admission when the admitting physician expects the patient to require hospital care that crosses over two midnights. The implementation of the two-midnight rule had a modest impact on our 2024 admissions growth. Medicare Advantage enrollment is projected to continue to increase over the next decade.

Medicaid

Medicaid programs are funded jointly by the federal government and the states. These programs are administered by states under approved plans and waivers. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. The majority of states adopted Medicaid expansion; however, a number of states, including Texas and Florida, have opted out of the expansion. Among the non-expansion states, the maximum income level required for individuals and families to qualify for Medicaid varies.

The number of individuals enrolled in Medicaid declined in 2024 in comparison to 2023. This decline reversed a trend of increased enrollment that occurred as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds for certain Medicaid expenditures in states that maintained continuous Medicaid enrollment, among other requirements. The end of the continuous enrollment requirement in 2023, including the resumption of redeterminations for Medicaid enrollees, resulted in significant coverage disruptions and dis-enrollments of Medicaid beneficiaries. To increase state compliance with renewal, redetermination and reporting requirements, CMS has issued guidance to states and published an interim final rule establishing an enforcement framework, including potential monetary penalties for states that fail to comply.

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest budget expenditure, many states have adopted or may consider adopting various strategies to reduce their Medicaid expenditures. Budgetary pressures have historically resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Most states in which we operate have adopted statewide provider taxes to fund the non-federal share of Medicaid programs within the state. Some states that use provider taxes, including Florida and Texas, rely on local provider taxes that are administered by local governments. Many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Some states use, or have applied to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. For example, the Texas Healthcare Transformation and Quality Improvement Program, which is operated under a Medicaid waiver, enables the expansion of Medicaid managed care programs in the state and provides funding for uncompensated care. The funding amount to each hospital for uncompensated care is recalculated annually by the state and subject to changes in state policies. The total uncompensated care funding for the state is periodically reassessed by CMS and the state. In recent years, aspects of existing or proposed Medicaid programs have been subject to legal challenge, resulting in uncertainty. Additionally, federal legislation and administrative policies that shape administration of the Medicaid programs at the state level are subject to change, including as a result of changes in the presidential administration. For example, a federal court permitted Georgia to impose work and community engagement requirements under a Medicaid demonstration program that launched in mid-2023, and CMS administrators may in the future allow states to impose such conditions on enrollment or permit other eligibility restrictions. Changes to the federal funding formula for Medicaid could also have a significant impact on Medicaid programs and enrollment, particularly if federal contributions for Medicaid expansion populations decrease and those states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding is reduced. These issues are further discussed in Item 1A, “Risk Factors.”

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

Medicaid State Directed and Supplemental Payments

Some states make additional payments to providers through the Medicaid program that are separate from base payments and not specifically tied to an individual’s care. Medicaid supplemental payments may be in the form of payments, such as upper payment limit payments, that are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers. These supplemental reimbursement programs are generally authorized by CMS for a specified period of time and require CMS’ approval to be extended.

In addition, many states have implemented state directed payment (“SDP”) arrangements to direct certain Medicaid managed care plan expenditures. These arrangements, which are generally subject to annual approval by CMS, allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. For example, SDP arrangements may require managed care plans to implement value-based purchasing models or performance improvement initiatives, or may direct managed care plans to adopt specific payment parameters, such as minimum or maximum fee schedules for specific types of providers. States are increasingly using SDP arrangements, and some states have converted supplemental payment programs to SDP arrangements, diverting previously available funding. SDP arrangements can be limited to a specific subset of providers, and providers that do not satisfy applicable criteria may be ineligible for payments. If a state is unable to obtain future CMS approvals of these programs, our revenues could be negatively impacted. In addition, the use and nature of SDP arrangements are subject to policy changes. For example, CMS published a rule (the “Medicaid Managed Care Rule”) in May 2024 that addresses access, financing and quality within Medicaid managed care programs. The rule includes new and updated requirements for SDP arrangements intended to ensure a more consistent and transparent approach for participating states. The rule removes regulatory barriers to help states use SDP arrangements to implement value-based purchasing payment arrangements and include non-network providers in SDP arrangements. The rule also requires provider payment levels for SDPs for certain services, including inpatient and outpatient hospital services, to not exceed the average commercial rate. Further, the rule requires states to ensure each provider receiving an SDP attest by January 1, 2028 that they do not participate in any arrangement that holds taxpayers harmless for the cost of a tax. The various elements of the rule take effect between issuance and early 2028. It is possible that these developments and program reviews will result in the restructuring of or other significant changes to supplemental payment programs and SDP arrangements. We are unable to estimate the financial impact that program structure modifications and other program changes, if any, may have on our results of operations.

Over the last three years, states in which the majority of our hospitals operate have implemented or enhanced their Medicaid supplemental payment programs and SDP arrangements. Revenues from these programs totaled approximately $4.9 billion and $3.9 billion in 2024 and 2023, respectively.

Disproportionate Share Hospital Payments

Separate from the state-administered programs outlined above, the federal Medicare program makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income (“SSI”)). Disproportionate Share Hospital (“DSH”) payment adjustments are determined annually based on certain statistical information required by HHS and are paid as a percentage addition to MS-DRG payments. The methodology for calculating DSH payment adjustments is affected by shifts in payment policy and is also subject to ongoing litigation. For example, in August 2023, CMS finalized changes to the treatment of patient days paid under demonstrations authorized under Section 1115 of the Social Security Act (“Section 1115”) (including through demonstration-authorized uncompensated and undercompensated care pools) in the Medicaid fraction of the DSH payment formula in a manner that will effectively lower DSH payments for many hospitals. However, in August 2024, a district court in Texas vacated the regulation, determining that CMS’ exclusion of patient days paid under such demonstrations was unlawful. Separately, in November 2024, the U.S. Supreme Court heard oral arguments in a dispute focused on whether all patients enrolled in SSI assistance, even if no SSI payments were made during the month of a patient’s hospital admission, should be counted in the DSH methodology. These and other regulatory changes and court rulings could adversely impact our results of operations. CMS also distributes a payment to each DSH hospital that is allocated according to the hospital’s proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals.

The Medicaid program also provides for DSH payments, funded by both the federal government and state governments, which are intended to offset hospital uncompensated care costs. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. Medicaid DSH payments are also affected by shifts in payment policy. For example, CMS published a final rule in February 2024 affecting how states calculate hospital-specific caps for Medicaid DSH payments. The Affordable Care Act and subsequent legislation provided for reductions to the Medicaid DSH hospital program. Under current law, Medicaid DSH payments will be reduced by $8 billion for the period from April 1, 2025, through September 30, 2025, and in federal fiscal years 2026 and 2027.

Value-Based Care Arrangements

CMS has indicated that promoting value-based, person-centered care is among its top priorities, and commercial payers are also increasingly using value-based care arrangements. Generally, value-based care aims to hold providers accountable for delivering efficient, effective care, tying provider reimbursement to patient outcomes or related measures. Value-based care arrangements vary in the method for determining payments and the level of risk assumed, among other factors. For example, Medicare reimbursement may be adjusted based on quality and efficiency measures and/or compliance with quality reporting requirements. In addition, CMS websites make available to the public data submitted by hospitals, home health agencies, hospices, and other Medicare-certified providers in connection with Medicare reimbursement claims, including performance data on quality measures and patient satisfaction.

An Accountable Care Organization (“ACO”), an example of a value-based arrangement, is a group of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. ACOs are intended to promote accountability, coordinate care and produce savings as a result of improved quality and operational efficiency. There are several types of ACO programs, including the Medicare Shared Savings Program (“MSSP”), which is Medicare's permanent ACO program. Medicare-approved ACOs that achieve quality performance standards while lowering growth in expenditures are eligible to share in a portion of the amounts saved by the Medicare program. Conversely, under some MSSP payment tracks, ACOs may be required to pay shared losses if expenditures exceed an established benchmark. Failure to meet quality performance standards may result in an ACO’s termination from the MSSP. CMS continues to explore strategies to accelerate the growth of and access to ACOs.

The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs, while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment Care Improvement Advanced program, which is voluntary and expected to run through December 2025. Participation in bundled payment programs is generally voluntary, but CMS required hospitals in selected geographic areas to participate in a mandatory bundled payment program for specified orthopedic procedures, which ended December 31, 2024. Hospitals in selected markets will be required to participate in a new model focused on five specified surgical procedure episodes beginning in January 2026.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private health insurers. Admissions reimbursed by commercial managed care and other insurers were 32%, 30% and 30% of our total admissions for the years ended December 31, 2024, 2023 and 2022, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally have received contracted annual increases to payment rates from managed care payers, there can be no assurance that we will continue to receive increases in the future. Price transparency initiatives may impact our relationships with payers and ability to obtain or maintain favorable contract terms. For example, hospitals are required to publish a list of their standard charges for all items and services, including gross charges, discounted cash prices and payer-specific and de-identified minimum and maximum negotiated charges, in a machine-readable, publicly accessible online file. Further, CMS requires most health insurers to publish online charges negotiated with providers for health care services.

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

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2024, approximately 86% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. In addition, federal and some state laws require health insurers to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place.

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

	2024	2023	2022
Number of hospitals at end of period	190	186	182
Number of freestanding outpatient surgery centers at end of period(a)	124	124	126
Number of licensed beds at end of period(b)	49,985	49,588	49,281
Weighted average beds in service(c)	42,633	41,873	41,982
Admissions(d)	2,236,595	2,130,728	2,075,459
Equivalent admissions(e)	3,990,085	3,788,434	3,611,299
Average length of stay (days)(f)	4.8	4.9	5.1
Average daily census(g)	29,581	28,721	28,778
Occupancy rate(h)	73%	72%	72%
Emergency room visits(i)	9,789,265	9,342,783	8,971,951
Outpatient surgeries(j)	1,024,998	1,044,415	1,023,239
Inpatient surgeries(k)	540,704	528,845	522,151
Days revenues in accounts receivable(l)	54	53	53
Outpatient revenues as a % of patient revenues(m)	38%	38%	38%

(a)
Excludes freestanding endoscopy centers (26 at December 31, 2024, 24 at December 31, 2023 and 21 at December 31, 2022).
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

Competition

Generally, other hospitals and facilities in the communities we serve provide services similar to those we offer. Additionally, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers, diagnostic and imaging centers and other medical facilities in the geographic areas in which we operate continues to increase. As a result, most of our hospitals and other facilities operate in a highly competitive environment. In some cases, competing facilities are more established than we are. Some competing facilities are physician-owned or are owned by tax-supported government agencies, and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our facilities and may provide the tax-supported or not-for-profit entities an advantage in funding capital expenditures. In certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. We also face competition from specialty hospitals and from both our own and unaffiliated freestanding ASCs for market share in certain high margin services. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our behavioral hospitals and units compete with both local and regional hospitals, including the behavioral units of general, acute care hospitals.

Trends toward clinical and pricing transparency may impact our competitive position, ability to obtain or maintain favorable contract terms and patient volumes in ways that may be difficult to predict. For example, hospitals are required to publish a list of their standard charges for all items and services, including gross charges, discounted cash prices and payer-specific and de-identified minimum and maximum negotiated charges, in a machine-readable, publicly accessible online file. In addition, CMS websites make available to the public data submitted by hospitals, home health agencies, hospices, and other Medicare-certified providers in connection with Medicare reimbursement claims, including performance data on quality measures and patient satisfaction.

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

Two of the most significant factors that impact the competitive position of a hospital are the number and quality of physicians affiliated with or employed by the hospital. Although physicians may at any time terminate their relationship with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital based on the quality and scope of services the hospital renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, technology, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, technology, equipment, employees and services for physicians and patients. Our hospitals face competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models.

Another major factor in the competitive position of our hospitals and other facilities is our ability to negotiate service contracts with group purchasers of health care services. Managed care plans attempt to direct and coordinate members’ use of health care services and obtain discounts from providers’ established gross charges. Similarly, employers and traditional health insurers continue to attempt to contain costs through negotiations with providers for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group purchasers of health care services on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Legislative and regulatory initiatives may impact our contract terms or ability to contract with payers, such as laws that permit payers to guide patients to particular providers and eliminate restrictions on placing providers into preferred tiers. Our future success will depend, in part, on our ability to retain and renew our contracts with third-party payers and enter into new contracts on favorable terms. Other health care providers may impact our ability to enter into contracts with third-party payers or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Price transparency initiatives and increasing vertical integration efforts involving third-party payers and health care providers, among other factors, may increase these challenges. Moreover, the trend toward consolidation among private third-party payers tends to increase payer bargaining power over fee structures, and private third-party payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases. Health plans increasingly utilize narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. The importance of obtaining contracts with group purchasers of health care services varies by purchaser and by community, depending on the market position of such organizations. In addition, changes in the payer contracts of our competitors may impact the payer mix and patient volume of our hospitals and other facilities.

State certificate of need (“CON”) laws, which place limitations on a health care facility’s ability to expand services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. Before issuing a CON or other approval, these states consider the need for additional, changes in, or expanded health care facilities or services. Removal of these requirements could reduce barriers to entry and increase competition in our service areas. In those states that do not require state approval or that set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. Other federal and state laws and regulations may also adversely impact our ability to expand, such as a regulation commonly known as the “36 Month Rule.” This rule, which applies to home health agencies and hospices, restricts the assumption by a new majority owner of the provider’s Medicare provider agreement and billing privileges within 36 months of the provider’s effective date of initial Medicare enrollment or most recent change in majority ownership. In addition, changes in licensure or other laws or regulations and recognition of new provider types or payment models could impact our competitive position. See Item 1, “Business — Regulation and Other Factors.”

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

Each of our acute care hospitals located in the United States is eligible to participate in Medicare and Medicaid programs. To receive reimbursement under the Medicare and Medicaid programs, organizational providers and suppliers and individuals must satisfy extensive enrollment and revalidation requirements. CMS has the authority to deny or revoke Medicare enrollment and deactivate billing privileges for a variety of reasons. An adverse action relating to Medicare enrollment may impact a provider’s Medicaid eligibility, and adverse actions relating to Medicaid enrollment may impact Medicare enrollment. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from applicable federal health care programs. Each of our general, acute care hospitals located in the United States is accredited by The Joint Commission or another health care accrediting organization. From time to time, we may acquire a facility that is not accredited but for which we will seek accreditation. If any facility were to lose accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from private third-party payers.

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

There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with actual knowledge of, deliberate ignorance of or reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, may create liability. Submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the FCA. Whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. False claims under the FCA also include the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. An overpayment is deemed to be identified when a person knowingly, as defined under the FCA, receives or retains an overpayment.

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

HIPAA Administrative Simplification, Privacy and Security Standards and Interoperability Requirements

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and implementing regulations require the use of uniform electronic data transaction standards and code sets for certain health care claims and payment transactions submitted or received electronically. In addition, HIPAA requires each provider to use a National Provider Identifier. These provisions are intended to encourage electronic commerce in the health care industry.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. These civil penalties are updated annually based on updates to the consumer price index. HHS enforces the regulations and performs compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We enforce compliance in accordance with HIPAA privacy and security regulations. The Privacy and Information Protection and Security Departments monitor our compliance with the HIPAA privacy and security regulations. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

Health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, health care providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other significant disincentives. In a final rule published in July 2024, HHS established disincentives for hospitals, MIPS-eligible clinicians (including group practices) and ACOs and ACO providers that commit information blocking. Hospitals found to have committed information blocking will not qualify as “meaningful electronic health record users” under the Medicare Promoting Interoperability Program and as a result will lose 75% of the annual market basket increase they would otherwise receive. Similar penalties apply to MIPS-eligible clinicians and ACOs, ACO participants, and ACO providers or suppliers under the Medicare Shared Savings Program.

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

The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital that has been notified of a patient’s pending arrival in a non-hospital owned ambulance. In enforcement actions, the government has broadly interpreted a hospital’s obligations with respect to screening and stabilizing patients who present with a psychiatric emergency. EMTALA does not generally apply to individuals admitted for inpatient services. The government has expressed its intent to investigate and enforce EMTALA violations actively. Hospitals may face conflicting interpretations of EMTALA’s requirements with respect to state laws that limit access to abortion or other reproductive health services. For example, HHS has provided guidance regarding EMTALA obligations specific to patients who are pregnant or are experiencing pregnancy loss and the preemption of state law. This guidance has been the subject of legal challenges, including a pending case in Idaho under which the state is currently enjoined from enforcing its state law restricting abortion to the extent the state law conflicts with EMTALA. The final ruling from a Texas case limits application of the HHS guidance in Texas.

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

Price Transparency and Consumer Billing Limitations

The health care industry is subject to various federal and state initiatives and requirements related to price transparency and out-of-network charges. For example, federal regulations require hospitals to publish a list of their standard charges for all items and services, including gross charges, discounted cash prices and payer-specific and de-identified minimum and maximum negotiated charges, in a machine-readable, publicly accessible online file. Hospitals are required to publish a consumer-friendly list of standard charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services or, alternatively, maintain an online price estimator tool. CMS may impose civil monetary penalties for noncompliance with these price transparency requirements. Further, CMS requires most health insurers to publish online charges negotiated with providers for health care services. Most health insurers must also provide online price comparison tools to help individuals get personalized cost estimates for covered items and services.

In addition, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills, and several states have implemented similar laws intended to protect consumers. The No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for items and services rendered by out-of-network providers (i.e., prohibits balance billing), subject to limited exceptions. The No Surprises Act also impacts the payment received by an out-of-network provider from a health plan for items and services to which the prohibitions on balance billing apply. For items and services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act establishes an independent dispute resolution (“IDR”) process for providers and payers to handle payment disputes that cannot be resolved through direct negotiations. The final rule establishing the IDR process is currently the subject of legal challenges, and government agencies have proposed various changes, creating uncertainty and resulting in delays in claims resolution. The No Surprises Act also requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in connection with scheduled items or services, in advance of the date of the scheduled item or service, or upon request of the individual. HHS is delaying enforcement with regard to good faith estimates to uninsured individuals that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to an uninsured or self-pay patient exceed the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400) or the provider furnishes an item or service that was not included in the good faith estimate, the patient may invoke a patient-provider dispute resolution process established by regulation to challenge the higher amount.

Medical Technology Regulation and Developments

Participants in the health care industry must frequently adapt to scientific and technological innovations and initiatives. These advances can change the way services are delivered and offer business efficiencies, among other benefits, and impact the competitive position of providers. The design and introduction of new products and services and changes to existing products and services are subject to complex laws and regulation and oversight by various agencies, including HHS and the Food and Drug Administration (“FDA”). Further, advances may result in new or enhanced governmental or regulatory scrutiny, litigation and ethical concerns and impact patient care.

For example, we deploy third-party software programs, and in some instances develop our own software programs, utilizing machine learning/AI, including for use within our network to improve care. The legal framework for AI (particularly in patient care) is rapidly developing and uncertain. In 2023, HHS finalized transparency requirements for AI and other predictive algorithms used in certified health information technology, such as decision support interventions. In some cases, software can be considered a medical device under the federal Food, Drug, and Cosmetic Act (“FDCA”). Medical devices are subject to extensive regulation by the FDA under the FDCA. In September 2022, the FDA issued non-binding final guidance that describes the types of clinical decision support software that the FDA will regulate as a medical device, potentially including software programs that were not previously treated as medical devices. Application of the new guidance may result in our current and/or future software programs used by us to provide clinical decision support being subject to FDA regulation. Some states have adopted or are considering additional measures regarding the use of AI within the health care industry. For example, California enacted Assembly Bill 3030, known as the Artificial Intelligence in Health Care Services Bill (“AB 3030”), which requires that any health care facility using generative AI to create patient communications pertaining to patient clinical information ensure that the communications include (i) a disclaimer that the communication was generated by generative AI and (ii) clear instructions describing how a patient may contact a human health care provider or other appropriate person at the health care facility. Further, Utah enacted the Artificial Intelligence Policy Act (“AIPA”), which requires physicians, nurses and other regulated health care providers to disclose to individuals if they are interacting with generative AI while receiving regulated services. Additionally, Colorado has passed the Colorado Artificial Intelligence Act (“CAIA”), which will impose significant disclosure, documentation, and risk management requirements on developers of and companies that deploy “high-risk” AI systems, including systems used to recommend certain health care decisions. If we or our third-party providers are restricted from using AI as a result of any laws or regulations, it could impact our operations and cause us to incur costs to replace or modify our use of AI. Any failure or perceived failure by us or our third-party providers to comply with AI laws and regulations could result in legal proceedings or investigations, which could result in significant legal costs and potential liability, as well as reputational harm. Further, we expect additional AI-related laws and regulations to come into effect, which could affect our business and financial condition.

We also perform clinical laboratory testing, and some of the tests performed are considered “laboratory developed tests” (“LDTs”). On May 6, 2024, the FDA published a final rule to increase regulatory oversight of LDTs as medical devices, classifying the tests as in vitro diagnostic products. The rule is currently the subject of legal challenges. The requirements imposed by the FDA under this rule will, over a four-year phase-in period that starts May 6, 2025, require our clinical laboratories to make significant adjustments and implement processes to comply with certain FDA medical device laws and regulations and may require FDA review or approval for LDTs used in patient care that are either newly marketed or modified after May 6, 2024.

Failure to obtain necessary approvals for regulated technologies or noncompliance with other applicable regulatory requirements could result in penalties or require us to make changes to our operations, including changes to services currently rendered. For example, if the FDA determines that any of our software programs are medical devices under the FDCA, the use of those software programs may require premarket approval or clearance, and we may be required to cease use of such programs until we obtain any required premarket approval or clearance.

Developments in Health Care Public Policy

The health care industry is subject to changing political, regulatory and other influences. Regulatory uncertainty has increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions and the outcome of the 2024 federal election. The Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. In Loper Bright Enterprises v. Raimondo, the Court overruled a legal framework that gave significant judicial deference to federal agency interpretations of federal statutes. The Court held that courts must instead exercise independent judgment when deciding whether an agency has acted within its statutory authority and that courts may not defer to an agency interpretation simply because a statute is ambiguous. The Loper Bright decision and other recent decisions of the U.S. Supreme Court are expected to have significant impacts on government agency regulation, particularly within the heavily regulated health care industry, in part through an increase in legal challenges to health care regulations and agency guidance and decisions. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid payment and coverage policies, policies affecting the size of the uninsured population, administration of state Medicaid programs, and enforcement and interpretation of fraud and abuse laws. The recent Supreme Court decisions may also result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. The outcome of the 2024 federal election may increase regulatory uncertainty and the potential for significant policy changes. Recent presidential executive orders have been issued that impact or may impact the health care industry, including an order establishing a presidential advisory commission focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures.

The health care industry has been and continues to be impacted by health care reform efforts at the federal and state levels. Many recent changes have been aimed at reducing costs and government spending and increasing access to health insurance. For example, the Affordable Care Act increased health insurance coverage through a combination of private sector health insurance requirements, public program expansion and other reforms. Changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected and may continue to affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if purchased. For example, the American Rescue Plan of 2021 (“ARPA”) temporarily enhanced premium tax credits available for purchasing coverage through the Exchanges by lowering premiums and raising income eligibility thresholds. Subsequent legislation extended these enhanced premium tax credits through 2025. However, further extension is uncertain, and we believe their expiration would adversely impact Exchange enrollment and significantly increase the uninsured rate. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Health care providers may also be significantly impacted by reforms to the Medicaid program, including changes resulting from legislation and administrative actions at the federal and state levels. Changes at the federal level may impact funding for, or the structure of, the Medicaid program and may shape administration of the program at the state level. The Affordable Care Act expands the categories of individuals eligible for Medicaid coverage, permits individuals with relatively higher incomes to qualify and provides states with enhanced funding for expansion populations. The majority of states adopted Medicaid expansion; however, a number of states, including Texas and Florida, have opted out of the Medicaid expansion provisions of the Affordable Care Act. Changes to the federal funding formula for Medicaid could have a particularly significant impact in states that expanded Medicaid, especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion if federal funding is reduced. CMS administrators may also make changes to Medicaid payment models and may grant states additional flexibility in the administration of state Medicaid programs, including by allowing additional states to condition Medicaid enrollment on work or other community engagement or permitting other eligibility restrictions. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards. The Medicaid landscape is constantly evolving as the federal and state governments consider and test various models of delivery and payment system reform.

In addition, there is uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the Affordable Care Act. Other recent initiatives and proposals include those aimed at price transparency and out-of-network charges, which may impact prices and the relationships between health care providers, insurers and patients. Reform efforts could also include changes to Medicare reimbursement, such as new or expanded site-neutral payment policies that may reduce payments received or further attempt to equate rates of reimbursement for outpatient hospital services with payment for similar services provided in other patient care settings. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. For example, in recent years, there have been trends influenced by private and/or public payers toward enrollment in managed care programs, favoring outpatient care over inpatient care, and provider consolidation. These issues are further discussed in Item 1A, “Risk Factors.”

General Economic and Demographic Factors

The health care industry is impacted by the overall U.S. economy. Budget deficits at the federal level and within some state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals and other providers. We anticipate that federal and state budget deficits, the growing magnitude of Medicare and Medicaid expenditures and the aging and health status of the U.S. population, among other factors, will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and increased difficulties in collecting patient receivables for copayment and deductible amounts.

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

Environmental Matters

We are subject to various federal, state and local statutes and ordinances and other laws regulating the discharge of materials into the environment. We do not believe that we will be required to expend any material amounts in order to comply with these laws and regulations as presently in effect. Regulations limiting greenhouse gas emissions and energy inputs may increase in coming years, which may increase our costs associated with compliance, disrupt and adversely affect our operations and could materially, adversely affect our financial performance.

Our environmental strategy is designed to complement our mission of the care and improvement of human life, which extends to the environment. This strategy is centered on incorporating the following four pillars into our operations:

•
Managing energy and water responsibly,
•
Preparing for weather impacts,
•
Sourcing and consuming efficiently, and
•
Managing the environmental impact of our capital programs.

Our initiatives contemplate operational changes intended to reduce energy consumption, including by accelerating related capital investments, new technology pilots, energy contracting and investments, and medical gas initiatives. We have also integrated climate-related risk assessment into our established enterprise risk management function.

While we currently believe that compliance with existing environmental laws and regulations does not have a material impact on our operations, changes in consumer preference and legislation or regulatory requirements, including those associated with efforts to transition to a low-carbon economy, may increase costs associated with compliance, the operation of our facilities and supplies.

Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our insurance subsidiary for losses up to $110 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

We purchase, from unrelated insurance companies, coverage for cybersecurity incidents, directors and officers liability and property loss in amounts we believe are reasonable and subject to terms of coverage we believe to be reasonable.

Human Capital Resources

Our workforce consists of approximately 316,000 employees (as of December 31, 2024), including approximately 90,000 part-time and PRN employees (references herein to “employees” or “colleagues” refer to employees of our affiliates). Our Board of Directors and its committees oversee human capital matters through regular reporting from management and advisors.

Culture and Values

We believe HCA Healthcare’s culture helps drive our success. We strive to foster a culture of compassion and respect, across our system, to provide high-quality care for our patients, unlock opportunities for our colleagues and improve the health of our communities. Our policies prohibit discrimination on the basis of age, gender, disability, race, color, ancestry, citizenship, religion, pregnancy, sexual orientation, gender identity or expression, national origin, medical condition, marital status, veteran status, payment source or ability, or any other basis prohibited by federal, state or local law.

We encourage you to review our 2024 Impact Report (available at www.hcahealthcareimpact.com) for more detailed information regarding how we foster care and respect for our patients and colleagues. Nothing on our website, including our annual Impact Report or sections thereof, shall be deemed incorporated by reference into this annual report on Form 10-K.

Recruitment and Workforce Development

We are dedicated to being an employer of choice and seek to recruit candidates through a variety of venues and programs. We continue to invest in expanding access to high-quality health care and addressing nursing and physician shortages through Galen College of Nursing and graduate medical education. Additionally, we are developing enterprise-wide, colleague-facing upskilling programs as well as partnering with academic institutions to create training programs that bolster the allied health talent pipeline.

Engagement, Retention and Talent Development

We believe that excellent people make excellence happen and are committed to selecting and supporting colleagues who can bring our mission to life. We regularly connect with our colleagues, capturing their feedback through rounding, advisory groups, governance councils and surveys, and strive to take appropriate action on identified opportunities. We also have programs designed to support our colleagues throughout their career journey. By providing education, training and benefits like tuition reimbursement and student loan repayment assistance we help our colleagues fully realize their potential.

We are committed to developing leaders who support our culture and help us work to grow our business and lead the industry. Through the award-winning HCA Healthcare Leadership Institute, we seek to develop the capabilities of our leaders, building and strengthening our talent pipeline. Our commitment to leadership development and succession planning is a foundation from which we seek to expand our impact on the communities we serve.

Compensation and Benefits

To recruit and retain a highly qualified workforce, we design competitive compensation and benefits programs to attract, retain, recognize and reward the performance of our employees. These programs (which vary by location) include incentive programs, an employee stock purchase plan, a 401(k) plan, health care and insurance benefits, flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance and well-being programs, volunteer opportunities, and tuition and student loan payment assistance.

Health, Safety and Wellness

We focus on supporting colleagues in ways that we believe have a positive impact on their physical, mental and financial health so they can take care of themselves, their families, their patients and each other. These resources and programs include counseling, fertility and menopause care, financial and retirement planning, consumer discounts and insurance, and family benefits.

Serving the Community

We strive to provide not only the quality health care that our patients deserve, but also to address needs in the communities we serve. We provide opportunities for our colleagues to get involved and be a part of something bigger than our organization. By joining forces with other leading organizations, we believe our collective talents and work have an impact that is only possible when we work together. Through research, partnerships, leadership and investments, we are tackling problems in our communities and throughout the health care industry. We also support the HCA Healthcare Foundation in promoting health and wellbeing in the communities HCA Healthcare serves through leadership, service and financial support to non-profit organizations.

Labor Matters

We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2024, certain employees at 35 of our domestic hospitals are represented by various labor unions. Three elections were held in 2024 that resulted in the addition of a number of employees to existing bargaining units at three of our facilities in California and Nevada. One election was held in 2024 that resulted in our employees choosing not to unionize at one of our facilities in Colorado, and there was another election in 2024 to remove union representation at one of our facilities in Texas. There are no elections scheduled to be held in 2025. It is possible that employees at additional hospitals may unionize in the future, or employees currently represented by labor unions may choose to reject that representation. We have not experienced work stoppages that have materially, adversely affected our business or results of operations. However, it is possible that a material work stoppage at one or more of our hospitals may occur in the future.

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

Our facilities, like most health care facilities, have experienced challenges related to labor costs and turnover. Nurse and medical support personnel availability and retention can present significant operating issues for our hospitals and other facilities, including capacity and growth constraints, reduced patient satisfaction, reduced physician satisfaction, impact on services offered and increased costs. To address these challenges, we implemented several initiatives to improve retention, recruiting, compensation programs and productivity. While these efforts alleviated some of the competitive pressures our hospitals and facilities faced in 2024, there can be no assurance we will not experience operating issues due to the costs and availability of nurse and medical support personnel in the future.

We may be required to enhance wages and benefits to recruit and retain nurses and other medical support personnel and to utilize more expensive temporary or contract personnel. As a result, our labor costs could increase at rates in excess of historical levels. We also depend on the available labor pool of employees in each of the markets in which we operate to fill other necessary positions. If there is additional union organizing activity or a significant portion of our employee base unionizes, our costs could increase. In addition, we operate in states that have adopted mandatory nurse-staffing ratios or mandate staffing committees to develop staffing plans. If these states reduce mandatory nurse to patient ratios or additional states in which we operate adopt mandatory nurse to patient ratios or other measures to regulate staffing, our compliance with such measures could significantly affect labor costs and have an adverse impact on revenues if we are required to limit patient admissions to comply.

The inability to attract, retain and utilize sufficient, quality clinical and non-clinical personnel could impair our capacity, ability to grow and results of operations.

Information about our Executive Officers

As of February 1, 2025, our executive officers were as follows:

Name	Age	Position(s)
Samuel N. Hazen	64	Chief Executive Officer and Director
Jennifer L. Berres	54	Senior Vice President and Chief Human Resources Officer
Michael S. Cuffe, M.D.	59	Executive Vice President and Chief Clinical Officer
Jon M. Foster	63	Executive Vice President and Chief Operating Officer
Michael A. Marks	55	Executive Vice President and Chief Financial Officer
Michael R. McAlevey	61	Executive Vice President - Chief Legal and Administrative Officer
Sammie S. Mosier	50	Senior Vice President and Chief Nurse Executive

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

Michael A. Marks was appointed Executive Vice President and Chief Financial Officer, effective May 1, 2024. He previously served as Senior Vice President — Finance from January 2023 through April 2024. Mr. Marks served as Vice President — Financial Operations Support from March 2021 through December 2022. Prior to that time, he served as CFO of the National Group from December 2008 to February 2021 and CFO of the West Florida Division from July 2004 to November 2008. Mr. Marks joined HCA Healthcare in 1996.

Michael R. McAlevey was appointed Executive Vice President – Chief Legal and Administrative Officer of the Company, effective April 1, 2024. Mr. McAlevey previously served as Senior Vice President and Chief Legal Officer from January 2022 through March 2024. Prior to joining HCA, Mr. McAlevey served in senior legal and executive roles at General Electric, most recently as Vice President, General Counsel and Business Development Leader for GE

Healthcare since 2018. Prior to that, he served as General Counsel and Business Development Leader for GE Aerospace from 2011 to 2018 and Chief Corporate, Securities and Finance Counsel for GE from 2003 to 2011. Before joining GE, Mr. McAlevey served as Deputy Director of the United States Securities and Exchange Commission’s Division of Corporation Finance from 1998 to 2002.

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

As of December 31, 2024, our total indebtedness was $43.031 billion. As of December 31, 2024, we had availability of $3.486 billion under our senior secured cash flow credit facility and $4.500 billion under our senior secured asset-based revolving credit facility, after giving effect to letters of credit and borrowing base limitations. Our indebtedness could have important consequences, including:

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

Our operations are dependent on the efforts, abilities and experience of our management and medical personnel, such as physicians, nurses, pharmacists and lab technicians. We compete with other health care providers in recruiting and retaining qualified management and personnel responsible for the daily operations of each of our hospitals and other facilities, including nurses and other nonphysician health care professionals. We depend on the available labor pool of employees in each of the markets in which we operate to fill other necessary positions. In some markets, the availability of nonphysician health care professionals and medical support personnel has been a significant operating issue to health care providers, including at certain of our facilities. The impact of labor shortages across the health care industry may result in other health care facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities, increase labor costs and further exacerbate the demand on our resources, supplies and staffing.

Economic conditions, including macroeconomic uncertainties and inflationary pressure, workforce burnout, and public health conditions have exacerbated workforce competition, personnel shortages and capacity constraints. We may be required to increase wages and benefits to recruit and retain nurses and other medical support personnel and to hire more expensive temporary or contract personnel.

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

In addition, federal and state laws and regulations may increase our costs of maintaining qualified nurses and other medical support personnel. We operate in states that have adopted mandatory nurse-staffing ratios or mandate staffing committees to develop staffing plans. If these states reduce, or if additional states in which we operate adopt or the federal government adopts, mandatory nurse-staffing ratios or related measures, our compliance with such measures could significantly affect labor costs and have an adverse impact on revenues or our results of operations if we are required to limit admissions, hire additional personnel or otherwise incur additional costs. If our labor costs continue to increase, we may not be able to offset these increased costs, as a significant percentage of our revenues are based on reimbursement rates that are fixed or negotiated no less frequently than annually.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admission and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to their employment or affiliation with our hospitals. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice and instead affiliate with us and use our facilities as an extension of their practices. In many of the markets we serve, physicians may have admitting privileges at other hospitals in addition to our hospitals. We continue to face increasing competition to recruit and retain quality physicians, as well as increasing costs to contract with hospital-based physicians. Such physicians may terminate their affiliation with our hospitals at any time. If states enact legal restrictions on the provision of medical care, such restrictions may impact providers' recruitment and retention efforts in certain states. We anticipate facing increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. If we are unable to recruit and retain quality physicians to affiliate with our hospitals, enter into contractual arrangements with hospital-based physicians, or provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, our admissions may decrease, our operating performance may decline, and our capacity and growth prospects may be materially adversely affected.

We may be unable to attract, hire and retain a highly qualified workforce, including key management.

The talents and efforts of our employees, particularly our key management, are vital to our success. The members of our management team have significant industry experience, and if any member leaves the Company, such member would be difficult to replace. While we have adopted succession plans to prepare for such an event, our succession plans may not result in a successful transition. Further, institutional knowledge may be lost in any potential managerial transition. We may be unable to retain key management or attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified employee talent or failure to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success.

Risks related to technology, data privacy and cybersecurity:

Cybersecurity incidents or other forms of data breaches could result in the compromise of our facilities, confidential data or critical data systems, causing our operations to be impaired or impacted. A cybersecurity incident or other form of data breach could also give rise to potential harm to patients; remediation and other expenses; and exposure to liability under privacy and security laws, consumer protection laws, common law theories or other laws. Such incidents could subject us to litigation and foreign, federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We, directly and through our vendors and other third parties, collect and store on our networks and devices and third-party technology platforms sensitive information, including intellectual property, proprietary business information, protected health information of our patients and personally identifiable information of our employees, patients and consumers. Our facilities use EHRs and medical devices that store or transmit information that are integral to the provision of patient care, and these systems and devices are increasingly connected to the internet, hospital networks and other medical devices. The secure maintenance of this information and technology is critical to our business operations.

We have implemented multiple layers of security measures, including cybersecurity and information security systems, protocols and monitoring procedures, intended to protect the confidentiality, integrity and availability of our data and the systems and devices that store and transmit such data. In addition, we rely on various third parties to have appropriate controls to protect our information that is on their systems or otherwise in their control, and we seek to obtain assurances that such third parties will protect our information. However, despite our efforts to mitigate our exposure to cyberattack, even an advanced internal control environment is vulnerable to compromise. We have seen, and believe we will continue to see, widespread vulnerabilities that could affect our or other third parties’ data or systems. We rely on a substantial number of employees, contractors, personnel, hardware, software, applications, and third-party vendors, platforms and technologies, each of which may represent an attack surface for threat actors. Threats from malicious threat actors, including nation-state actors and ransomware groups, new vulnerabilities and advanced new attacks against our, or our vendors’, information systems and devices create risk of cybersecurity incidents, including ransomware, malware and phishing incidents, in which third parties attempt to fraudulently induce our employees or our vendors’ employees into disclosing usernames, passwords or other sensitive information, which can in turn be used for unauthorized access to our or our vendors’ systems. We, our vendors and other third parties have experienced cybersecurity incidents in the past and continue to be the target of attempted cybersecurity and other threats that could have a significant impact on our business, including threats by third parties seeking to access, misappropriate, corrupt, or manipulate our information or disrupt our operations. We expect that we, our vendors and other third parties will continue to experience an increase in cybersecurity threats in the future, both directly and indirectly through threats targeting third parties, as the volume and intensity of cyberattacks on hospitals, health systems and other health care entities continue to increase. Furthermore, because the tools and techniques used by attackers change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We, our vendors and other third parties may experience security incidents that may remain undetected for an extended period. Even if identified, we, our vendors and other third parties may be unable to adequately investigate or remediate incidents or breaches, including due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. State-sponsored threat actors are increasingly targeting critical infrastructure sectors, including health systems and other critical infrastructure on which we rely. Increasing use of AI technologies in our internal systems may create new attack surfaces or methods for threat actors, and threat actors may use AI technologies to make cyberattacks more difficult to detect, contain or mitigate. Internal access management failures could also result in the compromise or unauthorized exposure of confidential data. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture, or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise cybersecurity or information security. There can be no assurance that we or our vendors and other third parties will not be subject to additional cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business, including our ability to provide various health care services. In such an event, we may incur substantial costs, including but not limited to, costs associated with remediating the effects of the cybersecurity or information security incident, costs for security measures to guard against similar future incidents and costs to recover data. Further, consumer confidence in the integrity and security of personal information and critical operations data in the health care industry generally could be shaken to the extent there are successful cyberattacks at other health care services companies, which could have a material, adverse effect on our business, financial position or results of operations.

Cybersecurity, privacy, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, along with their increased volume and sophistication, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or incidents, and such measures may decrease the efficiency of our operations. We may also be required to expend additional resources to comply with evolving federal and state requirements related to cybersecurity and information security, including those focused on health care providers. Although, to date, no cyberattack or other information or security breach has resulted in material losses or other material consequences to us, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical cybersecurity, information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover our losses in excess of what we self-insure, or all types of claims that may arise. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security, breach notification and consumer protection laws, common law theories or other applicable laws; (v) reputational damage; and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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

Information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts such as inadvertent or intentional misuse by employees, natural disasters and cyberattacks, including ransomware and data theft. Moreover, we rely on various third-party technology platforms, which are increasingly important to our business and continue to grow in complexity and scope. Failure to adequately and timely manage implementations of new technology, updates or enhancements of such platforms or interfaces between platforms could place us at a competitive disadvantage, disrupt our operations, and have a material, adverse impact on our business and results of operations.

We have taken precautionary measures designed to prevent problems that could affect our information systems. Nevertheless, we or our vendors and other third parties that we rely upon may experience system failures and disruptions. The occurrence of any system failure could result in interruptions, delays, the loss or corruption of data and cessations or interruptions in the availability of systems, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

Health care technology initiatives, particularly those related to sharing patient data and interoperability and AI, involve risks that may adversely affect our operations.

The federal government is working to promote the adoption of health information technology and the promotion of nationwide health information exchange to improve health care. For example, HHS incentivizes the adoption and meaningful use of certified EHR technology through its Medicare Promoting Interoperability Program and Quality Payment Program. Eligible hospitals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Eligible health care professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. Therefore, if our hospitals and employed professionals are unable to properly adopt, maintain and utilize certified EHR systems, we could be subject to penalties that may have an adverse effect on our financial condition and results of operations.

As EHR technologies have become widespread, the federal government has increased its focus on promoting patient access to health care data and interoperability. The 21st Century Cures Act and its implementing regulations prohibit information blocking by health care providers and certain other entities. Information blocking is defined as engaging in activities likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Under a rule finalized by HHS in July 2024, a hospital found to have engaged in information blocking will not qualify as a “meaningful electronic health record user” under the Medicare Promoting Interoperability Program and as a result will lose 75% of the annual market basket increase it would otherwise receive, and MIPS-eligible clinicians, ACOs and ACO participants face similar disincentives.

Current and future initiatives related to health care technology, data sharing and interoperability may require changes to our operations, impose new and complex compliance obligations and require investments in infrastructure. In particular, AI is driving innovation and, in some cases, augmenting risks related to health care technology. For example, our physicians are adopting the use of generative AI to assist with the taking of patient medical notes, among other tasks. Rapid changes in technology driven by AI may require us to expend significant resources to acquire, develop, implement and maintain that technology. Failure to integrate these technologies in a timely, cost-efficient and resource-efficient manner may impede our ability to deliver health care services in a competitive manner. There is also a risk that our confidential information becomes part of a model that is accessible by other third-party AI applications or users as a result of a cybersecurity incident or a third-party AI developer’s violation of our vendor engagement terms.

The development of AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency and reliability. For instance, AI models used by us or third-party vendors may be based on biased or deficient datasets, which could result in inaccurate or misleading outputs. Ineffective or inadequate AI development or deployment practices by us or third-party developers or vendors, including any disruptions or failures of AI systems once implemented, could result in unintended consequences. Should the use of AI technologies fail to operate as anticipated or not perform as specified, including any biases or errors in the outputs of AI, patient care may be affected, legal claims may be asserted against us and our reputation may be harmed. Further, federal and state requirements regarding the use of AI by health care providers continue to evolve. For example, HHS finalized a rule in December 2023 imposing transparency requirements for AI and other predictive algorithms that are part of certified health information technology. Some states have adopted or are considering additional measures regarding the use of AI within the health care industry. For example, AB 3030 requires that certain disclaimers and instructions be provided to patients if generative AI is used to create patient communications pertaining to patient clinical information. In addition, the AIPA requires that physicians, nurses and other regulated health care providers disclose when an individual is interacting with generative AI while receiving the regulated service. Further, the CAIA will impose significant requirements on companies that use AI systems to recommend certain health decisions. If we or our third-party providers are restricted from using AI as a result of any laws or regulations, it could impact our operations and cause us to incur costs to replace or modify our use of AI. We may be subject to financial penalties or other disincentives or experience reputational damage for failure to comply with applicable laws and regulations. In addition, any failure or perceived failure by us or our third-party providers to comply with applicable AI laws and regulations could result in investigations or legal proceedings, which could result in significant legal costs and potential liability.

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

As a front-line provider of health care services, we are subject to the health and economic effects of public health conditions.

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

Risks related to governmental regulation and other legal matters:

Our business, financial condition and results of operations may be adversely affected by changes and uncertainty in the health care industry, including health care public policy developments and other changes to laws and regulations. We are unable to predict whether, what, and when changes in the health care industry may occur, and the effects and ultimate impact of any changes are uncertain and may adversely affect our business and results of operations.

The health care industry is subject to changing political, regulatory and other influences. Regulatory uncertainty has increased as a result of decisions issued by the U.S. Supreme Court in June 2024 that affect review of federal agency actions. These decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, expand the time period during which a plaintiff can sue regulators, and may result in inconsistent judicial interpretations and delays in agency rulemaking processes. In Loper Bright Enterprises v. Raimondo, the Court overruled a legal framework that gave significant judicial deference to federal agency interpretations of federal statutes. The Court held that courts must instead exercise independent judgment when deciding whether an agency has acted within its statutory authority and that courts may not defer to an agency interpretation simply because a statute is ambiguous. The Loper Bright decision and other recent decisions of the U.S. Supreme Court could have significant impacts on government agency regulation, particularly within the heavily regulated health care industry, and may have broad implications for our business. While the effects of these decisions will become apparent over the coming months and years, we anticipate an increase in legal challenges to health care regulations and agency guidance and decisions, including, but not limited to, those issued by HHS and its agencies, including CMS, the FDA and the OIG. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid payment and coverage policies, policies affecting the size of the uninsured population, administration of state Medicaid programs and enforcement and interpretation of fraud and abuse laws. Impacts of the recent Supreme Court decisions could require us to make changes to our operations and have a material negative impact on our business.

The health care industry has been and continues to be impacted by health care reform efforts. For example, the Affordable Care Act affects how health care services are covered, delivered and reimbursed, and expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected and may continue to affect the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased, and may impact our payer mix. Reductions in the number of insured individuals or the scope of insurance coverage, or an increase in patients covered under governmental health programs or other health plans with lower reimbursement levels, may have an adverse effect on our business. For example, the ARPA temporarily enhanced premium tax credits available for purchasing coverage through the Exchanges by lowering premiums and raising income eligibility thresholds. Subsequent legislation extended these enhanced premium tax credits through 2025. However, further extension is uncertain, and we believe the expiration of these enhanced premium tax credits would adversely impact Exchange enrollment and significantly increase the uninsured rate. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

In addition, the Medicare and Medicaid programs are subject to change, including as a result of changes from the 2024 federal election. For example, some members of Congress have proposed changes intended to accelerate the shift from traditional Medicare to Medicare Advantage, repealing the Affordable Care Act or eliminating some of its consumer protections. The outcome of the 2024 federal election increases regulatory uncertainty. Changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects. Legislation and administrative actions at the federal level may also impact funding for, or the structure of, the Medicaid program and may shape administration of the Medicaid program at the state level. Changes to the federal funding formula for Medicaid could significantly impact states that expanded Medicaid under the Affordable Care Act, especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Further, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding is reduced. CMS may make changes to Medicaid payment models and grant states additional flexibility in the administration of state Medicaid programs, including by allowing additional states to condition Medicaid enrollment on work or other community engagement or permitting other eligibility restrictions. Other health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices, our relationships with patients, payers or ancillary providers (such as anesthesiologists, radiologists and pathologists) and our competitive position, and site-neutral payment policies, which may reduce the reimbursement we receive. Some states are considering or have imposed rate-setting measures, including limits on hospital rates. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms.

There is uncertainty regarding whether, when, and what other public policy initiatives will be adopted by federal and state governments and/or the private sector, the timing and implementation of any such efforts and the impact of those efforts on providers and other health care industry participants. These may include changes to trade policy and new or increased tariffs, which may impact our supply chain operations. It is difficult to predict the nature and/or success of current and future public policy changes, any of which may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

Changes in government health care programs may adversely affect our revenues and business.

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 44.5% of our revenues from the Medicare and Medicaid programs in 2024. However, federal and state governments have made, and continue to make, significant modifications to the Medicare and Medicaid programs through statutory and regulatory changes, administrative rulings and other interpretations and determinations. These changes may include, for example, reductions to reimbursement levels and to supplemental payment programs, funding restrictions, limitations on scope of coverage or patient eligibility, and changes affecting utilization review. These and other changes may impact the scale and scope of the Medicare and Medicaid programs, may reduce the reimbursement we receive, may affect the cost of providing services to patients and could otherwise adversely affect our business and results of operations. In addition, delays or issues implementing reimbursement-related rules, including periodic payment updates for government programs, and interruptions in the distribution of governmental funds could have an adverse impact on our business.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. For example, Congress established automatic spending reductions, referred to as sequestration, under the BCA, resulting in a 2% reduction in Medicare payments that extends through the first eight months of federal fiscal year 2032. These reductions are in addition to reductions mandated by other laws. It is difficult to predict whether, when or what other deficit reduction initiatives may be proposed by Congress, but we anticipate that efforts to address the federal budget deficit will continue to place pressures on government health care programs and that future legislation may include additional Medicare spending reductions.

From time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the inpatient hospital MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, under a site neutrality policy, clinic visit services provided by off-campus provider-based departments are generally not covered as outpatient department services under the outpatient PPS, but instead are paid at the Physician Fee Schedule rate, which is generally substantially lower than the outpatient PPS rate. Further, to address past changes to the 340B Drug Pricing Program that were invalidated by the U.S. Supreme Court, CMS finalized payment reductions under the outpatient PPS. Payment rates were reduced for non-drug services in calendar year 2023, and additional reductions to payments for non-drug item and services will take effect in calendar year 2026 and continue for approximately 16 years. As another example, CMS recently finalized changes to the Medicaid fraction of the Medicare DSH payment formula that will result in lower DSH payments for many hospitals. These payment policies and future changes to payment policies may adversely impact our results of operations, and any potential legal challenges to changes may take years to resolve. Payment policies for different types of providers and for various items and services continue to evolve. Congress and/or CMS may implement further changes to reimbursement for items or services that result in payment reductions for other items or services or that otherwise affect our business and operations. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from private third-party payers.

In addition, several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets and the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Many states have also adopted, or are considering, legislation designed to reduce coverage, change patient eligibility requirements, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Periods of economic weakness may increase the budgetary pressures on many states, and these budgetary pressures may result in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. Further, we may be impacted by developments at the federal and state levels related to Medicaid supplemental payments, which are state payments that are separate from fee-for-service base payments, and SDP arrangements, which allow states to direct certain Medicaid managed plan expenditures. Structural and other changes to these programs could result in such payments being reduced or eliminated, for example if funding for SDP arrangements is diverted from other payment programs, and if we do not satisfy applicable criteria when payments are directed to a specific subset of providers. Further, legislation and administrative actions at the federal level may impact the funding for, or structure of, the Medicaid program, and may shape the administration of the Medicaid program at the state level. Changes to the federal funding formula for Medicaid could have a particularly significant impact on coverage and reimbursement in states that expanded Medicaid under the Affordable Care Act, as states might not be able to offset decreases in federal funding for expansion populations. In addition, CMS administrators may make changes to Medicaid payment models and may grant states additional flexibility in the administration of state Medicaid programs, including by allowing states to impose eligibility restrictions such as work and community engagement requirements.

Current or future health care reform and deficit reduction efforts, changes or delays in laws or regulations regarding government health care programs, other changes in the administration of government health care programs and changes by private third-party payers in response to health care reform and other changes to government health care programs could have a material, adverse effect on our financial position and results of operations.

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
•
necessity, appropriateness and adequacy of medical care;
•
quality of medical equipment and services;
•
qualifications and supervision of medical and support personnel;
•
patient, workforce and public safety;
•
the confidentiality, maintenance, interoperability, exchange and security of health-related and personal information and medical records, including data breach, ransomware and identity theft issues;
•
the provision of services via telehealth, including technological standards and coverage restrictions or other limitations on reimbursement;
•
the development and use of AI and other predictive algorithms, including those used in clinical decision support tools;
•
screening, stabilization and transfer of individuals who have emergency medical conditions;
•
restrictions on the provision of medical care, including with respect to reproductive care;
•
facility and personnel licensure, certification and accreditation and enrollment standards and requirements for participation in government programs;
•
the manufacture, distribution, maintenance and dispensing of pharmaceuticals, controlled substances and medical devices;
•
debt collection, balance billing and billing for out of network services;
•
consumer disclosures and price transparency;

•
communications with patients and consumers;
•
preparing and filing of cost reports;
•
operating policies and procedures;
•
activities regarding competitors;
•
addition of facilities and services; and
•
environmental protection, including disposal of regulated materials.

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

Our financial relationships with physicians who make referrals for designated health services and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex. We do not always have the benefit of significant regulatory or judicial interpretations of the Stark Law and its implementing regulations. Thus, we cannot provide assurance that every relationship complies fully with the Stark Law. Unlike the Anti-kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.

Additionally, if we violate the Anti-kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit. See Item 1, “Business — Regulation and Other Factors.”

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal information. Various states in which we operate have passed privacy laws and regulations that impose restrictive requirements on the use and disclosure of personal information, and many other state and federal privacy laws have been proposed. In many cases, these laws are more restrictive or impose more obligations than, and may not be preempted by, the HIPAA privacy and security regulations, may apply to employees and business contacts in addition to patients, and may be subject to new and varying interpretations by courts and government agencies. The potential effects of these laws are far-reaching and may require us to incur substantial expenses, including costs associated with modifying our data processing practices and policies. Failure to comply with these and any other comprehensive privacy laws passed at the state or federal level may result in regulatory enforcement actions, penalties and damage to our reputation. As a result of our operations in the United Kingdom, we are subject to the UK Data Protection Act, which contains stricter privacy restrictions than laws and regulations in the United States and provides for significant fines in the event of violations. These administrative fines are based on a multi-factored approach. Moreover, rules for data transfers outside of the United Kingdom and European Economic Area are subject to increased regulation, and such regulations are frequently subject to further revision and updated regulator guidance, making necessary compliance measures challenging to ascertain and implement with respect to our United Kingdom operations. We expect that there will continue to be new or modified laws, regulations, regulatory guidance and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions, which could impact our operations and cause us to incur substantial costs.

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

We are also subject to various international, federal, state and local statutes and ordinances regulating the discharge of materials into the environment. For example, our health care operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be handled, stored, transported, treated and disposed of in compliance with federal, state and local environmental laws and regulations. Environmental regulations also may apply when we build new facilities or renovate existing facilities. If we are found not to be in compliance with such laws and regulations, we may be liable for significant investigation and clean-up costs or be subject to enforcement actions by governmental authorities or lawsuits by private plaintiffs. Moreover, any changes in the environmental regulatory framework (including legislative or regulatory efforts designed to address changing global weather patterns) could have a material, adverse effect on our business.

We are also subject to various federal and state antitrust laws that, for example, restrict exclusive contracting relationships with health care providers, restrict sharing of cost and pricing data, prohibit competitors from taking collective action to set commercial payer reimbursement rates and establish integration requirements for joint ventures to contract with payers. We also operate health care facilities in the United Kingdom and have operations and commercial relationships with companies in other foreign jurisdictions and, as a result, are subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption and anti-bribery laws. The Foreign Corrupt Practices Act regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. In addition, the United Kingdom Bribery Act has wide jurisdiction over certain activities occurring within the United Kingdom.

If we fail to comply with these or other applicable laws and regulations, which are subject to change, we could be subject to liabilities, including civil penalties, money damages, lapses in reimbursement, the loss of our licenses to operate one or more facilities, exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs, civil lawsuits and criminal penalties. In addition, different interpretations or enforcement of, or amendments to, these and other laws and regulations in the future could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit, a determination that we have violated these or other laws or a public announcement that we are being investigated for possible violations could result in liability, could result in negative publicity and an adverse impact on our reputation and could adversely affect our business, financial condition, results of operations or prospects.

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

We are subject to tax in the United States as well as those states and foreign jurisdictions in which we do business. Changes in tax laws, including increases in tax rates, interpretations of tax laws by taxing authorities, other standard setting bodies or judicial decisions, could increase our tax obligations and have a material, adverse impact on our results of operations.

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

Government agencies and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations. CMS and state Medicaid agencies contract with RACs and other contractors on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare program, including managed Medicare plans, and the Medicaid programs. RAC denials are appealable. However, the RAC audit and appeals processes can impose a significant administrative burden on providers, and we may experience delays in appealing RAC payment denials. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

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

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals and health care facilities in the communities we serve provide services similar to those we offer. Trends toward transparency and value-based purchasing may have an impact on our competitive position, ability to obtain and maintain favorable contract terms and patient volumes in ways that are difficult to predict. On its websites, CMS publicizes performance data related to quality measures and data on patient satisfaction surveys that hospitals, home health agencies, hospices and various other types of Medicare-certified facilities submit in connection with their Medicare reimbursement. Its Care Compare website provides an overall rating that synthesizes various quality measures into a star rating for each hospital, home health agency and hospice, among other provider types. If any of our hospitals or other provider types achieve poor results (or results that are lower than our competitors) on quality measures or on patient satisfaction surveys, our competitive position could be negatively affected. Further, hospitals are required to publish online a list of their standard charges for all items and services, including gross charges, discounted cash prices and payer-specific and de-identified minimum and maximum negotiated charges, and must also publish a consumer-friendly list of standard charges for certain “shoppable” services or, alternatively, maintain an online price estimator tool for the shoppable services. HHS also requires health insurers to publish online charges negotiated with providers for health care services, and health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. The No Surprises Act imposes additional price transparency requirements, including requiring providers to send uninsured or self-pay patients (in advance of the date of the scheduled item or service or upon request) and health plans (prior to the scheduled date of the item or service) of insured patients a good faith estimate of the expected charges and diagnostic codes. HHS is deferring enforcement of certain requirements of the No Surprises Act applicable to providing estimates for insured individuals and providing estimates to uninsured or self-pay patients that do not include expected charges for co-providers or co-facilities. It is not entirely clear how price transparency requirements will affect consumer behavior, our relationships with payers or our ability to set and negotiate prices, but our competitive position could be negatively affected if our standard charges are higher or are perceived to be higher than the charges of our competitors.

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

Our hospitals compete with specialty hospitals and with freestanding ASCs and other outpatient providers for market share in certain high margin services and for quality physicians and personnel. If ASCs and other outpatient providers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in operating margin. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Some states that have historically imposed CON or similar prior approval requirements have removed or are considering removing these requirements, which may reduce barriers to entry and increase competition in our service areas. Changes in licensure or other regulations and recognition of new provider types or payment models could also impact our competitive position. If our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain more favorable third-party payer contracts at their facilities than our hospitals and other providers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

Any increase in the volume of uninsured patients or deterioration in the collectability of uninsured and patient due accounts could adversely affect our results of operations.

The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary third-party payer has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. At December 31, 2024, estimated implicit price concessions of $7.773 billion had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect. The estimated cost of total uncompensated care was $4.366 billion for 2024, $3.720 billion for 2023 and $3.491 billion for 2022.

Any increase in the volume of uninsured patients or deterioration in the collectability of uninsured and self-pay accounts receivable could adversely affect our cash flows and results of operations. Our facilities may experience growth in total uncompensated care as a result of a number of factors, including conditions impacting the overall economy and unemployment levels. In addition, federal and state legislatures have in recent years considered or passed various proposals impacting the size of the uninsured or underinsured population. For example, the ARPA temporarily enhanced premium tax credits available for purchasing coverage through the Exchanges by lowering premiums and raising income eligibility thresholds. These premium tax credits were extended through 2025. However, further extension is uncertain, and we believe their expiration would adversely impact Exchange enrollment and significantly increase the uninsured rate. In addition, under early COVID-19-related legislation, states that maintained continuous Medicaid enrollment were eligible for a temporary increase in federal funds for state Medicaid expenditures. The resumption of redeterminations for Medicaid enrollees in 2023 resulted in significant coverage disruptions and dis-enrollments of Medicaid enrollees, and the number of individuals enrolled in Medicaid declined in 2024 in comparison to 2023. Medicaid enrollment may be further affected by potential changes to the federal funding formula for Medicaid. For example, some states have trigger laws that would end their Medicaid expansion or require other changes if federal funding for expansion populations is reduced. Further, if federal contributions for Medicaid expansion populations decrease, states that expanded Medicaid might not be able to offset such funding reductions. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could also increase rates of uninsured and underinsured individuals. It is difficult to predict what, whether, and when legislative and regulatory changes may be made in the future.

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

Our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects the revenues and operating results of our facilities. Revenues derived from private third-party payers (domestic only) accounted for 49.5%, 49.0% and 48.3% of our revenues for 2024, 2023 and 2022, respectively.

Private third-party payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid, other government health care programs or uninsured, self-pay patients. If we experience reductions in the volume of patients with private health insurance coverage, our revenues may be reduced. Factors that may cause enrollment in private health insurance to decrease include economic factors, such as increased unemployment and underemployment rates and inflationary pressures, and legislative or regulatory changes that increase barriers to and costs associated with obtaining or maintaining comprehensive coverage, including changes affecting insurance brokers and Exchange navigators, limiting automatic re-enrollment in plans purchased through the Exchanges, or expanding short-term insurance options.

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

Our ability to retain and renew our third-party payer contracts and enter into new contracts on terms favorable to us may be impacted by other health care providers. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care plans to contract with us. Further, shifts in the payer contracts held by our competitors may impact our patient mix, which could negatively impact our revenues.

Trends toward greater price transparency may also negatively impact our ability to negotiate favorable contracts with payers. For example, hospitals are required to publish online payer-specific and de-identified minimum and maximum negotiated charges. In addition, health insurers are required to provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. In addition, alignment efforts between third-party payers and health care providers and transparency requirements provide payers with increased access to performance and pricing data, which may increase payer bargaining power.

If we are unable to retain and negotiate favorable contracts with third-party payers or experience reductions in payment increases or amounts received from third-party payers or the number of patients with private health insurance coverage, our revenues may be reduced.

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

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and private third-party payers designed to reduce admissions, intensity of services, surgical procedure volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to increasingly affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third-party payers and may involve prior authorization requirements. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient and outpatient service utilization and inpatient occupancy rates and average lengths of stay continue to be negatively affected by third-party payers’ prior authorization requirements, coverage restrictions, utilization review and by pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Cost control efforts have resulted in an increase in reimbursement denials and delays by both governmental and commercial payers, which may decrease the reimbursement we receive and may increase our costs and administrative burden, as additional resources are devoted to collection and documentation efforts. Additionally, the reimbursement we receive may decline as a result of site-neutrality initiatives, which aim to align payment for services across care settings. Efforts to impose more stringent cost controls are expected to continue and may have a material, adverse effect on our business, financial condition and results of operations.

We may encounter difficulty acquiring hospitals and other health care businesses, encounter challenges integrating the operations of acquired hospitals and other health care businesses and/or become liable for unknown or contingent liabilities as a result of acquisitions.

A component of our business strategy is acquiring hospitals and other health care businesses. We may encounter difficulty acquiring new facilities or other businesses due to a lack of attractive opportunities or as a result of competition from other purchasers that may be willing to pay purchase prices that are higher than we believe are reasonable. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the DOJ, including with respect to hospital and physician practice acquisitions. States also are increasingly enacting laws modeled after the federal Hart-Scott-Rodino Act, requiring pre-notification of covered transactions. These laws may specifically target health care transactions and may have broad impacts on closing timetables and approvals. Some states require CONs in order to acquire a hospital or other facility, or to expand facilities or services. In addition, the acquisition of health care facilities often involves licensure approvals or reviews and complex change of ownership processes for Medicare and other payers. Further, many states have laws that restrict the conversion or sale of not-for-profit hospitals to for-profit entities. These laws may require prior approval from the state attorney general, advance notification of the attorney general or other regulators and community involvement. Attorneys general in states without specific requirements may exercise broad discretionary authority over transactions involving the sale of not-for-profits under their general obligations to protect the use of charitable assets. These legislative and administrative efforts often focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller and may include consideration of commitments for capital improvements and charity care by the purchaser. Similarly, some states require disclosures by certain health care entities, including hospitals and physician practices, to state attorneys general or other designated entities in advance of sales or other transactions. Also, the increasingly challenging regulatory and enforcement environment may negatively impact our ability to acquire health care businesses if they are found to have material unresolved compliance issues, such as repayment obligations. Resolving compliance issues as well as completion of oversight, review or approval processes could seriously delay or even prevent our ability to acquire hospitals or other businesses and increase our acquisition costs.

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

We operated 190 hospitals at December 31, 2024, and 100 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented 52% of our consolidated revenues for the year ended December 31, 2024. This geographic concentration makes us particularly sensitive to regulatory, economic, public health, environmental and competitive conditions in those states. Any material changes in the current payment programs or regulatory, economic, public health, environmental or competitive conditions in those states could have a significant and disproportionate effect on our overall business results.

Our business and operations are subject to risks related to changing global weather patterns.

Changing global weather patterns present both immediate and long-term physical risks (such as potential increases in the intensity or frequency of hurricanes, extreme weather conditions or other natural disasters) and risks associated with the transition to a low-carbon economy (such as regulatory or technology changes). These changes could result in, for example, temporary declines in the number of patients seeking our services, closures of our hospitals and related facilities, supply chain disruptions, increased costs of products, commodities and energy (including utilities) and disruptions in our information systems, which in turn could negatively impact our business and results of operations. In addition, our hospitals and other facilities in Florida, Texas and other coastal states are located in regions that may be impacted by hurricanes. In the past, hurricanes have had a disruptive effect on the operations of our hospitals and other facilities in Florida, Texas and other coastal states and the patient populations in those states, including Hurricanes Helene and Milton, which made landfall in September and October 2024, respectively. Changing global weather patterns could also increase the intensity or frequency of hurricanes, extreme weather conditions or other natural disasters. Our business assets and activities and the communities we serve have been and could in the future be harmed by a particularly active hurricane season or even a single storm. We face the risk of losses incurred as a result of physical damage to our hospitals and related facilities and business interruptions caused by such events. We maintain property insurance coverage for claims in excess of deductibles and self-insured retention levels generally at $110 million per occurrence to address the impact of physical damage to our facilities and for business interruption losses. However, such insurance coverage may be insufficient to cover our losses in excess of what we self-insure, and we may experience a material, adverse effect on our results of operations that is not recoverable through our insurance policies. Additionally, if we experience a significant increase in climate-related events that result in material losses we may be unable to obtain similar levels of property insurance coverage in the future.

In addition, changes in consumer preferences and legislation and regulatory requirements regarding sustainability matters, including those associated with the transition to a low-carbon economy, may increase costs associated with compliance, the operation of our facilities and supplies. Sustainability-related laws and regulations, including those limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may adversely impact us through increased compliance costs for us and our suppliers and vendors. Our stakeholders may have differing expectations regarding sustainability matters, and certain stakeholders may not be satisfied or agree with our efforts which may result in reputational harm. Additionally, the varied timing of sustainability-related laws and regulations and disparate regulatory approaches in various jurisdictions could complicate our compliance efforts. Our response to changing global weather patterns, our related strategies, policies, objectives, commitments and disclosure, our ability to achieve our climate-related and other sustainability objectives and commitments (which are subject to risks and uncertainties, many of which are outside of our control) and/or any perception that our response is ineffective or inefficient, or conversely, not in the best interests of the Company could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence.

The industry trend toward value-based purchasing may negatively impact our revenues.

There is a trend toward value-based purchasing of health care services across the health care industry among both governmental and commercial payers. Generally, value-based purchasing initiatives tie payment to the quality and efficiency of care. For example, Medicare requires hospitals, ASCs, home health agencies, hospices and other providers to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”) or care related to HACs, and federal law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. The 25% of hospitals with the worst risk-adjusted HAC scores in the designated performance period receive a 1% reduction in their inpatient PPS Medicare payments in the applicable federal fiscal year.

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

CMS has developed several alternative payment models that are intended to reduce costs and improve quality of care for Medicare beneficiaries. Examples of alternative payment models include bundled payment models in which, depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Generally, participation in bundled payment programs is voluntary, but CMS required hospitals in selected markets to participate in a bundled payment initiative for specified orthopedic procedures, which ended December 31, 2024. Hospitals in selected markets will be required to participate in a new model focused on five specified surgical episodes beginning January 2026. CMS has indicated that it is evaluating the development of more voluntary and mandatory bundled payment models. Participation in mandatory or voluntary demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.

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

There are also several state-driven value-based care initiatives. For example, some states have aligned quality metrics across payers through legislation or regulation. CMS has signaled its intent to support value-based initiatives in the Medicaid context. For example, a final rule issued in May 2024 reduces state burdens for implementing some SDP arrangements, with the intent of helping states use such arrangements to implement value-based initiatives. In addition, private third-party payers are also transitioning toward alternative payment models or implementing other value-based care strategies. For example, many large private third-party payers currently require hospitals to report quality data, and several private third-party payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

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

Our business is impacted by economic conditions in the United States, including periods of significant inflation, higher interest rates or economic weakness or recessions. Also, budget deficits at the federal level and within some state and local government entities have had, and may continue to have, a negative impact on spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant third-party payer sources for our hospitals. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging and health status trends of the U.S. population will continue to place pressure on government health care programs, and it is possible that future deficit reduction legislation will mandate additional Medicare spending reductions. There is uncertainty regarding the impact of any failure to increase the “debt ceiling,” and any U.S. government default on its debt could have broad macroeconomic effects. Further, any shutdown of the federal government, failure to enact annual appropriations, hold on congressionally authorized spending or interruptions in the distribution of governmental funds could adversely affect our financial results.

Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible receivables. Further, inflationary pressures may increase operating expenses to a greater degree and faster than reflected in updates to the reimbursement systems of governmental and private payers. General economic conditions, including inflation, when worsening or remaining volatile for an extended period of time, have and may continue to have, a negative impact on our results of operations, liquidity, ability to repay our outstanding debt and trading price of our common stock. These factors may affect the availability, terms or timing on which we may obtain any additional funding and our ability to access our cash. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

We are exposed to market risk related to changes in the market values of securities and interest rates.

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were $657 million at December 31, 2024. These investments are carried at fair value, with changes in unrealized gains and losses related to factors other than credit loss allowances being recorded as adjustments to other comprehensive income. At December 31, 2024, we had net unrealized losses of $27 million on the insurance subsidiaries’ investment securities.

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

The Company declares a regular quarterly cash dividend under our cash dividend program. During 2024, the Board of Directors declared four quarterly dividends of $0.66 per share, or $2.64 per share in the aggregate, on our common stock. On January 23, 2025, our Board of Directors declared a quarterly dividend of $0.72 per share on our common stock payable on March 31, 2025 to stockholders of record at the close of business on March 17, 2025.

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

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and certain other investors. Through their investment in Hercules Holding II and other holdings, certain of the Frist-affiliated investors continue to hold a significant interest in our outstanding common stock (approximately 28% as of January 31, 2025). In addition, pursuant to a stockholders' agreement we entered into with Hercules Holding II and the Frist-affiliated investors, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors or any transaction that requires stockholder approval.

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

The Audit and Compliance Committee periodically reviews our data security programs, including cybersecurity processes and procedures regarding cybersecurity threats, AI, disaster recovery and critical business continuity, and reviews our programs and plans that management has established to monitor compliance with data security compliance programs and test emergency operations preparedness. The Audit and Compliance Committee also receives reports regarding risks associated with our data security programs and management’s plans for monitoring and testing compliance with data security regulations.

The Audit and Compliance Committee meetings take place on a quarterly basis and include a report from our Chief Security Officer ("CSO") regarding our security programs, including (i) the status on activities under way to support our security strategy, (ii) an overview of the current threat landscape, including emerging threats and trends that may affect us, (iii) key performance measures of security operations and (iv) general security program needs. The security program includes cybersecurity and information security risk management. Our senior security leadership team has an average of 20 years of data security experience, and each member has served in multiple roles within our security programs.

We seek to leverage a comprehensive risk management program aligned with the National Institute of Technology Cybersecurity Framework 2.0 that encompasses a structured approach to assess, identify, and manage cyber and information security risks. The internal processes for these activities are evaluated for alignment with our objectives and overall risk tolerance. This approach is consistent with our overall risk management efforts. The CSO participates with other senior officers, including the Chief Executive Officer, Chief Information Officer, Chief Financial Officer, Chief Legal and Administrative Officer, Chief Ethics and Compliance Officer and others on our risk management committee, which develops and coordinates enterprise cybersecurity and information security policy and strategy, and provides guidance to senior management.

We utilize cross-functional teams and risk assessment tools and technologies to identify potential cybersecurity and information security threats and risks. These teams include representatives from various departments within our Company to promote a holistic view of the organization’s cybersecurity and information security risk landscape and to facilitate communication. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity and availability of our data and the systems and devices that store and transmit such data. We also seek to embed security measures into software and system development processes and to use current security technologies. In addition, we engage third parties to actively monitor potential threats as well as our security defenses. The risk landscape is assessed to determine the likelihood and potential impact of identified risks. This assessment involves a combination of qualitative and quantitative analyses to help prioritize identified risks and determine the appropriate risk treatment. The effectiveness of the cybersecurity and information security program is tested through a combination of internal and external assessments. Updates are provided to senior management and the Audit and Compliance Committee for informed decision-making and are integrated into our broader enterprise risk management processes.

We also seek to oversee and identify potential cybersecurity and information security threats and risks relating to suppliers and third-party service providers. These efforts may include due diligence to assess the party’s cybersecurity practices, controls, and compliance with relevant statutes and regulations; the use of contractual agreements that outline certain cybersecurity requirements; and using outside services to perform ongoing monitoring of select suppliers and third-party service providers. We also collaborate with select third-party suppliers to develop and align incident response plans.

No risks from cybersecurity threats or previous cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cybersecurity threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

Item 2. Properties

The following table lists, by state, the number of hospitals (general, acute care, behavioral and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2024:

State	Hospitals	Beds
Alaska	1	250
California	4	1,660
Colorado	7	2,602
Florida	46	13,221
Georgia	5	1,543
Idaho	2	454
Indiana	1	278
Kansas	5	1,473
Kentucky	2	384
Louisiana	1	380
Missouri	5	1,080
Nevada	3	1,634
New Hampshire	3	432
North Carolina	7	1,219
South Carolina	4	1,054
Tennessee	13	2,651
Texas	54	14,316
Utah	8	1,057
Virginia	11	3,359

International
England	8	938
	190	49,985

In addition to the hospitals listed in the above table, we directly or indirectly operate 124 ASCs and 26 freestanding endoscopy centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Twelve of our general, acute care hospitals and five of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During January 2023, January 2024 and January 2025, our Board of Directors authorized share repurchase programs for up to $3 billion, $6 billion and $10 billion, respectively, of the Company’s outstanding common stock. The January 2023 authorization was completed during 2024, and at December 31, 2024, there was $764 million of share repurchase authorization that remained available under the January 2024 authorization. All repurchases made during the fourth quarter of 2024, as detailed below, were made pursuant to the January 2024 share repurchase authorization and were made in the open market.

The following table provides certain information with respect to our repurchases of common stock from October 1, 2024 through December 31, 2024 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2024	1,564,869	$390.45	1,564,869	$1,822
November 2024	1,707,356	$349.09	1,707,356	$1,226
December 2024	1,466,721	$315.00	1,466,721	$764
Total for Fourth Quarter 2024	4,738,946	$352.19	4,738,946

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). During 2024, our Board of Directors declared four quarterly dividends of $0.66 per share, or $2.64 per share in the aggregate, on our common stock. On January 23, 2025, our Board of Directors declared a quarterly dividend of $0.72 per share on our common stock payable on March 31, 2025 to stockholders of record at the close of business on March 17, 2025. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements. At the close of business on January 31, 2025, there were approximately 460 holders of record of our common stock.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among HCA Healthcare, Inc., the S&P 500 Index and the S&P Health Care Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
HCA Healthcare, Inc.	$100.00	$111.64	$175.93	$165.99	$188.93	$211.12
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P Health Care	100.00	113.45	143.09	140.29	143.18	146.87

The graph shows the cumulative total return to our stockholders for the five-year period ended December 31, 2024, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2019 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures that contain “forward-looking statements,” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions (and the impact thereof on the economy, financial markets and banking industry); changes in revenues due to declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, supply chain or other expenditures; workforce disruptions; supply shortages and disruptions (including as a result of geopolitical disruptions); and the impact of potential federal government shutdowns or interruptions in appropriation or distribution of governmental funds, (2) the impact of current and future health care public policy developments and possible changes to other federal, state or local laws and regulations affecting the health care industry, including, but not limited to, the expiration of enhanced premium tax credits for individuals eligible to purchase insurance coverage through federal and state-based health insurance marketplaces, (3) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) the ability to achieve operating and financial targets, attain expected levels of patient volumes and revenues, and control the costs of providing services, (6) possible changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or state directed payments, that may impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (23) the impact of natural disasters, such as hurricanes and floods, including Hurricanes Milton and Helene, physical risks from changing global weather patterns or similar events beyond our control on our assets and activities and the communities we serve, (24) changes in U.S. federal, state, or foreign tax laws including interpretive guidance that may be issued by taxing authorities, other standard setting bodies or judicial decisions, (25) the results of our efforts to use technology and resilience initiatives, including AI and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, and (26) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2024 Operations Summary

Net income attributable to HCA Healthcare, Inc. totaled $5.760 billion, or $22.00 per diluted share, for 2024, compared to $5.242 billion, or $18.97 per diluted share, for 2023. The 2024 results include gains on sales of facilities of $14 million, or $0.04 per diluted share. The 2024 results also include additional expenses and losses of revenues estimated at approximately $250 million, or $0.73 per diluted share, related to Hurricanes Helene and Milton, which impacted our facilities in North Carolina and certain facilities in Florida. The 2023 results include losses on sales of facilities of $5 million, or $0.04 per diluted share. Our provisions for income taxes for 2024 and 2023 include tax benefits of $102 million, or $0.39 per diluted share, and $93 million, or $0.34 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 261.806 million shares and 276.412 million shares for the years ended December 31, 2024 and 2023, respectively. During 2024 and 2023, we repurchased 17.798 million and 14.465 million shares, respectively, of our common stock.

Revenues increased to $70.603 billion for 2024 from $64.968 billion for 2023. Revenues increased 8.7% and 7.9%, respectively, on a consolidated basis and on a same facility basis for 2024, compared to 2023. The consolidated revenues increase can be primarily attributed to the combined impact of a 5.3% increase in equivalent admissions and a 3.2% increase in revenue per equivalent admission. The same facility revenues increase resulted primarily from the combined impact of a 4.5% increase in equivalent admissions and a 3.2% increase in revenue per equivalent admission. Our revenues from Medicaid state directed and supplemental payment programs totaled approximately $4.9 billion and $3.9 billion in 2024 and 2023, respectively.

During 2024, consolidated admissions increased 5.0% and same facility admissions increased 4.9%, compared to 2023. Inpatient surgical volumes increased 2.2% on both a consolidated basis and a same facility basis during 2024, compared to 2023. Outpatient surgical volumes declined 1.9% on a consolidated basis and declined 1.6% on a same facility basis during 2024, compared to 2023. Emergency room visits increased 4.8% on a consolidated basis and increased 4.9% on a same facility basis during 2024, compared to 2023.

The estimated cost of total uncompensated care increased $646 million for 2024, compared to 2023. Consolidated and same facility uninsured admissions increased 1.3% and 1.0%, respectively, and consolidated and same facility uninsured emergency room visits increased 13.8% and 13.5%, respectively, for 2024, compared to 2023.

Interest expense totaled $2.061 billion for 2024, compared to $1.938 billion for 2023. The $123 million increase in interest expense for 2024 was primarily due to an increase in the average debt balance.

Cash flows from operating activities increased $1.083 billion, from $9.431 billion for 2023 to $10.514 billion for 2024. The increase in cash flows from operating activities was related primarily to an increase in net income of $542 million, excluding losses and gains on sales of facilities, and a positive change in working capital items of $351 million, mainly from a decline in inventories and other assets.

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

Patients treated at hospitals for non-elective care who have income at or below 400% of the federal poverty level are eligible for charity care, and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. Patients treated at hospitals for non-elective care who have income above 400% of the federal poverty level are eligible for certain other discounts which limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. We apply additional discounts to limit patient responsibility for certain emergency services. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. We may provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

To quantify the total impact of and trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2024	2023	2022
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$60,056	$55,341	$51,180
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.1%	10.5%	11.0%
Total uncompensated care	$43,231	$35,426	$31,734
Multiply by the cost-to-charges ratio	10.1%	10.5%	11.0%
Estimated cost of total uncompensated care	$4,366	$3,720	$3,491

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Revenues (continued)

Management expects a continuation of the challenges related to collection of patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, increases in patient responsibility amounts under certain health care coverages, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations. See Item 1, “Business — Developments in Health Care Public Policy.”

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence ($110 million effective January 1, 2025), subject, in most cases, to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We purchase excess insurance on an occurrence reported basis for losses in excess of amounts insured by our insurance subsidiary. Provisions for losses related to professional liability risks were $627 million, $619 million and $517 million for the years ended December 31, 2024, 2023 and 2022, respectively. We recorded an increase to the provision for professional liability risks of $40 million during 2023 and a reduction to the provision for professional liability risks of $55 million for 2022, due to the receipt of updated actuarial information.

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

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.855 billion to $2.221 billion at December 31, 2024 and $1.863 billion to $2.230 billion at December 31, 2023. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $31 million or reduce the reserve estimate by $30 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $121 million or reduce the reserve estimate by $113 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Claims (continued)

The reserves for professional liability risks cover approximately 2,100 individual claims at both December 31, 2024 and 2023 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $2.131 billion and $2.089 billion at December 31, 2024 and 2023, respectively. The current portion of these reserves, $587 million and $532 million at December 31, 2024 and 2023, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $80 million and $42 million receivable under reinsurance and excess insurance contracts at December 31, 2024 and 2023, respectively) were $2.051 billion and $2.047 billion at December 31, 2024 and 2023, respectively. The estimated total net reserves for professional liability risks at December 31, 2024 and 2023 are comprised of $1.059 billion and $947 million, respectively, of case reserves for known claims and $992 million and $1.100 billion, respectively, of reserves for incurred but not reported claims. The 2024 increase in case reserves for known claims and the corresponding decrease in reserves for incurred but not reported claims is the result of changes in case management processes at our insurance subsidiary that include establishing case reserve estimates earlier and resolving claims quicker.

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2024	2023	2022
Net reserves for professional liability claims, January 1	$2,047	$1,983	$1,967

Provision for current year claims	545	573	538
Unfavorable (favorable) development related to prior years’ claims	82	46	(21)
Total provision	627	619	517

Payments for current year claims	12	13	4
Payments for prior years’ claims	588	537	493
Total claim payments	600	550	497

Effect of new retroactive reinsurance contracts	(23)	(5)	(4)
Net reserves for professional liability claims, December 31	$2,051	$2,047	$1,983

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

Revenues increased 8.7% to $70.603 billion for 2024 from $64.968 billion for 2023 and increased 7.9% for 2023 from $60.233 billion for 2022. The increase in revenues in 2024 can be primarily attributed to the combined impact of a 5.3% increase in equivalent admissions and a 3.2% increase in revenue per equivalent admission compared to the prior year. The increase in revenues in 2023 can be primarily attributed to the combined impact of a 4.9% increase in equivalent admissions and a 2.8% increase in revenue per equivalent admission compared to the prior year.

Same facility revenues increased 7.9% for the year ended December 31, 2024 compared to the year ended December 31, 2023 and increased 7.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The 7.9% increase for 2024 can be primarily attributed to the combined impact of a 4.5% increase in equivalent admissions and a 3.2% increase in revenue per equivalent admission. The 7.6% increase for 2023 can be primarily attributed to the net impact of a 4.8% increase in equivalent admissions and a 2.7% decline in revenue per equivalent admission.

Consolidated admissions increased 5.0% during 2024 compared to 2023 and increased 2.7% during 2023 compared to 2022. Consolidated inpatient surgical volumes increased 2.2% during 2024 compared to 2023 and increased 1.3% during 2023 compared to 2022. Consolidated outpatient surgical volumes declined 1.9% during 2024 compared to 2023 and increased 2.1% during 2023 compared to 2022. Consolidated emergency room visits increased 4.8% during 2024 compared to 2023 and increased 4.1% during 2023 compared to 2022.

Same facility admissions increased 4.9% during 2024 compared to 2023 and increased 3.3% during 2023 compared to 2022. Same facility inpatient surgical volumes increased 2.2% during 2024 compared to 2023 and increased 2.0% during 2023 compared to 2022. Same facility outpatient surgical volumes declined 1.6% during 2024 compared to 2023 and increased 2.5% during 2023 compared to 2022. Same facility emergency room visits increased 4.9% during 2024 compared to 2023 and increased 4.7% during 2023 compared to 2022.

Same facility uninsured emergency room visits increased 13.5% and same facility uninsured admissions increased 1.0% during 2024 compared to 2023. Same facility uninsured emergency room visits increased 4.4% and same facility uninsured admissions declined 0.4% during 2023 compared to 2022.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the years ended December 31, 2024, 2023 and 2022 are set forth below.

	Years Ended December 31,
	2024	2023	2022
Medicare	20%	21%	22%
Managed Medicare	26	25	23
Medicaid	4	4	4
Managed Medicaid	11	13	14
Managed care and insurers	32	30	30
Uninsured	7	7	7
	100%	100%	100%

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, and managed care and insurers for the years ended December 31, 2024, 2023 and 2022 are set forth below.

	Years Ended December 31,
	2024	2023	2022
Medicare	20%	22%	23%
Managed Medicare	19	18	17
Medicaid	10	9	7
Managed Medicaid	6	6	8
Managed care and insurers	45	45	45
	100%	100%	100%

At December 31, 2024, we owned and operated 46 hospitals and 28 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $16.600 billion, $14.990 billion and $13.753 billion for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, we owned and operated 54 hospitals and 40 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $19.832 billion, $17.871 billion and $16.472 billion for the years ended December 31, 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022, 59%, 58% and 58%, respectively, of our admissions and 52%, 51% and 50%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 74%, 73% and 74%, respectively, of our uninsured admissions during 2024, 2023 and 2022.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some state Medicaid programs use, or have applied to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. We receive supplemental payments in several states. These supplemental payment programs are regularly reviewed by certain government agencies and some states have made requests to CMS to replace their existing supplemental payment programs. In May 2024, CMS issued a final rule related to Medicaid managed care programs that addresses access, financing and quality within these programs. This final rule addresses aspects of state directed program arrangements with new and updated requirements to ensure a more consistent and transparent approach for participating states. The various elements of the rule take effect between issuance and early 2028. It is possible that these developments, reviews and requests will result in the restructuring of or other significant changes to supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications and other program changes, if any, may have on our results of operations.

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

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of operating results and certain operating data for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	2024		2023		2022
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues	$70,603	100.0	$64,968	100.0	$60,233	100.0

Salaries and benefits	31,170	44.1	29,487	45.4	27,685	46.0
Supplies	10,755	15.2	9,902	15.2	9,371	15.6
Other operating expenses	14,819	21.0	12,875	19.8	11,155	18.5
Equity in earnings of affiliates	(23)	—	(22)	—	(45)	(0.1)
Depreciation and amortization	3,312	4.7	3,077	4.7	2,969	5.0
Interest expense	2,061	2.9	1,938	3.0	1,741	2.9
Losses (gains) on sales of facilities	(14)	—	5	—	(1,301)	(2.2)
Losses on retirement of debt	—	—	—	—	78	0.1
	62,080	87.9	57,262	88.1	51,653	85.8
Income before income taxes	8,523	12.1	7,706	11.9	8,580	14.2
Provision for income taxes	1,866	2.7	1,615	2.5	1,746	2.9
Net income	6,657	9.4	6,091	9.4	6,834	11.3
Net income attributable to noncontrolling interests	897	1.2	849	1.3	1,191	1.9
Net income attributable to HCA Healthcare, Inc.	$5,760	8.2	$5,242	8.1	$5,643	9.4

% changes from prior year:
Revenues	8.7%		7.9%		2.5%
Income before income taxes	10.6		(10.2)		(12.7)
Net income attributable to HCA Healthcare, Inc.	9.9		(7.1)		(18.9)
Admissions(a)	5.0		2.7		(0.7)
Equivalent admissions(b)	5.3		4.9		2.1
Revenue per equivalent admission	3.2		2.8		0.4
Same facility % changes from prior year(c):
Revenues	7.9		7.6		3.2
Admissions(a)	4.9		3.3		0.5
Equivalent admissions(b)	4.5		4.8		3.3
Revenue per equivalent admission	3.2		2.7		(0.1)

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

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Operating Data:

	2024	2023	2022
Number of hospitals at end of period	190	186	182
Number of freestanding outpatient surgery centers at end of period(a)	124	124	126
Number of licensed beds at end of period(b)	49,985	49,588	49,281
Weighted average beds in service(c)	42,633	41,873	41,982
Admissions(d)	2,236,595	2,130,728	2,075,459
Equivalent admissions(e)	3,990,085	3,788,434	3,611,299
Average length of stay (days)(f)	4.8	4.9	5.1
Average daily census(g)	29,581	28,721	28,778
Occupancy rate(h)	73%	72%	72%
Emergency room visits(i)	9,789,265	9,342,783	8,971,951
Outpatient surgeries(j)	1,024,998	1,044,415	1,023,239
Inpatient surgeries(k)	540,704	528,845	522,151
Days revenues in accounts receivable(l)	54	53	53
Outpatient revenues as a % of patient revenues(m)	38%	38%	38%

(a)
Excludes freestanding endoscopy centers (26 at December 31, 2024, 24 at December 31, 2023 and 21 at December 31, 2022).
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

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Years Ended December 31, 2024 and 2023

Net income attributable to HCA Healthcare, Inc. totaled $5.760 billion, or $22.00 per diluted share, for 2024, compared to $5.242 billion, or $18.97 per diluted share, for 2023. The 2024 results include gains on sales of facilities of $14 million, or $0.04 per diluted share. The 2024 results also include additional expenses and losses of revenues estimated at approximately $250 million, or $0.73 per diluted share, related to Hurricanes Helene and Milton, which impacted our facilities in North Carolina and certain facilities in Florida. The 2023 results include losses on sales of facilities of $5 million, or $0.04 per diluted share. Our provisions for income taxes for 2024 and 2023 include tax benefits of $102 million, or $0.39 per diluted share, and $93 million, or $0.34 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 261.806 million shares and 276.412 million shares for the years ended December 31, 2024 and 2023, respectively. During 2024 and 2023, we repurchased 17.798 million and 14.465 million shares, respectively, of our common stock.

During 2024, consolidated admissions increased 5.0% and same facility admissions increased 4.9% compared to 2023. Consolidated and same facility inpatient surgeries each increased 2.2% during 2024 compared to 2023. Emergency room visits increased 4.8% on a consolidated basis and increased 4.9% on a same facility basis during 2024 compared to 2023.

Revenues increased 8.7% to $70.603 billion for 2024 from $64.968 billion for 2023. The increase in revenues was due primarily to the combined impact of a 5.3% increase in equivalent admissions and a 3.2% increase in revenue per equivalent admission compared to 2023. Same facility revenues increased 7.9% due primarily to the combined impact of a 4.5% increase in equivalent admissions and a 3.2% increase in revenue per equivalent admission compared to 2023. Our revenues from Medicaid state directed and supplemental payment programs totaled approximately $4.9 billion and $3.9 billion in 2024 and 2023, respectively.

Salaries and benefits, as a percentage of revenues, were 44.1% in 2024 and 45.4% in 2023. Salaries and benefits per equivalent admission increased 0.4% in 2024 compared to 2023. Same facility salaries and benefits per full time equivalent increased 1.8% for 2024 compared to 2023. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. While these costs have declined compared to the prior year period, future costs may be affected by labor market conditions and other factors. Share-based compensation expense was $360 million in 2024 and $262 million in 2023.

Supplies, as a percentage of revenues, were 15.2% in both 2024 and 2023. Supply costs per equivalent admission increased 3.1% in 2024 compared to 2023. Supply costs per equivalent admission increased 5.6% for medical devices and 3.2% for general medical and surgical items, but declined 2.4% for pharmacy supplies in 2024 compared to 2023.

Other operating expenses, as a percentage of revenues, were 21.0% in 2024 and 19.8% in 2023. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The 1.2% increase in other operating expenses, as a percentage of revenues for 2024 compared to 2023, was primarily related to increased costs for state provider fees in certain states, professional fees and repairs and maintenance, primarily related to remediation activities in certain hospitals in the state of Florida in response to Hurricane Milton. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in 2025. Provisions for losses related to professional liability risks were $627 million and $619 million for 2024 and 2023, respectively. We recorded an increase of $40 million, or $0.11 per diluted share, during 2023 to our provision for professional liability risks related to the receipt of updated actuarial information.

Equity in earnings of affiliates was $23 million for 2024 and $22 million for 2023.

Depreciation and amortization, as a percentage of revenues, were 4.7% in both 2024 and 2023. Depreciation expense was $3.294 billion for 2024 and $3.052 billion for 2023. The increase of $242 million in depreciation expense relates primarily to capital expenditures at our existing facilities.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Years Ended December 31, 2024 and 2023 (continued)

Interest expense increased to $2.061 billion for 2024 from $1.938 billion for 2023. The $123 million increase in interest expense was primarily due to an increase in the average debt balance. The average effective interest rate for our long-term debt was 5.0% for both 2024 and 2023. Our average debt balance was $41.388 billion for 2024 compared to $38.790 billion for 2023.

Gains on sales of facilities were $14 million for 2024 and losses on sales of facilities were $5 million for 2023.

The effective income tax rate was 24.5% for 2024 and 23.6% for 2023. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

Net income attributable to noncontrolling interests increased from $849 million for 2023 to $897 million for 2024. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets and our surgery center partnerships.

For results of operations comparisons relating to years ending December 31, 2023 and 2022, refer to our annual report on Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024.

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

Cash provided by operating activities totaled $10.514 billion in 2024 compared to $9.431 billion in 2023 and $8.522 billion in 2022. The $1.083 billion increase in cash provided by operating activities for 2024, compared to 2023, was related primarily to an increase in net income of $542 million, excluding losses and gains on sales of facilities, and a positive change in working capital items of $351 million, mainly from a decline in inventories and other assets. The decrease in inventories during 2024 was the result of a targeted effort by our supply chain management to manage and reduce the inventory levels carried in our facilities. The $909 million increase in cash provided by operating activities for 2023, compared to 2022, was related primarily to a positive change in working capital items of $695 million, mainly from an increase in accounts payable and accrued expenses, and an increase in net income of $275 million, excluding losses and gains on sales of facilities and losses on retirement of debt. Cash payments for interest and income taxes increased $504 million for 2024 compared to 2023. Working capital totaled $1.237 billion at December 31, 2024 and $2.272 billion at December 31, 2023. The decline in working capital is primarily due to the $2.274 billion increase in long-term debt due within one year, offset by an increase of $998 million in cash and cash equivalents and an increase of $793 million in accounts receivable.

Cash used in investing activities was $4.933 billion, $5.317 billion and $3.389 billion in 2024, 2023 and 2022, respectively. Excluding acquisitions, capital expenditures were $4.875 billion in 2024, $4.744 billion in 2023 and $4.395 billion in 2022. Planned capital expenditures are expected to approximate between $5.0 billion and $5.2 billion in 2025. At December 31, 2024, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $4.7 billion. We expect to fund capital expenditures with internally generated and borrowed funds. We expended $266 million, $635 million and $224 million for acquisitions of hospitals and health care entities during 2024, 2023 and 2022, respectively. Cash flows from sales of hospitals and health care entities increased to $328 million of net proceeds for 2024 from $193 million of net proceeds for 2023, and was $1.237 billion in 2022 primarily related to proceeds from our sales of other health care entities.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities totaled $4.582 billion in 2024, $4.094 billion in 2023 and $5.656 billion in 2022. During 2024, we had a net increase of $3.205 billion in our indebtedness, paid dividends of $690 million and paid $6.042 billion for repurchases of common stock. During 2023, we had a net increase of $1.295 billion in our indebtedness, paid dividends of $661 million and paid $3.811 billion for repurchases of common stock. During 2022, we had a net increase of $3.287 billion in our indebtedness, paid dividends of $653 million and paid $7.000 billion for repurchases of common stock. During 2024, 2023 and 2022, we made distributions to noncontrolling interests of $711 million, $640 million and $1.025 billion, respectively. The increase in distributions in 2022 was related to the sale of a controlling interest in a subsidiary of our group purchasing organization.

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

During January 2023, January 2024 and January 2025, our Board of Directors authorized $3 billion, $6 billion and $10 billion, respectively, for share repurchases of the Company’s outstanding common stock. The January 2023 authorization was completed during 2024, and at December 31, 2024, there was $764 million of share repurchase authorization that remained available under the January 2024 authorization. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

During 2024, our Board of Directors declared four quarterly dividends of $0.66 per share, or $2.64 per share in the aggregate, on our common stock. On January 23, 2025, our Board of Directors declared a quarterly dividend of $0.72 per share on our common stock payable on March 31, 2025 to stockholders of record at the close of business on March 17, 2025. The timing and amount of future cash dividends will vary based on a number of factors, including future capital requirements for strategic transactions, share repurchases and investing in our existing markets, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determinations by our Board of Directors that cash dividends are in the best interest of stockholders and are in compliance with all applicable laws and agreements of the Company.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($7.986 billion as of both December 31, 2024 and January 31, 2025) and anticipated access to public and private debt and equity markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $657 million and $564 million at December 31, 2024 and 2023, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $127 million and $121 million at December 31, 2024 and 2023, respectively. Our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence ($110 million effective January 1, 2025); however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.924 billion and $1.926 billion at December 31, 2024 and 2023, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $543 million. We estimate that approximately $507 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We have significant debt service requirements. Our debt totaled $43.031 billion and $39.593 billion at December 31, 2024 and 2023, respectively. Our interest expense was $2.061 billion for 2024 and $1.938 billion for 2023.

During 2024, we issued $4.500 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.450% senior notes due 2031 (the “Existing 2031 Notes”), (ii) $1.300 billion aggregate principal amount of 5.600% senior notes due 2034, (iii) $1.500 billion aggregate principal amount of 6.000% senior notes due 2054 and (iv) $700 million aggregate principal amount of 6.100% senior notes due 2064. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes. During 2024, we repaid all of the $2.000 billion aggregate principal amount of 5.000% senior notes due 2024 at maturity.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Financing Activities (continued)

During 2024, we also issued $3.000 billion aggregate principal amount of senior notes comprised of (i) $750 million aggregate principal amount of 5.450% senior notes due 2031 (the “New 2031 Notes”), (ii) $1.250 billion aggregate principal amount of 5.450% senior notes due 2034 and (iii) $1.000 billion aggregate principal amount of 5.950% senior notes due 2054. The New 2031 Notes represent a further issuance of our Existing 2031 Notes, issued during February 2024, and together with the New 2031 Notes, the aggregate principal amount of these notes is $1.750 billion. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. Our insurance subsidiaries held $657 million of investment securities at December 31, 2024. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At December 31, 2024, we had net unrealized losses of $27 million on the insurance subsidiaries’ investment securities.

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

We are also exposed to market risk related to changes in interest rates. Debt of $1.238 billion at December 31, 2024 was subject to variable rates of interest, while the remaining debt balance of $41.793 billion at December 31, 2024 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. The average effective interest rate for our long-term debt was 5.0% for both 2024 and 2023.

HCA HEALTHCARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Market Risk (continued)

The estimated fair value of our total long-term debt was $40.845 billion at December 31, 2024. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $12 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

During 2024, the Internal Revenue Service (“IRS”) completed its examination of our 2016, 2017 and 2018 income tax returns, resolving all federal income tax matters for those years, and the 2020 federal statute of limitations expired. At December 31, 2024, the IRS was examining the Company’s 2022 and 2023 income tax returns and the 2019 income tax returns of certain affiliates. We are subject to examination by the IRS for tax years after 2020, as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Opinion on Internal Control Over Financial Reporting

We have audited HCA Healthcare, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HCA Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HCA Healthcare, Inc. as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

February 13, 2025

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

(b) During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Nominees for Election” and “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2025 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

We have a Code of Conduct which is applicable to all our directors, officers and employees (the “Code of Conduct”). The Code of Conduct is available on the Ethics and Compliance and Governance Documents pages of our website at www.hcahealthcare.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Conduct is available free of charge upon request to our Investor Relations Department, HCA Healthcare, Inc., One Park Plaza, Nashville, TN 37203.

We have adopted a securities trading policy (the “Securities Trading Policy”) that governs the purchase, sale and/or other dispositions of our securities by all directors, officers and employees of the Company or any of our affiliates and subsidiaries, and by the Company itself. We believe that the Securities Trading Policy and related practices in respect of Company transactions are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our Securities Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference, except as to information required pursuant to Item 402(v) of SEC Regulation S-K, relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2024 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

(Share and share unit amounts in millions)

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	7,118	(1)	$170.31	(1)	16,934	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	7,118		$170.31		16,934

(1)
Includes 1.356 million restricted share units which vest solely based upon continued employment over a specific period of time and 1.175 million performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The performance share units reported reflect the number of performance share units that would vest upon achievement of target performance; the number of performance share units that vest can vary from zero (for actual performance less than 90% of target) to two times the units granted (for actual performance of 110% or more of target). The weighted average exercise price does not take these restricted share units and performance share units into account.
(2)
Includes 7.316 million shares available for future grants under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates and 9.618 million shares of common stock reserved for future issuance under the HCA Healthcare, Inc. 2023 Employee Stock Purchase Plan.

* For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

4.15	—	Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.16	—	Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.17	—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.18	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.19	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.20	—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 6, 2003, and incorporated herein by reference).

4.21	—	Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.22	—

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

4.23	—

Indenture, dated as of December 6, 2012, by and among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.24	—

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

4.25	—	Form of 5.25% Senior Secured Notes due 2025 (included in Exhibit 4.24).

4.26	—

Supplemental Indenture No. 11, dated as of January 16, 2015, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 16, 2015, and incorporated herein by reference).

4.27	—	Form of 5.375% Senior Notes due 2025 (included in Exhibit 4.26).

4.28	—

Supplemental Indenture No. 12, dated as of May 20, 2015, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed May 20, 2015, and incorporated herein by reference).

4.29	—

Supplemental Indenture No. 13, dated as of November 13, 2015, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 13, 2015, and incorporated herein by reference).

4.30	—	Form of 5.875% Senior Notes due 2026 (included in Exhibit 4.29).

4.31	—

Supplemental Indenture No. 14, dated as of December 8, 2015, by and among HCA Inc., HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 8, 2015, and incorporated herein by reference).

4.32	—

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

4.33	—	Form of 5.250% Senior Secured Notes due 2026 (included in Exhibit 4.32).

4.34	—

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

4.35	—	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.34).

4.36	—

Supplemental Indenture No. 17, dated as of December 9, 2016, by and among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 9, 2016, and incorporated herein by reference).

4.37	—	Supplemental Indenture No. 18, dated as of June 22, 2017, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank

Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 22, 2017, and incorporated herein by reference).

4.38	—	Form of 5.500% Senior Secured Notes due 2047 (included in Exhibit 4.37).

4.39	—

Supplemental Indenture No. 19, dated as of August 23, 2018, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 23, 2018, and incorporated herein by reference).

4.40	—	Form of 5.375% Senior Notes Due 2026 (included in Exhibit 4.39).

4.41	—

Supplemental Indenture No. 20, dated as of August 23, 2018, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 23, 2018, and incorporated herein by reference).

4.42	—	Form of 5.625% Senior Notes Due 2028 (included in Exhibit 4.41).

4.43	—

Supplemental Indenture No. 21, dated as of January 22, 2019, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 22, 2019, and incorporated herein by reference).

4.44	—

Supplemental Indenture No. 22, dated as of January 30, 2019, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2019, and incorporated herein by reference).

4.45	—	Form of 5.875% Senior Notes Due 2029 (included in Exhibit 4.44).

4.46	—

Supplemental Indenture No. 23, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.47	—

Supplemental Indenture No. 24, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.48	—

Supplemental Indenture No. 25, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.49	—	Form of 4 1/8% Senior Secured Notes due 2029 (included in Exhibit 4.46).

4.50	—	Form of 5 1/8% Senior Secured Notes due 2039 (included in Exhibit 4.47).

4.51	—	Form of 5 1/4% Senior Secured Notes due 2049 (included in Exhibit 4.48).

4.52	—

Supplemental Indenture No. 26, dated as of February 26, 2020, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2020, and incorporated herein by reference).

4.53	—	Form of 3.500% Senior Notes Due 2030 (included in Exhibit 4.52).

4.54	—

Supplemental Indenture No. 27, dated as of June 30, 2021, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

4.55	—

Supplemental Indenture No. 28, dated as of June 30, 2021, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

4.56	—	Form of 2 3/8% Senior Secured Notes Due 2031 (included in Exhibit 4.54).

4.57	—	Form of 3 1/2% Senior Secured Notes Due 2051 (included in Exhibit 4.55).

4.58	—

Supplemental Indenture No. 29, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.59	—

Supplemental Indenture No. 30, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.60	—

Supplemental Indenture No. 31, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.61	—

Supplemental Indenture No. 32, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.62	—

Supplemental Indenture No. 33, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.63	—	Form of 3 1/8% Senior Secured Notes due 2027 (included in Exhibit 4.58).

4.64	—	Form of 3 3/8% Senior Secured Notes due 2029 (included in Exhibit 4.59).

4.65	—	Form of 3 5/8% Senior Secured Notes due 2032 (included in Exhibit 4.60).

4.66	—	Form of 4 3/8% Senior Secured Notes due 2042 (included in Exhibit 4.61).

4.67	—	Form of 4 5/8% Senior Secured Notes due 2052 (included in Exhibit 4.62).

4.68	—

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

4.69	—

Supplemental Indenture No. 34, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.70	—

Supplemental Indenture No. 35, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.71	—

Supplemental Indenture No. 36, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.72	—	Form of 5.200% Senior Notes due 2028 (included in Exhibit 4.69).

4.73	—	Form of 5.500% Senior Notes due 2033 (included in Exhibit 4.70).

4.74	—	Form of 5.900% Senior Notes due 2053 (included in Exhibit 4.71).

4.75	—

Supplemental Indenture No. 37, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.76	—

Supplemental Indenture No. 38, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.77	—

Supplemental Indenture No. 39, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.78	—

Supplemental Indenture No. 40, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.79	—	Form of 5.450% Senior Notes due 2031(included in Exhibit 4.75).

4.80	—	Form of 5.600% Senior Notes due 2034 (included in Exhibit 4.76).

4.81	—	Form of 6.000% Senior Notes due 2054 (included in Exhibit 4.77).

4.82	—	Form of 6.100% Senior Notes due 2064 (included in Exhibit 4.78).

4.83	—

Supplemental Indenture No. 41, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.84	—

Supplemental Indenture No. 42, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.85	—

Supplemental Indenture No. 43, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.86	—	Form of 5.450% Senior Notes due 2034 (included in Exhibit 4.84).

4.87	—	Form of 5.950% Senior Notes due 2054 (included in Exhibit 4.85).

10.1	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-145054) and incorporated herein by reference).

10.2(a)	—

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

10.6(a)	—

Amended and Restated HCA Supplemental Executive Retirement Plan, effective December 22, 2010, except as provided therein (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.6(b)	—

Amendment, dated December 22, 2020, to Amended and Restated HCA Supplemental Executive Retirement Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.7(a)	—

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

10.8(a)	—

Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*

10.8(b)	—

Amendment to Employment Agreement effective February 9, 2011 (Samuel N. Hazen) (filed as Exhibit 10.29(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).*

10.8(c)	—

Second Amendment to Employment Agreement effective January 29, 2015 (Samuel N. Hazen) (filed as Exhibit 10.23(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.8(d)	—

Third Amendment to Employment Agreement effective January 27, 2016 (Samuel N. Hazen) (filed as Exhibit 10.23(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.8(e)	—

Fourth Amendment to Employment Agreement effective November 14, 2016 (Samuel N. Hazen) (filed as Exhibit 10.16(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference).*

10.8(f)	—

Fifth Amendment to Employment Agreement effective January 1, 2019 (Samuel N. Hazen) (filed as Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).*

10.8(g)	—

Signing Bonus Agreement, dated as of January 24, 2022, by and between HCA Healthcare, Inc. and Michael R. McAlevey (filed as Exhibit 10.9(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference).*

10.9	—

Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, by and between HCA Inc. and certain other parties thereto (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.10	—

Assignment and Assumption Agreement, dated November 22, 2010, by and among HCA Inc., HCA Holdings, Inc. and HCA Merger Sub LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2010, and incorporated herein by reference).

10.11	—

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

10.13	—

Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011, and incorporated herein by reference).

10.14	—

Amendment, dated as of September 21, 2011, to the Stockholders’ Agreement, dated as of March 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2011, and incorporated herein by reference).

10.15	—

Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.16	—	Executive Severance Policy (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.17	—	HCA Holdings, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2014 (File No. 001-11239), and incorporated herein by reference).*

10.18	—

Form of 2015 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2015, and incorporated herein by reference).*

10.19	—

Form of 2016 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.20	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).*

10.21	—

Form of 2017 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference).*

10.22	—

Form of 2018 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference).*

10.23	—

Form of 2019 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).*

10.24	—

Form of 2020 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference).*

10.25	—

Form of 2020 Performance Share Unit Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference).*

10.26	—

2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc., and its Affiliates (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, and incorporated herein by reference).*

10.27	—

Form of Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.28	—

Form of Employee Restricted Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.29	—

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

10.31	—

Form of 2021 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.32	—

Form of 2021 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.33	—

Form of 2022 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference).*

10.34	—

Form of 2022 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference).*

10.35	—

HCA Healthcare, Inc. 2022 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2022, and incorporated herein by reference).*

10.36	—

Form of 2023 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference).*

10.37	—

Form of 2023 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference).*

10.38	—

HCA Healthcare, Inc. 2023 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2023, and incorporated herein by reference).*

10.39	—	HCA Healthcare, Inc. 2023 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2023, and incorporated herein by reference).*

10.40	—

Form of 2024 Stock Appreciation Right Award Agreement under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference).*

10.41	—

Form of 2024 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference).*

10.42	—

HCA Healthcare, Inc. 2024 Executive Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2024, and incorporated herein by reference).*

10.43	—	Form of 2025 Stock Appreciation Right Award Agreement under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

10.44	—	Form of 2025 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

19	—	HCA Healthcare, Inc. Securities Trading Policy.

21	—	List of Subsidiaries.

22	—	List of Subsidiary Guarantors and Pledged Securities.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	—	HCA Healthcare, Inc. Compensation Recoupment Policy (filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference).

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2024 and 2023, (ii) the consolidated income statements for the years ended December 31, 2024, 2023 and 2022, (iii) the consolidated comprehensive income statements for the years ended December 31, 2024, 2023 and 2022, (iv) the consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2024, 2023 and 2022, (v) the consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

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

Dated: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ SAMUEL N. HAZEN	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025
Samuel N. Hazen

/S/ MICHAEL A. MARKS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2025
Michael A. Marks

/S/ CHRISTOPHER F. WYATT	Senior Vice President and Controller (Principal Accounting Officer)	February 13, 2025
Christopher F. Wyatt

/S/ THOMAS F. FRIST III	Chairman and Director	February 13, 2025
Thomas F. Frist III

/S/ MEG G. CROFTON	Director	February 13, 2025
Meg G. Crofton

/S/ ROBERT J. DENNIS	Director	February 13, 2025
Robert J. Dennis

/S/ NANCY-ANN DEPARLE	Director	February 13, 2025
Nancy-Ann DeParle

/S/ WILLIAM R. FRIST	Director	February 13, 2025
William R. Frist

/S/ HUGH F. JOHNSTON	Director	February 13, 2025
Hugh F. Johnston

/S/ MICHAEL W. MICHELSON	Director	February 13, 2025
Michael W. Michelson

/S/ WAYNE J. RILEY	Director	February 13, 2025
Wayne J. Riley

/S/ ANDREA B. SMITH	Director	February 13, 2025
Andrea B. Smith

HCA HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of HCA Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HCA Healthcare, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition – Contractual Adjustments and Implicit Price Concessions

Description of the Matter

For the year ended December 31, 2024, the Company’s revenues were $70.603 billion. As discussed in Note 1 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans and government payor programs are based upon the payment terms specified in the related contractual agreements or provided by government payor programs. Management continually reviews the contractual adjustments estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured and other discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues and accounts receivable at the estimated amounts the Company expects to collect. The primary collection risks relate to uninsured patient accounts, including amounts owed from patients after insurance has paid the amounts covered by the applicable agreement or program. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

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

To test the estimated contractual adjustments and implicit price concessions, we performed audit procedures that included, among others, assessing the methodologies and evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its estimates. We compared the significant assumptions used by management to historical assumptions and to current industry and economic trends and considered changes, if any, to the Company’s business and other relevant factors. We also assessed the historical accuracy of management’s estimates as a source of potential corroborative or contrary evidence.

Professional Liability and Related Provision

Description of the Matter

At December 31, 2024, the Company’s reserves for professional liability risks were $2.131 billion and the Company’s related provision for losses for the year ended December 31, 2024 was $627 million. As discussed in Note 1 to the consolidated financial statements, reserves for professional liability risks represent the estimated ultimate net cost of all reported and unreported losses incurred and unpaid through the consolidated balance sheet date. Management estimates professional liability reserves and provisions for losses using individual case-basis valuations and actuarial analyses. Trends in the average frequency (number of claims) and ultimate average severity (cost per claim) of claims are significant assumptions in estimating the reserves.

Auditing management’s professional liability claims reserves was complex and judgmental due to the significant estimations required in determining the reserves, particularly the actuarial analyses and assumptions related to the effects of trends in average severity and average frequency of claims.

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

To test the Company’s determination of the estimated professional liability expense and reserves, we performed audit procedures that included, among others, testing the completeness and accuracy of underlying claims data used by the Company and its actuaries in its determination of reserves and reviewing the Company’s insurance contracts to validate self-insured limits, deductibles and coverage limits. Additionally, with the involvement of our actuarial specialists, we performed audit procedures that included, among others, assessing the actuarial analyses performed by management and its actuaries, testing the significant assumptions including consideration of Company-specific claim reporting and payment data, assessing the accuracy of management’s historical reserve estimates, and developing an independent range of reserves for comparison to the Company’s recorded amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Nashville, Tennessee

February 13, 2025

HCA HEALTHCARE, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars in millions, except per share amounts)

	2024	2023	2022
Revenues	$70,603	$64,968	$60,233

Salaries and benefits	31,170	29,487	27,685
Supplies	10,755	9,902	9,371
Other operating expenses	14,819	12,875	11,155
Equity in earnings of affiliates	(23)	(22)	(45)
Depreciation and amortization	3,312	3,077	2,969
Interest expense	2,061	1,938	1,741
Losses (gains) on sales of facilities	(14)	5	(1,301)
Losses on retirement of debt	—	—	78
	62,080	57,262	51,653
Income before income taxes	8,523	7,706	8,580
Provision for income taxes	1,866	1,615	1,746
Net income	6,657	6,091	6,834
Net income attributable to noncontrolling interests	897	849	1,191
Net income attributable to HCA Healthcare, Inc.	$5,760	$5,242	$5,643
Per share data:
Basic earnings per share	$22.27	$19.25	$19.43
Diluted earnings per share	$22.00	$18.97	$19.15
Shares used in earnings per share calculations (in millions):
Basic	258.603	272.404	290.348
Diluted	261.806	276.412	294.666

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars in millions)

	2024	2023	2022
Net income	$6,657	$6,091	$6,834
Other comprehensive income (loss) before taxes:
Foreign currency translation	(16)	41	(111)

Unrealized gains (losses) on available-for-sale securities	1	11	(55)
Losses (gains) included in other operating expenses	—	(1)	1
	1	10	(54)

Defined benefit plans	65	27	49
Pension costs included in salaries and benefits	1	3	9
	66	30	58

Change in fair value of derivative financial instruments	—	—	6
Interest costs included in interest expense	—	—	2
	—	—	8
Other comprehensive income (loss) before taxes	51	81	(99)
Income taxes (benefits) related to other comprehensive income items	13	16	(13)
Other comprehensive income (loss)	38	65	(86)
Comprehensive income	6,695	6,156	6,748
Comprehensive income attributable to noncontrolling interests	897	849	1,191
Comprehensive income attributable to HCA Healthcare, Inc.	$5,798	$5,307	$5,557

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

(Dollars in millions)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,933	$935
Accounts receivable	10,751	9,958
Inventories	1,738	2,021
Other	1,992	2,013
	16,414	14,927

Property and equipment, at cost:
Land	3,295	3,120
Buildings	22,691	21,560
Equipment	34,670	31,998
Construction in progress	1,858	1,870
	62,514	58,548
Accumulated depreciation	(33,100)	(30,833)
	29,414	27,715

Investments of insurance subsidiaries	569	477
Investments in and advances to affiliates	662	756
Goodwill and other intangible assets	10,093	9,945
Right-of-use operating lease assets	2,131	2,207
Other	230	184
	$59,513	$56,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,276	$4,233
Accrued salaries	2,304	2,127
Other accrued expenses	3,899	3,871
Long-term debt due within one year	4,698	2,424
	15,177	12,655

Long-term debt, less debt issuance costs and discounts of $369 and $333	38,333	37,169
Professional liability risks	1,544	1,557
Right-of-use operating lease obligations	1,863	1,903
Income taxes and other liabilities	2,041	1,867

Stockholders’ equity (deficit):
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 249,981,400 shares — 2024 and 265,537,300 shares — 2023	3	3
Accumulated other comprehensive loss	(387)	(425)
Retained deficit	(2,115)	(1,352)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(2,499)	(1,774)
Noncontrolling interests	3,054	2,834
	555	1,060
	$59,513	$56,211

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars in millions, except per share amounts)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other	Retained	Attributable to
	Shares	Par	of Par	Comprehensive	Earnings	Noncontrolling
	(in millions)	Value	Value	Loss	(Deficit)	Interests	Total
Balances, December 31, 2021	305.477	$3	$—	$(404)	$(532)	$2,422	$1,489
Comprehensive income (loss)				(86)	5,643	1,191	6,748
Repurchase of common stock	(30.747)		(264)		(6,736)		(7,000)
Share-based benefit plans	2.648		282				282
Cash dividends declared ($2.24 per share)					(655)		(655)
Distributions						(1,025)	(1,025)
Other			(18)			106	88
Balances, December 31, 2022	277.378	3	—	(490)	(2,280)	2,694	(73)
Comprehensive income				65	5,242	849	6,156
Repurchase of common stock	(14.465)		(172)		(3,670)		(3,842)
Share-based benefit plans	2.624		172				172
Cash dividends declared ($2.40 per share)					(658)		(658)
Distributions						(640)	(640)
Other					14	(69)	(55)
Balances, December 31, 2023	265.537	3	—	(425)	(1,352)	2,834	1,060
Comprehensive income				38	5,760	897	6,695
Repurchase of common stock	(17.798)		(261)		(5,803)		(6,064)
Share-based benefit plans	2.242		261				261
Cash dividends declared ($2.64 per share)					(688)		(688)
Distributions						(711)	(711)
Other					(32)	34	2
Balances, December 31, 2024	249.981	$3	$—	$(387)	$(2,115)	$3,054	$555

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars in millions)

	2024	2023	2022
Cash flows from operating activities:
Net income	$6,657	$6,091	$6,834
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(799)	(935)	(797)
Inventories and other assets	334	(126)	(59)
Accounts payable and accrued expenses	359	604	(296)
Depreciation and amortization	3,312	3,077	2,969
Income taxes	22	229	571
Losses (gains) on sales of facilities	(14)	5	(1,301)
Losses on retirement of debt	—	—	78
Amortization of debt issuance costs and discounts	35	35	29
Share-based compensation	360	262	341
Other	248	189	153
Net cash provided by operating activities	10,514	9,431	8,522

Cash flows from investing activities:
Purchase of property and equipment	(4,875)	(4,744)	(4,395)
Acquisition of hospitals and health care entities	(266)	(635)	(224)
Sales of hospitals and health care entities	328	193	1,237
Change in investments	(115)	(112)	14
Other	(5)	(19)	(21)
Net cash used in investing activities	(4,933)	(5,317)	(3,389)

Cash flows from financing activities:
Issuances of long-term debt	7,495	3,224	5,997
Net change in revolving credit facilities	(1,880)	(1,020)	120
Repayment of long-term debt	(2,410)	(909)	(2,830)
Distributions to noncontrolling interests	(711)	(640)	(1,025)
Payment of debt issuance costs	(67)	(31)	(53)
Payment of dividends	(690)	(661)	(653)
Repurchase of common stock	(6,042)	(3,811)	(7,000)
Other	(277)	(246)	(212)
Net cash used in financing activities	(4,582)	(4,094)	(5,656)
Effect of exchange rate changes on cash and cash equivalents	(1)	7	(20)
Change in cash and cash equivalents	998	27	(543)
Cash and cash equivalents at beginning of period	935	908	1,451
Cash and cash equivalents at end of period	$1,933	$935	$908
Interest payments	$1,938	$1,892	$1,662
Income tax payments, net	$1,844	$1,386	$1,175

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2024 these affiliates owned and operated 190 hospitals, 124 freestanding surgery centers, 26 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative include our corporate office costs, which were $421 million, $353 million and $307 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

	Years Ended December 31,
	2024	Ratio	2023	Ratio	2022	Ratio
Medicare	$10,780	15.3%	$10,585	16.3%	$10,447	17.3%
Managed Medicare	11,987	17.0	10,496	16.2	9,201	15.3
Medicaid	4,678	6.6	3,606	5.6	2,636	4.4
Managed Medicaid	3,980	5.6	3,879	6.0	3,998	6.6
Managed care and other insurers	34,954	49.5	31,819	49.0	29,120	48.3
International (managed care and other insurers)	1,682	2.4	1,509	2.3	1,317	2.2
Other	2,542	3.6	3,074	4.6	3,514	5.9
Revenues	$70,603	100.0%	$64,968	100.0%	$60,233	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement and disproportionate-share amounts, related primarily to cost reports filed during the respective year, resulted in net increases to revenues of $42 million, $84 million and $56 million in 2024, 2023 and 2022, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in net increases to revenues of $78 million in 2024, $58 million in 2023 and $42 million in 2022.

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

Patients treated at hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care, and we limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. Patients treated at hospitals for non-elective care, who have income above 400% of the federal poverty level, are eligible for certain other discounts which limit the patient responsibility amounts for these patients to a percentage of their annual household income, computed on a sliding scale based upon their annual income and the applicable percentage of the federal poverty level. We apply additional discounts to limit patient responsibility for certain emergency services. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. We may provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our revenues. At December 31, 2024 and 2023, estimated implicit price concessions of $7.773 billion and $7.283 billion, respectively, had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2024	2023	2022
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$60,056	$55,341	$51,180
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.1%	10.5%	11.0%
Total uncompensated care	$43,231	$35,426	$31,734
Multiply by the cost-to-charges ratio	10.1%	10.5%	11.0%
Estimated cost of total uncompensated care	$4,366	$3,720	$3,491

The total uncompensated care amounts include charity care of $15.942 billion, $14.425 billion and $13.615 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated cost of charity care was $1.610 billion, $1.515 billion and $1.498 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Recent Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on or after December 15, 2024. We plan to adopt ASU 2023-09 effective January 1, 2025 applying a retrospective approach to all prior periods presented in the financial statements. We do not believe the adoption of this new standard will have a material effect on our disclosures.

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

Accounts Receivable

We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable. Days revenues in accounts receivable were 54 days, 53 days and 53 days at December 31, 2024, 2023 and 2022, respectively. Changes in general economic conditions, revenue cycle service center operations, payer mix, payer claim processing, or federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $3.294 billion in 2024, $3.052 billion in 2023 and $2.941 billion in 2022. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Investments of Insurance Subsidiaries

At December 31, 2024 and 2023, the investment securities held by our insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in fair value are due to credit-related or noncredit-related factors. Our investment securities evaluation process involves subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether a credit-related impairment has occurred. We evaluate, among other things, the financial position and near-term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered to be a credit-related impairment. The extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2024, 2023 or 2022.

During 2024, goodwill increased by $170 million related to acquisitions and declined by $6 million related to foreign currency translation and other adjustments. During 2023, goodwill increased by $362 million related to acquisitions and declined by $50 million related to foreign currency translation and other adjustments.

During 2024 and 2023, identifiable intangible assets declined by $16 million and $20 million, respectively, due to amortization and other adjustments. Identifiable intangible assets with finite lives are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of amortizable identifiable intangible assets at both December 31, 2024 and 2023 was $274 million and accumulated amortization was $244 million and $228 million, respectively. The gross carrying amount of indefinite-lived identifiable intangible assets at both December 31, 2024 and 2023 was $293 million. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

Debt Issuance Costs and Discounts

Debt issuance costs and discounts are amortized based upon the terms of the respective debt obligations. The gross carrying amounts of debt issuance costs and discounts at December 31, 2024 and 2023 were $608 million and $559 million, respectively, and accumulated amortization was $239 million and $226 million, respectively. Amortization of debt issuance costs and discounts is included in interest expense and was $35 million, $35 million and $29 million for 2024, 2023 and 2022, respectively.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Claims

Reserves for professional liability risks were $2.131 billion and $2.089 billion at December 31, 2024 and 2023, respectively. The current portion of the reserves, $587 million and $532 million at December 31, 2024 and 2023, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $627 million, $619 million and $517 million for 2024, 2023 and 2022, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. We recorded an increase to the provision for professional liability risks of $40 million during 2023 and a reduction to the provision for professional liability risks of $55 million for 2022, due to the receipt of updated actuarial information. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred and unpaid through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,100 individual claims at both December 31, 2024 and 2023 and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2024 and 2023, $600 million and $550 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

A portion of our professional liability risks is insured through our insurance subsidiary. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our insurance subsidiary for losses up to $80 million per occurrence ($110 million effective January 1, 2025). The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts were $35 million and $34 million at December 31, 2024 and 2023, respectively, recorded in “other assets,” and $45 million and $8 million at December 31, 2024 and 2023, respectively, recorded in “other current assets.”

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plans

Our stock incentive plans are designed to promote the long-term financial interests and growth of the Company by attracting and retaining management and other personnel, motivating them to achieve long range goals and aligning their interests with those of our stockholders. Stock appreciation right (“SAR”) and restricted share unit (“RSU”) grants vest solely based upon continued employment over a specific period of time, and performance share unit (“PSU”) grants vest based upon both continued employment over a specific period of time and the achievement of predetermined financial targets over a specific period of time. At December 31, 2024 there were 7.316 million shares available for future grants.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2024, 9.618 million shares of common stock were reserved for ESPP issuances. During 2024, 2023 and 2022, the Company recognized $18 million, $17 million and $16 million, respectively, of compensation expense related to the ESPP.

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

	2024	2023	2022
Risk-free interest rate	3.94%	3.69%	1.64%
Expected volatility	33%	36%	34%
Expected life, in years	5.23	5.14	5.11
Expected dividend yield	0.87%	0.95%	0.95%

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

SAR, RSU and PSU Activity (continued)

Information regarding Time SAR and Performance SAR activity during 2024, 2023 and 2022 is summarized below (share amounts in thousands):

	Time SARs	Performance SARs	Total SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
SARs outstanding, December 31, 2021	6,162	286	6,448	$113.15
Granted	570	—	570	236.00
Exercised	(660)	(159)	(819)	90.84
Cancelled	(112)	—	(112)	182.87
SARs outstanding, December 31, 2022	5,960	127	6,087	126.38
Granted	580	—	580	253.49
Exercised	(1,156)	(83)	(1,239)	95.29
Cancelled	(59)	—	(59)	202.05
SARs outstanding, December 31, 2023	5,325	44	5,369	146.46
Granted	491	—	491	305.44
Exercised	(1,128)	(44)	(1,172)	111.02
Cancelled	(101)	—	(101)	246.78
SARs outstanding, December 31, 2024	4,587	—	4,587	$170.31	5.3 years	$598
SARs exercisable, December 31, 2024	3,322	—	3,322	$136.86	4.3 years	$542

The weighted average fair values of SARs granted during 2024, 2023 and 2022 were $102.65, $87.47 and $69.55 per share, respectively. The intrinsic values of SARs exercised during 2024, 2023 and 2022 were $257 million, $207 million and $115 million, respectively. As of December 31, 2024, the unrecognized compensation cost related to nonvested SARs was $47 million.

Information regarding RSU and PSU activity during 2024, 2023 and 2022 is summarized below (share amounts in thousands):

	RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2021	2,191	2,083	4,274	$150.32
Granted	611	455	1,066	235.71
Performance adjustment	—	699	699	138.45
Vested	(878)	(1,399)	(2,277)	138.41
Cancelled	(140)	(123)	(263)	183.86
RSUs and PSUs outstanding, December 31, 2022	1,784	1,715	3,499	179.18
Granted	609	479	1,088	253.85
Performance adjustment	—	697	697	144.42
Vested	(717)	(1,393)	(2,110)	152.50
Cancelled	(125)	(88)	(213)	217.78
RSUs and PSUs outstanding, December 31, 2023	1,551	1,410	2,961	214.71
Granted	582	434	1,016	305.97
Performance adjustment	—	566	566	174.55
Vested	(639)	(1,132)	(1,771)	181.81
Cancelled	(138)	(103)	(241)	260.96
RSUs and PSUs outstanding, December 31, 2024	1,356	1,175	2,531	$260.95

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

SAR, RSU and PSU Activity (continued)

The fair values of RSUs and PSUs that vested during 2024, 2023 and 2022 were $539 million, $550 million and $550 million, respectively. As of December 31, 2024, the unrecognized compensation cost related to RSUs and PSUs was $383 million.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

During 2024, we paid $112 million to acquire three hospital facilities in Texas and $154 million to acquire nonhospital health care entities. During 2023, we paid $229 million to acquire four hospital facilities in Texas and $406 million to acquire nonhospital health care entities. During 2022, we paid $224 million to acquire nonhospital health care entities (noncontrolling interests of $72 million were recorded). Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $170 million, $362 million and $262 million in 2024, 2023 and 2022, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2024, we received proceeds of $295 million and recognized a pretax gain of $189 million ($145 million net of tax) related to the sale of a hospital facility in California. We also received proceeds of $33 million and recognized a pretax loss of $5 million ($4 million after tax) related to sales of real estate and other health care entity investments. In addition, we recognized a pretax loss of $170 million ($130 million after tax) related to a hospital facility in California that we have executed a definitive agreement to sell in 2025. During 2023, we received proceeds of $162 million for the sale of two hospital facilities in Louisiana. We also received proceeds of $31 million related to sales of real estate and other health care entity investments. We recognized a pretax loss of $5 million for these transactions. During 2022, we received proceeds of $326 million and recognized a pretax gain of $274 million ($200 million after tax) related to sales of real estate and other health care entity investments. We also received proceeds of $911 million and recognized a pretax gain of $1.027 billion ($527 million after tax and amounts attributable to noncontrolling interests) in 2022 related to the sale of a controlling interest in a subsidiary of our group purchasing organization.

NOTE 4 — INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2024	2023	2022
Current:
Federal	$1,202	$1,118	$1,222
State	212	213	206
Foreign	20	3	18
Deferred:
Federal	394	241	261
State	31	21	27
Foreign	7	19	12
	$1,866	$1,615	$1,746

Our provision for income taxes for the years ended December 31, 2024, 2023 and 2022 included tax benefits of $102 million, $93 million and $77 million, respectively, related to the settlement of employee equity awards. The provision for income taxes reflects a $61 million reduction in interest (net of tax) and penalty expense and $36 million and $23 million of interest expense (net of tax) for the years ended December 31, 2024, 2023 and 2022, respectively. During 2024, we derecognized deferred tax assets and increased our tax provision by $276 million due to an internal restructuring of certain affiliates. Our foreign pretax income was $79 million, $85 million and $66 million for the years ended December 31, 2024, 2023 and 2022, respectively.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.7	2.6	2.3
Change in liability for uncertain tax positions	(2.3)	0.4	0.7
Tax benefit from settlements of employee equity awards	(1.2)	(1.2)	(0.9)
Internal restructuring of affiliates	3.5	—	—
Other items, net	0.8	0.8	0.5
Effective income tax rate on income attributable to HCA Healthcare, Inc.	24.5	23.6	23.6
Income attributable to noncontrolling interests from consolidated partnerships	(2.6)	(2.6)	(3.3)
Effective income tax rate on income before income taxes	21.9%	21.0%	20.3%

A summary of the items comprising our deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2024		2023
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$1,139	$—	$1,048
Allowances for professional liability and other risks	395	—	452	—
Accounts receivable	418	—	363	—
Compensation	285	—	308	—
Right-of-use lease assets and obligations	478	462	506	492
Other	297	932	592	860
	$1,873	$2,533	$2,221	$2,400

At December 31, 2024, state net operating loss carryforwards (expiring in years 2025 through 2042) available to offset future taxable income approximated $167 million. Utilization of net operating loss carryforwards in any one year may be limited.

The following table summarizes the activity related to our gross unrecognized tax benefits, excluding accrued interest and penalties of $115 million and $177 million as of December 31, 2024 and 2023, respectively (dollars in millions):

	2024	2023
Balance at January 1	$639	$639
Additions based on tax positions related to the current year	40	30
Additions for tax positions of prior years	63	4
Reductions for tax positions of prior years	(206)	(10)
Settlements	(17)	—
Lapse of applicable statutes of limitations	(15)	(24)
Balance at December 31	$504	$639

Unrecognized tax benefits of $295 million as of December 31, 2024 ($320 million as of December 31, 2023) would affect the effective rate, if recognized.

During 2024, the Internal Revenue Service (“IRS”) completed its examination of our 2016, 2017 and 2018 income tax returns, resolving all federal income tax matters for those years, and the 2020 federal statute of limitations expired. We reduced our tax provision by $254 million, including interest of $118 million (net of tax). Of this amount, $181 million, including $47 million of interest (net of tax) related to the tax rate changes under the 2017 Tax Cuts and Jobs Act.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

At December 31, 2024, the IRS was examining the Company's 2022 and 2023 income tax returns and the 2019 income tax returns of certain affiliates. We are subject to examination by the IRS for tax years after 2020, as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding SARs, RSUs and PSUs, computed using the treasury stock method. During 2024, 2023 and 2022, we repurchased 17.798 million shares, 14.465 million shares and 30.747 million shares, respectively, of our common stock.

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (dollars and shares in millions, except per share amounts):

	2024	2023	2022
Net income attributable to HCA Healthcare, Inc.	$5,760	$5,242	$5,643

Weighted average common shares outstanding	258.603	272.404	290.348
Effect of dilutive incremental shares	3.203	4.008	4.318
Shares used for diluted earnings per share	261.806	276.412	294.666
Earnings per share:
Basic earnings per share	$22.27	$19.25	$19.43
Diluted earnings per share	$22.00	$18.97	$19.15

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2024
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$388	$—	$(27)	$361
Money market funds and other	296	—	—	296
	$684	$—	$(27)	657
Amounts classified as current assets				(88)
Investment carrying value				$569

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

	2023
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$404	$1	$(29)	$376
Money market funds and other	188	—	—	188
	$592	$1	$(29)	564
Amounts classified as current assets				(87)
Investment carrying value				$477

At December 31, 2024 and 2023, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at December 31, 2024 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$31	$31
Due after one year through five years	145	140
Due after five years through ten years	147	130
Due after ten years	65	60
	$388	$361

The average expected maturity of the investments in debt securities at December 31, 2024 was 4.4 years, compared to the average scheduled maturity of 8.1 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$361	$—	$361	$—
Money market funds and other	296	296	—	—
Investments of insurance subsidiaries	657	296	361	—
Less amounts classified as current assets	(88)	(88)	—	—
	$569	$208	$361	$—

	2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$376	$—	$376	$—
Money market funds and other	188	188	—	—
Investments of insurance subsidiaries	564	188	376	—
Less amounts classified as current assets	(87)	(87)	—	—
	$477	$101	$376	$—

The estimated fair value of our long-term debt was $40.845 billion and $38.253 billion at December 31, 2024 and 2023, respectively, compared to carrying amounts, gross of debt issuance costs, premiums and discounts, aggregating $43.400 billion and $39.926 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2024, follows (dollars in millions):

	2024	2023
Senior secured asset-based revolving credit facility	$—	$1,880
Senior secured revolving credit facility	—	—
Senior secured term loan facilities (effective interest rate of 5.8%)	1,238	1,313
Other senior secured debt (effective interest rate of 4.6%)	1,046	967
Senior secured debt	2,284	4,160
Senior unsecured notes (effective interest rate of 5.1%)	41,116	35,766
Debt issuance costs and discounts	(369)	(333)
Total debt (average life of 10.9 years, rates averaging 5.1%)	43,031	39,593
Less amounts due within one year	4,698	2,424
	$38,333	$37,169

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — LONG-TERM DEBT (continued)

During 2024, we issued $4.500 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 5.450% senior notes due 2031 (the “Existing 2031 Notes”), (ii) $1.300 billion aggregate principal amount of 5.600% senior notes due 2034, (iii) $1.500 billion aggregate principal amount of 6.000% senior notes due 2054 and (iv) $700 million aggregate principal amount of 6.100% senior notes due 2064. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes. During 2024, we repaid all of the $2.000 billion aggregate principal amount of 5.000% senior notes due 2024 at maturity.

During 2024, we also issued $3.000 billion aggregate principal amount of senior notes comprised of (i) $750 million aggregate principal amount of 5.450% senior notes due 2031 (the “New 2031 Notes”), (ii) $1.250 billion aggregate principal amount of 5.450% senior notes due 2034 and (iii) $1.000 billion aggregate principal amount of 5.950% senior notes due 2054. The New 2031 Notes represent a further issuance of our Existing 2031 Notes, issued during February 2024, and together with the New 2031 Notes, the aggregate principal amount of these notes is $1.750 billion. We used the net proceeds to repay borrowings under our asset-based revolving credit facility and for general corporate purposes.

Senior Secured Credit Facilities And Other Senior Secured Debt

We have entered into the following senior secured credit facilities: (i) a $4.500 billion asset-based revolving credit facility maturing on June 30, 2026 with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria (none outstanding at December 31, 2024) (the “ABL credit facility”); (ii) a $3.500 billion senior secured revolving credit facility maturing on June 30, 2026 (none outstanding at December 31, 2024 without giving effect to certain outstanding letters of credit); and (iii) a $1.238 billion senior secured term loan facility maturing on June 30, 2026. We refer to the facilities described under (ii) and (iii) above, collectively, as the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities.” Finance leases and other secured debt totaled $1.046 billion at December 31, 2024.

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

Senior Unsecured Notes

Senior unsecured notes consist of (i) $40.541 billion aggregate principal amount of senior notes with maturities ranging from 2025 to 2064; (ii) an aggregate principal amount of $125 million medium-term notes maturing 2025; and (iii) an aggregate principal amount of $450 million debentures with maturities ranging from 2027 to 2095.

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

Maturities of long-term debt in years 2026 through 2029 are $5.386 billion, $2.460 billion, $2.606 billion and $3.563 billion, respectively.

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

The following table presents our lease-related assets and liabilities at December 31, 2024 and 2023 (dollars in millions):

	Balance Sheet Classification	2024	2023
Assets:
Operating leases	Right-of-use operating lease assets	$2,131	$2,207
Finance leases	Property and equipment	646	556
Total lease assets		$2,777	$2,763
Liabilities:
Current:
Operating leases	Other accrued expenses	$343	$363
Finance leases	Long-term debt due within one year	162	166
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,863	1,903
Finance leases	Long-term debt	624	541
Total lease liabilities		$2,992	$2,973
Weighted-average remaining term:
Operating leases		11.3 years	11.8 years
Finance leases		10.5 years	9.0 years
Weighted-average discount rate:
Operating leases		5.1%	4.9%
Finance leases		5.3%	4.9%

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LEASES (continued)

The following table presents certain information related to expenses for finance and operating leases for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	2024	2023	2022
Finance lease expense:
Depreciation and amortization	$159	$164	$163
Interest	37	31	29
Operating leases(1)	503	495	484
Short-term lease expense(1)	365	337	329
Variable lease expense(1)	181	162	163
	$1,245	$1,189	$1,168

(1)
Expenses are included in “other operating expenses” in our consolidated income statements.

The following table presents supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$490	$479	$473
Operating cash flows for finance leases	37	31	29
Financing cash flows for finance leases	172	140	124

Maturities of Lease Liabilities

The following table reconciles the undiscounted minimum lease payment amounts to the operating and finance lease liabilities recorded on the balance sheet at December 31, 2024 and 2023 (dollars in millions):

	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Year 1	$455	$197	$452	$193
Year 2	405	146	394	155
Year 3	344	99	340	115
Year 4	281	81	288	60
Year 5	221	71	228	45
Thereafter	1,460	497	1,540	356
Total minimum lease payments	3,166	1,091	3,242	924
Less: amount of lease payments representing interest	(960)	(305)	(976)	(217)
Present value of future minimum lease payments	2,206	786	2,266	707
Less: current lease obligations	(343)	(162)	(363)	(166)
Long-term lease obligations	$1,863	$624	$1,903	$541

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

We accrue for such contingencies to the extent that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If we are a party to any proceeding that, either individually or in the aggregate, is probable or reasonably possible of having a material, adverse effect on the business, our results of operations, financial position or liquidity, we disclose a summary of such contingencies and the amount or range of reasonably possible losses in excess of recorded amounts or that we are unable to reasonably estimate the amount or range of losses.

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

Share Repurchase Transactions

During January 2025, January 2024, January 2023, January 2022 and February 2021, our Board of Directors authorized share repurchase programs for up to $10 billion, $6 billion, $3 billion, $8 billion and $6 billion, respectively, of the Company’s outstanding common stock.

During 2024, we repurchased 17.798 million shares of our common stock at an average price of $337.74 per share through market purchases pursuant to the January 2023 authorization (which was completed during 2024) and the January 2024 authorization. At December 31, 2024, we had $764 million of repurchase authorization available under the January 2024 authorization. During 2023, we repurchased 14.465 million shares of our common stock at an average price of $263.47 per share through market purchases pursuant to the January 2022 authorization (which was completed during 2023) and the January 2023 authorization. During 2022, we repurchased 30.747 million shares of our common stock at an average price of $227.67 per share through market purchases pursuant to the February 2021 authorizations (which were completed during 2022) and the January 2022 authorization.

NOTE 12 — EMPLOYEE BENEFIT PLANS

We maintain defined contribution benefit plans that are available to employees who meet certain minimum requirements. The plans require that we match participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). Benefits expense under these plans totaled $689 million for 2024, $659 million for 2023 and $606 million for 2022. Our matching contributions are funded during the year following the participant contributions.

We maintain the noncontributory, nonqualified Restoration Plan to provide retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of a base amount and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ hypothetical account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service, hypothetical investment returns (gains or losses) and certain IRS limitations. The amount recognized under this plan was $31 million expense for 2024, $40 million expense for 2023 and a $27 million credit for 2022. Accrued benefits liabilities under this plan totaled $229 million at December 31, 2024 and $227 million at December 31, 2023.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — EMPLOYEE BENEFIT PLANS (continued)

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $7 million for 2024, $10 million for 2023 and $22 million for 2022. Accrued benefits liabilities under this plan totaled $109 million at December 31, 2024 and $106 million at December 31, 2023.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. The amount recognized under these plans was a $6 million credit for 2024, $2 million expense for 2023, and an $11 million credit for 2022. Net assets available for benefits in excess of the projected benefit obligation under these plans were $118 million and $43 million at December 31, 2024 and 2023, respectively.

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

Effective January 1, 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, Atlantic and American Groups. At December 31, 2024, the National Group included 55 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia, the Atlantic Group included 62 hospitals located in Florida, Georgia, Northern Kansas, Missouri and South Carolina, and the American Group included 65 hospitals located in Colorado, Central Kansas, Louisiana and Texas. The eight hospitals we operate in England are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, salaries and benefits, supplies, other operating expenses, equity in earnings or losses of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets that are provided to the Chief Operating Decision Maker, which is the Chief Executive Officer, are summarized in the following tables (dollars in millions) and represent the operating segments at December 31, 2024:

	For the Year Ended December 31, 2024
	National Group	Atlantic Group	American Group
Revenues	$19,614	$23,171	$24,601

Salaries and benefits	7,483	8,525	8,529
Supplies	2,812	3,553	4,035
Other operating expenses	4,892	6,124	6,363
Equity in (earnings) losses of affiliates	2	(3)	(62)
	15,189	18,199	18,865
Adjusted segment EBITDA	$4,425	$4,972	$5,736

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Year Ended December 31, 2023
	National Group	Atlantic Group	American Group
Revenues	$18,105	$21,167	$22,318

Salaries and benefits	7,196	8,058	8,080
Supplies	2,658	3,331	3,616
Other operating expenses	4,253	5,289	5,473
Equity in (earnings) losses of affiliates	(2)	(3)	(59)
	14,105	16,675	17,110
Adjusted segment EBITDA	$4,000	$4,492	$5,208

	For the Year Ended December 31, 2022
	National Group	Atlantic Group	American Group
Revenues	$16,767	$19,324	$20,858

Salaries and benefits	6,959	7,752	7,757
Supplies	2,569	3,088	3,331
Other operating expenses	3,624	4,606	4,711
Equity in (earnings) losses of affiliates	(1)	(3)	(43)
	13,151	15,443	15,756
Adjusted segment EBITDA	$3,616	$3,881	$5,102

	For the Year Ended December 31,
	2024	2023	2022
Adjusted segment EBITDA:
National Group	$4,425	$4,000	$3,616
Atlantic Group	4,972	4,492	3,881
American Group	5,736	5,208	5,102
	15,133	13,700	12,599
Adjustments to reconcile Total Adjusted segment EBITDA to consolidated Income before income taxes:
Corporate and Other	1,251	974	532
Depreciation and amortization	3,312	3,077	2,969
Interest expense	2,061	1,938	1,741
Losses (gains) on sales of facilities	(14)	5	(1,301)
Losses on retirement of debt	—	—	78
Income before income taxes	$8,523	$7,706	$8,580

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
National Group	$19,614	$18,105	$16,767
Atlantic Group	23,171	21,167	19,324
American Group	24,601	22,318	20,858
Corporate and other	3,217	3,378	3,284
	$70,603	$64,968	$60,233

Depreciation and amortization:
National Group	$857	$834	$801
Atlantic Group	1,061	989	921
American Group	1,083	971	937
Corporate and other	311	283	310
	$3,312	$3,077	$2,969

	December 31,
	2024	2023	2022
Assets:
National Group	$12,855	$12,487	$11,793
Atlantic Group	17,168	16,098	15,092
American Group	20,714	19,786	17,934
Corporate and other	8,776	7,840	7,619
	$59,513	$56,211	$52,438

	National Group	Atlantic Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2021	$1,212	$1,970	$5,062	$1,296	$9,540
Acquisitions	75	90	90	7	262
Foreign currency translation, amortization and other	(43)	(3)	—	(103)	(149)
Balance at December 31, 2022	1,244	2,057	5,152	1,200	9,653
Acquisitions	—	8	326	28	362
Foreign currency translation, amortization and other	(3)	(1)	—	(66)	(70)
Balance at December 31, 2023	1,241	2,064	5,478	1,162	9,945
Acquisitions	—	61	105	4	170
Foreign currency translation, amortization and other	(4)	(1)	3	(20)	(22)
Balance at December 31, 2024	$1,237	$2,124	$5,586	$1,146	$10,093

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Change in Fair Value of Derivative Instruments	Total
Balances at December 31, 2021	$12	$(278)	$(132)	$(6)	$(404)
Unrealized losses on available-for-sale securities, net of $12 income tax benefit	(43)				(43)
Foreign currency translation adjustments, net of $16 income tax benefit		(95)			(95)
Defined benefit plans, net of $11 of income taxes			38		38
Change in fair value of derivative instruments, net of $1 of income taxes				5	5
Expense reclassified into operations from other comprehensive income, net of none, $2 and $1 income tax benefits, respectively	1		7	1	9
Balances at December 31, 2022	(30)	(373)	(87)	—	(490)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	9				9
Foreign currency translation adjustments, net of $7 of income taxes		34			34
Defined benefit plans, net of $6 of income taxes			21		21
Expense (benefit) reclassified into operations from other comprehensive income, net of none of income taxes and $1 income tax benefit, respectively	(1)		2		1
Balances at December 31, 2023	(22)	(339)	(64)	—	(425)
Unrealized gains on available-for-sale securities	1				1
Foreign currency translation adjustments, net of $2 income tax benefit		(14)			(14)
Defined benefit plans, net of $15 of income taxes			50		50
Expense reclassified into operations from other comprehensive income			1		1
Balances at December 31, 2024	$(21)	$(353)	$(13)	$—	$(387)

NOTE 15 — OTHER ACCRUED EXPENSES

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2024	2023
Professional liability risks	$587	$532
Defined contribution benefit plans	704	668
Right-of-use operating leases	343	363
Taxes other than income	419	382
Interest	502	414
Employee medical benefits	206	199
Other	1,138	1,313
	$3,899	$3,871