Form 10-Q
period 2025-03-31
HCA Healthcare, Inc.
filed 2025-05-01
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 28, 2025
Voting common stock, $.01 par value	240,573,900 shares

HCA HEALTHCARE, INC.

Form 10-Q

March 31, 2025

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

Unaudited

(Dollars in millions, except per share amounts)

	2025	2024
Revenues	$18,321	$17,339

Salaries and benefits	7,997	7,707
Supplies	2,764	2,671
Other operating expenses	3,845	3,606
Equity in (earnings) losses of affiliates	(18)	2
Depreciation and amortization	860	795
Interest expense	547	512
Gains on sales of facilities	(1)	(201)
	15,994	15,092
Income before income taxes	2,327	2,247
Provision for income taxes	502	445
Net income	1,825	1,802
Net income attributable to noncontrolling interests	215	211
Net income attributable to HCA Healthcare, Inc.	$1,610	$1,591
Per share data:
Basic earnings	$6.52	$6.01
Diluted earnings	$6.45	$5.93
Shares used in earnings per share calculations (in millions):
Basic	246.936	264.435
Diluted	249.440	268.016

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

Unaudited

(Dollars in millions)

	2025	2024
Net income	$1,825	$1,802
Other comprehensive income (loss) before taxes:
Foreign currency translation	30	(8)
Unrealized gains (losses) on available-for-sale securities	6	(2)
Other comprehensive income (loss) before taxes	36	(10)
Income taxes (benefits) related to other comprehensive income items	6	(2)
Other comprehensive income (loss)	30	(8)
Comprehensive income	1,855	1,794
Comprehensive income attributable to noncontrolling interests	215	211
Comprehensive income attributable to HCA Healthcare, Inc.	$1,640	$1,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,060	$1,933
Accounts receivable	11,088	10,751
Inventories	1,794	1,738
Other	2,316	1,992
	16,258	16,414

Property and equipment, at cost	63,680	62,514
Accumulated depreciation	(33,942)	(33,100)
	29,738	29,414

Investments of insurance subsidiaries	550	569
Investments in and advances to affiliates	657	662
Goodwill and other intangible assets	10,237	10,093
Right-of-use operating lease assets	2,132	2,131
Other	226	230
	$59,798	$59,513
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,488	$4,276
Accrued salaries	1,857	2,304
Other accrued expenses	3,767	3,899
Long-term debt due within one year	3,519	4,698
	13,631	15,177

Long-term debt, less debt issuance costs and discounts of $432 and $369	41,057	38,333
Professional liability risks	1,497	1,544
Right-of-use operating lease obligations	1,860	1,863
Income taxes and other liabilities	2,191	2,041

Stockholders’ (deficit) equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 242,955,400 shares — 2025 and 249,981,400 shares — 2024	2	3
Accumulated other comprehensive loss	(357)	(387)
Retained deficit	(3,164)	(2,115)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(3,519)	(2,499)
Noncontrolling interests	3,081	3,054
	(438)	555
	$59,798	$59,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2023	265.537	$3	$—	$(425)	$(1,352)	$2,834	$1,060
Comprehensive income (loss)				(8)	1,591	211	1,794
Repurchase of common stock	(3.894)				(1,187)		(1,187)
Share-based benefit plans	1.573				(68)		(68)
Cash dividends declared ($0.66 per share)					(176)		(176)
Distributions						(152)	(152)
Other					7	(8)	(1)
Balances, March 31, 2024	263.216	3	—	(433)	(1,185)	2,885	1,270
Comprehensive income				—	1,461	226	1,687
Repurchase of common stock	(4.217)		(68)		(1,312)		(1,380)
Share-based benefit plans	0.239		68		68		136
Cash dividends declared ($0.66 per share)					(174)		(174)
Distributions						(186)	(186)
Other					(28)	14	(14)
Balances, June 30, 2024	259.238	3	—	(433)	(1,170)	2,939	1,339
Comprehensive income				55	1,270	212	1,537
Repurchase of common stock	(4.948)		(88)		(1,724)		(1,812)
Share-based benefit plans	0.228		88				88
Cash dividends declared ($0.66 per share)					(170)		(170)
Distributions						(192)	(192)
Other					(13)	9	(4)
Balances, September 30, 2024	254.518	3	—	(378)	(1,807)	2,968	786
Comprehensive income (loss)				(9)	1,438	248	1,677
Repurchase of common stock	(4.739)		(105)		(1,580)		(1,685)
Share-based benefit plans	0.202		105				105
Cash dividends declared ($0.66 per share)					(168)		(168)
Distributions						(181)	(181)
Other					2	19	21
Balances, December 31, 2024	249.981	3	—	(387)	(2,115)	3,054	555
Comprehensive income				30	1,610	215	1,855
Repurchase of common stock	(7.762)	(1)	(57)		(2,470)		(2,528)
Share-based benefit plans	0.736		57				57
Cash dividends declared ($0.72 per share)					(178)		(178)
Distributions						(220)	(220)
Other					(11)	32	21
Balances, March 31, 2025	242.955	$2	$—	$(357)	$(3,164)	$3,081	$(438)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

Unaudited

(Dollars in millions)

	2025	2024
Cash flows from operating activities:
Net income	$1,825	$1,802
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(327)	(90)
Inventories and other assets	(360)	77
Accounts payable and accrued expenses	(1,000)	(517)
Depreciation and amortization	860	795
Income taxes	492	444
Gains on sales of facilities	(1)	(201)
Amortization of debt issuance costs and discounts	11	9
Share-based compensation	98	87
Other	53	63
Net cash provided by operating activities	1,651	2,469
Cash flows from investing activities:
Purchase of property and equipment	(991)	(1,118)
Acquisition of hospitals and health care entities	(227)	(96)
Sales of hospitals and health care entities	161	310
Change in investments	28	2
Other	(3)	(1)
Net cash used in investing activities	(1,032)	(903)
Cash flows from financing activities:
Issuance of long-term debt	5,233	4,483
Net change in revolving credit facilities	220	(1,880)
Repayment of long-term debt	(3,895)	(2,066)
Distributions to noncontrolling interests	(220)	(152)
Payment of debt issuance costs	(57)	(40)
Payment of dividends	(180)	(185)
Repurchase of common stock	(2,506)	(1,180)
Other	(90)	(196)
Net cash used in financing activities	(1,495)	(1,216)
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Change in cash and cash equivalents	(873)	349
Cash and cash equivalents at beginning of period	1,933	935
Cash and cash equivalents at end of period	$1,060	$1,284
Interest payments	$539	$538
Income tax payments, net	$10	$1

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2025, these affiliates owned and operated 192 hospitals, 125 freestanding surgery centers and 26 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $126 million and $90 million for the quarters ended March 31, 2025 and 2024, respectively. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care who have income at or below 400% of the federal poverty level are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2025 and 2024 are summarized in the following table (dollars in millions):

	2025	Ratio	2024	Ratio
Medicare	$2,895	15.8%	$2,838	16.4%
Managed Medicare	3,299	18.0	3,026	17.4
Medicaid	1,190	6.5	1,000	5.8
Managed Medicaid	879	4.8	978	5.6
Managed care and insurers	9,041	49.4	8,545	49.2
International (managed care and insurers)	445	2.4	412	2.4
Other	572	3.1	540	3.2
Revenues	$18,321	100.0%	$17,339	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2025 and 2024 follows (dollars in millions):

	2025	2024
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$15,466	$14,779
Cost-to-charges ratio (patient care costs as a percentage of gross patient charges)	9.6%	10.1%
Total uncompensated care	$10,993	$10,002
Multiply by the cost-to-charges ratio	9.6%	10.1%
Estimated cost of total uncompensated care	$1,055	$1,010

The total uncompensated care amounts for the quarters ended March 31, 2025 and 2024 include charity care of $3.644 billion and $3.978 billion, respectively, and the related estimated costs of charity care were $350 million and $402 million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarter ended March 31, 2025, we paid $190 million to acquire two hospital facilities in New Hampshire and Florida and $37 million to acquire nonhospital health care entities. During the quarter ended March 31, 2024, we paid $50 million to acquire two hospital facilities in Texas and $46 million to acquire nonhospital health care entities. Purchase price amounts are allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS (continued)

During the quarter ended March 31, 2025, we received proceeds of $157 million related to the sale of a hospital facility in California (effective April 1, 2025). We also received proceeds of $4 million and recognized a pretax gain of $1 million related to sales of real estate and other health care entity investments. During the quarter ended March 31, 2024, we received proceeds of $297 million and recognized a pretax gain of $193 million for the sale of a hospital facility in California. We also received proceeds of $13 million and recognized a pretax gain of $8 million related to sales of real estate and other health care entity investments.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended March 31, 2025 and 2024 were $502 million and $445 million, respectively, and the effective tax rate was 23.8% and 21.8%, respectively. The increase in the effective tax rate for the quarter ended March 31, 2025 is related primarily to a reduction in the amount of deductible share-based compensation for vested employee equity awards. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $24 million and $69 million for the quarters ended March 31, 2025 and 2024, respectively.

Our gross unrecognized tax benefits were $512 million, excluding accrued interest of $126 million, as of March 31, 2025 ($504 million and $115 million, respectively, as of December 31, 2024). Unrecognized tax benefits of $308 million ($295 million as of December 31, 2024) would affect the effective rate, if recognized.

At March 31, 2025, the Internal Revenue Service (“IRS”) was examining the Company’s 2022 and 2023 income tax returns and the 2019 income tax returns of certain affiliates. We are subject to examination by the IRS for tax years after 2020, as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2025 and 2024 (dollars and shares in millions, except per share amounts):

	2025	2024
Net income attributable to HCA Healthcare, Inc.	$1,610	$1,591

Weighted average common shares outstanding	246.936	264.435
Effect of dilutive incremental shares	2.504	3.581
Shares used for diluted earnings per share	249.440	268.016
Earnings per share:
Basic earnings	$6.52	$6.01
Diluted earnings	$6.45	$5.93

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2025 and December 31, 2024 follows (dollars in millions):

	March 31, 2025
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$372	$1	$(22)	$351
Money market funds and other	306	—	—	306
	$678	$1	$(22)	657
Amounts classified as current assets				(107)
Investment carrying value				$550

	December 31, 2024
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$388	$—	$(27)	$361
Money market funds and other	296	—	—	296
	$684	$—	$(27)	657
Amounts classified as current assets				(88)
Investment carrying value				$569

At March 31, 2025 and December 31, 2024, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income or loss.

Scheduled maturities of investments in debt securities at March 31, 2025 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$24	$24
Due after one year through five years	146	142
Due after five years through ten years	138	125
Due after ten years	64	60
	$372	$351

The average expected maturity of the investments in debt securities at March 31, 2025 was 4.4 years, compared to the average scheduled maturity of 8.1 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2025
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$351	$1	$350	$—
Money market funds and other	306	306	—	—
Investments of insurance subsidiaries	657	307	350	—
Less amounts classified as current assets	(107)	(107)	—	—
	$550	$200	$350	$—

	December 31, 2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$361	$—	$361	$—
Money market funds and other	296	296	—	—
Investments of insurance subsidiaries	657	296	361	—
Less amounts classified as current assets	(88)	(88)	—	—
	$569	$208	$361	$—

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The estimated fair value of our long-term debt was $42.876 billion and $40.845 billion at March 31, 2025 and December 31, 2024, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $45.008 billion and $43.400 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 7 — LONG-TERM DEBT

A summary of long-term debt at March 31, 2025 and December 31, 2024, including related interest rates at March 31, 2025, follows (dollars in millions):

	March 31, 2025	December 31, 2024
Senior secured term loan facility	$—	1,238
Other senior secured debt (effective interest rate of 4.6%)	1,022	1,046
Senior secured debt	1,022	2,284
Senior unsecured credit facility (effective interest rate of 5.7%)	220	—
Senior unsecured notes (effective interest rate of 5.2%)	43,766	41,116
Debt issuance costs and discounts	(432)	(369)
Total debt (average life of 11.7 years, rates averaging 5.2%)	44,576	43,031
Less amounts due within one year	3,519	4,698
	$41,057	$38,333

During February 2025, we repaid all $2.600 billion aggregate principal amount of 5.375% senior notes due 2025 at maturity. We entered into a new credit agreement that provides for $8.000 billion of senior unsecured revolving credit commitments with a term of five years (“senior unsecured credit facility”). Currently, borrowings under the senior unsecured credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.250% (plus a 0.10% credit spread adjustment). We concurrently borrowed funds from the senior unsecured credit facility and repaid outstanding borrowings under our $4.5 billion senior secured asset-based revolving credit facility and our senior secured term loan facility of $1.238 billion. We terminated these senior secured credit facilities along with our $3.5 billion senior secured revolving cash flow credit facility.

During February 2025, we also issued $5.250 billion aggregate principal amount of senior notes comprised of (i) $700 million aggregate principal amount of 5.000% senior notes due 2028, (ii) $300 million aggregate principal amount of floating rate senior notes due 2028, (iii) $750 million aggregate principal amount of 5.250% senior notes due 2030, (iv) $750 million aggregate principal amount of 5.500% senior notes due 2032, (v) $1.500 billion aggregate principal amount of 5.750% senior notes due 2035 and (vi) $1.250 billion aggregate principal amount of 6.200% senior notes due 2055. We used the net proceeds to repay borrowings under the senior unsecured credit facility and for general corporate purposes.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — CONTINGENCIES (continued)

Health care companies are subject to numerous investigations by various governmental agencies. Under the federal False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our results of operations, financial position or liquidity.

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

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2025 and January 2024, our Board of Directors authorized share repurchase programs for up to $10 billion and $6 billion, respectively, of our outstanding common stock. During the quarter ended March 31, 2025, we repurchased 7.762 million shares of our common stock at an average price of $322.84 per share through market purchases pursuant to the January 2024 authorization (which was completed during the first quarter of 2025) and the January 2025 authorization. At March 31, 2025, we had $8.259 billion of repurchase authorization available under the January 2025 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2024	$(21)	$(353)	$(13)	$(387)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	4			4
Foreign currency translation adjustments, net of $4 of income taxes		26		26
Balances at March 31, 2025	$(17)	$(327)	$(13)	$(357)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

Effective January 1, 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, Atlantic and American Groups. At March 31, 2025, the National Group included 55 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia, the Atlantic Group included 63 hospitals located in Florida, Georgia, Northern Kansas, Missouri and South Carolina, and the American Group included 66 hospitals located in Colorado, Central Kansas, Louisiana and Texas. The eight hospitals we operate in England are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, salaries and benefits, supplies, other operating expenses, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization and assets that are provided to the Chief Operating Decision Maker, which is the Chief Executive Officer, are summarized in the following tables (dollars in millions) and represent the operating segments for the quarters ended March 31, 2025 and 2024 and assets at March 31, 2025 and December 31, 2024:

	2025
	National Group	Atlantic Group	American Group
Revenues	$5,065	$6,167	$6,331

Salaries and benefits	1,959	2,216	2,196
Supplies	741	914	1,020
Other operating expenses	1,233	1,576	1,711
Equity in earnings of affiliates	-	(1)	(14)
	3,933	4,705	4,913
Adjusted segment EBITDA	$1,132	$1,462	$1,418

	2024
	National Group	Atlantic Group	American Group
Revenues	$4,835	$5,810	$5,984

Salaries and benefits	1,890	2,161	2,119
Supplies	705	909	980
Other operating expenses	1,194	1,482	1,580
Equity in earnings of affiliates	(1)	(1)	(13)
	3,788	4,551	4,666
Adjusted segment EBITDA	$1,047	$1,259	$1,318

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	2025	2024
Adjusted segment EBITDA:
National Group	$1,132	$1,047
Atlantic Group	1,462	1,259
American Group	1,418	1,318
	4,012	3,624
Adjustments to reconcile Total Adjusted segment EBITDA to consolidated Income before income taxes:
Corporate and Other	279	271
Depreciation and amortization	860	795
Interest expense	547	512
Gains on sales of facilities	(1)	(201)
Income before income taxes	$2,327	$2,247

	2025	2024
Revenues:
National Group	$5,065	$4,835
Atlantic Group	6,167	5,810
American Group	6,331	5,984
Corporate and other	758	710
	$18,321	$17,339
Depreciation and amortization:
National Group	$226	$212
Atlantic Group	274	258
American Group	279	255
Corporate and other	81	70
	$860	$795

	March 31, 2025	December 31, 2024
Assets:
National Group	$13,407	$12,855
Atlantic Group	17,654	17,168
American Group	20,614	20,714
Corporate and other	8,123	8,776
	$59,798	$59,513

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures that contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic or business conditions nationally and regionally in our markets, including inflation and the impact of trade policies, including changes in, or the imposition of, tariffs and/or trade barriers; changes in revenues resulting from declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, pharmaceuticals, supply chain or other expenditures; workforce disruptions; supply and pharmaceutical shortages and disruptions (including as a result of tariffs or geopolitical disruptions); and the impact of potential federal government shutdowns, holds on or cancellations of congressionally authorized spending and interruptions in the distribution of governmental funds, (2) the impact of current and future health care public policy developments and possible changes to other federal, state or local laws and regulations affecting the health care industry, including the expiration of enhanced premium tax credits for individuals eligible to purchase insurance coverage through federal and state-based health insurance marketplaces and changes in the structure and administration of, and funding for, federal and state agencies and programs, (3) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) the ability to achieve operating and financial targets, attain expected levels of patient volumes and revenues, and control the costs of providing services, (6) possible reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or state directed payments, that may negatively impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (23) the impact of natural disasters, such as hurricanes and floods, including Hurricanes Milton and Helene, physical risks from changing global weather patterns or similar events beyond our control on our assets and activities and the communities we serve, (24) changes in U.S. federal, state, or foreign tax laws, interpretations of tax laws by taxing authorities, other standard setting bodies or judicial decisions, (25) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, and (26) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2024 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2025 Operations Summary

Revenues increased to $18.321 billion in the first quarter of 2025 from $17.339 billion in the first quarter of 2024. Net income attributable to HCA Healthcare, Inc. totaled $1.610 billion, or $6.45 per diluted share, for the quarter ended March 31, 2025, compared to $1.591 billion, or $5.93 per diluted share, for the quarter ended March 31, 2024. First quarter results for 2024 include gains on sales of facilities of $201 million, or $0.57 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 249.440 million shares for the quarter ended March 31, 2025 and 268.016 million shares for the quarter ended March 31, 2024. During 2024 and the first quarter of 2025, we repurchased 17.798 million shares and 7.762 million shares, respectively, of our common stock.

Revenues increased 5.7% on both a consolidated and same facility basis for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.1% increase in equivalent admissions and a 2.5% increase in revenue per equivalent admission. The same facility revenues increase resulted from the combined impact of a 2.8% increase in same facility equivalent admissions and a 2.9% increase in same facility revenue per equivalent admission.

During the quarter ended March 31, 2025, consolidated admissions increased 2.8% and same facility admissions increased 2.6% compared to the quarter ended March 31, 2024. Inpatient surgical volumes increased 0.3% on a consolidated basis and 0.2% on a same facility basis during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024. Outpatient surgical volumes declined 2.5% on a consolidated basis and 2.1% on a same facility basis during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024. Emergency department visits increased 3.7% on a consolidated basis and 4.0% on a same facility basis during the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024. Consolidated and same facility uninsured admissions declined 0.2% and 0.7%, respectively, for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024.

Cash flows from operating activities declined $818 million, from $2.469 billion for the first quarter of 2024 to $1.651 billion for the first quarter of 2025. The decline in cash provided by operating activities was primarily related to the net impact of negative changes in working capital items of $1.157 billion, partially offset by a $176 million increase in net income, excluding gains on sales of facilities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 5.7% from $17.339 billion in the first quarter of 2024 to $18.321 billion in the first quarter of 2025. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2025 and 2024 are summarized in the following table (dollars in millions):

	2025	Ratio	2024	Ratio
Medicare	$2,895	15.8%	$2,838	16.4%
Managed Medicare	3,299	18.0	3,026	17.4
Medicaid	1,190	6.5	1,000	5.8
Managed Medicaid	879	4.8	978	5.6
Managed care and insurers	9,041	49.4	8,545	49.2
International (managed care and insurers)	445	2.4	412	2.4
Other	572	3.1	540	3.2
Revenues	$18,321	100.0%	$17,339	100.0%

Consolidated and same facility revenue per equivalent admission increased 2.5% and 2.9%, respectively, in the first quarter of 2025, compared to the first quarter of 2024. Consolidated and same facility equivalent admissions increased 3.1% and 2.8%, respectively, in the first quarter of 2025, compared to the first quarter of 2024. Consolidated and same facility outpatient surgeries declined 2.5% and 2.1%, respectively, in the first quarter of 2025, compared to the first quarter of 2024. Consolidated and same facility inpatient surgeries increased 0.3% and 0.2%, respectively, in the first quarter of 2025, compared to the first quarter of 2024. Consolidated and same facility emergency department visits increased 3.7% and 4.0%, respectively, in the first quarter of 2025, compared to the first quarter of 2024.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2025 and 2024 follows (dollars in millions):

	2025	2024
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$15,466	$14,779
Cost-to-charges ratio (patient care costs as a percentage of gross patient charges)	9.6%	10.1%
Total uncompensated care	$10,993	$10,002
Multiply by the cost-to-charges ratio	9.6%	10.1%
Estimated cost of total uncompensated care	$1,055	$1,010

Same facility uninsured admissions declined 0.7%, in the first quarter of 2025 compared to the first quarter of 2024. Same facility uninsured admissions in 2024, compared to 2023, increased 0.1% in the fourth quarter, declined 1.8% in the third quarter, increased 3.5% in the second quarter and increased 2.4% in the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters ended March 31, 2025 and 2024 are set forth in the following table.

	2025	2024
Medicare	20%	20%
Managed Medicare	27	27
Medicaid	4	4
Managed Medicaid	11	12
Managed care and insurers	32	31
Uninsured	6	6
	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters ended March 31, 2025 and 2024 are set forth in the following table.

	2025	2024
Medicare	21%	21%
Managed Medicare	20	20
Medicaid	10	9
Managed Medicaid	5	6
Managed care and insurers	44	44
	100%	100%

At March 31, 2025, we had 102 hospitals in the states of Texas and Florida. During the quarter ended March 31, 2025, 59% of our admissions and 52% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended March 31, 2025.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some states make additional payments to providers through the Medicaid program that are separate from base payments. These payments may be in the form of payments, such as upper payment limit payments, that are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers. In addition, many states have implemented state directed payment arrangements to direct certain Medicaid managed care plan expenditures. These payments are generally authorized by CMS and subject to periodic extension or reapproval. Most states in which we receive payment have adopted statewide or local provider taxes to fund the non-federal share of Medicaid programs. These additional payments supplement Medicaid base rates that, when taken together, are insufficient to cover the cost of care provided to Medicaid beneficiaries combined with the state or local provider taxes levied.

We are aware these payment programs are currently being reviewed by certain government agencies, and some states requested modifications of their existing supplemental payment programs during the annual renewal process with CMS. It is possible these reviews and requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Because deliberations about these programs are ongoing, we are unable to estimate the financial impact the program structure modifications, if any, may have on our results of operations.

The health care industry is subject to changing political, regulatory and other influences, including health care reform efforts at the federal and state levels. For example, the enhanced premium tax credits for individuals eligible to purchase insurance coverage through federal and state-based health insurance marketplaces are scheduled to expire at the end of 2025, and further extension is uncertain. We are monitoring and engaged in advocacy efforts around potential health care policy changes and reform. See Item 1A, “Risk Factors” from our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters ended March 31, 2025 and 2024 (dollars in millions):

	2025		2024
	Amount	Ratio	Amount	Ratio
Revenues	$18,321	100.0	$17,339	100.0

Salaries and benefits	7,997	43.6	7,707	44.4
Supplies	2,764	15.1	2,671	15.4
Other operating expenses	3,845	21.0	3,606	20.9
Equity in (earnings) losses of affiliates	(18)	(0.1)	2	—
Depreciation and amortization	860	4.7	795	4.5
Interest expense	547	3.0	512	3.0
Gains on sales of facilities	(1)	—	(201)	(1.2)
	15,994	87.3	15,092	87.0
Income before income taxes	2,327	12.7	2,247	13.0
Provision for income taxes	502	2.7	445	2.6
Net income	1,825	10.0	1,802	10.4
Net income attributable to noncontrolling interests	215	1.2	211	1.2
Net income attributable to HCA Healthcare, Inc.	$1,610	8.8	$1,591	9.2
% changes from prior year:
Revenues	5.7%		11.2%
Income before income taxes	3.5		16.9
Net income attributable to HCA Healthcare, Inc.	1.2		16.7
Admissions(a)	2.8		6.8
Equivalent admissions(b)	3.1		7.1
Revenue per equivalent admission	2.5		3.9
Same facility % changes from prior year(c):
Revenues	5.7		8.8
Admissions(a)	2.6		6.2
Equivalent admissions(b)	2.8		5.2
Revenue per equivalent admission	2.9		3.5

___________

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2025 and 2024

Revenues increased to $18.321 billion in the first quarter of 2025 from $17.339 billion in the first quarter of 2024. Net income attributable to HCA Healthcare, Inc. totaled $1.610 billion, or $6.45 per diluted share, for the quarter ended March 31, 2025, compared to $1.591 billion, or $5.93 per diluted share, for the quarter ended March 31, 2024. First quarter results for 2024 include gains on sales of facilities of $201 million, or $0.57 per diluted share. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 249.440 million shares for the quarter ended March 31, 2025 and 268.016 million shares for the quarter ended March 31, 2024. During 2024 and the first quarter of 2025, we repurchased 17.798 million shares and 7.762 million shares, respectively, of our common stock.

Revenues increased 5.7% on both a consolidated and same facility basis for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.1% increase in equivalent admissions and a 2.5% increase in revenue per equivalent admission. The same facility revenues increase resulted from the combined impact of a 2.8% increase in same facility equivalent admissions and a 2.9% increase in same facility revenue per equivalent admission.

Salaries and benefits, as a percentage of revenues, were 43.6% in the first quarter of 2025 and 44.4% in the first quarter of 2024. Salaries and benefits per equivalent admission increased 0.6% in the first quarter of 2025 compared to the first quarter of 2024. Same facility salaries and benefits per full time equivalent increased 2.0% for the first quarter of 2025 compared to the first quarter of 2024.

Supplies, as a percentage of revenues, were 15.1% in the first quarter of 2025 and 15.4% in the first quarter of 2024. Supply costs per equivalent admission increased 0.4% in the first quarter of 2025 compared to the first quarter of 2024. Supply costs per equivalent admission increased 4.6% for medical devices and declined 3.9% for pharmacy supplies and 1.8% for general medical and surgical items in the first quarter of 2025 compared to the first quarter of 2024.

Other operating expenses, as a percentage of revenues, were 21.0% in the first quarter of 2025 and 20.9% in the first quarter of 2024. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future.

Equity in earnings of affiliates was $18 million and equity in losses of affiliates was $2 million in the first quarters of 2025 and 2024, respectively.

Depreciation and amortization increased $65 million, from $795 million in the first quarter of 2024 to $860 million in the first quarter of 2025. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $547 million in the first quarter of 2025 and $512 million in the first quarter of 2024. Our average debt balance was $43.746 billion for the first quarter of 2025 compared to $40.383 billion for the first quarter of 2024. The average effective interest rate for our long-term debt was 5.1% for each of the quarters ended March 31, 2025 and 2024.

During the first quarters of 2025 and 2024, we recorded gains on sales of facilities of $1 million and $201 million, respectively. The gain for 2024 was primarily related to the sale of a hospital facility in California.

The effective tax rate was 23.8% and 21.8% for the first quarters of 2025 and 2024, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The increase in the effective tax rate for the quarter ended March 31, 2025 is related primarily to a reduction in the amount of deductible share-based compensation for vested employee equity awards. Our provisions for income taxes for the first quarters of 2025 and 2024 included tax benefits of $24 million and $69 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests increased from $211 million for the first quarter of 2024 to $215 million for the first quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.651 billion in the first quarter of 2025 compared to $2.469 billion in the first quarter of 2024. The $818 million decline in cash provided by operating activities, in the first quarter of 2025 compared to the first quarter of 2024, related primarily to the net impact of negative changes in working capital items of $1.157 billion, partially offset by a $176 million increase in net income, excluding gains on sales of facilities. The combination of interest payments and net income tax payments in the first quarters of 2025 and 2024 totaled $549 million and $539 million, respectively. Working capital totaled $2.627 billion at March 31, 2025 and $1.237 billion at December 31, 2024. The increase in working capital is primarily related to the decline in long-term debt due within one year of $1.179 billion.

Cash used in investing activities was $1.032 billion in the first quarter of 2025 compared to $903 million in the first quarter of 2024. Excluding acquisitions, capital expenditures were $991 million in the first quarter of 2025 and $1.118 billion in the first quarter of 2024. Planned capital expenditures are expected to approximate between $5.0 billion and $5.2 billion in 2025. At March 31, 2025, there were projects under construction that had estimated additional costs to complete and equip over the next five years of approximately $5.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We expended $227 million and $96 million for acquisitions of hospitals and health care entities during the first quarters of 2025 and 2024, respectively. Cash flows from sales of hospitals and health care entities were $161 million and $310 million for the first quarter of 2025 and 2024, respectively.

Cash used in financing activities totaled $1.495 billion in the first quarter of 2025, compared to $1.216 billion in the first quarter of 2024. During the first quarter of 2025, net cash flows used in financing activities included a net increase of $1.558 billion in our indebtedness, payment of dividends of $180 million, repurchase of common stock of $2.506 billion and distributions to noncontrolling interests of $220 million. During the first quarter of 2024, net cash flows used in financing activities included a net increase of $537 million in our indebtedness, payment of dividends of $185 million, repurchase of common stock of $1.180 billion and distributions to noncontrolling interests of $152 million.

During February 2025, we repaid all $2.600 billion aggregate principal amount of 5.375% senior notes due 2025 at maturity. We entered into a new credit agreement that provides for $8.000 billion of senior unsecured revolving credit commitments with a term of five years (“senior unsecured credit facility”). Currently, borrowings under the senior unsecured credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.250% (plus a 0.10% credit spread adjustment). We concurrently borrowed funds from the senior unsecured credit facility and repaid outstanding borrowings under our $4.5 billion senior secured asset-based revolving credit facility and our senior secured term loan facility of $1.238 billion. We terminated these senior secured credit facilities along with our $3.5 billion senior secured revolving cash flow credit facility.

During February 2025, we also issued $5.250 billion aggregate principal amount of senior notes comprised of (i) $700 million aggregate principal amount of 5.000% senior notes due 2028, (ii) $300 million aggregate principal amount of floating rate senior notes due 2028, (iii) $750 million aggregate principal amount of 5.250% senior notes due 2030, (iv) $750 million aggregate principal amount of 5.500% senior notes due 2032, (v) $1.500 billion aggregate principal amount of 5.750% senior notes due 2035 and (vi) $1.250 billion aggregate principal amount of 6.200% senior notes due 2055. We used the net proceeds to repay borrowings under the senior unsecured credit facility and for general corporate purposes.

We have significant debt service requirements. Our debt totaled $44.576 billion at March 31, 2025. Our interest expense was $547 million for the first quarter of 2025 and $512 million for the first quarter of 2024.

In addition to cash flows from operations, available sources of capital include amounts available under our senior unsecured credit facility ($7.766 billion and $6.366 billion available as of March 31, 2025 and April 28, 2025, respectively) and anticipated access to public and private debt markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $657 million at both March 31, 2025 and December 31, 2024. An insurance subsidiary maintained net reserves for professional liability risks of $70 million and $127 million at March 31, 2025 and December 31, 2024, respectively. Our facilities are insured by our insurance subsidiary for losses up to $110 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, an insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.944 billion and $1.924 billion at March 31, 2025 and December 31, 2024, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $554 million. We estimate that approximately $520 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for the foreseeable future.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $657 million at March 31, 2025. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At March 31, 2025, we had net unrealized losses of $21 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $520 million of long-term debt at March 31, 2025 was subject to variable rates of interest, while the remaining balance of long-term debt of $44.056 billion at March 31, 2025 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior unsecured credit facility, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior unsecured credit facility and the floating rate senior notes due 2028. The average effective interest rate for our long-term debt was 5.1% for each of the quarters ended March 31, 2025 and 2024, respectively.

The estimated fair value of our total long-term debt was $42.876 billion at March 31, 2025. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $5 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

At March 31, 2025, the Internal Revenue Service (“IRS”) was examining the Company’s 2022 and 2023 income tax returns and the 2019 income tax returns of certain affiliates. We are subject to examination by the IRS for tax years after 2020, as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2025	2024
Number of hospitals in operation at:
March 31	192	188
June 30		188
September 30		187
December 31		190
Number of freestanding outpatient surgical centers in operation at:
March 31	125	121
June 30		123
September 30		125
December 31		124
Licensed hospital beds at(a):
March 31	50,571	49,724
June 30		49,844
September 30		49,890
December 31		49,985
Weighted average beds in service(b):
Quarter:
First	42,862	42,564
Second		42,624
Third		42,640
Fourth		42,705
Year		42,633
Average daily census(c):
Quarter:
First	31,518	30,567
Second		29,259
Third		29,247
Fourth		29,258
Year		29,581
Admissions(d):
Quarter:
First	576,361	560,869
Second		554,456
Third		562,100
Fourth		559,170
Year		2,236,595
Equivalent admissions(e):
Quarter:
First	1,012,090	981,521
Second		994,835
Third		1,006,106
Fourth		1,007,623
Year		3,990,085
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second		4.8
Third		4.8
Fourth		4.8
Year		4.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2025	2024
Emergency room visits(g):
Quarter:
First	2,518,716	2,428,914
Second		2,414,960
Third		2,446,962
Fourth		2,498,429
Year		9,789,265
Outpatient surgeries(h):
Quarter:
First	246,620	252,835
Second		258,967
Third		249,364
Fourth		263,832
Year		1,024,998
Inpatient surgeries(i):
Quarter:
First	133,759	133,398
Second		135,860
Third		135,803
Fourth		135,643
Year		540,704
Days revenues in accounts receivable(j):
Quarter:
First	54	53
Second		53
Third		52
Fourth		54
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	37%
Second		38%
Third		38%
Fourth		38%
Year		38%

__________

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of March 31, 2025.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024, except as set forth below.

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

As of March 31, 2025, our total indebtedness was $44.576 billion. As of March 31, 2025, we had availability of $7.766 billion under our senior unsecured credit facility (after giving effect to all issued and outstanding letters of credit). Our indebtedness could have important consequences, including:

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

We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our senior unsecured credit facility and the indentures governing our outstanding notes. If new indebtedness is added to our current debt levels, interest rates and the related risks that we now face could intensify.

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

We may find it necessary or prudent to refinance our outstanding indebtedness, the terms of which refinancing may not be favorable to us. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the then current global economic and financial conditions which affect the availability of debt financing and the rates at which such financing is available. In addition, our ability to incur secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

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

Our senior unsecured credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and/or certain of our subsidiaries’ ability to, among other things:

•
incur additional indebtedness or issue certain preferred shares;
•
create liens;
•
engage in certain sale and lease-back transactions; and
•
consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Under our senior unsecured credit facility, we are required to satisfy and maintain a specified financial ratio. Our ability to maintain this financial ratio may be affected by global economic and financial conditions or other events beyond our control, and there can be no assurance we will continue to maintain this ratio. A breach of this or any other covenant could result in a default under our senior unsecured credit facility. Upon the occurrence of an event of default under our senior unsecured credit facility, the lenders thereunder could elect to declare all amounts outstanding under our senior unsecured credit facility to be immediately due and payable and terminate all commitments to extend further credit, which would also result in an event of default under a significant portion of our other outstanding indebtedness. If any of the lenders under our senior unsecured credit facility accelerate the repayment of borrowings, there can be no assurance there will be sufficient assets to repay our senior unsecured credit facility and our other indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2025 and January 2024, our Board of Directors authorized share repurchase programs for up to $10 billion and $6 billion, respectively, of our outstanding common stock. During the quarter ended March 31, 2025, we repurchased 7,761,597 shares of our common stock at an average price of $322.84 per share through market purchases pursuant to the January 2024 authorization (which was completed during the first quarter of 2025) and the January 2025 authorization. At March 31, 2025, we had $8.259 billion of repurchase authorization available under the January 2025 authorization.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2025 through March 31, 2025 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2025 - January 31, 2025	1,901,781	$316.08	1,901,781	$10.163
February 1, 2025 - February 28, 2025	2,992,516	$323.80	2,992,516	$9.914
March 1, 2025 - March 31, 2025	2,867,300	$326.32	2,867,300	$8.259
Total for first quarter 2025	7,761,597	$322.84	7,761,597

On April 24, 2025, our Board of Directors declared a quarterly dividend of $0.72 per share on our common stock payable on June 30, 2025 to stockholders of record at the close of business on June 16, 2025. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 44, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.2	—

Supplemental Indenture No. 45, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.3	—

Supplemental Indenture No. 46, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.4	—

Supplemental Indenture No. 47, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.5	—

Supplemental Indenture No. 48, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.6	—

Supplemental Indenture No. 49, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.7	—	Form of 5.000% Senior Notes due 2028 (included in Exhibit 4.1)

4.8	—	Form of Floating Rate Senior Notes due 2028 (included in Exhibit 4.2)

4.9	—	Form of 5.250% Senior Notes due 2030 (included in Exhibit 4.3)

4.10	—	Form of 5.500% Senior Notes due 2032 (included in Exhibit 4.4)

4.11	—	Form of 5.750% Senior Notes due 2035 (included in Exhibit 4.5)

4.12	—	Form of 6.200% Senior Notes due 2055 (included in Exhibit 4.6)

10.1	—

Credit Agreement dated as of February 20, 2025, by and among HCA Inc., as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2025, and incorporated herein by reference).

10.2	—

HCA Healthcare, Inc. 2025 Executive Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2025, and incorporated herein by reference).*

22	—	List of Subsidiary Guarantors and Pledged Securities.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 1, 2025, formatted in Inline Extensible Business Reporting

Language: (i) the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, (ii) the condensed consolidated income statements for the quarters ended March 31, 2025 and 2024, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2025 and 2024, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters ended March 31, 2025 and 2024, (v) the condensed consolidated statements of cash flows for the quarters ended March 31, 2025 and 2024 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

__________

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ Michael A. Marks
Michael A. Marks
Executive Vice President and Chief Financial Officer

Date: May 1, 2025