Form 10-Q
period 2025-06-30
HCA Healthcare, Inc.
filed 2025-08-04
CIK 860730

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2025
Voting common stock, $.01 par value	233,993,500 shares

HCA HEALTHCARE, INC.

Form 10-Q

June 30, 2025

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2025	2024	2025	2024
Revenues	$18,605	$17,492	$36,926	$34,831

Salaries and benefits	8,138	7,685	16,135	15,392
Supplies	2,844	2,634	5,608	5,305
Other operating expenses	3,793	3,623	7,638	7,229
Equity in (earnings) losses of affiliates	(19)	—	(37)	2
Depreciation and amortization	863	819	1,723	1,614
Interest expense	568	506	1,115	1,018
Losses (gains) on sales of facilities	3	(12)	2	(213)
	16,190	15,255	32,184	30,347
Income before income taxes	2,415	2,237	4,742	4,484
Provision for income taxes	524	550	1,026	995
Net income	1,891	1,687	3,716	3,489
Net income attributable to noncontrolling interests	238	226	453	437
Net income attributable to HCA Healthcare, Inc.	$1,653	$1,461	$3,263	$3,052
Per share data:
Basic earnings	$6.91	$5.60	$13.43	$11.61
Diluted earnings	$6.83	$5.53	$13.28	$11.47
Shares used in earnings per share calculations (in millions):
Basic	239.173	261.156	243.033	262.795
Diluted	241.911	264.071	245.654	266.044

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2025	2024	2025	2024
Net income	$1,891	$1,687	$3,716	$3,489
Other comprehensive income (loss) before taxes:
Foreign currency translation	55	1	85	(7)
Unrealized gains (losses) on available-for-sale securities	3	(1)	9	(3)
Other comprehensive income (loss) before taxes	58	—	94	(10)
Income taxes (benefits) related to other comprehensive income items	10	—	16	(2)
Other comprehensive income (loss)	48	—	78	(8)
Comprehensive income	1,939	1,687	3,794	3,481
Comprehensive income attributable to noncontrolling interests	238	226	453	437
Comprehensive income attributable to HCA Healthcare, Inc.	$1,701	$1,461	$3,341	$3,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$939	$1,933
Accounts receivable	10,459	10,751
Inventories	1,792	1,738
Other	2,373	1,992
	15,563	16,414

Property and equipment, at cost	64,388	62,514
Accumulated depreciation	(34,265)	(33,100)
	30,123	29,414

Investments of insurance subsidiaries	531	569
Investments in and advances to affiliates	654	662
Goodwill and other intangible assets	10,273	10,093
Right-of-use operating lease assets	2,156	2,131
Other	236	230
	$59,536	$59,513
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,250	$4,276
Accrued salaries	2,072	2,304
Other accrued expenses	4,513	3,899
Short-term borrowings and long-term debt due within one year	5,104	4,698
	15,939	15,177

Long-term debt, less debt issuance costs and discounts of $429 and $369	39,379	38,333
Professional liability risks	1,506	1,544
Right-of-use operating lease obligations	1,881	1,863
Income taxes and other liabilities	2,069	2,041

Stockholders’ (deficit) equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 236,143,900 shares — 2025 and 249,981,400 shares — 2024	2	3
Accumulated other comprehensive loss	(309)	(387)
Retained deficit	(4,087)	(2,115)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(4,394)	(2,499)
Noncontrolling interests	3,156	3,054
	(1,238)	555
	$59,536	$59,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2023	265.537	$3	$—	$(425)	$(1,352)	$2,834	$1,060
Comprehensive income (loss)				(8)	1,591	211	1,794
Repurchase of common stock	(3.894)				(1,187)		(1,187)
Share-based benefit plans	1.573				(68)		(68)
Cash dividends declared ($0.66 per share)					(176)		(176)
Distributions						(152)	(152)
Other					7	(8)	(1)
Balances, March 31, 2024	263.216	3	—	(433)	(1,185)	2,885	1,270
Comprehensive income				—	1,461	226	1,687
Repurchase of common stock	(4.217)		(68)		(1,312)		(1,380)
Share-based benefit plans	0.239		68		68		136
Cash dividends declared ($0.66 per share)					(174)		(174)
Distributions						(186)	(186)
Other					(28)	14	(14)
Balances, June 30, 2024	259.238	3	—	(433)	(1,170)	2,939	1,339
Comprehensive income				55	1,270	212	1,537
Repurchase of common stock	(4.948)		(88)		(1,724)		(1,812)
Share-based benefit plans	0.228		88				88
Cash dividends declared ($0.66 per share)					(170)		(170)
Distributions						(192)	(192)
Other					(13)	9	(4)
Balances, September 30, 2024	254.518	3	—	(378)	(1,807)	2,968	786
Comprehensive income (loss)				(9)	1,438	248	1,677
Repurchase of common stock	(4.739)		(105)		(1,580)		(1,685)
Share-based benefit plans	0.202		105				105
Cash dividends declared ($0.66 per share)					(168)		(168)
Distributions						(181)	(181)
Other					2	19	21
Balances, December 31, 2024	249.981	3	—	(387)	(2,115)	3,054	555
Comprehensive income				30	1,610	215	1,855
Repurchase of common stock	(7.762)	(1)	(57)		(2,470)		(2,528)
Share-based benefit plans	0.736		57				57
Cash dividends declared ($0.72 per share)					(178)		(178)
Distributions						(220)	(220)
Other					(11)	32	21
Balances, March 31, 2025	242.955	2	—	(357)	(3,164)	3,081	(438)
Comprehensive income				48	1,653	238	1,939
Repurchase of common stock	(7.031)		(126)		(2,404)		(2,530)
Share-based benefit plans	0.220		126				126
Cash dividends declared ($0.72 per share)					(173)		(173)
Distributions						(174)	(174)
Other					1	11	12
Balances, June 30, 2025	236.144	$2	$—	$(309)	$(4,087)	$3,156	$(1,238)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Unaudited

(Dollars in millions)

	2025	2024
Cash flows from operating activities:
Net income	$3,716	$3,489
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	320	(285)
Inventories and other assets	(427)	(68)
Accounts payable and accrued expenses	(676)	(459)
Depreciation and amortization	1,723	1,614
Income taxes	880	(4)
Losses (gains) on sales of facilities	2	(213)
Amortization of debt issuance costs and discounts	25	17
Share-based compensation	197	199
Other	101	150
Net cash provided by operating activities	5,861	4,440
Cash flows from investing activities:
Purchase of property and equipment	(2,167)	(2,399)
Acquisition of hospitals and health care entities	(326)	(131)
Sales of hospitals and health care entities	167	311
Change in investments	41	(14)
Other	2	(2)
Net cash used in investing activities	(2,283)	(2,235)
Cash flows from financing activities:
Issuance of long-term debt	5,233	4,483
Net change in short-term borrowings and revolving credit facilities	1,768	(1,030)
Repayment of long-term debt	(5,660)	(2,269)
Distributions to noncontrolling interests	(394)	(338)
Payment of debt issuance costs	(57)	(40)
Payment of dividends	(351)	(356)
Repurchase of common stock	(5,011)	(2,547)
Other	(112)	(212)
Net cash used in financing activities	(4,584)	(2,309)
Effect of exchange rate changes on cash and cash equivalents	12	—
Change in cash and cash equivalents	(994)	(104)
Cash and cash equivalents at beginning of period	1,933	935
Cash and cash equivalents at end of period	$939	$831
Interest payments	$1,074	$943
Income tax payments, net	$146	$999

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2025, these affiliates owned and operated 191 hospitals, 124 freestanding surgery centers, 29 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $130 million and $100 million for the quarters ended June 30, 2025 and 2024, respectively, and $256 million and $190 million for the six months ended June 30, 2025 and 2024, respectively. Operating results for the quarter and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2025 and 2024 are summarized in the following table (dollars in millions):

	Quarter
	2025	Ratio	2024	Ratio
Medicare	$2,803	15.1%	$2,621	15.0%
Managed Medicare	3,352	18.0	2,913	16.7
Medicaid	1,440	7.7	1,166	6.7
Managed Medicaid	899	4.8	1,033	5.9
Managed care and insurers	9,124	49.1	8,549	48.7
International (managed care and insurers)	461	2.5	416	2.4
Other	526	2.8	794	4.6
Revenues	$18,605	100.0%	$17,492	100.0%

	Six Months
	2025	Ratio	2024	Ratio
Medicare	$5,698	15.4%	$5,459	15.7%
Managed Medicare	6,651	18.0	5,939	17.0
Medicaid	2,630	7.1	2,189	6.3
Managed Medicaid	1,778	4.8	2,011	5.8
Managed care and insurers	18,165	49.2	17,094	49.0
International (managed care and insurers)	906	2.5	828	2.4
Other	1,098	3.0	1,311	3.8
Revenues	$36,926	100.0%	$34,831	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2025 and 2024 follows (dollars in millions):

	Quarter		Six Months
	2025	2024	2025	2024
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$15,638	$14,761	$31,104	$29,540
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	9.7%	10.1%	9.6%	10.1%
Total uncompensated care	$11,625	$10,611	$22,618	$20,613
Multiply by the cost-to-charges ratio	9.7%	10.1%	9.6%	10.1%
Estimated cost of total uncompensated care	$1,116	$1,072	$2,171	$2,082

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The total uncompensated care amounts include charity care of $4.112 billion for each of the quarters ended June 30, 2025 and 2024, and the related estimated costs of charity care were $395 million and $415 million, respectively, for the quarters ended June 30, 2025 and 2024. The total uncompensated care amounts include charity care of $7.756 billion and $8.090 billion, respectively, and the related estimated costs of charity care were $745 million and $817 million, respectively, for the six months ended June 30, 2025 and 2024.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2025, we paid $190 million to acquire two hospital facilities in New Hampshire and Florida and $136 million to acquire nonhospital health care entities. During the six months ended June 30, 2024, we paid $50 million to acquire two hospital facilities in Texas and $81 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the six months ended June 30, 2025, we received proceeds of $156 million related to the sale of a hospital facility in California and $11 million related to sales of real estate and other health care entity investments. We recognized pretax losses of $2 million for these transactions. During the six months ended June 30, 2024, we received proceeds of $297 million for the sale of a hospital facility in California and $14 million related to sales of real estate and other health care entity investments. We recognized pretax gains of $213 million for these transactions.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended June 30, 2025 and 2024 were $524 million and $550 million, respectively, and the effective tax rates were 24.1% and 27.4%, respectively. The decline in the effective tax rate for the quarter ended June 30, 2025 is related primarily to adjustments to our liability for unrecognized tax benefits recorded in the second quarter of 2024. Our provisions for income taxes for the six months ended June 30, 2025 and 2024 were $1.026 billion and $995 million, respectively, and the effective tax rates were 23.9% and 24.6%, respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $33 million and $79 million for the six months ended June 30, 2025 and 2024, respectively.

Our gross unrecognized tax benefits were $515 million, excluding accrued interest and penalties of $136 million, as of June 30, 2025 ($504 million and $115 million, respectively, as of December 31, 2024). Unrecognized tax benefits of $326 million ($295 million as of December 31, 2024) would affect the effective rate, if recognized.

At June 30, 2025, the Internal Revenue Service (“IRS”) was examining the Company’s 2022 and 2023 income tax returns and the 2019 income tax returns of certain affiliates. We are subject to examination by the IRS for tax years after 2020, as well as by state and foreign taxing authorities. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2025 and 2024 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2025	2024	2025	2024
Net income attributable to HCA Healthcare, Inc.	$1,653	$1,461	$3,263	$3,052

Weighted average common shares outstanding	239.173	261.156	243.033	262.795
Effect of dilutive incremental shares	2.738	2.915	2.621	3.249
Shares used for diluted earnings per share	241.911	264.071	245.654	266.044
Earnings per share:
Basic earnings	$6.91	$5.60	$13.43	$11.61
Diluted earnings	$6.83	$5.53	$13.28	$11.47

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2025 and December 31, 2024 follows (dollars in millions):

	June 30, 2025
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$349	$1	$(19)	$331
Money market funds and other	301	—	—	301
	$650	$1	$(19)	632
Amounts classified as current assets				(101)
Investment carrying value				$531

	December 31, 2024
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$388	$—	$(27)	$361
Money market funds and other	296	—	—	296
	$684	$—	$(27)	657
Amounts classified as current assets				(88)
Investment carrying value				$569

At June 30, 2025 and December 31, 2024, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income or loss.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at June 30, 2025 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$13	$13
Due after one year through five years	148	144
Due after five years through ten years	128	117
Due after ten years	60	57
	$349	$331

The average expected maturity of the investments in debt securities at June 30, 2025 was 4.2 years, compared to the average scheduled maturity of 8.3 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2025
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$331	$1	$330	$—
Money market funds and other	301	301	—	—
Investments of insurance subsidiaries	632	302	330	—
Less amounts classified as current assets	(101)	(101)	—	—
	$531	$201	$330	$—

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

The estimated fair value of our long-term debt was $43.201 billion and $40.845 billion at June 30, 2025 and December 31, 2024, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $44.912 billion and $43.400 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 7 — DEBT

A summary of our debt at June 30, 2025 and December 31, 2024, including related interest rates at June 30, 2025, follows (dollars in millions):

	June 30, 2025	December 31, 2024
Short-term borrowings:
Commercial paper (average life of 31 days, weighted average rate of 5.0%)	$1,778	$—
Long-term debt:
Senior secured term loan facility	—	1,238
Other senior secured debt (effective interest rate of 4.5%)	1,059	1,046
Senior unsecured credit facilities	—	—
Senior unsecured notes payable through 2095 (effective interest rate of 5.1%)	42,075	41,116
Debt issuance costs and discounts	(429)	(369)
Total long-term debt (average life of 11.9 years, rates averaging 5.1%)	42,705	43,031
Total debt	44,483	43,031
Less amounts due within one year	5,104	4,698
	$39,379	$38,333

During February 2025, we repaid all $2.600 billion aggregate principal amount of 5.375% senior notes due 2025 at maturity. We entered into a new credit agreement that provides for $8.000 billion of senior unsecured revolving credit commitments with a term of five years (“senior unsecured credit facility”). Currently, borrowings under the senior unsecured credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.250% (plus a 0.10% credit spread adjustment). We concurrently borrowed funds from the senior unsecured credit facility and repaid outstanding borrowings under our $4.500 billion senior secured asset-based revolving credit facility and our senior secured term loan facility of $1.238 billion. We terminated these senior secured credit facilities along with our $3.500 billion senior secured revolving cash flow credit facility.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — DEBT (continued)

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

During April 2025 and June 2025, we repaid at maturity, utilizing our senior unsecured credit facility, all $1.400 billion aggregate principal amount of 5.25% senior notes and $291 million aggregate principal amount of 7.69% senior notes, respectively.

During June 2025, we established a commercial paper program under which we may issue unsecured commercial paper notes from time to time up to a maximum aggregate face or principal amount of $4.000 billion outstanding at any time. Amounts available under the program may be borrowed, repaid and reborrowed from time to time. The maturities of the commercial paper notes borrowings may vary, but will not exceed 397 days from the date of issue, and the proceeds from the program will be used for general corporate purposes. In connection with the commercial paper program, we intend to maintain a minimum available borrowing capacity under our $8.000 billion senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program. At June 30, 2025, we had $1.778 billion of commercial paper outstanding, and there were no borrowings outstanding under our senior unsecured credit facility.

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

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2025 and 2024, our Board of Directors authorized share repurchase programs for up to $10 billion and $6 billion, respectively, of our outstanding common stock. During the six months ended June 30, 2025, we repurchased 14.793 million shares of our common stock at an average price of $338.77 per share through market purchases pursuant to the January 2024 authorization (which was completed during the first quarter of 2025) and the January 2025 authorization. At June 30, 2025, we had $5.753 billion of repurchase authorization available under the January 2025 authorization.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2024	$(21)	$(353)	$(13)	$(387)
Unrealized gains on available-for-sale securities, net of $2 of income taxes	7			7
Foreign currency translation adjustments, net of $14 of income taxes		71		71
Balances at June 30, 2025	$(14)	$(282)	$(13)	$(309)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, Atlantic and American Groups. At June 30, 2025, the National Group included 54 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia, the Atlantic Group included 63 hospitals located in Florida, Georgia, Northern Kansas, Missouri and South Carolina, and the American Group included 66 hospitals located in Colorado, Central Kansas, Louisiana and Texas. The eight hospitals we operate in England are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, salaries and benefits, supplies, other operating expenses, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization and assets that are provided to the Chief Operating Decision Maker, which is the Chief Executive Officer, are summarized in the following tables (dollars in millions) and represent the operating segments for the quarters and six months ended June 30, 2025 and 2024 and assets at June 30, 2025 and December 31, 2024:

	Quarter			Six Months
	2025
	National Group	Atlantic Group	American Group	National Group	Atlantic Group	American Group
Revenues	$5,200	$6,122	$6,493	$10,265	$12,289	$12,824

Salaries and benefits	1,919	2,246	2,216	3,878	4,462	4,412
Supplies	755	935	1,067	1,496	1,849	2,087
Other operating expenses	1,255	1,590	1,649	2,488	3,166	3,360
Equity in earnings of affiliates	—	(1)	(17)	—	(2)	(31)
	3,929	4,770	4,915	7,862	9,475	9,828
Adjusted segment EBITDA	$1,271	$1,352	$1,578	$2,403	$2,814	$2,996

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter			Six Months
	2024
	National Group	Atlantic Group	American Group	National Group	Atlantic Group	American Group
Revenues	$4,856	$5,881	$6,043	$9,691	$11,691	$12,027

Salaries and benefits	1,869	2,149	2,110	3,759	4,310	4,229
Supplies	693	884	978	1,398	1,793	1,958
Other operating expenses	1,204	1,544	1,560	2,398	3,026	3,140
Equity in losses (earnings) of affiliates	3	(1)	(18)	2	(2)	(31)
	3,769	4,576	4,630	7,557	9,127	9,296
Adjusted segment EBITDA	$1,087	$1,305	$1,413	$2,134	$2,564	$2,731

	Quarter		Six Months
	2025	2024	2025	2024
Adjusted segment EBITDA:
National Group	$1,271	$1,087	$2,403	$2,134
Atlantic Group	1,352	1,305	2,814	2,564
American Group	1,578	1,413	2,996	2,731
	4,201	3,805	8,213	7,429
Adjustments to reconcile Total Adjusted segment EBITDA to consolidated Income before income taxes:
Corporate and Other	352	255	631	526
Depreciation and amortization	863	819	1,723	1,614
Interest expense	568	506	1,115	1,018
Losses (gains) on sales of facilities	3	(12)	2	(213)
Income before income taxes	$2,415	$2,237	$4,742	$4,484

	Quarter		Six Months
	2025	2024	2025	2024
Revenues:
National Group	$5,200	$4,856	$10,265	$9,691
Atlantic Group	6,122	5,881	12,289	11,691
American Group	6,493	6,043	12,824	12,027
Corporate and other	790	712	1,548	1,422
	$18,605	$17,492	$36,926	$34,831
Depreciation and amortization:
National Group	$223	$211	$449	$423
Atlantic Group	275	261	549	519
American Group	277	267	556	522
Corporate and other	88	80	169	150
	$863	$819	$1,723	$1,614

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2025	December 31, 2024
Assets:
National Group	$13,139	$12,855
Atlantic Group	17,365	17,168
American Group	20,900	20,714
Corporate and other	8,132	8,776
	$59,536	$59,513

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures that contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic or business conditions nationally and regionally in our markets, including inflation, and the impact of trade policies, including changes in, or the imposition of, tariffs and/or trade barriers; changes in revenues resulting from declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, pharmaceuticals, supply chain or other expenditures; workforce disruptions; supply and pharmaceutical shortages and disruptions (including as a result of tariffs or geopolitical disruptions); and the impact of potential federal government shutdowns, holds on or cancellations of congressionally authorized spending and interruptions in the distribution of governmental funds, (2) the impact of current and future health care public policy developments and the implementation of new, and possible changes to existing, federal, state or local laws and regulations affecting the health care industry, including the expiration of enhanced premium tax credits (“EPTCs”) for individuals eligible to purchase insurance coverage through federal and state-based health insurance marketplaces, changes in the structure and administration of, and funding for, federal and state agencies and programs, and effects of the One Big Beautiful Bill Act (the “OBBBA”), (3) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and those that may be required under the Pay-As-You-Go Act of 2010 as a result of the federal budget deficit impact of the OBBBA, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) the ability to achieve operating and financial targets, develop and execute resiliency plans to offset to the extent possible impacts from the OBBBA, the scheduled expiration of EPTCs and tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services, (6) possible reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs and state directed payment (“SDP”) arrangements, any of which may negatively impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (23) the impact of natural disasters, such as hurricanes and floods, including Hurricanes Milton and Helene, physical risks from changing global weather patterns or similar events beyond our control on our assets and activities and the communities we serve, (24) changes in U.S. federal, state, or foreign tax laws, interpretations of tax laws by taxing authorities, other standard setting bodies or judicial decisions, (25) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience and (26) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2024 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2025 Operations Summary

Revenues increased to $18.605 billion in the second quarter of 2025 from $17.492 billion in the second quarter of 2024. Net income attributable to HCA Healthcare, Inc. totaled $1.653 billion, or $6.83 per diluted share, for the quarter ended June 30, 2025, compared to $1.461 billion, or $5.53 per diluted share, for the quarter ended June 30, 2024. Second quarter results for 2025 and 2024 include losses on sales of facilities of $3 million, or $0.01 per diluted share, and gains on sales of facilities of $12 million, or $0.03 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 241.911 million shares for the quarter ended June 30, 2025 and 264.071 million shares for the quarter ended June 30, 2024. During 2024 and the first six months of 2025, we repurchased 17.798 million shares and 14.793 million shares, respectively, of our common stock.

Revenues increased 6.4% on a consolidated basis and 5.8% on a same facility basis for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.9% increase in revenue per equivalent admission and a 2.3% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 4.0% increase in same facility revenue per equivalent admission and a 1.7% increase in same facility equivalent admissions.

During the quarter ended June 30, 2025, consolidated admissions increased 2.1% and same facility admissions increased 1.8% compared to the quarter ended June 30, 2024. Inpatient surgical volumes increased 0.2% on a consolidated basis and declined 0.3% on a same facility basis during the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. Outpatient surgical volumes declined 0.2% on a consolidated basis and 0.6% on a same facility basis during the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. Emergency department visits increased 1.0% on a consolidated basis and 1.3% on a same facility basis during the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. Consolidated and same facility uninsured admissions increased 1.1% and 0.4%, respectively, for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024.

Cash flows from operating activities increased $2.239 billion, from $1.971 billion for the second quarter of 2024 to $4.210 billion for the second quarter of 2025. The increase in cash provided by operating activities was primarily related to a $216 million increase in net income, excluding the non-cash impact of losses and gains on sales of facilities, favorable working capital changes of $1.186 billion, including increased collections on accounts receivable, as well as a decline in income taxes paid of $862 million related to an IRS deferral of quarterly estimated income tax payments for Tennessee-based taxpayers until the fourth quarter of 2025.

Recent Developments

The OBBBA is the federal budget reconciliation bill enacted into law on July 4, 2025. The OBBBA includes significant health care policy changes that are expected to decrease access to health insurance and result in reductions to federal health care spending, particularly within the Medicaid program. The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under 65 in the Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions, and requires eligibility redeterminations at least every six months for the Medicaid expansion state population, with state compliance required by December 31, 2026. In addition, the law makes significant changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs. The OBBBA prohibits states from establishing new provider taxes or increasing rates of existing provider taxes for state fiscal years beginning after October 1, 2026, while also limiting the structure and applicability of such taxes, with greater restrictions in states that have expanded Medicaid. For example, beginning in federal fiscal year 2028, the OBBBA reduces this 6% tax limit by 0.5% annually in states that have expanded Medicaid under the Affordable Care Act, until the safe harbor limit in those states reaches 3.5% in federal fiscal year 2032, subject to certain exceptions. The law also directs the Department of Health and Human Services to revise regulations governing SDP arrangements, which many states have implemented to direct certain Medicaid managed care expenditures. These regulations must cap total payment rates paid by Medicaid managed care organizations for specified services, including hospital services, by tying caps to Medicare payment rates instead of average commercial rates and imposing lower caps in Medicaid expansion states. The revised regulations will apply to SDPs made for services furnished in the rating periods beginning on or after July 4, 2025. However, the OBBBA grandfathers certain SDP arrangements, including those for which an application form was submitted to the Centers for Medicare & Medicaid Services (“CMS”) prior to July 4, 2025, for the rating period occurring within 180 days of July 4, 2025, and those that received approval or made a good faith effort to receive approval from CMS prior to May 1, 2025. Beginning January 1, 2028, grandfathered payments will be reduced by 10 percentage points annually until they reach the allowable payment limits. The law also contains provisions requiring pre-enrollment verification of Medicaid eligibility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments (continued)

The OBBBA also makes changes that are expected to impact insurance coverage obtained through federal and state-based health insurance marketplaces (“Exchanges”) by effectively ending automatic renewals of enrollment by requiring pre-enrollment verification and annual re-verification of tax credit eligibility, among other measures. In addition, CMS issued in June 2025 a final rule that standardizes and shortens the open enrollment period for individual market coverage both on and off the Exchanges, imposes limitations on eligibility for enrollment through the Exchanges and for EPTCs, and requires stricter income verification measures, among other changes. This rule is currently the subject of legal challenges. The provisions directly impacting Exchanges under the OBBBA and the final rule take effect at various times over the next three years.

We are monitoring and engaged in advocacy efforts around these and other health care policy changes and reform initiatives. In addition, we are working to develop and implement resiliency plans designed to enhance efficiency and reduce costs in response to the potential impact of these developments, as well as the scheduled expiration of EPTCs for individuals eligible to purchase coverage through federal and state health insurance marketplaces and potential impacts of changes to U.S. trade policy and tariff levels. However, our ability to develop and implement such plans and to offset to the extent possible impacts from these matters is subject to known and unknown risks and uncertainties. See Item 1A, “Risk Factors” from our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

The OBBBA also included a number of tax provisions, including permanently reinstating the 100% bonus depreciation provisions of the Tax Cuts and Jobs Act of 2017 that allow businesses to immediately deduct the full cost of qualifying property placed into service on or after January 20, 2025.

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

Revenues increased 6.4% from $17.492 billion in the second quarter of 2024 to $18.605 billion in the second quarter of 2025. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2025 and 2024 are summarized in the following table (dollars in millions):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Quarter
	2025	Ratio	2024	Ratio
Medicare	$2,803	15.1%	$2,621	15.0%
Managed Medicare	3,352	18.0	2,913	16.7
Medicaid	1,440	7.7	1,166	6.7
Managed Medicaid	899	4.8	1,033	5.9
Managed care and insurers	9,124	49.1	8,549	48.7
International (managed care and insurers)	461	2.5	416	2.4
Other	526	2.8	794	4.6
Revenues	$18,605	100.0%	$17,492	100.0%

	Six Months
	2025	Ratio	2024	Ratio
Medicare	$5,698	15.4%	$5,459	15.7%
Managed Medicare	6,651	18.0	5,939	17.0
Medicaid	2,630	7.1	2,189	6.3
Managed Medicaid	1,778	4.8	2,011	5.8
Managed care and insurers	18,165	49.2	17,094	49.0
International (managed care and insurers)	906	2.5	828	2.4
Other	1,098	3.0	1,311	3.8
Revenues	$36,926	100.0%	$34,831	100.0%

Consolidated and same facility revenue per equivalent admission increased 3.9% and 4.0%, respectively, in the second quarter of 2025, compared to the second quarter of 2024. Consolidated and same facility equivalent admissions increased 2.3% and 1.7%, respectively, in the second quarter of 2025, compared to the second quarter of 2024. Consolidated and same facility outpatient surgeries declined 0.2% and 0.6%, respectively, in the second quarter of 2025, compared to the second quarter of 2024. Consolidated and same facility inpatient surgeries increased 0.2% and declined 0.3%, respectively, in the second quarter of 2025, compared to the second quarter of 2024. Consolidated and same facility emergency department visits increased 1.0% and 1.3%, respectively, in the second quarter of 2025, compared to the second quarter of 2024.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and six months ended June 30, 2025 and 2024 follows (dollars in millions):

	Quarter		Six Months
	2025	2024	2025	2024
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$15,638	$14,761	$31,104	$29,540
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	9.7%	10.1%	9.6%	10.1%
Total uncompensated care	$11,625	$10,611	$22,618	$20,613
Multiply by the cost-to-charges ratio	9.7%	10.1%	9.6%	10.1%
Estimated cost of total uncompensated care	$1,116	$1,072	$2,171	$2,082

Same facility uninsured admissions increased 0.4% in the second quarter of 2025 compared to the second quarter of 2024. Same facility uninsured admissions declined 0.7% in the first quarter of 2025 compared to the first quarter of 2024. Same facility uninsured admissions in 2024, compared to 2023, increased 0.1% in the fourth quarter, declined 1.8% in the third quarter, increased 3.5% in the second quarter and increased 2.4% in the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2025 and 2024 are set forth in the following table.

	Quarter		Six Months
	2025	2024	2025	2024
Medicare	19%	20%	20%	20%
Managed Medicare	27	26	27	26
Medicaid	4	4	4	4
Managed Medicaid	11	11	11	11
Managed care and insurers	32	32	32	32
Uninsured	7	7	6	7
	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and six months ended June 30, 2025 and 2024 are set forth in the following table.

	Quarter		Six Months
	2025	2024	2025	2024
Medicare	20%	20%	20%	20%
Managed Medicare	20	18	20	19
Medicaid	12	10	11	10
Managed Medicaid	5	7	5	7
Managed care and insurers	43	45	44	44
	100%	100%	100%	100%

At June 30, 2025, we had 102 hospitals in the states of Texas and Florida. During the quarter ended June 30, 2025, 59% of our admissions and 52% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended June 30, 2025.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some states make additional payments to providers through the Medicaid program that are separate from base payments. These payments may be in the form of payments, such as upper payment limit payments, that are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers. In addition, many states have implemented SDP arrangements to direct certain Medicaid managed care plan expenditures. These payments are generally authorized by CMS and subject to periodic extension or reapproval. Most states in which we receive payment have adopted statewide or local provider taxes to fund the non-federal share of Medicaid programs. These additional payments supplement Medicaid base rates that, when taken together, are insufficient to cover the cost of care provided to Medicaid beneficiaries combined with the state or local provider taxes levied.

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

The health care industry is subject to changing political, regulatory and other influences, including health care reform efforts at the federal and state levels and the OBBBA. For example, the EPTCs for individuals eligible to purchase insurance coverage through federal and state-based health insurance marketplaces are scheduled to expire at the end of 2025, and further extension is uncertain. We are monitoring and engaged in advocacy efforts around potential health care policy changes and reform. See the "Recent Developments" section of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” from our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2025 and 2024 (dollars in millions):

	Quarter
	2025		2024
	Amount	Ratio	Amount	Ratio
Revenues	$18,605	100.0	$17,492	100.0

Salaries and benefits	8,138	43.7	7,685	43.9
Supplies	2,844	15.3	2,634	15.1
Other operating expenses	3,793	20.4	3,623	20.7
Equity in (earnings) losses of affiliates	(19)	(0.1)	—	—
Depreciation and amortization	863	4.7	819	4.7
Interest expense	568	3.0	506	2.9
Losses (gains) on sales of facilities	3	—	(12)	(0.1)
	16,190	87.0	15,255	87.2
Income before income taxes	2,415	13.0	2,237	12.8
Provision for income taxes	524	2.8	550	3.2
Net income	1,891	10.2	1,687	9.6
Net income attributable to noncontrolling interests	238	1.3	226	1.2
Net income attributable to HCA Healthcare, Inc.	$1,653	8.9	$1,461	8.4
% changes from prior year:
Revenues	6.4%		10.3%
Income before income taxes	8.0		23.7
Net income attributable to HCA Healthcare, Inc.	13.1		22.5
Admissions(a)	2.1		6.0
Equivalent admissions(b)	2.3		6.0
Revenue per equivalent admission	3.9		4.1
Same facility % changes from prior year(c):
Revenues	5.8		9.9
Admissions(a)	1.8		5.8
Equivalent admissions(b)	1.7		5.2
Revenue per equivalent admission	4.0		4.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2025		2024
	Amount	Ratio	Amount	Ratio
Revenues	$36,926	100.0	$34,831	100.0

Salaries and benefits	16,135	43.7	15,392	44.2
Supplies	5,608	15.2	5,305	15.2
Other operating expenses	7,638	20.7	7,229	20.8
Equity in (earnings) losses of affiliates	(37)	(0.1)	2	—
Depreciation and amortization	1,723	4.7	1,614	4.6
Interest expense	1,115	3.0	1,018	2.9
Losses (gains) on sales of facilities	2	—	(213)	(0.6)
	32,184	87.2	30,347	87.1
Income before income taxes	4,742	12.8	4,484	12.9
Provision for income taxes	1,026	2.7	995	2.9
Net income	3,716	10.1	3,489	10.0
Net income attributable to noncontrolling interests	453	1.3	437	1.2
Net income attributable to HCA Healthcare, Inc.	$3,263	8.8	$3,052	8.8
% changes from prior year:
Revenues	6.0%		10.7%
Income before income taxes	5.8		20.2
Net income attributable to HCA Healthcare, Inc.	6.9		19.4
Admissions(a)	2.4		6.4
Equivalent admissions(b)	2.7		6.5
Revenue per equivalent admission	3.2		4.0
Same facility % changes from prior year(c):
Revenues	5.9		9.4
Admissions(a)	2.3		6.0
Equivalent admissions(b)	2.3		5.2
Revenue per equivalent admission	3.6		3.9

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2025 and 2024

Revenues increased to $18.605 billion in the second quarter of 2025 from $17.492 billion in the second quarter of 2024. Net income attributable to HCA Healthcare, Inc. totaled $1.653 billion, or $6.83 per diluted share, for the quarter ended June 30, 2025, compared to $1.461 billion, or $5.53 per diluted share, for the quarter ended June 30, 2024. Second quarter results for 2025 and 2024 include losses on sales of facilities of $3 million, or $0.01 per diluted share, and gains on sales of facilities of $12 million, or $0.03 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 241.911 million shares for the quarter ended June 30, 2025 and 264.071 million shares for the quarter ended June 30, 2024. During 2024 and the first six months of 2025, we repurchased 17.798 million shares and 14.793 million shares, respectively, of our common stock.

Revenues increased 6.4% on a consolidated basis and 5.8% on a same facility basis for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.9% increase in revenue per equivalent admission and a 2.3% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 4.0% increase in same facility revenue per equivalent admission and a 1.7% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 43.7% in the second quarter of 2025 and 43.9% in the second quarter of 2024. Salaries and benefits per equivalent admission increased 3.5% in the second quarter of 2025, compared to the second quarter of 2024. Same facility salaries and benefits per full time equivalent increased 3.4% for the second quarter of 2025, compared to the second quarter of 2024.

Supplies, as a percentage of revenues, were 15.3% in the second quarter of 2025 and 15.1% in the second quarter of 2024. Supply costs per equivalent admission increased 5.5% in the second quarter of 2025, compared to the second quarter of 2024. Supply costs per equivalent admission increased 10.2% for medical devices and 2.1% for general medical and surgical items and declined 0.3% for pharmacy supplies in the second quarter of 2025, compared to the second quarter of 2024. The increase in supply costs per equivalent admission for medical devices is primarily related to cardiovascular technologies.

Other operating expenses, as a percentage of revenues, were 20.4% in the second quarter of 2025 and 20.7% in the second quarter of 2024. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future.

Equity in earnings of affiliates was $19 million and less than $1 million in the second quarters of 2025 and 2024, respectively.

Depreciation and amortization increased $44 million, from $819 million in the second quarter of 2024 to $863 million in the second quarter of 2025. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $568 million in the second quarter of 2025 and $506 million in the second quarter of 2024. Our average debt balance was $44.506 billion for the second quarter of 2025, compared to $40.292 billion for the second quarter of 2024. The average effective interest rate for our debt was 5.1% for both of the quarters ended June 30, 2025 and 2024.

During the second quarters of 2025 and 2024, we recorded losses on sales of facilities of $3 million and gains on sales of facilities of $12 million, respectively.

The effective tax rates were 24.1% and 27.4% for the second quarters of 2025 and 2024, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The decline in the effective tax rate for the quarter ended June 30, 2025 is related primarily to adjustments to our liability for unrecognized tax benefits recorded in the second quarter of 2024.

Net income attributable to noncontrolling interests increased from $226 million for the second quarter of 2024 to $238 million for the second quarter of 2025. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2025 and 2024

Revenues increased to $36.926 billion in the first six months of 2025 from $34.831 billion in the first six months of 2024. Net income attributable to HCA Healthcare, Inc. totaled $3.263 billion, or $13.28 per diluted share, for the six months ended June 30, 2025, compared to $3.052 billion, or $11.47 per diluted share, for the six months ended June 30, 2024. Results for the first six months of 2025 and 2024 include losses on sales of facilities of $2 million, or $0.01 per diluted share, and gains on sales of facilities of $213 million, or $0.61 per diluted share, respectively. Our provision for income taxes for the first six months of 2025 and 2024 included tax benefits of $33 million, or $0.13 per diluted share, and $79 million, or $0.30 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 245.654 million shares for the six months ended June 30, 2025 and 266.044 million shares for the six months ended June 30, 2024. During 2024 and the first six months of 2025, we repurchased 17.798 million shares and 14.793 million shares, respectively, of our common stock.

Revenues increased 6.0% on a consolidated basis and 5.9% on a same facility basis for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in consolidated revenues can be primarily attributed to the combined impact of a 3.2% increase in revenue per equivalent admission and a 2.7% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 3.6% increase in same facility revenue per equivalent admission and a 2.3% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 43.7% in the first six months of 2025 and 44.2% in the first six months of 2024. Salaries and benefits were favorably impacted by a 4.6% decline in contract labor during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Salaries and benefits per equivalent admission increased 2.1% in the first six months of 2025, compared to the first six months of 2024. Same facility salaries and benefits per full time equivalent increased 2.8% for the first six months of 2025, compared to the first six months of 2024.

Supplies, as a percentage of revenues, were 15.2% in each of the first six months of 2025 and 2024. Supply costs per equivalent admission increased 2.9% in the first six months of 2025, compared to the first six months of 2024. Supply costs per equivalent admission increased 7.5% for medical devices and 0.1% for general medical and surgical items and declined 2.2% for pharmacy supplies in the first six months of 2025, compared to the first six months of 2024. The increase in supply costs per equivalent admission for medical devices is primarily related to cardiovascular technologies.

Other operating expenses, as a percentage of revenues, were 20.7% in the first six months of 2025 and 20.8% in the first six months of 2024. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future.

Equity in earnings of affiliates was $37 million in the first six months of 2025, and equity in losses of affiliates was $2 million in the first six months of 2024.

Depreciation and amortization increased $109 million, from $1.614 billion in the first six months of 2024 to $1.723 billion in the first six months of 2025. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $1.115 billion in the first six months of 2025 and $1.018 billion in the first six months of 2024. Our average debt balance was $44.061 billion for the first six months of 2025 compared to $40.359 billion for the first six months of 2024. The average effective interest rate for our debt was 5.1% for both of the six months ended June 30, 2025 and 2024.

During the first six months of 2025 and 2024, we recorded losses on sales of facilities of $2 million and gains on sales of facilities of $213 million, respectively. The gain for 2024 was primarily related to the sale of a hospital facility in California.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2025 and 2024 (continued)

The effective tax rates were 23.9% and 24.6% for the first six months of 2025 and 2024, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The decline in the effective tax rate for the six months ended June 30, 2025 is related to adjustments to our liability for unrecognized tax benefits recorded in the second quarter of 2024, offset by a reduction in the amount of deductible share-based compensation for vested employee equity awards. Our provisions for income taxes for the first six months of 2025 and 2024 included tax benefits of $33 million and $79 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests increased from $437 million for the first six months of 2024 to $453 million for the first six months 2025. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $5.861 billion for the first six months of 2025 compared to $4.440 billion for the first six months of 2024. The $1.421 billion increase in cash provided by operating activities, for the first six months of 2025 compared to the first six months of 2024, related primarily to an increase in net income of $392 million, excluding the non-cash impact of losses and gains on sales of facilities, as well as a decline in income taxes paid of $853 million related to an IRS deferral of quarterly estimated income tax payments for Tennessee-based taxpayers until the fourth quarter of 2025. The combination of interest payments and net income tax payments in the first six months of 2025 and 2024 totaled $1.220 billion and $1.942 billion, respectively. We had negative working capital of $376 million at June 30, 2025 and positive working capital of $1.237 billion at December 31, 2024. The decline in working capital is primarily related to the increase in short-term borrowings and long-term debt due within one year and other accrued expenses, as well as a decline in cash and cash equivalents. We have the ability to refinance our outstanding commercial paper notes (short-term borrowings) with our senior unsecured credit facility on a long-term basis. Excluding the impact of our outstanding commercial paper notes, our working capital at June 30, 2025 would have been $1.402 billion.

Cash used in investing activities was $2.283 billion in the first six months of 2025 compared to $2.235 billion in the first six months of 2024. Excluding acquisitions, capital expenditures were $2.167 billion in the first six months of 2025 and $2.399 billion in the first six months of 2024. Planned capital expenditures are expected to be approximately $5.0 billion in 2025. At June 30, 2025, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $5.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $4.584 billion in the first six months of 2025, compared to $2.309 billion in the first six months of 2024. During the first six months of 2025, net cash flows used in financing activities included a net increase of $1.341 billion in our indebtedness, payment of dividends of $351 million, repurchase of common stock of $5.011 billion and distributions to noncontrolling interests of $394 million. During the first six months of 2024, net cash flows used in financing activities included a net increase of $1.184 billion in our indebtedness, payment of dividends of $356 million, repurchase of common stock of $2.547 billion and distributions to noncontrolling interests of $338 million.

During February 2025, we repaid all $2.600 billion aggregate principal amount of 5.375% senior notes due 2025 at maturity. We entered into a new credit agreement that provides for $8.000 billion of senior unsecured revolving credit commitments with a term of five years (“senior unsecured credit facility”). Currently, borrowings under the senior unsecured credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.250% (plus a 0.10% credit spread adjustment). We concurrently borrowed funds from the senior unsecured credit facility and repaid outstanding borrowings under our $4.500 billion senior secured asset-based revolving credit facility and our senior secured term loan facility of $1.238 billion. We terminated these senior secured credit facilities along with our $3.500 billion senior secured revolving cash flow credit facility.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

During April 2025 and June 2025, we repaid at maturity, utilizing our senior unsecured credit facility, all $1.400 billion aggregate principal amount of 5.25% senior notes and $291 million aggregate principal amount of 7.69% senior notes, respectively.

During June 2025, we established a commercial paper program under which we may issue unsecured commercial paper notes from time to time up to a maximum aggregate face or principal amount of $4.000 billion outstanding at any time. Amounts available under the program may be borrowed, repaid and reborrowed from time to time. The maturities of the commercial paper notes borrowings may vary, but will not exceed 397 days from the date of issue, and the proceeds from the program will be used for general corporate purposes. In connection with the commercial paper program, we intend to maintain a minimum available borrowing capacity under our $8.000 billion of senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program. At June 30, 2025, we had $1.778 billion of commercial paper outstanding, and there were no borrowings outstanding under our senior unsecured credit facility.

We have significant debt service requirements. Our debt totaled $44.483 billion at June 30, 2025. Our interest expense was $1.115 billion for the first six months of 2025 and $1.018 billion for the first six months of 2024.

In addition to cash flows from operations, available sources of capital include amounts available under our senior unsecured credit facility ($6.208 billion and $6.691 billion available as of June 30, 2025 and July 31, 2025, respectively, after giving effect to all issued and outstanding letters of credit and our intention to maintain a minimum available borrowing capacity under our senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program ($1.778 billion as of June 30, 2025 and $1.295 billion as of July 31, 2025)) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $632 million and $657 million at June 30, 2025 and December 31, 2024, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $102 million and $127 million at June 30, 2025 and December 31, 2024, respectively. Our facilities are insured by our insurance subsidiary for losses up to $110 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.932 billion and $1.924 billion at June 30, 2025 and December 31, 2024, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $565 million. We estimate that approximately $532 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior unsecured credit facility and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for the foreseeable future.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $632 million at June 30, 2025. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At June 30, 2025, we had net unrealized losses of $18 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $2.078 billion of our debt at June 30, 2025 was subject to variable rates of interest, while the remaining debt balance of $42.405 billion at June 30, 2025 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised of outstanding commercial paper notes and the floating rate senior notes due 2028. The average effective interest rate for our debt was 5.1% for both of the six months ended June 30, 2025 and 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

The estimated fair value of our long-term debt was $43.201 billion at June 30, 2025. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $21 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

At June 30, 2025, the Internal Revenue Service (“IRS”) was examining the Company’s 2022 and 2023 income tax returns and the 2019 income tax returns of certain affiliates. We are subject to examination by the IRS for tax years after 2020, as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc. and its subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2025	2024
Number of hospitals in operation at:
March 31	192	188
June 30	191	188
September 30		187
December 31		190
Number of freestanding outpatient surgical centers in operation at:
March 31	125	121
June 30	124	123
September 30		125
December 31		124
Licensed hospital beds at(a):
March 31	50,571	49,724
June 30	50,485	49,844
September 30		49,890
December 31		49,985
Weighted average beds in service(b):
Quarter:
First	42,862	42,564
Second	42,858	42,624
Third		42,640
Fourth		42,705
Year		42,633
Average daily census(c):
Quarter:
First	31,518	30,567
Second	29,399	29,259
Third		29,247
Fourth		29,258
Year		29,581
Admissions(d):
Quarter:
First	576,361	560,869
Second	566,061	554,456
Third		562,100
Fourth		559,170
Year		2,236,595
Equivalent admissions(e):
Quarter:
First	1,012,090	981,521
Second	1,017,994	994,835
Third		1,006,106
Fourth		1,007,623
Year		3,990,085
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second	4.7	4.8
Third		4.8
Fourth		4.8
Year		4.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2025	2024
Emergency room visits(g):
Quarter:
First	2,518,716	2,428,914
Second	2,439,763	2,414,960
Third		2,446,962
Fourth		2,498,429
Year		9,789,265
Outpatient surgeries(h):
Quarter:
First	246,620	252,835
Second	258,365	258,967
Third		249,364
Fourth		263,832
Year		1,024,998
Inpatient surgeries(i):
Quarter:
First	133,759	133,398
Second	136,122	135,860
Third		135,803
Fourth		135,643
Year		540,704
Days revenues in accounts receivable(j):
Quarter:
First	54	53
Second	51	53
Third		52
Fourth		54
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	37%
Second	38%	38%
Third		38%
Fourth		38%
Year		38%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2025.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarter ended March 31, 2025, except as set forth below.

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

As of June 30, 2025, our total indebtedness was $44.483 billion. As of June 30, 2025, we had availability of $6.208 billion under our senior unsecured credit facility (after giving effect to all issued and outstanding letters of credit and our intention to maintain a minimum available borrowing capacity under our senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program ($1.778 billion as of June 30, 2025)). Our indebtedness could have important consequences, including:

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

We may find it necessary or prudent to refinance our outstanding indebtedness, the terms of which refinancing may not be favorable to us. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the then current global economic and financial conditions which affect the availability of debt financing and the rates at which such financing is available. In addition, our ability to incur secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. Any downgrade in our credit ratings may also negatively affect availability of debt financing and the rates at which such financing is available.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2025, our Board of Directors authorized a share repurchase program for up to $10 billion of our outstanding common stock. During the quarter ended June 30, 2025, we repurchased 7,031,368 shares of our common stock at an average price of $356.35 per share through market purchases pursuant to the January 2025 authorization. At June 30, 2025, we had $5.753 billion of repurchase authorization available under the January 2025 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2025 through June 30, 2025 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2025 - April 30,2025	2,739,878	$335.54	2,739,878	$7.339
May 1, 2025 - May 31, 2025	2,427,757	364.92	2,427,757	6.453
June 1, 2025 - June 30, 2025	1,863,733	$375.77	1,863,733	$5.753
Total for second quarter 2025	7,031,368	$356.35	7,031,368

On July 24, 2025, our Board of Directors declared a quarterly dividend of $0.72 per share on our common stock payable on September 30, 2025 to stockholders of record at the close of business on September 16, 2025. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ITEM 5. OTHER INFORMATION

c) During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On May 6, 2025, Michael S. Cuffe, M.D., the Company’s Executive Vice President and Chief Clinical Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. Dr. Cuffe’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, provides for the potential exercise, subject to minimum market prices, of up to 10,920 vested stock appreciation rights (“SARs”) and the associated sale of shares of our common stock obtained upon exercise of such SARs, in each case between September 4, 2025 and September 8, 2026. The actual number of shares of our common stock that will be received by Dr. Cuffe in connection with the exercise of such SARs and sold pursuant to Dr. Cuffe’s Rule 10b5-1 trading arrangement is not yet determinable as (1) such number will be based on the difference between the share price of our common stock and the SAR exercise price on the date of exercise and (2) such number will be further reduced by shares withheld by the Company to cover the cost of taxes due upon exercise.

ITEM 6. EXHIBITS

(a) List of Exhibits:

3.1	—

Amended and Restated Certificate of Incorporation of the Company (restated for SEC filing purposes only) (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-288235, and incorporated herein by reference).

10.1	—

First Amendment to 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2025, and incorporated herein by reference).*

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 4, 2025, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2025 and 2024, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2025 and 2024, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and six months ended June 30, 2025 and 2024, (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

__________

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ MICHAEL A. MARKS
Michael A. Marks
Executive Vice President and Chief Financial Officer

Date: August 4, 2025