Form 10-Q
period 2025-09-30
HCA Healthcare, Inc.
filed 2025-10-30
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 27, 2025
Voting common stock, $.01 par value	228,193,900 shares

HCA HEALTHCARE, INC.

Form 10-Q

September 30, 2025

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2025	2024	2025	2024
Revenues	$19,161	$17,487	$56,087	$52,318

Salaries and benefits	8,364	7,861	24,499	23,253
Supplies	2,782	2,657	8,390	7,962
Other operating expenses	4,161	3,717	11,799	10,946
Equity in earnings of affiliates	(16)	(15)	(53)	(13)
Depreciation and amortization	889	842	2,612	2,456
Interest expense	561	515	1,676	1,533
Losses (gains) on sales of facilities	2	4	4	(209)
	16,743	15,581	48,927	45,928
Income before income taxes	2,418	1,906	7,160	6,390
Provision for income taxes	515	424	1,541	1,419
Net income	1,903	1,482	5,619	4,971
Net income attributable to noncontrolling interests	260	212	713	649
Net income attributable to HCA Healthcare, Inc.	$1,643	$1,270	$4,906	$4,322
Per share data:
Basic earnings	$7.05	$4.94	$20.47	$16.57
Diluted earnings	$6.96	$4.88	$20.23	$16.37
Shares used in earnings per share calculations (in millions):
Basic	232.891	256.763	239.615	260.770
Diluted	236.181	259.917	242.459	263.987

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Unaudited

(Dollars in millions)

	Quarter		Nine Months
	2025	2024	2025	2024
Net income	$1,903	$1,482	$5,619	$4,971
Other comprehensive income (loss) before taxes:
Foreign currency translation	(14)	55	71	48
Unrealized gains on available-for-sale securities	3	13	12	10

Defined benefit plans	—	—	—	—
Pension costs included in salaries and benefits	—	(1)	—	(1)
	—	(1)	—	(1)

Other comprehensive (loss) income before taxes	(11)	67	83	57
Income taxes (benefits) related to other comprehensive income items	(3)	12	13	10
Other comprehensive (loss) income	(8)	55	70	47
Comprehensive income	1,895	1,537	5,689	5,018
Comprehensive income attributable to noncontrolling interests	260	212	713	649
Comprehensive income attributable to HCA Healthcare, Inc.	$1,635	$1,325	$4,976	$4,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$997	$1,933
Accounts receivable	10,428	10,751
Inventories	1,734	1,738
Other	2,126	1,992
	15,285	16,414

Property and equipment, at cost	65,489	62,514
Accumulated depreciation	(34,921)	(33,100)
	30,568	29,414

Investments of insurance subsidiaries	573	569
Investments in and advances to affiliates	654	662
Goodwill and other intangible assets	10,275	10,093
Right-of-use operating lease assets	2,115	2,131
Other	277	230
	$59,747	$59,513
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,552	$4,276
Accrued salaries	2,294	2,304
Other accrued expenses	4,940	3,899
Short-term borrowings and long-term debt due within one year	6,110	4,698
	17,896	15,177

Long-term debt, less debt issuance costs and discounts of $416 and $369	38,401	38,333
Professional liability risks	1,462	1,544
Right-of-use operating lease obligations	1,838	1,863
Income taxes and other liabilities	2,309	2,041

Stockholders’ (deficit) equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 229,845,100 shares — 2025 and 249,981,400 shares — 2024	2	3
Accumulated other comprehensive loss	(317)	(387)
Retained deficit	(5,020)	(2,115)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(5,335)	(2,499)
Noncontrolling interests	3,176	3,054
	(2,159)	555
	$59,747	$59,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2023	265.537	$3	$—	$(425)	$(1,352)	$2,834	$1,060
Comprehensive income (loss)				(8)	1,591	211	1,794
Repurchase of common stock	(3.894)				(1,187)		(1,187)
Share-based benefit plans	1.573				(68)		(68)
Cash dividends declared ($0.66 per share)					(176)		(176)
Distributions						(152)	(152)
Other					7	(8)	(1)
Balances, March 31, 2024	263.216	3	—	(433)	(1,185)	2,885	1,270
Comprehensive income				—	1,461	226	1,687
Repurchase of common stock	(4.217)		(68)		(1,312)		(1,380)
Share-based benefit plans	0.239		68		68		136
Cash dividends declared ($0.66 per share)					(174)		(174)
Distributions						(186)	(186)
Other					(28)	14	(14)
Balances, June 30, 2024	259.238	3	—	(433)	(1,170)	2,939	1,339
Comprehensive income				55	1,270	212	1,537
Repurchase of common stock	(4.948)		(88)		(1,724)		(1,812)
Share-based benefit plans	0.228		88				88
Cash dividends declared ($0.66 per share)					(170)		(170)
Distributions						(192)	(192)
Other					(13)	9	(4)
Balances, September 30, 2024	254.518	3	—	(378)	(1,807)	2,968	786
Comprehensive income (loss)				(9)	1,438	248	1,677
Repurchase of common stock	(4.739)		(105)		(1,580)		(1,685)
Share-based benefit plans	0.202		105				105
Cash dividends declared ($0.66 per share)					(168)		(168)
Distributions						(181)	(181)
Other					2	19	21
Balances, December 31, 2024	249.981	3	—	(387)	(2,115)	3,054	555
Comprehensive income				30	1,610	215	1,855
Repurchase of common stock	(7.762)	(1)	(57)		(2,470)		(2,528)
Share-based benefit plans	0.736		57				57
Cash dividends declared ($0.72 per share)					(178)		(178)
Distributions						(220)	(220)
Other					(11)	32	21
Balances, March 31, 2025	242.955	2	—	(357)	(3,164)	3,081	(438)
Comprehensive income				48	1,653	238	1,939
Repurchase of common stock	(7.031)		(126)		(2,404)		(2,530)
Share-based benefit plans	0.220		126				126
Cash dividends declared ($0.72 per share)					(173)		(173)
Distributions						(174)	(174)
Other					1	11	12
Balances, June 30, 2025	236.144	2	—	(309)	(4,087)	3,156	(1,238)
Comprehensive income (loss)				(8)	1,643	260	1,895
Repurchase of common stock	(6.514)		(123)		(2,399)		(2,522)
Share-based benefit plans	0.215		123				123
Cash dividends declared ($0.72 per share)					(169)		(169)
Distributions						(237)	(237)
Other					(8)	(3)	(11)
Balances, September 30, 2025	229.845	$2	$—	$(317)	$(5,020)	$3,176	$(2,159)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Unaudited

(Dollars in millions)

	2025	2024
Cash flows from operating activities:
Net income	$5,619	$4,971
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	345	55
Inventories and other assets	(125)	184
Accounts payable and accrued expenses	29	77
Depreciation and amortization	2,612	2,456
Income taxes	1,314	(67)
Losses (gains) on sales of facilities	4	(209)
Amortization of debt issuance costs and discounts	32	26
Share-based compensation	301	275
Other	146	187
Net cash provided by operating activities	10,277	7,955
Cash flows from investing activities:
Purchase of property and equipment	(3,455)	(3,590)
Acquisition of hospitals and health care entities	(361)	(224)
Sales of hospitals and health care entities	177	312
Change in investments	(26)	(85)
Other	(6)	—
Net cash used in investing activities	(3,671)	(3,587)
Cash flows from financing activities:
Issuance of long-term debt	5,233	7,495
Net change in short-term borrowings and revolving credit facilities	1,906	(1,880)
Repayment of long-term debt	(5,834)	(2,346)
Distributions to noncontrolling interests	(631)	(530)
Payment of debt issuance costs	(57)	(67)
Payment of dividends	(517)	(525)
Repurchase of common stock	(7,509)	(4,342)
Other	(142)	(224)
Net cash used in financing activities	(7,551)	(2,419)
Effect of exchange rate changes on cash and cash equivalents	9	4
Change in cash and cash equivalents	(936)	1,953
Cash and cash equivalents at beginning of period	1,933	935
Cash and cash equivalents at end of period	$997	$2,888
Interest payments	$1,696	$1,405
Income tax payments, net	$227	$1,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2025, these affiliates owned and operated 191 hospitals, 123 freestanding surgery centers, 29 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $139 million and $111 million for the quarters ended September 30, 2025 and 2024, respectively, and $395 million and $301 million for the nine months ended September 30, 2025 and 2024, respectively. Operating results for the quarter and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2025 and 2024 are summarized in the following table (dollars in millions):

	Quarter
	2025	Ratio	2024	Ratio
Medicare	$2,728	14.2%	$2,584	14.8%
Managed Medicare	3,306	17.3	2,949	16.9
Medicaid	1,783	9.3	1,127	6.4
Managed Medicaid	949	4.9	1,031	5.9
Managed care and insurers	9,267	48.4	8,497	48.6
International (managed care and insurers)	484	2.5	424	2.4
Other	644	3.4	875	5.0
Revenues	$19,161	100.0%	$17,487	100.0%

	Nine Months
	2025	Ratio	2024	Ratio
Medicare	$8,426	15.0%	$8,043	15.4%
Managed Medicare	9,957	17.8	8,888	17.0
Medicaid	4,413	7.9	3,316	6.3
Managed Medicaid	2,727	4.9	3,042	5.8
Managed care and insurers	27,432	48.8	25,591	49.0
International (managed care and insurers)	1,390	2.5	1,252	2.4
Other	1,742	3.1	2,186	4.1
Revenues	$56,087	100.0%	$52,318	100.0%

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2025 and 2024 follows (dollars in millions):

	Quarter		Nine Months
	2025	2024	2025	2024
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$16,196	$15,077	$47,300	$44,617
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.0%	10.3%	9.7%	10.2%
Total uncompensated care	$12,015	$10,958	$34,633	$31,571
Multiply by the cost-to-charges ratio	10.0%	10.3%	9.7%	10.2%
Estimated cost of total uncompensated care	$1,188	$1,138	$3,359	$3,220

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The total uncompensated care amounts include charity care of $4.131 billion and $4.001 billion, respectively, and the related estimated costs of charity care were $408 million and $416 million, respectively, for the quarters ended September 30, 2025 and 2024. The total uncompensated care amounts include charity care of $11.887 billion and $12.091 billion, respectively, and the related estimated costs of charity care were $1.153 billion and $1.233 billion, respectively, for the nine months ended September 30, 2025 and 2024.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2025, we paid $190 million to acquire two hospital facilities in New Hampshire and Florida and $171 million to acquire nonhospital health care entities. During the nine months ended September 30, 2024, we paid $112 million to acquire three hospital facilities in Texas and $112 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the nine months ended September 30, 2025, we received proceeds of $155 million related to the sale of a hospital facility in California and $22 million related to sales of real estate and other health care entity investments. We recognized pretax losses of $4 million for these transactions. During the nine months ended September 30, 2024, we received proceeds of $295 million for the sale of a hospital facility in California and $17 million related to sales of real estate and other health care entity investments. We recognized pretax gains of $209 million for these transactions.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended September 30, 2025 and 2024 were $515 million and $424 million, respectively, and the effective tax rates were 23.9% and 25.0%, respectively. Our provisions for income taxes for the nine months ended September 30, 2025 and 2024 were $1.541 billion and $1.419 billion, respectively, and the effective tax rates were 23.9% and 24.7%, respectively. The decline in the effective tax rate for the quarter and nine months ended September 30, 2025 is related primarily to adjustments to our liability for unrecognized tax benefits. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $45 million and $93 million for the nine months ended September 30, 2025 and 2024, respectively.

The One Big Beautiful Bill Act (the “OBBBA”), which was enacted on July 4, 2025, makes numerous tax changes, including reinstatement of 100% bonus depreciation for qualifying property placed in service after January 19, 2025, that we expect to change the timing of cash tax payments made in 2025 and future tax years. We do not expect the tax provisions of the OBBBA will have a material impact on our effective tax rate.

Our gross unrecognized tax benefits were $515 million, excluding accrued interest and penalties of $143 million, as of September 30, 2025 ($504 million and $115 million, respectively, as of December 31, 2024). Unrecognized tax benefits of $332 million ($295 million as of December 31, 2024) would affect the effective rate, if recognized.

The Internal Revenue Service (“IRS”) concluded its examination of the Company's 2022 and 2023 income tax returns during the quarter ended September 30, 2025, resolving all federal income tax matters for those years. Completion of the examination had no material impact on our results of operations or financial position. At September 30, 2025, the IRS was examining the 2019 income tax returns of certain affiliates. Depending on the resolution of any federal, state and foreign tax disputes, the completion of examinations by federal, state or foreign taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2025 and 2024 (dollars and shares in millions, except per share amounts):

	Quarter		Nine Months
	2025	2024	2025	2024
Net income attributable to HCA Healthcare, Inc.	$1,643	$1,270	$4,906	$4,322

Weighted average common shares outstanding	232.891	256.763	239.615	260.770
Effect of dilutive incremental shares	3.290	3.154	2.844	3.217
Shares used for diluted earnings per share	236.181	259.917	242.459	263.987
Earnings per share:
Basic earnings	$7.05	$4.94	$20.47	$16.57
Diluted earnings	$6.96	$4.88	$20.23	$16.37

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at September 30, 2025 and December 31, 2024 follows (dollars in millions):

	September 30, 2025
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$343	$1	$(16)	$328
Money market funds and other	339	—	—	339
	$682	$1	$(16)	667
Amounts classified as current assets				(94)
Investment carrying value				$573

	December 31, 2024
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$388	$—	$(27)	$361
Money market funds and other	296	—	—	296
	$684	$—	$(27)	657
Amounts classified as current assets				(88)
Investment carrying value				$569

At September 30, 2025 and December 31, 2024, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income or loss.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at September 30, 2025 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$18	$17
Due after one year through five years	151	147
Due after five years through ten years	114	107
Due after ten years	60	57
	$343	$328

The average expected maturity of the investments in debt securities at September 30, 2025 was 4.0 years, compared to the average scheduled maturity of 8.1 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	September 30, 2025
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$328	$1	$327	$—
Money market funds and other	339	339	—	—
Investments of insurance subsidiaries	667	340	327	—
Less amounts classified as current assets	(94)	(94)	—	—
	$573	$246	$327	$—

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

The estimated fair value of our debt was $43.898 billion and $40.845 billion at September 30, 2025 and December 31, 2024, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $44.927 billion and $43.400 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 7 — DEBT

A summary of our debt at September 30, 2025 and December 31, 2024, including related interest rates at September 30, 2025, follows (dollars in millions):

	September 30, 2025	December 31, 2024
Short-term borrowings:
Commercial paper (average life of 17 days, weighted average rate of 4.7%)	$1,910	$—
Long-term debt:
Senior secured term loan facility	—	1,238
Other senior secured debt (effective interest rate of 4.4%)	1,067	1,046
Senior unsecured credit facilities	—	—
Senior unsecured notes payable through 2095 (effective interest rate of 5.1%)	41,950	41,116
Debt issuance costs and discounts	(416)	(369)
Total long-term debt (average life of 11.7 years, rates averaging 5.1%)	42,601	43,031
Total debt	44,511	43,031
Less amounts due within one year	6,110	4,698
	$38,401	$38,333

During February 2025, we repaid all $2.600 billion aggregate principal amount of 5.375% senior notes due 2025 at maturity. We entered into a new credit agreement that provides for $8.000 billion of senior unsecured revolving credit commitments with a term of five years (“senior unsecured credit facility”). Borrowings under the senior unsecured credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.250% (plus, until October 23, 2025, a 0.10% credit spread adjustment, as the unsecured credit facility was amended on that date to remove the credit spread adjustment). We concurrently borrowed funds from the senior unsecured credit facility and repaid outstanding borrowings under our $4.500 billion senior secured asset-based revolving credit facility and our senior secured term loan facility of $1.238 billion. We terminated these senior secured credit facilities along with our $3.500 billion senior secured revolving cash flow credit facility.

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

During June 2025, we established a commercial paper program under which we may issue unsecured commercial paper notes from time to time up to a maximum aggregate face or principal amount of $4.000 billion outstanding at any time. Amounts available under the program may be borrowed, repaid and reborrowed from time to time. The maturities of the commercial paper notes borrowings may vary, but will not exceed 397 days from the date of issue, and the proceeds from the program will be used for general corporate purposes. In connection with the commercial paper program, we intend to maintain a minimum available borrowing capacity under our $8.000 billion senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program. At September 30, 2025, we had $1.910 billion of commercial paper outstanding, and there were no borrowings outstanding under our senior unsecured credit facility.

During April 2025, June 2025 and September 2025, we repaid at maturity, utilizing our senior unsecured credit facility or commercial paper program, as applicable, all $1.400 billion aggregate principal amount of 5.25% senior notes, $291 million aggregate principal amount of 7.69% senior notes and $125 million aggregate principal amount of 7.58% medium-term notes, respectively.

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

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During January 2025 and 2024, our Board of Directors authorized share repurchase programs for up to $10 billion and $6 billion, respectively, of our outstanding common stock. During the nine months ended September 30, 2025, we repurchased 21.307 million shares of our common stock at an average price of $352.40 per share through market purchases pursuant to the January 2024 authorization (which was completed during the first quarter of 2025) and the January 2025 authorization. At September 30, 2025, we had $3.256 billion of repurchase authorization available under the January 2025 authorization.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS (continued)

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2024	$(21)	$(353)	$(13)	$(387)
Unrealized gains on available-for-sale securities, net of $3 of income taxes	9			9
Foreign currency translation adjustments, net of $10 of income taxes		61		61
Balances at September 30, 2025	$(12)	$(292)	$(13)	$(317)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, Atlantic and American Groups. At September 30, 2025, the National Group included 54 hospitals located in Alaska, California, Idaho, Indiana, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia, the Atlantic Group included 63 hospitals located in Florida, Georgia, Northern Kansas, Missouri and South Carolina, and the American Group included 66 hospitals located in Colorado, Central Kansas, Louisiana and Texas. The eight hospitals we operate in England are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, salaries and benefits, supplies, other operating expenses, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization and assets that are provided to the Chief Operating Decision Maker, which is the Chief Executive Officer, are summarized in the following tables (dollars in millions) and represent the operating segments for the quarters and nine months ended September 30, 2025 and 2024 and assets at September 30, 2025 and December 31, 2024:

	Quarter			Nine Months
	2025
	National Group	Atlantic Group	American Group	National Group	Atlantic Group	American Group
Revenues	$5,525	$6,142	$6,688	$15,790	$18,431	$19,512

Salaries and benefits	1,970	2,288	2,275	5,848	6,750	6,687
Supplies	742	889	1,053	2,238	2,738	3,140
Other operating expenses	1,466	1,627	1,796	3,954	4,793	5,156
Equity in earnings of affiliates	(1)	(1)	(16)	(1)	(3)	(47)
	4,177	4,803	5,108	12,039	14,278	14,936
Adjusted segment EBITDA	$1,348	$1,339	$1,580	$3,751	$4,153	$4,576

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter			Nine Months
	2024
	National Group	Atlantic Group	American Group	National Group	Atlantic Group	American Group
Revenues	$4,931	$5,738	$6,078	$14,622	$17,429	$18,105

Salaries and benefits	1,897	2,190	2,176	5,656	6,500	6,405
Supplies	696	858	1,007	2,094	2,651	2,965
Other operating expenses	1,270	1,555	1,549	3,668	4,581	4,689
Equity in (earnings) losses of affiliates	—	—	(18)	2	(2)	(49)
	3,863	4,603	4,714	11,420	13,730	14,010
Adjusted segment EBITDA	$1,068	$1,135	$1,364	$3,202	$3,699	$4,095

	Quarter		Nine Months
	2025	2024	2025	2024
Adjusted segment EBITDA:
National Group	$1,348	$1,068	$3,751	$3,202
Atlantic Group	1,339	1,135	4,153	3,699
American Group	1,580	1,364	4,576	4,095
	4,267	3,567	12,480	10,996
Adjustments to reconcile Total Adjusted segment EBITDA to consolidated Income before income taxes:
Corporate and Other	397	300	1,028	826
Depreciation and amortization	889	842	2,612	2,456
Interest expense	561	515	1,676	1,533
Losses (gains) on sales of facilities	2	4	4	(209)
Income before income taxes	$2,418	$1,906	$7,160	$6,390

	Quarter		Nine Months
	2025	2024	2025	2024
Revenues:
National Group	$5,525	$4,931	$15,790	$14,622
Atlantic Group	6,142	5,738	18,431	17,429
American Group	6,688	6,078	19,512	18,105
Corporate and other	806	740	2,354	2,162
	$19,161	$17,487	$56,087	$52,318
Depreciation and amortization:
National Group	$226	$214	$675	$637
Atlantic Group	281	271	830	790
American Group	283	277	839	799
Corporate and other	99	80	268	230
	$889	$842	$2,612	$2,456

	September 30, 2025	December 31, 2024
Assets:
National Group	$13,274	$12,855
Atlantic Group	17,573	17,168
American Group	20,889	20,714
Corporate and other	8,011	8,776
	$59,747	$59,513

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures that contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic or business conditions nationally and regionally in our markets, including inflation, and the impact of trade policies, including changes in, or the imposition of, tariffs and/or trade barriers; changes in revenues resulting from declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, pharmaceuticals, supply chain or other expenditures; workforce disruptions; supply and pharmaceutical shortages and disruptions (including as a result of tariffs or geopolitical disruptions); and the impact of federal government shutdowns, holds on or cancellations of congressionally authorized spending and interruptions in the distribution of governmental funds, (2) the impact of current and future health care public policy developments and the implementation of new, and possible changes to existing, federal, state or local laws and regulations affecting the health care industry, including the expiration of enhanced premium tax credits (“EPTCs”) currently scheduled to take effect after December 31, 2025, for individuals eligible to purchase insurance coverage through federal and state-based health insurance marketplaces, changes in the structure and administration of, and funding for, federal and state agencies and programs, and effects of the One Big Beautiful Bill Act (the “OBBBA”), (3) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and those that may be required under the Pay-As-You-Go Act of 2010 as a result of the federal budget deficit impact of the OBBBA, and the potential for future deficit reduction legislation that may alter these spending reductions, which include cuts to Medicare payments, or create additional spending reductions, (5) the ability to achieve operating and financial targets, develop and execute resiliency plans to offset to the extent possible impacts from the OBBBA, the scheduled expiration of EPTCs and tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services, (6) possible reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs and state directed payment (“SDP”) arrangements, any of which may negatively impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (8) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (9) the highly competitive nature of the health care business, (10) changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (11) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (12) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, (16) future divestitures which may result in charges and possible impairments of long-lived assets, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (20) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (21) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, (22) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (23) the impact of natural disasters, such as hurricanes and floods, including Hurricanes Milton and Helene, physical risks from changing global weather patterns or similar events beyond our control on our assets and activities and the communities we serve, (24) changes in U.S. federal, state, or foreign tax laws, interpretations of tax laws by taxing authorities, other standard setting bodies or judicial decisions, (25) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, (26) changes to, and the timing and amount of future approvals (if any) of, state Medicaid directed and supplemental payments and (27) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2024 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2025 Operations Summary

Revenues increased to $19.161 billion in the third quarter of 2025 from $17.487 billion in the third quarter of 2024. Net income attributable to HCA Healthcare, Inc. totaled $1.643 billion, or $6.96 per diluted share, for the quarter ended September 30, 2025, compared to $1.270 billion, or $4.88 per diluted share, for the quarter ended September 30, 2024. Third quarter results for 2024 included losses on sales of facilities of $4 million, or $0.02 per diluted share, and additional expenses and loss of revenues estimated at approximately $50 million, or $0.15 per diluted share, associated with the impact of Hurricane Helene on our Florida, Georgia and North Carolina facilities. The additional expenses associated with the impact of Hurricane Helene do not reflect any insurance recoveries. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 236.181 million shares for the quarter ended September 30, 2025 and 259.917 million shares for the quarter ended September 30, 2024. During 2024 and the first nine months of 2025, we repurchased 17.798 million shares and 21.307 million shares, respectively, of our common stock.

Revenues increased 9.6% on a consolidated basis and 9.2% on a same facility basis for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. The increase in consolidated revenues can be primarily attributed to the combined impact of a 6.1% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 6.6% increase in same facility revenue per equivalent admission and a 2.4% increase in same facility equivalent admissions.

During the quarter ended September 30, 2025, consolidated admissions increased 2.8% and same facility admissions increased 2.1% compared to the quarter ended September 30, 2024. Inpatient surgical volumes increased 2.0% on a consolidated basis and 1.4% on a same facility basis during the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. Outpatient surgical volumes increased 1.6% on a consolidated basis and 1.1% on a same facility basis during the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. Emergency department visits increased 1.2% on a consolidated basis and 1.3% on a same facility basis during the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. Consolidated and same facility uninsured admissions declined 1.3% and 2.0%, respectively, for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024.

Cash flows from operating activities increased $901 million, from $3.515 billion for the third quarter of 2024 to $4.416 billion for the third quarter of 2025. The increase in cash provided by operating activities was primarily related to a $418 million increase in net income, excluding the non-cash impact of losses on sales of facilities, and a decline in income taxes paid of $406 million related to an Internal Revenue Service (“IRS”) deferral of quarterly estimated income tax payments for Tennessee-based taxpayers until the fourth quarter of 2025.

Recent Developments

We are monitoring and engaged in advocacy efforts around various health care policy changes and reform initiatives, including the changes mandated by the OBBBA, the federal budget reconciliation bill enacted into law on July 4, 2025. This legislation includes significant health care policy changes that are expected to decrease access to health insurance and result in reductions to federal health care spending, particularly within the Medicaid program. Additionally, the changes required by the OBBBA are expected to increase the federal budget such that the sequestration mandated by the Pay-As-You-Go Act of 2010 is required, potentially triggering a reduction in Medicare reimbursement of up to 4% in early 2026, absent congressional action.

We are also engaged in advocacy efforts regarding the scheduled expiration after December 31, 2025 of EPTCs for individuals eligible to purchase coverage through federal and state health insurance marketplaces and potential impacts of changes to U.S. trade policy and tariff levels.

In addition, the federal government entered a partial shutdown effective October 1, 2025. Although Medicare and Medicaid reimbursement generally remains available during a shutdown, and to date we have not been significantly impacted, we may experience delays in payment for services rendered and other effects related to government agencies operating at reduced capacity. In addition, the government shutdown is delaying congressional action on certain matters. For example, current law provides for Medicaid disproportionate share hospital (“DSH”) payments to be reduced by $8.0 billion in each of federal fiscal years 2026 through 2028, meaning the reductions began October 1, 2025. Medicaid DSH payments are a type of supplemental payment intended to offset hospitals’ uncompensated care costs. Congress has repeatedly deferred these reductions, but it is unclear whether it will do so again when the government shutdown has ended and whether any such delay would apply retroactively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments (continued)

We are working to develop and implement resiliency plans designed to enhance efficiency and reduce costs in response to the potential impact of these developments. However, our ability to develop and implement such plans and to offset to the extent possible impacts from these matters is subject to known and unknown risks and uncertainties. See Item 1A, “Risk Factors” from our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

The OBBBA also makes numerous tax changes, including reinstatement of 100% bonus depreciation for qualifying property placed in service after January 19, 2025, that we expect to change the timing of cash tax payments made in 2025 and future tax years. We do not expect the tax provisions of the OBBBA will have a material impact on our effective tax rate.

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

Revenues increased 9.6% from $17.487 billion in the third quarter of 2024 to $19.161 billion in the third quarter of 2025. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and nine months ended September 30, 2025 and 2024 are summarized in the following table (dollars in millions):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Quarter
	2025	Ratio	2024	Ratio
Medicare	$2,728	14.2%	$2,584	14.8%
Managed Medicare	3,306	17.3	2,949	16.9
Medicaid	1,783	9.3	1,127	6.4
Managed Medicaid	949	4.9	1,031	5.9
Managed care and insurers	9,267	48.4	8,497	48.6
International (managed care and insurers)	484	2.5	424	2.4
Other	644	3.4	875	5.0
Revenues	$19,161	100.0%	$17,487	100.0%

	Nine Months
	2025	Ratio	2024	Ratio
Medicare	$8,426	15.0%	$8,043	15.4%
Managed Medicare	9,957	17.8	8,888	17.0
Medicaid	4,413	7.9	3,316	6.3
Managed Medicaid	2,727	4.9	3,042	5.8
Managed care and insurers	27,432	48.8	25,591	49.0
International (managed care and insurers)	1,390	2.5	1,252	2.4
Other	1,742	3.1	2,186	4.1
Revenues	$56,087	100.0%	$52,318	100.0%

Consolidated and same facility revenue per equivalent admission increased 6.1% and 6.6%, respectively, in the third quarter of 2025, compared to the third quarter of 2024. Consolidated and same facility equivalent admissions increased 3.2% and 2.4%, respectively, in the third quarter of 2025, compared to the third quarter of 2024. Consolidated and same facility outpatient surgeries increased 1.6% and 1.1%, respectively, in the third quarter of 2025, compared to the third quarter of 2024. Consolidated and same facility inpatient surgeries increased 2.0% and 1.4%, respectively, in the third quarter of 2025, compared to the third quarter of 2024. Consolidated and same facility emergency department visits increased 1.2% and 1.3%, respectively, in the third quarter of 2025, compared to the third quarter of 2024.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters and nine months ended September 30, 2025 and 2024 follows (dollars in millions):

	Quarter		Nine Months
	2025	2024	2025	2024
Patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization)	$16,196	$15,077	$47,300	$44,617
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	10.0%	10.3%	9.7%	10.2%
Total uncompensated care	$12,015	$10,958	$34,633	$31,571
Multiply by the cost-to-charges ratio	10.0%	10.3%	9.7%	10.2%
Estimated cost of total uncompensated care	$1,188	$1,138	$3,359	$3,220

Same facility uninsured admissions in 2025, compared to 2024, decreased 2.0% in the third quarter, increased 0.4% in the second quarter and declined 0.7% in the first quarter. Same facility uninsured admissions in 2024, compared to 2023, increased 0.1% in the fourth quarter, declined 1.8% in the third quarter, increased 3.5% in the second quarter and increased 2.4% in the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and nine months ended September 30, 2025 and 2024 are set forth in the following table.

	Quarter		Nine Months
	2025	2024	2025	2024
Medicare	19%	19%	19%	20%
Managed Medicare	27	26	27	26
Medicaid	4	4	4	4
Managed Medicaid	11	12	11	11
Managed care and insurers	33	32	33	32
Uninsured	6	7	6	7
	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and nine months ended September 30, 2025 and 2024 are set forth in the following table.

	Quarter		Nine Months
	2025	2024	2025	2024
Medicare	19%	20%	20%	20%
Managed Medicare	18	19	19	19
Medicaid	15	10	12	10
Managed Medicaid	5	6	5	6
Managed care and insurers	43	45	44	45
	100%	100%	100%	100%

At September 30, 2025, we had 102 hospitals in the states of Texas and Florida. During the quarter ended September 30, 2025, 59% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended September 30, 2025.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some states make additional payments to providers through the Medicaid program that are separate from base payments. These payments may be in the form of payments, such as upper payment limit payments, that are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers. In addition, many states have implemented SDP arrangements to direct certain Medicaid managed care plan expenditures. These payments are generally authorized by the Centers for Medicare & Medicaid Services (“CMS”) and subject to periodic extension or reapproval. Most states in which we receive payment have adopted statewide or local provider taxes to fund the non-federal share of Medicaid programs. These additional payments supplement Medicaid base rates that, when taken together, are insufficient to cover the cost of care provided to Medicaid beneficiaries combined with the state or local provider taxes levied.

We are aware these payment programs are currently being reviewed by certain government agencies, and some states requested modifications of their existing supplemental payment programs during the annual renewal process with CMS. It is possible these reviews and requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Further, the OBBBA makes significant changes to Medicaid financing mechanisms, including limitations on provider taxes and SDP arrangements. However, the OBBBA grandfathers certain SDP arrangements, including those for which an application form was submitted to CMS prior to July 4, 2025, for the rating period occurring within 180 days of July 4, 2025, and those that received approval or made a good faith effort to receive approval from CMS prior to May 1, 2025. Certain states in which we operate have submitted application forms to CMS for approval where the grandfathered payments we receive could be impacted, and in some instances, increased. Beginning with the rating period on or after January 1, 2028, grandfathered payments will be reduced by 10 percentage points annually until they reach the allowable payment limits. Some states have received approval of grandfathered applications, but we are unable to predict the timing or extent of any additional approvals by CMS and the resulting recognition of the related revenues. Because these payment programs and arrangements continue to evolve, we are unable to estimate the financial impact that program structure modifications, if any, may have on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The health care industry is subject to changing political, regulatory and other influences, including health care reform efforts at the federal and state levels and the OBBBA. For example, the EPTCs for individuals eligible to purchase insurance coverage through federal and state-based health insurance marketplaces are scheduled to expire at the end of 2025, and further extension is uncertain. We are monitoring and engaged in advocacy efforts around potential health care policy changes and reform initiatives. See the "Recent Developments" section of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” from our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

Key Performance Indicators

We present certain metrics and statistical information that management uses when assessing our results of operations. We believe this information is useful to investors as it provides insight into how management evaluates operational performance and trends between reporting periods. Information on how these metrics and statistical information are defined is provided in the following tables summarizing operating results and operating data.

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Quarter
	2025		2024
	Amount	Ratio	Amount	Ratio
Revenues	$19,161	100.0	$17,487	100.0

Salaries and benefits	8,364	43.6	7,861	45.0
Supplies	2,782	14.5	2,657	15.2
Other operating expenses	4,161	21.8	3,717	21.2
Equity in earnings of affiliates	(16)	(0.1)	(15)	(0.1)
Depreciation and amortization	889	4.7	842	4.9
Interest expense	561	2.9	515	2.9
Losses on sales of facilities	2	—	4	—
	16,743	87.4	15,581	89.1
Income before income taxes	2,418	12.6	1,906	10.9
Provision for income taxes	515	2.7	424	2.4
Net income	1,903	9.9	1,482	8.5
Net income attributable to noncontrolling interests	260	1.3	212	1.2
Net income attributable to HCA Healthcare, Inc.	$1,643	8.6	$1,270	7.3
% changes from prior year:
Revenues	9.6%		7.9%
Income before income taxes	26.9		17.0
Net income attributable to HCA Healthcare, Inc.	29.4		17.7
Admissions(a)	2.8		4.5
Equivalent admissions(b)	3.2		5.0
Revenue per equivalent admission	6.1		2.8
Same facility % changes from prior year(c):
Revenues	9.2		7.1
Admissions(a)	2.1		4.5
Equivalent admissions(b)	2.4		4.5
Revenue per equivalent admission	6.6		2.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2025		2024
	Amount	Ratio	Amount	Ratio
Revenues	$56,087	100.0	$52,318	100.0

Salaries and benefits	24,499	43.7	23,253	44.4
Supplies	8,390	15.0	7,962	15.2
Other operating expenses	11,799	21.0	10,946	21.0
Equity in earnings of affiliates	(53)	(0.1)	(13)	—
Depreciation and amortization	2,612	4.6	2,456	4.7
Interest expense	1,676	3.0	1,533	2.9
Losses (gains) on sales of facilities	4	—	(209)	(0.4)
	48,927	87.2	45,928	87.8
Income before income taxes	7,160	12.8	6,390	12.2
Provision for income taxes	1,541	2.8	1,419	2.7
Net income	5,619	10.0	4,971	9.5
Net income attributable to noncontrolling interests	713	1.3	649	1.2
Net income attributable to HCA Healthcare, Inc.	$4,906	8.7	$4,322	8.3
% changes from prior year:
Revenues	7.2%		9.8%
Income before income taxes	12.1		19.2
Net income attributable to HCA Healthcare, Inc.	13.5		18.9
Admissions(a)	2.6		5.8
Equivalent admissions(b)	2.9		6.0
Revenue per equivalent admission	4.2		3.6
Same facility % changes from prior year(c):
Revenues	7.0		8.6
Admissions(a)	2.2		5.5
Equivalent admissions(b)	2.4		4.9
Revenue per equivalent admission	4.6		3.5

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2025 and 2024

Revenues increased to $19.161 billion in the third quarter of 2025 from $17.487 billion in the third quarter of 2024. Net income attributable to HCA Healthcare, Inc. totaled $1.643 billion, or $6.96 per diluted share, for the quarter ended September 30, 2025, compared to $1.270 billion, or $4.88 per diluted share, for the quarter ended September 30, 2024. Third quarter results for 2024 included losses on sales of facilities of $4 million, or $0.02 per diluted share, and additional expenses and loss of revenues estimated at approximately $50 million, or $0.15 per diluted share, associated with the impact of Hurricane Helene on our Florida, Georgia and North Carolina facilities. The additional expenses associated with the impact of Hurricane Helene do not reflect any insurance recoveries. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 236.181 million shares for the quarter ended September 30, 2025 and 259.917 million shares for the quarter ended September 30, 2024. During 2024 and the first nine months of 2025, we repurchased 17.798 million shares and 21.307 million shares, respectively, of our common stock.

Revenues increased 9.6% on a consolidated basis and 9.2% on a same facility basis for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. The increase in consolidated revenues can be primarily attributed to the combined impact of a 6.1% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 6.6% increase in same facility revenue per equivalent admission and a 2.4% increase in same facility equivalent admissions. The increases in consolidated and same facility revenue per equivalent admission were favorably impacted by an increase in state supplemental Medicaid revenue during the quarter related to recently approved programs.

Salaries and benefits, as a percentage of revenues, were 43.6% in the third quarter of 2025 and 45.0% in the third quarter of 2024. The decrease in salaries and benefits, as a percentage of revenues, is primarily related to continued improvements in salaries and contract labor growth resulting from our labor management initiatives combined with the increase in revenues for the quarter ended September 30, 2025. Salaries and benefits per equivalent admission increased 3.0% in the third quarter of 2025, compared to the third quarter of 2024. Same facility salaries and benefits per full time equivalent increased 4.0% for the third quarter of 2025, compared to the third quarter of 2024.

Supplies, as a percentage of revenues, were 14.5% in the third quarter of 2025 and 15.2% in the third quarter of 2024. Supply costs per equivalent admission increased 1.4% in the third quarter of 2025, compared to the third quarter of 2024. Supply costs per equivalent admission increased 7.0% for medical devices and declined 8.7% for pharmacy supplies and 1.1% for general medical and surgical items in the third quarter of 2025, compared to the third quarter of 2024. The increase in supply costs per equivalent admission for medical devices is primarily related to cardiovascular technologies. The decline in supply costs per equivalent admission for pharmacy supplies is primarily related to a decrease in the costs of certain drugs.

Other operating expenses, as a percentage of revenues, were 21.8% in the third quarter of 2025 and 21.2% in the third quarter of 2024. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The increase in other operating expenses, as a percentage of revenues, is primarily related to growth in state supplemental Medicaid program expenses and higher professional fees. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future.

Equity in earnings of affiliates was $16 million and $15 million in the third quarters of 2025 and 2024, respectively.

Depreciation and amortization increased $47 million, from $842 million in the third quarter of 2024 to $889 million in the third quarter of 2025. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $561 million in the third quarter of 2025 and $515 million in the third quarter of 2024. Our average debt balance was $44.400 billion for the third quarter of 2025, compared to $41.846 billion for the third quarter of 2024. The average effective interest rate for our debt was 5.0% and 4.9% for the quarters ended September 30, 2025 and 2024, respectively.

During the third quarters of 2025 and 2024, we recorded losses on sales of facilities of $2 million and $4 million, respectively.

The effective tax rates were 23.9% and 25.0% for the third quarters of 2025 and 2024, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The decline in the effective tax rate for the quarter ended September 30, 2025 is related primarily to adjustments to our liability for unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2025 and 2024 (continued)

Net income attributable to noncontrolling interests increased from $212 million for the third quarter of 2024 to $260 million for the third quarter of 2025. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets.

Nine Months Ended September 30, 2025 and 2024

Revenues increased to $56.087 billion in the first nine months of 2025 from $52.318 billion in the first nine months of 2024. Net income attributable to HCA Healthcare, Inc. totaled $4.906 billion, or $20.23 per diluted share, for the nine months ended September 30, 2025, compared to $4.322 billion, or $16.37 per diluted share, for the nine months ended September 30, 2024. Results for the first nine months of 2025 and 2024 include losses on sales of facilities of $4 million, or $0.01 per diluted share, and gains on sales of facilities of $209 million, or $0.61 per diluted share, respectively. Our provision for income taxes for the first nine months of 2025 and 2024 included tax benefits of $45 million, or $0.19 per diluted share, and $93 million, or $0.35 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 242.459 million shares for the nine months ended September 30, 2025 and 263.987 million shares for the nine months ended September 30, 2024. During 2024 and the first nine months of 2025, we repurchased 17.798 million shares and 21.307 million shares, respectively, of our common stock.

Revenues increased 7.2% on a consolidated basis and 7.0% on a same facility basis for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in consolidated revenues can be primarily attributed to the combined impact of a 4.2% increase in revenue per equivalent admission and a 2.9% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 4.6% increase in same facility revenue per equivalent admission and a 2.4% increase in same facility equivalent admissions.

Salaries and benefits, as a percentage of revenues, were 43.7% in the first nine months of 2025 and 44.4% in the first nine months of 2024. The decrease in salaries and benefits, as a percentage of revenues, is primarily related to continued improvements in salaries and contract labor growth resulting from our labor management initiatives combined with the increase in revenues for the nine months ended September 30, 2025. Salaries and benefits per equivalent admission increased 2.4% in the first nine months of 2025, compared to the first nine months of 2024. Same facility salaries and benefits per full time equivalent increased 3.2% for the first nine months of 2025, compared to the first nine months of 2024.

Supplies, as a percentage of revenues, were 15.0% in the first nine months of 2025 and 15.2% in the first nine months of 2024. Supply costs per equivalent admission increased 2.4% in the first nine months of 2025, compared to the first nine months of 2024. Supply costs per equivalent admission increased 7.4% for medical devices and declined 4.3% for pharmacy supplies and 0.2% for general medical and surgical items in the first nine months of 2025, compared to the first nine months of 2024. The increase in supply costs per equivalent admission for medical devices is primarily related to cardiovascular technologies. The decline in supply costs per equivalent admission for pharmacy supplies is primarily related to a decrease in the costs of certain drugs.

Other operating expenses, as a percentage of revenues, were 21.0% in each of the first nine months of 2025 and 2024. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future.

Equity in earnings of affiliates was $53 million and $13 million in the first nine months of 2025 and 2024, respectively.

Depreciation and amortization increased $156 million, from $2.456 billion in the first nine months of 2024 to $2.612 billion in the first nine months of 2025. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $1.676 billion in the first nine months of 2025 and $1.533 billion in the first nine months of 2024. Our average debt balance was $44.155 billion for the first nine months of 2025 compared to $40.901 billion for the first nine months of 2024. The average effective interest rate for our debt was 5.1% and 5.0% for the nine months ended September 30, 2025 and 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2025 and 2024 (continued)

During the first nine months of 2025 and 2024, we recorded losses on sales of facilities of $4 million and gains on sales of facilities of $209 million, respectively. The gain for 2024 was primarily related to the sale of a hospital facility in California.

The effective tax rates were 23.9% and 24.7% for the first nine months of 2025 and 2024, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The decline in the effective tax rate for the nine months ended September 30, 2025 is related to adjustments to our liability for unrecognized tax benefits. Our provisions for income taxes for the first nine months of 2025 and 2024 included tax benefits of $45 million and $93 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests increased from $649 million for the first nine months of 2024 to $713 million for the first nine months 2025. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $10.277 billion for the first nine months of 2025 compared to $7.955 billion for the first nine months of 2024. The $2.322 billion increase in cash provided by operating activities, for the first nine months of 2025 compared to the first nine months of 2024, related primarily to an increase in net income of $811 million, excluding the non-cash impact of losses and gains on sales of facilities, and a decline in income taxes paid of $1.259 billion related to an IRS deferral of quarterly estimated income tax payments for Tennessee-based taxpayers until the fourth quarter of 2025. The combination of interest payments and net income tax payments in the first nine months of 2025 and 2024 totaled $1.923 billion and $2.891 billion, respectively. We had negative working capital of $2.611 billion at September 30, 2025 and positive working capital of $1.237 billion at December 31, 2024. The decline in working capital is primarily related to the increase in short-term borrowings and long-term debt due within one year and other accrued expenses, as well as a decline in cash and cash equivalents. We have the ability to refinance our outstanding commercial paper notes (short-term borrowings) with our senior unsecured credit facility on a long-term basis. We also have the ability and the intent to refinance a portion of our long-term debt due within one year, utilizing our senior unsecured credit facility or issuing additional debt securities.

Cash used in investing activities was $3.671 billion in the first nine months of 2025 compared to $3.587 billion in the first nine months of 2024. Excluding acquisitions, capital expenditures were $3.455 billion in the first nine months of 2025 and $3.590 billion in the first nine months of 2024. Planned capital expenditures are expected to be approximately $5.0 billion in 2025. At September 30, 2025, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $6.0 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $7.551 billion in the first nine months of 2025, compared to $2.419 billion in the first nine months of 2024. During the first nine months of 2025, net cash flows used in financing activities included a net increase of $1.305 billion in our indebtedness, payment of dividends of $517 million, repurchase of common stock of $7.509 billion and distributions to noncontrolling interests of $631 million. During the first nine months of 2024, net cash flows used in financing activities included a net increase of $3.269 billion in our indebtedness, payment of dividends of $525 million, repurchase of common stock of $4.342 billion and distributions to noncontrolling interests of $530 million.

During February 2025, we repaid all $2.600 billion aggregate principal amount of 5.375% senior notes due 2025 at maturity. We entered into a new credit agreement that provides for $8.000 billion of senior unsecured revolving credit commitments with a term of five years (“senior unsecured credit facility”). Borrowings under the senior unsecured credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.250% (plus, until October 23, 2025, a 0.10% credit spread adjustment, as the unsecured credit facility was amended on that date to remove the credit spread adjustment). We concurrently borrowed funds from the senior unsecured credit facility and repaid outstanding borrowings under our $4.500 billion senior secured asset-based revolving credit facility and our senior secured term loan facility of $1.238 billion. We terminated these senior secured credit facilities along with our $3.500 billion senior secured revolving cash flow credit facility.

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

During June 2025, we established a commercial paper program under which we may issue unsecured commercial paper notes from time to time up to a maximum aggregate face or principal amount of $4.000 billion outstanding at any time. Amounts available under the program may be borrowed, repaid and reborrowed from time to time. The maturities of the commercial paper notes borrowings may vary, but will not exceed 397 days from the date of issue, and the proceeds from the program will be used for general corporate purposes. In connection with the commercial paper program, we intend to maintain a minimum available borrowing capacity under our $8.000 billion of senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program. At September 30, 2025, we had $1.910 billion of commercial paper outstanding, and there were no borrowings outstanding under our senior unsecured credit facility.

During April 2025, June 2025 and September 2025, we repaid at maturity, utilizing our senior unsecured credit facility or commercial paper, as applicable, all $1.400 billion aggregate principal amount of 5.25% senior notes, $291 million aggregate principal amount of 7.69% senior notes and $125 million aggregate principal amount of 7.58% medium-term notes, respectively.

We have significant debt service requirements. Our debt totaled $44.511 billion at September 30, 2025. Our interest expense was $1.676 billion for the first nine months of 2025 and $1.533 billion for the first nine months of 2024.

In addition to cash flows from operations, available sources of capital include amounts available under our senior unsecured credit facility ($6.076 billion and $5.886 billion available as of September 30, 2025 and October 27, 2025, respectively, after giving effect to all issued and outstanding letters of credit and our intention to maintain a minimum available borrowing capacity under our senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program ($1.910 billion and $2.100 billion as of September 30, 2025 and October 27, 2025, respectively) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $667 million and $657 million at September 30, 2025 and December 31, 2024, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $85 million and $127 million at September 30, 2025 and December 31, 2024, respectively. Our facilities are insured by our insurance subsidiary for losses up to $110 million per occurrence; however, this coverage is generally subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.917 billion and $1.924 billion at September 30, 2025 and December 31, 2024, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $577 million. We estimate that approximately $546 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior unsecured credit facility and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for the foreseeable future.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $667 million at September 30, 2025. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At September 30, 2025, we had net unrealized losses of $15 million on the insurance subsidiaries’ investments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $2.210 billion of our debt at September 30, 2025 was subject to variable rates of interest, while the remaining debt balance of $42.301 billion at September 30, 2025 was subject to fixed rates of interest. Both the general level of interest rates and our leverage affect our variable interest rates. Our variable debt is comprised of outstanding commercial paper notes and the floating rate senior notes due 2028. The average effective interest rate for our debt was 5.1% and 5.0% for the nine months ended September 30, 2025 and 2024, respectively.

The estimated fair value of our debt was $43.898 billion at September 30, 2025. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $22 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

The IRS concluded its examination of the Company’s 2022 and 2023 income tax returns during the quarter ended September 30, 2025, resolving all federal income tax matters for those years. At September 30, 2025, the IRS was examining the 2019 income tax returns of certain affiliates. Management believes HCA Healthcare, Inc. and its subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2025	2024
Number of hospitals in operation at:
March 31	192	188
June 30	191	188
September 30	191	187
December 31		190
Number of freestanding outpatient surgical centers in operation at:
March 31	125	121
June 30	124	123
September 30	123	125
December 31		124
Licensed hospital beds at(a):
March 31	50,571	49,724
June 30	50,485	49,844
September 30	50,577	49,890
December 31		49,985
Weighted average beds in service(b):
Quarter:
First	42,862	42,564
Second	42,858	42,624
Third	42,896	42,640
Fourth		42,705
Year		42,633
Average daily census(c):
Quarter:
First	31,518	30,567
Second	29,399	29,259
Third	29,266	29,247
Fourth		29,258
Year		29,581
Admissions(d):
Quarter:
First	576,361	560,869
Second	566,061	554,456
Third	577,804	562,100
Fourth		559,170
Year		2,236,595
Equivalent admissions(e):
Quarter:
First	1,012,090	981,521
Second	1,017,994	994,835
Third	1,038,799	1,006,106
Fourth		1,007,623
Year		3,990,085
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second	4.7	4.8
Third	4.7	4.8
Fourth		4.8
Year		4.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2025	2024
Emergency room visits(g):
Quarter:
First	2,518,716	2,428,914
Second	2,439,763	2,414,960
Third	2,477,474	2,446,962
Fourth		2,498,429
Year		9,789,265
Outpatient surgeries(h):
Quarter:
First	246,620	252,835
Second	258,365	258,967
Third	253,426	249,364
Fourth		263,832
Year		1,024,998
Inpatient surgeries(i):
Quarter:
First	133,759	133,398
Second	136,122	135,860
Third	138,563	135,803
Fourth		135,643
Year		540,704
Days revenues in accounts receivable(j):
Quarter:
First	54	53
Second	51	53
Third	50	52
Fourth		54
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	37%
Second	38%	38%
Third	38%	38%
Fourth		38%
Year		38%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of September 30, 2025.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2025, our Board of Directors authorized a share repurchase program for up to $10 billion of our outstanding common stock. During the quarter ended September 30, 2025, we repurchased 6,514,283 shares of our common stock at an average price of $383.34 per share through market purchases pursuant to the January 2025 authorization. At September 30, 2025, we had $3.256 billion of repurchase authorization available under the January 2025 authorization.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2025 through September 30, 2025 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2025 - July 31, 2025	2,175,388	$363.47	2,175,388	$4.962
August 1, 2025 - August 31, 2025	2,545,478	$383.05	2,545,478	3.987
September 1, 2025 - September 30, 2025	1,793,417	$407.87	1,793,417	$3.256
Total for third quarter 2025	6,514,283	$383.34	6,514,283

On October 23, 2025, our Board of Directors declared a quarterly dividend of $0.72 per share on our common stock payable on December 29, 2025 to stockholders of record at the close of business on December 15, 2025. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) List of Exhibits:

10.1	—	Amendment No. 1 to Credit Agreement, dated as of October 23, 2025, by and among HCA Inc., as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto.

10.2	—	Amended and Restated HCA Restoration Plan, as amended through July 28, 2025.*

22	—	List of Subsidiary Guarantors and Pledged Securities.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2025 filed with the SEC on October 30, 2025, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, (ii) the condensed consolidated income statements for the quarters and nine months ended September 30, 2025 and 2024, (iii) the condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2025 and 2024, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and nine months ended September 30, 2025 and 2024, (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

__________

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ MICHAEL A. MARKS
Michael A. Marks
Executive Vice President and Chief Financial Officer

Date: October 30, 2025