Form 10-K
period 2025-12-31
HCA Healthcare, Inc.
filed 2026-02-10
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of January 31, 2026, there were 223,622,200 outstanding shares of the Registrant’s common stock. As of June 30, 2025, the aggregate market value of the common stock held by nonaffiliates was approximately $63.269 billion. For purposes of the foregoing calculation only, Hercules Holding II and the Registrant’s directors and executive officers have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy materials for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

HCA Healthcare, Inc. is one of the leading health care services companies in the United States. At December 31, 2025, we operated 190 hospitals, comprised of 179 general acute care hospitals, seven behavioral hospitals, and four rehabilitation hospitals. In addition, we operated 121 freestanding ambulatory surgery centers (“ASCs”) and 31 freestanding endoscopy centers. Our facilities are located in 19 states and England.

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

Available Information

We file certain reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The SEC maintains an internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information we file. Our website address is www.hcahealthcare.com. Please note that our website address is provided throughout this report as an inactive textual reference only. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Our Code of Conduct is available free of charge upon request to our Investor Relations Department, HCA Healthcare, Inc., One Park Plaza, Nashville, Tennessee 37203, and is also available on the Governance Documents page within the Governance section of our investor relations website at investor.hcahealthcare.com.

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
•
pursue a disciplined development strategy; and
•
advance our digital and artificial intelligence (“AI”) capabilities.

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

At December 31, 2025, we owned and operated 179 general, acute care hospitals with 50,436 licensed beds. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board comprised of members of the local community.

At December 31, 2025, we operated seven behavioral hospitals with 714 licensed beds. Our behavioral hospitals provide therapeutic programs, including child, adolescent and adult psychiatric care and adolescent and adult alcohol and drug abuse treatment and counseling.

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

Summary Risk Factors

You should carefully read and consider the risk factors set forth under Item 1A, “Risk Factors,” as well as all other information contained in this annual report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial position, results of operations, cash flows or prospects could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

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
•
Our operations could be impaired by a failure in or breach of our information systems or those of third parties on whose systems our business relies.
•
Health care technology initiatives, particularly those related to sharing patient data and interoperability and AI, involve risks that may adversely affect our operations.
•
Failure to effectively manage change associated with our technology, resiliency and other initiatives, including with respect to the implementation of a new electronic health record (“EHR”) platform, may adversely affect our business, services and results of operations.

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
•
Our business and operations are subject to risks related to hurricanes, extreme weather events or other natural disasters.
•
The industry trend toward value-based purchasing may negatively impact our revenues.

Risks related to macroeconomic conditions:

•
Our overall business results may suffer during periods of significant inflation, general economic weakness or recessions or as a result of changing governmental policies.
•
We are exposed to market risk related to changes in the market values of securities and interest rates.

Risks related to ownership of our common stock:

•
There can be no assurance that we will continue to pay dividends.
•
Certain of our investors may continue to have influence over us.

Sources of Revenue

Health care facility revenues depend on many factors, some of which vary by provider type. For example, hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and other professionals and provided to patients, the volume of outpatient procedures and the charges or reimbursement rates for such services. Reimbursement rates for inpatient and outpatient services vary significantly depending on the type of third-party payer, the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the facility. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

We receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans (including plans offered through federal and state-based health insurance marketplaces (“Exchanges”)), private insurers and directly from patients. Our revenues by primary third-party payer classification and other (including uninsured patients) for the years ended December 31, 2025, 2024 and 2023 are summarized in the following table (dollars in millions):

	Years Ended December 31,
	2025	Ratio	2024	Ratio	2023	Ratio
Medicare	$11,273	14.9%	$10,780	15.3%	$10,585	16.3%
Managed Medicare	13,435	17.8	11,987	17.0	10,496	16.2
Medicaid	5,909	7.8	4,678	6.6	3,606	5.6
Managed Medicaid	3,693	4.9	3,980	5.6	3,879	6.0
Managed care and other insurers	36,968	48.9	34,954	49.5	31,819	49.0
International (managed care and other insurers)	1,864	2.5	1,682	2.4	1,509	2.3
Other	2,458	3.2	2,542	3.6	3,074	4.6
Revenues	$75,600	100.0%	$70,603	100.0%	$64,968	100.0%

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

Our facilities generally offer discounts from established charges to certain group purchasers of health care services, including private health insurers, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans, including health plans offered through the Exchanges. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” For services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, patients are generally responsible for any exclusions, deductibles or coinsurance features of their coverage. The amounts of such exclusions, deductibles and coinsurance continue to increase. Collection of amounts due from individuals is typically more difficult than from government health care programs or other third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or for financial relief under our charity care policy. We may provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

In addition to the reimbursement reductions and adjustments discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2% per fiscal year that extends through the first five months of federal fiscal year 2033. We anticipate that the federal deficit will continue to place pressure on government health care programs, and it is possible that future legislation will impose additional spending reductions.

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

For federal fiscal year 2025, the Centers for Medicare & Medicaid Services (“CMS”) increased the MS-DRG payment rates by approximately 2.9%. This increase reflected a market basket update of 3.4%, reduced by a 0.5 percentage point productivity adjustment. For federal fiscal year 2026, CMS increased the MS-DRG payment rates by approximately 2.6%. This increase reflects a market basket update of 3.3%, reduced by a 0.7 percentage point productivity adjustment. Additional adjustments may apply, depending on patient-specific or hospital-specific factors. For example, the two-midnight rule limits payments to hospitals when services to Medicare beneficiaries are payable as inpatient services. In addition, under transfer policies, Medicare reimbursement rates may be reduced when an inpatient hospital discharges a patient to another hospital or, for specified MS-DRGs, to certain post-acute care settings. We anticipate that additional adjustments may apply in future payment years as a result of 2024 court decisions that vacated a low wage index policy CMS adopted in 2020. The policy had funded an increase to the wage index value for hospitals with low wage indexes by decreasing reimbursement for all other hospitals. CMS has discontinued the low wage index policy and addressed the impact of the court decision prospectively in its final rules updating inpatient hospital payment rates and policies for federal fiscal years 2025 and 2026, but it is not yet clear how the agency will address the impact the low wage policy had in 2020 through 2024.

CMS has implemented and is implementing a number of programs and requirements intended to transform Medicare from a passive payer to an active purchaser of quality goods and services. For example, hospitals that do not successfully participate in the Hospital Inpatient Quality Reporting Program are subject to a 25% reduction of the market basket update. Hospitals that do not demonstrate meaningful use of EHRs are subject to a 75% reduction of the market basket update.

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

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. A payment rate is established for each APC and updated for each calendar year. Each calendar year, the annual market basket update is further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2025, CMS increased payment rates under the outpatient PPS by an estimated 2.9%. This increase reflected a market basket increase of 3.4%, reduced by a 0.5 percentage point productivity adjustment. For calendar year 2026, CMS increased payment rates by an estimated 2.6%. This increase reflects a market basket increase of 3.3%, reduced by a 0.7 percentage point productivity adjustment. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2.0 percentage point reduction in the annual payment update under the outpatient PPS.

Medicare reimbursement for outpatient services may also be affected by broad shifts in payment policy. For example, the 340B Drug Pricing Program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates that apply to non-340B hospitals. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. Most of our facilities are non-340B hospitals. In June 2022, the U.S. Supreme Court invalidated this 340B program payment policy. As a result and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B hospitals as the remedy for calendar years 2018 through 2022. In order to comply with budget neutrality requirements, the U.S. Department of Health and Human Services (“HHS”) finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually until the past invalidated payments are offset. This 0.5% reduction began in calendar year 2026 and was expected to continue for approximately 16 years, but CMS has indicated that it may accelerate this timeline by implementing a larger reduction beginning in calendar year 2027.

In addition, CMS finalized a rule in November 2025 that, beginning in calendar year 2026, will phase out over three years the Medicare inpatient-only list, which is a list of procedures eligible to be reimbursed by Medicare only if performed in an inpatient setting. As a result, these procedures will also become eligible for Medicare reimbursement if performed in outpatient settings. Further, CMS has implemented an expanded site-neutral payment policy for clinic visit services provided at all off-campus provider-based departments. Under the policy, clinic visit services provided at all off-campus provider-based departments are generally not covered as outpatient department services under the outpatient PPS, but rather are reimbursed at the Medicare Physician Fee Schedule (“Physician Fee Schedule”) rate, which is generally lower than the outpatient PPS rate. Beginning in calendar year 2026, CMS expanded this policy by also applying the Physician Fee Schedule rate to drug administration services furnished in excepted off-campus provider-based departments.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups that reflect the relative resource intensity typically associated with the patient’s clinical condition. The case mix groups are based upon impairment, age, functional motor and cognitive scores, and comorbidities (additional diseases or disorders from which the patient suffers). IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for facility-specific factors, such as area wage levels, proportion of low-income patients, and location in a rural area. Each federal fiscal year, the IRF rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2025, CMS increased IRF payment rates by an estimated 3.0%, reflecting an IRF market basket update of 3.5%, reduced by a 0.5 percentage point productivity adjustment. For federal fiscal year 2026, CMS increased IRF payment rates by an estimated 2.6%, reflecting an IRF market basket update of 3.3%, reduced by a 0.7 percentage point productivity adjustment. CMS requires IRFs to report quality measures to avoid receiving a reduction of 2.0 percentage points to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. As of December 31, 2025, we had four rehabilitation hospitals and 70 hospital rehabilitation units.

Psychiatric

Inpatient hospital services furnished in behavioral hospitals and behavioral units of general, acute care hospitals and critical access hospitals are reimbursed on a PPS basis. The inpatient psychiatric facility (“IPF”) PPS is based upon a per diem payment, with adjustments to account for certain patient and facility characteristics. The IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral. Each federal fiscal year, IPF payment rates are updated using a market basket index, which is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2025, CMS increased the IPF payment rates by 2.8%, which reflected a 3.3% IPF market basket increase, reduced by a 0.5 percentage point productivity adjustment. For federal fiscal year 2026, CMS increased the IPF payment rates by 2.5%, which reflects a 3.2% IPF market basket increase, reduced by a 0.7 percentage point productivity adjustment. Together with other policy changes, total Medicare payments to IPFs are anticipated to increase by 2.4% in federal fiscal year 2026. Inpatient psychiatric facilities are required to report quality measures to CMS to avoid receiving a 2.0 percentage point reduction to the market basket update. As of December 31, 2025, we had seven behavioral hospitals and 41 hospital behavioral units.

Ambulatory Surgery Centers

CMS reimburses ASCs using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. If CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Physician Fee Schedule, with limited exceptions. All surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. From time to time, CMS expands the services that may be performed in ASCs, which may result in more Medicare procedures that historically have been performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. For example, as part of the November 2025 final rule that established a three-year phase-out of the Medicare inpatient-only list, CMS expanded the list of procedures reimbursable by Medicare in the ASC setting to include many procedures that were previously categorized as inpatient-only. Also, more Medicare procedures that historically have been performed in ASCs may be moved to physicians’ offices. Some commercial third-party payers have adopted similar policies.

Historically, CMS updated reimbursement rates for ASCs based on changes to the consumer price index. However, since calendar year 2019, CMS has updated ASC reimbursement rates based on the hospital market basket index, partly to promote site-neutrality between hospitals and ASCs. Unless CMS extends this approach or adopts another payment update mechanism, ASC payment rates will be adjusted based on the consumer price index beginning in calendar year 2027. For each federal fiscal year, the ASC payment system update is reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. For calendar year 2025, CMS increased ASC payment rates by 2.9%, which reflected a market basket increase of 3.4%, reduced by a 0.5 percentage point productivity adjustment. For calendar year 2026, CMS increased payment rates by 2.6%, which reflects a market basket increase of 3.3%, reduced by a 0.7 percentage point productivity adjustment. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on specified quality measures receive a 2.0 percentage point reduction to the market basket update.

Physician Services

Physician services are reimbursed under the Physician Fee Schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services, relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the Physician Fee Schedule may not differ by more than $20 million from what payments would have been if adjustments were not made. CMS annually reviews resource inputs for select services as part of the potentially misvalued code initiative. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor, which is adjusted annually.

Medicare payments are adjusted based on participation in the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. CMS has indicated an intention to transition increasing financial risk to providers as the QPP evolves. Physicians and certain other health care clinicians are required to participate in one of two QPP tracks. The Advanced Alternative Payment Model (“APM”) track encourages participation in specific innovative payment models approved by CMS through financial incentives, which are paid two years after the relevant performance period. These financial incentives are not available for calendar year 2027 but restart for calendar year 2028. In addition, starting in calendar year 2026, APM qualifying providers receive positive adjustments to their Physician Fee Schedule payment rates through a conversion factor specific to qualifying APM participants. As required by statute, beginning in calendar year 2026, CMS has established two separate conversion factors: one for items and services furnished by qualifying APM participants, and another for non-qualifying practitioners. For calendar year 2026, CMS increased the qualifying APM conversion factor by approximately 3.8% and increased the non-qualifying practitioner conversion factor by approximately 3.3%. These positive updates are driven by, among other factors, adjustments mandated by statute, including a temporary 2.5% increase for calendar year 2026 required by the 2025 Federal Budget Act (the “FBA”) enacted on July 4, 2025.

Providers participating in the APM track are exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”), the other QPP participation track. Providers electing the MIPS option receive payment incentives or are subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meeting Promoting Interoperability standards related to the meaningful use of EHRs. Positive payment adjustments are subject to a scaling factor to meet budget neutrality requirements; the maximum negative payment adjustment is 9%.

In addition to the payment changes above, CMS finalized an efficiency adjustment of negative 2.5% for calendar year 2026 that will apply to several thousand non-time-based billing codes for services that CMS believes are likely to have become more efficient over time, such as surgical procedures, diagnostic imaging interpretation, and orthopedic services. Time-based codes, such as those for evaluation and management services, and other codes on an exemption list are not subject to the adjustment. CMS intends to calculate and apply an efficiency adjustment every three years.

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

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct reviews of claims, generally post-payment, to detect and correct improper payments in the fee-for-service Medicare program. The compensation for RACs is based on their review of claims submitted to Medicare for billing compliance, including correct coding and medical necessity, and the amount of overpayments and underpayments they identify. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis and expanded the RAC program to the Managed Medicare program and Medicare Part D. CMS has transitioned some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform audits, investigations and other integrity activities.

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

CMS is implementing a new payment and service delivery model, the Wasteful and Inappropriate Service Reduction (“WISeR”) model, in six states in 2026, including Texas. Under the WISeR model, CMS will contract with technology vendors tasked with using enhanced technologies, including AI, to address compliance with Medicare coverage criteria for selected items and services, which are generally lower acuity procedures, under traditional fee-for-service Medicare. Providers will be required to submit prior authorization requests for the selected items and services or claims will be subject to post-service, pre-payment medical review. Participating technology vendors will receive a percentage of the cost savings resulting from their reviews, adjusted based on performance measures. The model will run for six performance years.

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

Managed Medicare

Under the Managed Medicare program (also known as Medicare Part C, or Medicare Advantage), the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. In addition to covering Part A and Part B benefits, the health insurers may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. CMS makes fee payment adjustments based on service benchmarks and quality ratings and publishes star ratings to assist beneficiaries with plan selection. According to CMS data, approximately half of all Medicare enrollees participate in managed Medicare plans. Starting January 1, 2024, managed Medicare plans must adhere to the two-midnight rule, which requires managed Medicare plans to provide coverage for an inpatient admission when the admitting physician expects the patient to require hospital care that crosses over two midnights. Medicare Advantage enrollment is generally projected to continue to increase over the next decade.

Medicaid

Medicaid programs are funded jointly by the federal government and the states. These programs are administered by states under approved plans and waivers. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. The majority of states adopted Medicaid expansion; however, a number of states, including Texas and Florida, have opted out of the expansion. Among the non-expansion states, the maximum income level required for individuals and families to qualify for Medicaid varies.

The number of individuals enrolled in Medicaid declined in 2025 in comparison to 2024. This continued decline follows a period of increased enrollment that occurred through mid-2023 as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds in states that maintained continuous Medicaid enrollment, among other requirements. The end of the continuous enrollment requirement in 2023, including the resumption of redeterminations for Medicaid enrollees, resulted in significant coverage disruptions and dis-enrollments of Medicaid beneficiaries. Most states have completed the process of unwinding the continuous enrollment provision.

Significant changes are expected in state Medicaid programs as a result of the FBA, including anticipated decreases in Medicaid enrollment. Among other changes, the law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under age 65 in the Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions. State compliance is required by December 31, 2026, but states may choose to implement the mandate earlier. In addition, the FBA increases the frequency of eligibility redeterminations to every six months for adults in Medicaid expansion states, including waiver-based expansion states, starting for redeterminations scheduled on or after December 31, 2026, and increases cost-sharing obligations for enrollees in those states beginning in federal fiscal year 2029.

The FBA is expected to decrease federal Medicaid spending, including as a result of changes to Medicaid eligibility policies and changes to Medicaid financing mechanisms, such as limitations on provider tax arrangements. Currently, most states in which we operate have adopted statewide provider taxes to fund the non-federal share of Medicaid programs within the state. Some states that use provider taxes, including Florida and Texas, rely on local provider taxes that are administered by local governments. For states to be able to draw down federal Medicaid matching funds based on the revenues from provider taxes, the taxes must satisfy federal requirements, including that the taxes be broad-based, uniform and not hold taxpayers “harmless,” subject to limited exceptions. The FBA includes restrictions on provider tax arrangements intended to reduce the federal matching funds received by state Medicaid programs, with greater restrictions in states that have expanded Medicaid, including states with waiver-based expansions. Anticipated CMS rulemaking is expected to bring increased clarity to implementation and subsequent revenue impacts. The FBA prohibits states from establishing new provider taxes or increasing rates of existing provider taxes for state fiscal years beginning on or after October 1, 2026. Beginning in fiscal year 2028, the law reduces the 6% safe harbor limit by 0.5% annually in Medicaid expansion states until the safe harbor limit in those states reaches 3.5% in federal fiscal year 2032, subject to exceptions. In addition, the FBA limits the structure and applicability of provider taxes, such that some taxes on managed care organizations and providers permitted prior to the enactment of the FBA are no longer permissible, subject to transition periods. The FBA also impacts state directed payment arrangements, as further discussed below.

Many states are facing increasing or evolving budgetary pressures, including as a result of the FBA and other recent federal actions. Because most states must operate with balanced budgets and because the Medicaid program may be a state’s largest budget expenditure, many states have adopted or may consider adopting various strategies to reduce their Medicaid expenditures, such as legislation designed to reduce coverage or enroll Medicaid recipients in managed care programs or policies decreasing provider reimbursement. Some states use, or have applied to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. For example, the Texas Healthcare Transformation and Quality Improvement Program, which is operated under a Medicaid waiver, enables the expansion of Medicaid managed care programs in the state and provides funding for uncompensated care. The funding amount to each hospital for uncompensated care is recalculated annually by the state and subject to changes in state policies. The total uncompensated care funding for the state is periodically reassessed by CMS and the state. In recent years, aspects of existing or proposed Medicaid programs have been subject to legal challenge, resulting in uncertainty. Additionally, federal legislation and administrative policies that shape administration of the Medicaid programs at the state level are subject to change. For example, CMS is expected to issue additional rulemaking and guidance regarding implementation of the FBA, and CMS administrators may in the future allow states to impose additional eligibility or enrollment restrictions. Reductions in federal Medicaid funds and increases to state administrative burdens could have a significant impact on Medicaid programs, such as limitations on eligibility or coverage, particularly if states are unable to offset federal funding reductions. Further, some Medicaid expansion states have trigger laws that would end their Medicaid expansion or require other changes if the federal funding match rate is reduced or similar funding restrictions are imposed for Medicaid expansion. These trigger laws vary and most are not directly implicated by the FBA, but some states nonetheless may consider or make changes to Medicaid expansion programs due to related budgetary pressures. These issues are further discussed in Item 1A, “Risk Factors.”

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

Managed Medicaid

Enrollment in managed Medicaid plans has decreased following the end of the Medicaid continuous enrollment policy established under COVID-19 relief legislation, but the plans remain a common strategy as state governments seek to control the cost of Medicaid programs. Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one or more of the designated entities, usually a managed care organization. The provisions of these programs are state-specific. Certain states may direct managed care plans to pass through supplemental payments to designated providers, independent of services rendered, to ensure consistent funding of providers that serve large numbers of low-income patients. In an effort to more closely tie funds to delivery and outcomes, CMS is limiting these “pass-through payments” that are paid by states under managed Medicaid plan contracts and will generally prohibit such payments by July 2027. However, CMS permits new pass-throughs of supplemental provider payments for up to a three-year period when states are transitioning Medicaid populations or services from a fee-for-service system to a managed care system.

Medicaid State Directed and Supplemental Payments

Some states make additional payments to providers through the Medicaid program that are separate from base payments and not specifically tied to an individual’s care. Medicaid supplemental payments may be in the form of payments, such as upper payment limit payments, that are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under waivers authorized by Section 1115 of the Social Security Act. These supplemental reimbursement programs are generally authorized by CMS for a specified period of time and require CMS’ approval to be extended.

In addition, many states have implemented state directed payment (“SDP”) arrangements to direct certain Medicaid managed care plan expenditures. These arrangements, which are generally subject to annual approval by CMS, allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. For example, SDP arrangements may require managed care plans to implement value-based purchasing models or performance improvement initiatives or may direct managed care plans to adopt specific payment parameters, such as minimum or maximum fee schedules for specific types of providers. States are increasingly using SDP arrangements, and some states have converted supplemental payment programs to SDP arrangements, diverting previously available funding. SDP arrangements can be limited to a specific subset of providers, and providers that do not satisfy applicable criteria may be ineligible for payments. If a state is unable to obtain future CMS approvals of these programs, our revenues could be negatively impacted.

The use and nature of SDP arrangements are subject to policy changes. For example, the FBA directs HHS to revise regulations governing SDP arrangements by tying caps on total payment rates paid by Medicaid managed care organizations for specified services, including hospital services, to Medicare payment rates instead of average commercial rates. Several states in which we operate currently tie caps on total payment rates paid by managed care organizations to average commercial rates. Under the revised regulations, rates will generally be capped at 100% of the total published Medicare payment rate in Medicaid expansion states, including states with waiver-based expansions, and at 110% of the total published Medicare payment rate in non-expansion states. The revised regulations will apply to SDP arrangements made for services furnished in the rating periods beginning on or after July 4, 2025. However, the FBA temporarily grandfathers certain SDP arrangements, including those for which an application was submitted to CMS prior to July 4, 2025, for the rating period occurring within 180 days of July 4, 2025, and those that received approval or made a good faith effort to receive approval from CMS prior to May 1, 2025. Beginning with the rating period on or after January 1, 2028, grandfathered SDP arrangements will be reduced by 10 percentage points annually until they reach the allowable payment limits. Certain states in which we operate have submitted applications to CMS for approval where the grandfathered payments we receive could be impacted and, in some instances, increased. Some states have received preliminary grandfathering determinations with application approvals, but we are unable to predict the timing or extent of any additional approvals by CMS and the resulting recognition of the related revenues. In addition, CMS issued a final rule in May 2024 that revised SDP arrangement requirements, including removing regulatory barriers to help states use SDP arrangements to implement value-based purchasing payment arrangements and include non-network providers in SDP arrangements. Further, the rule requires states to ensure each provider receiving an SDP attest by January 1, 2028, that they do not participate in any arrangement that holds taxpayers harmless for the cost of a tax. The various elements of the rule take effect between issuance and early 2028.

Medicaid supplemental payment programs and arrangements continue to evolve, and it is possible that these and other developments and program reviews will result in the restructuring of or other significant changes to supplemental payment programs and SDP arrangements. We are unable to estimate the financial impact that program structure modifications and other program changes, if any, may have on our results of operations. Over the last three years, states in which the majority of our hospitals operate have implemented or enhanced their Medicaid supplemental payment programs and SDP arrangements. Revenues from these programs totaled approximately $6.2 billion, $5.5 billion and $4.4 billion in 2025, 2024 and 2023, respectively.

Disproportionate Share Hospital Payments

Separate from the state-administered programs outlined above, the federal Medicare program makes additional payments to hospitals that treat a disproportionately large number of low-income patients. Disproportionate Share Hospital (“DSH”) payment adjustments are determined annually based on certain statistical information required by HHS and are paid as a percentage addition to MS-DRG payments. The methodology for calculating DSH payment adjustments is affected by shifts in payment policy and is also subject to frequent, ongoing litigation. For example, CMS published a final rule in August 2023 that has been the subject of litigation and that will affect the treatment of patient days paid under demonstrations authorized under Section 1115 of the Social Security Act (including through demonstration-authorized uncompensated and undercompensated care pools) in the Medicaid fraction of the DSH payment formula. Implementation of the 2023 final rule is expected to result in lower DSH payments for hospitals. Separately, lawsuits filed in April 2025 allege that the Medicare DSH calculation inappropriately reduces hospital reimbursement by counting only fee-for-service Medicare patients who received Supplemental Security Income (“SSI”) cash assistance during the inpatient stay, excluding beneficiaries covered under Medicare Advantage and other Medicare and SSI categories. The plaintiffs argue this policy resembles rulemaking previously vacated by the U.S. Supreme Court. CMS also distributes a payment to each DSH hospital that is allocated according to the hospital’s proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals.

The Medicaid program also provides for DSH payments, funded by both the federal government and state governments, which are intended to offset hospital uncompensated care costs. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. Medicaid DSH payments are also affected by shifts in payment policy. For example, CMS published a final rule in February 2024 affecting how states calculate hospital-specific caps for Medicaid DSH payments. The Affordable Care Act and subsequent legislation provided for reductions to the Medicaid DSH hospital program. Under current law, Medicaid DSH payments will be reduced by $8 billion in federal fiscal year 2028.

Value-Based Care Arrangements

Governmental and commercial payers have made efforts to promote value-based purchasing of health care services across the health care industry in recent years. Generally, value-based care aims to hold providers accountable for delivering efficient, effective care, tying provider reimbursement to patient outcomes or related measures. Value-based care arrangements vary in the method for determining payments and the level of risk assumed, among other factors. For example, Medicare reimbursement may be adjusted based on quality and efficiency measures and/or compliance with quality reporting requirements. In addition, CMS websites make available to the public data submitted by hospitals, home health agencies, hospices, and other Medicare-certified providers in connection with Medicare reimbursement claims, including performance data on quality measures and patient satisfaction.

An accountable care organization (“ACO”), an example of a value-based arrangement, is a group of providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. ACOs are intended to promote accountability, coordinate care and produce savings as a result of improved quality and operational efficiency. There are several types of ACO programs, including the Medicare Shared Savings Program (“MSSP”), which is Medicare’s permanent ACO program. Medicare-approved ACOs that achieve quality performance standards while lowering growth in expenditures are eligible to share in a portion of the amounts saved by the Medicare program. Conversely, under some MSSP payment tracks, ACOs may be required to pay shared losses if expenditures exceed an established benchmark. Failure to meet quality performance standards may result in an ACO’s termination from the MSSP. CMS continues to explore strategies to accelerate the growth of and access to ACOs.

The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs, while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMS Innovation Center has implemented bundled payment models in recent years, including the Bundled Payment Care Improvement Advanced program, which ran through December 2025. Participation in bundled payment programs is generally voluntary, but some models are mandatory. For example, beginning in January 2026, CMS requires hospitals in selected geographic areas to participate in a new mandatory bundled payment program, Transforming Episode Accountability Model (“TEAM”), that is focused on five specified surgical procedure episodes. An additional mandatory bundled payment program, the Ambulatory Specialty Model, will begin in January 2027. Participation in this model will be mandatory for specialists treating heart failure and low back pain Medicare beneficiaries in outpatient settings in selected geographic areas.

The CMS Innovation Center released a new strategic direction in 2025, which continues to support the transition from Medicare fee-for-service models to value-based payment and care delivery models. The new strategy is based on three pillars: promoting disease prevention, empowering individuals through information and processes, and driving choice and competition in health care markets. The CMS Innovation Center indicated it will update existing value-based models and release new models consistent with these pillars. Model reviews and new model designs may require that all alternative payment models involve downside risk and that a growing proportion of Medicare and Medicaid beneficiaries are in global downside risk arrangements, among other requirements. The CMS Innovation Center also indicated that it plans to test improvements in Medicare Advantage and Medicaid. Several private third-party payers are increasingly employing alternative payment models, which may increasingly shift financial risk to providers.

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

Managed Care and Other Private Health Insurance Plans

Health insurance coverage offered by private-sector insurance companies is the most common form of health coverage in the United States. Consumers generally obtain private coverage through an employer or by purchasing directly from an insurer, including through the Exchanges. Some individuals who purchase through the Exchanges are eligible for federal financial assistance for coverage, including premium tax credits. Most private plans have a managed care approach, involving a limited network of providers and attempting to control costs and utilization with strategies such as financial incentives and utilization management.

Private health insurance is subject to a complex regulatory framework at both the federal and state levels, often involving multiple governmental entities with overlapping authority. The federal government has taken an increasingly significant regulatory role in recent years, including by establishing various consumer protections applicable to health insurance and through the administration of the federally-facilitated Exchanges. Many recent health care reform efforts have been focused on access to health insurance. For example, CMS issued a final rule in June 2025 that standardizes and shortens the open enrollment period for individual market coverage, both on and off the Exchanges, imposes limitations on eligibility for enrollment through the Exchanges and for premium tax credits, and requires stricter income verification measures, among other changes. However, this rule is currently the subject of legal challenges and, in August 2025, a federal district court issued a nationwide stay of several provisions. In addition, the FBA includes health care policy changes that are expected to impact insurance coverage obtained through the Exchanges by effectively ending automatic renewals of enrollment by requiring pre-enrollment verification and annual re-verification of tax credit eligibility, among other measures. The provisions directly impacting Exchanges under the FBA and the final rule take effect at various times over the next three years.

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private health insurers. Admissions reimbursed by commercial managed care and other insurers were 32%, 32% and 30% of our total admissions for the years ended December 31, 2025, 2024 and 2023, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally have received contracted annual increases to payment rates from managed care payers, there can be no assurance that we will continue to receive increases in the future. Price transparency initiatives may impact our relationships with payers and ability to obtain or maintain favorable contract terms. For example, hospitals are required to publish a list of their standard charges for all items and services, including gross charges, discounted cash prices and payer-specific and de-identified minimum and maximum negotiated charges, in a machine-readable, publicly accessible online file. Further, CMS requires most health insurers to publish online charges negotiated with providers for health care services.

Uninsured and Self-Pay Patients

Self-pay revenues are derived from providing health care services to patients without health insurance coverage and from the patient responsibility portion of payments for our health care services that are not covered by an individual’s health plan. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government health care programs or private third-party payers. Any increases in uninsured individuals, changes to the payer mix or greater adoption of health plan structures that result in higher patient responsibility amounts could increase amounts due from individuals. The No Surprises Act requires providers to provide uninsured and self-pay patients, in advance of the scheduled date for the item or service or upon request of the individual, a good faith estimate of the expected charges for furnishing scheduled items or services, including billing and diagnostic codes. HHS is delaying enforcement with regard to good faith estimates to uninsured individuals that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to the uninsured or self-pay patient exceed the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400), the patient can invoke a patient-provider dispute resolution process to challenge the higher amount.

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2025, approximately 88% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. In addition, federal and some state laws require health insurers to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place.

Health Care Facility Utilization

We believe the most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians and other health care professionals providing patient care within the facility. Generally, we believe the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, quality and condition of the facilities, emphasis on quality of care and convenience for patients and physicians. Other factors that impact utilization include shifts in local population size, local economic conditions and market penetration of managed care programs.

The following table sets forth certain operating statistics for our health care facilities. Health care facility operations are subject to seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months.

	2025	2024	2023
Number of hospitals at end of period	190	190	186
Number of freestanding outpatient surgery centers at end of period(a)	121	124	124
Number of licensed beds at end of period(b)	50,436	49,985	49,588
Weighted average beds in service(c)	42,901	42,633	41,873
Admissions(d)	2,297,065	2,236,595	2,130,728
Equivalent admissions(e)	4,107,152	3,990,085	3,788,434
Average length of stay (days)(f)	4.8	4.8	4.9
Average daily census(g)	29,899	29,581	28,721
Occupancy rate(h)	73%	73%	72%
Emergency room visits(i)	9,946,962	9,789,265	9,342,783
Outpatient surgeries(j)	1,022,812	1,024,998	1,044,415
Inpatient surgeries(k)	545,405	540,704	528,845
Days revenues in accounts receivable(l)	51	54	53
Outpatient revenues as a % of patient revenues(m)	38%	38%	38%

(a)
Excludes freestanding endoscopy centers (31 at December 31, 2025, 26 at December 31, 2024 and 24 at December 31, 2023).
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

Competition

Generally, other hospitals and facilities in the communities we serve provide services similar to those we offer. Additionally, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers, diagnostic and imaging centers and other medical facilities in the geographic areas in which we operate continues to increase. As a result, most of our hospitals and other facilities operate in a highly competitive environment. In some cases, competing facilities are more established than we are. Some competing facilities are physician-owned or are owned by tax-supported government agencies, and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our facilities and may provide the tax-supported or not-for-profit entities an advantage in funding capital expenditures. In certain localities, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at most of our hospitals. We also face competition from specialty hospitals and from both our own and unaffiliated freestanding ASCs for market share in certain high margin services.

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

Two of the most significant factors that impact the competitive position of a hospital are the number and quality of physicians affiliated with or employed by the hospital. Although physicians may at any time terminate their relationship with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital based on the quality and scope of services the hospital renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, technology, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, technology, equipment, employees and services for physicians and patients. As part of these efforts, we are implementing a new EHR platform across our facilities that is designed to help improve care coordination, enhance data integrity and interoperability, and drive operating efficiencies and cost savings. Our hospitals face competitors that are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models.

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

Certificates of Need

In some states where we operate hospitals and other health care providers, the construction or expansion of health care facilities, the transfer or change of ownership of existing facilities, capital expenditures and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded health care facilities and services or other change. Failure to provide required notifications or obtain necessary state approvals can result in the inability to expand facilities, complete an acquisition or expenditure or change ownership or other penalties.

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

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, recruitment agreements and personal service arrangements. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. Although there is an exception for a physician’s ownership interest in an entire hospital, the Affordable Care Act prohibits physician-owned hospitals established after December 31, 2010, from billing for Medicare or Medicaid patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare or Medicaid. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

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

Other Fraud and Abuse Provisions

Certain federal fraud and abuse laws apply to all health benefit programs and provide for criminal penalties. The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services and cost report fraud. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any business entities and any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, billing Medicare amounts that are substantially in excess of a provider’s usual charges, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider, contracting with an individual or entity known to be excluded from a federal health care program, making or accepting a payment to induce a physician to reduce or limit services, and soliciting or receiving any remuneration in return for referring an individual for an item or service payable by a federal health care program. Like the Anti-kickback Statute, these provisions are very broad. Civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying, or obtaining actual knowledge of, the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments and accurately prepare cost reports.

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

Health Information Privacy, Security and Interoperability

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and implementing regulations require covered entities, including health plans and most health care providers, to protect the privacy and security of individually identifiable health information, known as “protected health information,” facilitate individual rights with respect to protected health information, including the right to access such information, and use uniform electronic data transaction standards and code sets for certain health care claims and payment transactions submitted or received electronically. Certain provisions of the security and privacy regulations apply to business associates (entities that handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

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

In addition to HIPAA, we are subject to many other federal and state laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal information, some of which are more restrictive than HIPAA or apply to other types of information. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches, and various state laws and regulations require us to notify affected individuals in the event of a data breach involving individually identifiable information. Several states in which we operate have passed comprehensive privacy legislation, and several states, including Florida and Texas, have adopted or are considering “offshoring prohibitions,” which restrict the transfer, storage and access of patient data outside of the United States or North America. Providers subject to these statutes may not be able to rely on outside vendors who operate overseas to store or handle such records. State laws and regulations often provide for civil penalties for violations and some provide a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation. Privacy and security-related laws and regulations continue to evolve, often have far-reaching effects and may require us to incur substantial expenses to comply. Our Privacy and Information Protection and Security Departments monitor our compliance with HIPAA and other federal and state privacy and security laws and regulations. Privacy and security requirements have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital that has been notified of a patient’s pending arrival in a non-hospital owned ambulance. In enforcement actions, the government has broadly interpreted a hospital’s obligations with respect to screening and stabilizing patients who present with a psychiatric emergency. EMTALA does not generally apply to individuals admitted for inpatient services. The government has expressed its intent to investigate and enforce EMTALA violations actively. Hospitals may face conflicting interpretations by courts and federal and state law enforcement agencies regarding EMTALA’s requirements in relation to state laws that limit access to abortion or other reproductive health services. For example, in May 2025, CMS rescinded EMTALA guidance issued to hospitals under the prior presidential administration regarding the preemption of state laws restricting abortion.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. For example, in July 2025, HHS and the DOJ announced the establishment of the DOJ-HHS False Claims Act Working Group, which is focused on coordinating FCA investigations and enforcement actions between the two agencies. Through the national Health Care Fraud and Abuse Control Program, the OIG and the DOJ coordinate federal, state and local law enforcement activities with respect to health care fraud against both public and private health plans. The OIG and DOJ have, from time to time, established national enforcement initiatives that target all hospital providers, focusing on specific billing practices or other suspected areas of abuse. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private third-party payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Price Transparency and Consumer Billing Limitations

The health care industry is subject to various federal and state initiatives and requirements related to price transparency and out-of-network charges. For example, federal regulations require hospitals to publish a list of their standard charges for all items and services, including gross charges, discounted cash prices and payer-specific and de-identified minimum and maximum negotiated charges, in a machine-readable, publicly accessible online file. The current presidential administration has signaled its commitment to advancing price transparency initiatives, including through an executive order issued in February 2025 and a final rule issued in November 2025 that update the requirements for data elements in the machine-readable file, among other changes. Hospitals are also required to publish a consumer-friendly list of standard charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services or, alternatively, maintain an online price estimator tool. CMS may impose civil monetary penalties for noncompliance with these price transparency requirements. Further, CMS requires most health insurers to publish online charges negotiated with providers for health care services. Most health insurers must also provide online price comparison tools to help individuals get personalized cost estimates for covered items and services.

In addition, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills, and several states have implemented similar laws intended to protect consumers. The No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for items and services rendered by out-of-network providers (i.e., prohibits balance billing), subject to limited exceptions. The No Surprises Act also impacts the payment received by an out-of-network provider from a health plan for items and services to which the prohibitions on balance billing apply. For items and services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act establishes an independent dispute resolution (“IDR”) process for providers and payers to handle payment disputes that cannot be resolved through direct negotiations. There are ongoing legal challenges relating to the IDR process, and government agencies have proposed various changes, creating uncertainty and resulting in delays in claims resolution. The No Surprises Act also requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in connection with scheduled items or services, in advance of the date of the scheduled item or service, or upon request of the individual. HHS is delaying enforcement with regard to good faith estimates to uninsured individuals that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to an uninsured or self-pay patient exceed the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400), the patient may invoke a patient-provider dispute resolution process established by regulation to challenge the higher amount.

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

For example, we deploy third-party software programs, and in some instances develop our own software programs, utilizing machine learning/AI, including for use within our network to improve care. The legal framework for AI (particularly in patient care) is rapidly developing and uncertain. HHS imposes transparency requirements for AI and other predictive algorithms used in certified health information technology, such as decision support interventions. In some cases, software can be considered a medical device under the federal Food, Drug, and Cosmetic Act (“FDCA”). Medical devices are subject to extensive regulation by the FDA under the FDCA. In January 2026, the FDA issued revised non-binding final guidance that describes the types of clinical decision support software that the FDA regulates as a medical device. Application of the guidance may result in our current and/or future software programs used by us to provide clinical decision support being subject to FDA regulation. Some states have adopted or are considering additional measures regarding the use of AI within the health care industry. For example, California enacted Assembly Bill 3030, known as the Artificial Intelligence in Health Care Services Bill (“AB 3030”), which requires that any health care facility using generative AI to create patient communications pertaining to patient clinical information ensure that the communications include (i) a disclaimer that the communication was generated by generative AI and (ii) clear instructions describing how a patient may contact a human health care provider or other appropriate person at the health care facility. Further, Utah’s Artificial Intelligence Policy Act (as amended by SB 226) (“AIPA”) requires physicians, nurses and other regulated health care providers to disclose to individuals if they are engaging in a “high-risk” interaction with generative AI, including if the interaction involves the collection of health data or the provision of medical advice or services. Additionally, the Colorado Artificial Intelligence Act (“CAIA”) will impose significant disclosure, documentation, and risk management requirements on developers of and companies that deploy “high-risk” AI systems, including systems used to recommend certain health care decisions. If we or our third-party providers are restricted from using AI as a result of any laws or regulations, it could impact our operations and cause us to incur costs to replace or modify our use of AI. Any failure or perceived failure by us or our third-party providers to comply with AI laws and regulations could result in legal proceedings or investigations, which could result in significant legal costs and potential liability, as well as reputational harm. Further, we expect additional AI-related laws and regulations to come into effect, which could affect our business and financial condition. Further uncertainty with respect to state AI laws has been prompted by the Executive Order issued on December 11, 2025, entitled “Ensuring a National Policy Framework for Artificial Intelligence,” which directs federal regulators to challenge and preempt state laws that the administration views as obstructive to AI innovation. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and it is difficult to anticipate the impact future laws, regulations, standards, or market perception of their requirements may have on our business and the nature and effectiveness of our responses, if any, to these developments.

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

Developments in Health Care Public Policy

The health care industry is heavily regulated. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. Several executive orders have been issued that impact or may impact the health care industry, including measures aimed at restructuring government agencies and eliminating government expenditures and resulting in holds on or cancellations of congressionally authorized spending. In March 2025, HHS announced a significant agency restructuring intended to reduce the HHS workforce and consolidate divisions of the agency. HHS also announced a change in its policy on public participation in rulemaking that may limit the ability of industry participants to receive advance notice of and offer feedback on some policy changes.

Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including Loper Bright Enterprises v. Raimondo. These Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions may increase legal challenges to health care regulations and agency guidance and decisions, and may also result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes.

The health care industry has been and continues to be impacted by health care reform efforts at the federal and state levels. Many recent changes have been aimed at reducing costs and government spending and increasing access to health insurance. For example, the Affordable Care Act increased health insurance coverage through a combination of private sector health insurance requirements, public program expansion and other reforms. However, changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected and may continue to affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if obtained. For example, COVID-19 relief legislation temporarily enhanced the premium tax credits available for purchasing coverage through the Exchanges by lowering premiums and raising income eligibility thresholds, but these enhanced premium tax credits expired at the end of 2025. Their expiration is expected to adversely impact Exchange enrollment and increase the uninsured rate. To address anticipated increases in health insurance premiums for consumers, CMS announced in September 2025 expanded eligibility for high-deductible catastrophic health insurance plans. The FBA also includes several health care policy changes that are expected to impact insurance coverage obtained through the Exchanges, and a final rule issued by CMS in June 2025 makes other changes intended to address affordability, consumer protections and integrity of the Exchanges. The June 2025 rule is the subject of legal challenges and, in August 2025, a federal district court issued a nationwide stay of several provisions. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Health care providers may also be significantly impacted by reforms to the Medicaid program, including changes resulting from legislation and administrative actions at the federal and state levels. Changes at the federal level may impact funding for, or the structure of, the Medicaid program and may shape administration of the program at the state level. For example, as further discussed in Item 1, “Business – Sources of Revenue – Medicaid,” the FBA includes significant health care policy reforms that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. Among other changes, the law limits eligibility for Medicaid, including by imposing work or community engagement requirements for adults in Medicaid expansion states, and limits some Medicaid financing mechanisms, including through restrictions intended to reduce the federal matching funds received by state Medicaid programs. Reductions in federal matching funds and increased state obligations and administrative burden could have significant effects, such as resulting in state limitations on eligibility or coverage or changes to Medicaid expansion programs, particularly if states are unable to offset reductions. In addition to implementing changes mandated through legislation, CMS administrators may make changes to Medicaid payment models and may impose new restrictions or grant states additional flexibility in the administration of state Medicaid programs. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards. The Medicaid landscape is constantly evolving as the federal and state governments consider and test various models of delivery and payment system reform.

There is also uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminate some or all of the consumer protections established by the Affordable Care Act. Other recent initiatives and proposals include those aimed at price transparency and out-of-network charges, which may impact prices and the relationships between health care providers, insurers and patients. Reform efforts could also include changes to Medicare reimbursement, such as new or expanded site-neutral payment policies that may reduce payments received or further attempts to equate rates of reimbursement for outpatient hospital services with payment for similar services provided in other patient care settings. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms. For example, in recent years, there have been trends influenced by private and/or public payers toward enrollment in managed care programs, favoring outpatient care over inpatient care, and provider consolidation. These issues are further discussed in Item 1A, “Risk Factors.”

General Economic and Demographic Factors

The health care industry is impacted by the overall U.S. economy. Budget deficits at the federal level and within some state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals and other providers. We anticipate that federal and state budget deficits, the growing magnitude of Medicare and Medicaid expenditures and the aging and health status of the U.S. population, among other factors, will continue to place pressure on government health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and increased difficulties in collecting patient receivables for copayment and deductible amounts.

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

While we currently believe that compliance with existing environmental laws and regulations does not have a material impact on our operations, changes in consumer preference and legislation or regulatory requirements may affect our costs associated with compliance, the operation of our facilities and supplies and our financial performance.

Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by one of our insurance subsidiaries for losses up to $120 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

We purchase, from unrelated insurance companies, coverage for cybersecurity incidents, directors and officers liability and property loss in amounts and subject to terms of coverage that we believe to be reasonable.

Human Capital Resources

Our workforce consists of approximately 320,000 employees (as of December 31, 2025), including approximately 90,000 part-time and PRN employees (references herein to “employees” or “colleagues” refer to employees of our affiliates). Our Board of Directors and its committees oversee human capital matters through regular reporting from management and advisors.

Culture and Values

We believe HCA Healthcare’s culture, grounded in our mission and values, helps drive our success. We strive to foster a culture of compassion and respect, across our system, to provide high-quality care for our patients, unlock opportunities for our colleagues and improve the health of our communities. Our policies prohibit discrimination on the basis of age, gender, disability, race, color, ancestry, citizenship, religion, pregnancy, sexual orientation, gender identity or expression, national origin, medical condition, marital status, veteran status, payment source or ability, or any other basis prohibited by federal, state or local law.

We encourage you to review our 2025 Impact Report (available at www.hcahealthcareimpact.com) for more detailed information regarding how we foster care and respect for our patients and colleagues. Nothing on our website, including our annual Impact Report or sections thereof, shall be deemed incorporated by reference into this annual report on Form 10-K.

Recruitment and Workforce Development

We are dedicated to being an employer of choice and seek to recruit candidates through a variety of venues and programs. We continue to invest in expanding access to high-quality health care, addressing nursing and physician shortages through Galen College of Nursing and graduate medical education. Additionally, we are developing enterprise-wide, colleague-facing upskilling programs as well as partnering with academic institutions to create training programs that bolster the allied health talent pipeline.

Engagement, Retention and Talent Development

We believe that excellent people make excellence happen and are committed to helping our leaders and colleagues consistently bring our mission to life. We regularly connect with our colleagues, capturing their feedback through rounding, advisory groups, governance councils and surveys, and strive to take appropriate action on identified opportunities. We also have programs designed to support our colleagues throughout their career journeys. By providing education, training and benefits like tuition reimbursement and student loan repayment assistance, we help our colleagues fully realize their potential.

Strong leadership is central to our commitment to advancing care and creating healthier tomorrows. By empowering colleagues to lead with confidence and purpose, we strengthen our culture, elevate the quality of care delivered to patients, and position our organization for continued growth. Through the award-winning HCA Healthcare Leadership Institute and enterprise learning resources, we build critical capabilities and strengthen our talent pipeline. Our focus on leadership development and succession planning prepares today’s leaders and the next generation to guide our organization forward and expand our impact on the communities we serve.

Compensation and Benefits

To recruit and retain a highly qualified and engaged workforce, we offer a comprehensive and competitive mix of compensation and benefits programs designed to attract, retain, recognize and reward performance and meet the varying needs of our employees. In addition to competitive wages, we offer short- and long-term incentive programs, an employee stock purchase plan, a 401(k) plan that offers matching Company contributions, health care and insurance benefits, flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance and well-being programs, volunteer opportunities, and tuition and student loan payment assistance—all tailored to market conditions, local laws and regulations and other factors as needed across our employee base to meet our employees’ needs and further our business objectives.

Health, Safety and Wellness

We focus on supporting colleagues in ways that are designed to have a positive impact on their physical, mental and financial health so they can take care of themselves, their families, their patients and each other. These resources and programs include counseling, fertility and menopause care, financial and retirement planning, consumer discounts and insurance, and family benefits.

Serving the Community

We provide opportunities for our colleagues to get involved and be a part of something bigger than our organization. We believe our collective talents can better help the communities we serve when we join forces with other leading organizations. Through research, partnerships, leadership and investments, we are tackling problems in our communities and throughout the health care industry. We also support the HCA Healthcare Foundation in promoting health and well-being in the communities HCA Healthcare serves through leadership, service and financial support to non-profit organizations.

Labor Matters

We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. As of December 31, 2025, certain employees at 35 of our domestic hospitals are represented by various labor unions. It is possible that employees at additional hospitals may unionize in the future, or employees currently represented by labor unions may choose to reject that representation. We have not experienced work stoppages that have materially or adversely affected our business or operational results. However, it is possible that a material work stoppage at one or more of our hospitals may occur in the future.

Many hospitals and health care systems across the nation, including our own, have experienced challenges related to labor costs and turnover. Nurse and medical support personnel availability and retention can present significant operational issues for our hospitals and other facilities, including capacity and growth constraints, reduced patient satisfaction, reduced physician satisfaction, impacts on services offered and increased costs. To address these challenges, we have implemented several initiatives to improve retention, recruitment, compensation and productivity. While these efforts alleviated some of the competitive pressures we faced in 2025, there can be no assurance we will not experience operational impacts due to the costs and availability of nurse and medical support personnel in the future.

We may be required to enhance wages and benefits to recruit and retain nurses and other medical support personnel. Additionally, we may need to utilize more expensive temporary or contract personnel. As a result, our labor costs could increase at rates in excess of historical levels. We also depend on the available labor pool of employees in each of the markets in which we operate to fill other necessary positions. If there is additional union organizing activity, or a significant portion of our employee base unionizes, our costs could increase. In addition, we operate in states that have adopted mandatory nurse staffing ratios or that have mandated staffing committees to develop staffing plans. If these, or any, states reduce mandatory nurse-to-patient ratios or mandate other measures to regulate staffing, our compliance with such measures could significantly affect labor costs and have an adverse impact on revenues if we are required to limit patient admissions to comply.

Employed and Affiliated Physicians

Physicians are integral to the success of our hospitals in delivering quality care to our patients. Our hospitals are staffed by licensed physicians, including both employed and affiliated physicians. Some physicians provide services in our hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and set compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve their acceptance to the staff. Members of the medical staff of our hospitals often also serve on the medical staff of other hospitals. They may terminate their affiliation with one of our hospitals at any time. We continue to experience increasing competition to recruit and retain quality physicians, as well as increasing contracting costs with hospital-based physicians.

Information about our Executive Officers

As of February 1, 2026, our executive officers were as follows:

Name	Age	Position(s)
Samuel N. Hazen	65	Chief Executive Officer and Director
Jennifer L. Berres	55	Senior Vice President and Chief Human Resources Officer
Michael S. Cuffe, M.D.	60	Executive Vice President and Chief Clinical Officer
Jon M. Foster	64	Executive Vice President and Chief Operating Officer
Michael A. Marks	56	Executive Vice President and Chief Financial Officer
Michael R. McAlevey	62	Executive Vice President — Chief Legal and Administrative Officer
Erica L. Rossitto	48	Senior Vice President and Chief Nurse Executive

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

Michael S. Cuffe, M.D. was appointed Executive Vice President and Chief Clinical Officer effective January 1, 2022. He previously served as President — Physician Services Group from October 2011 through December 2021. From October 2011 to January 2015, Dr. Cuffe also served as a Vice President of the Company. Prior to that time, Dr. Cuffe served Duke University Health System as Vice President for Ambulatory Services and Chief Medical Officer from March 2011 to October 2011 and Vice President Medical Affairs from June 2005 to March 2011. He also served Duke University School of Medicine as Vice Dean for Medical Affairs from June 2008 to March 2011, Deputy Chair of the Department of Medicine from August 2009 to August 2010 and Associate Professor of Medicine from March 2005 to October 2011. Prior to that time, Dr. Cuffe served in various leadership roles with the Duke Clinical Research Institute, Duke University Medical Center and Duke University School of Medicine.

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

Michael R. McAlevey was appointed Executive Vice President — Chief Legal and Administrative Officer of the Company, effective April 1, 2024. Mr. McAlevey previously served as Senior Vice President and Chief Legal Officer from January 2022 through March 2024. Prior to joining HCA, Mr. McAlevey served in senior legal and executive roles at General Electric, most recently as Vice President, General Counsel and Business Development Leader for GE Healthcare since 2018. Prior to that, he served as General Counsel and Business Development Leader for GE Aerospace from 2011 to 2018 and Chief Corporate, Securities and Finance Counsel for GE from 2003 to 2011. Before joining GE, Mr. McAlevey served as Deputy Director of the United States Securities and Exchange Commission’s Division of Corporation Finance from 1998 to 2002.

Erica L. Rossitto was appointed Senior Vice President and Chief Nurse Executive, effective February 1, 2026. She previously served as Senior Vice President and Assistant Chief Nurse Executive from December 2023 through January 2026. Prior to that time, Ms. Rossitto served as Vice President and Group Chief Nurse Executive — American Group & Atlantic Group from April 2022 to November 2023 and Vice President and Group Chief Nurse Executive — American Group, Clinical Operations Group from September 2020 to March 2022. Ms. Rossitto joined HCA in 2000 as a nurse at HCA HealthONE Swedish.

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

As of December 31, 2025, our total indebtedness was $46.492 billion. As of December 31, 2025, we had availability of $5.779 billion under our senior unsecured credit facility (after giving effect to all issued and outstanding letters of credit and our intention to maintain a minimum available borrowing capacity equal to the aggregate amount outstanding under the commercial paper program ($2.207 billion as of December 31, 2025)). Our indebtedness could have important consequences, including:

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

We may find it necessary or prudent to refinance our outstanding indebtedness, the terms of which refinancing may not be favorable to us. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the then current global economic and financial conditions which affect the availability of debt financing and the rates at which such financing is available. In addition, our ability to incur secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. Downgrades in our credit ratings may also negatively affect availability of debt financing and the rates at which such financing is available.

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

Under our senior unsecured credit facility, we are required to satisfy and maintain a specified financial ratio. Our ability to maintain this financial ratio may be affected by global economic and financial conditions or other events beyond our control, and there can be no assurance we will continue to maintain this ratio. A breach of this or any other covenant could result in a default under our senior unsecured credit facility, upon which the lenders thereunder could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, which would also result in an event of default under a significant portion of our other outstanding indebtedness. In a scenario where the repayment of borrowings is accelerated, there can be no assurance there will be sufficient assets to repay our senior unsecured credit facility and our other indebtedness.

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

Economic conditions, including macroeconomic uncertainties and inflationary pressure, workforce burnout, and public health conditions and other factors, have exacerbated workforce competition, personnel shortages and capacity constraints. New limitations on federal loan eligibility, other student loan changes imposed pursuant to the FBA and changes to immigration policies may also impact health care personnel shortages. We may be required to increase wages and benefits to recruit and retain nurses and other medical support personnel and to hire more expensive temporary or contract personnel.

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

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admission and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to their employment or affiliation with our hospitals. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice and instead affiliate with us and use our facilities as an extension of their practices. In many of the markets we serve, physicians may have admitting privileges at other hospitals in addition to our hospitals. We continue to face increasing competition to recruit and retain quality physicians, as well as increasing costs to contract with hospital-based physicians. Such physicians may terminate their affiliation with our hospitals at any time. Some states have enacted restrictions on the provision of certain procedures or types of care, which may impact providers’ recruitment and retention efforts in those states. We anticipate facing increased challenges with recruitment and retention as a significant portion of the current physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. Moreover, changes in immigration policies could reduce the availability of international physicians. If we are unable to recruit and retain quality physicians to affiliate with our hospitals, enter into contractual arrangements with hospital-based physicians, or provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, our admissions may decrease, our operating performance may decline, and our capacity and growth prospects may be materially adversely affected.

We may be unable to attract, hire and retain a highly qualified workforce, including key management.

The talents and efforts of our employees, particularly our key management, are vital to our success. The members of our management team have significant industry experience, and if any member of our management team leaves the Company unexpectedly, such member would be difficult to replace. While we have adopted succession plans to prepare for such an event, our succession plans may not result in a successful transition. Further, institutional knowledge may be lost in any potential managerial transition. We may be unable to retain key management or attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified employee talent or failure to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success.

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

We, directly and through our vendors and other third parties, collect and store on networks, devices and technology platforms sensitive information, including intellectual property, proprietary business information, protected health information of our patients and personally identifiable information of our employees, patients and consumers. Our facilities use EHR and other information systems and medical devices that store or transmit information that are integral to the provision of patient care, and these systems and devices are increasingly connected to the internet, hospital networks and other medical devices. The secure maintenance of this information and technology is critical to our business operations.

We have implemented multiple layers of security measures, including cybersecurity and information security systems, protocols and monitoring procedures, intended to protect the confidentiality, integrity and availability of our data and the systems and devices that store and transmit such data. In addition, we rely on various third parties to have appropriate controls to protect our information that is on their systems or otherwise in their control, and we seek to obtain assurances that such third parties will protect our information. However, despite our efforts to mitigate our exposure to cyberattack, even an advanced internal control environment is vulnerable to compromise. We have seen, and believe we will continue to see, widespread vulnerabilities that could affect our or other third parties’ data or systems. We rely on a substantial number of employees, contractors, personnel, hardware, software, applications, and third-party vendors, platforms and technologies, each of which may represent an attack surface for threat actors. Threats from malicious actors, including nation-state actors and ransomware groups, new vulnerabilities and advanced new attacks against our, or our vendors’, information systems and devices create risk of cybersecurity incidents, including ransomware, malware and phishing incidents, in which third parties attempt to fraudulently induce our employees or our vendors’ employees into disclosing usernames, passwords or other sensitive information, which can in turn be used for unauthorized access to our or our vendors’ systems. We, our vendors and other third parties have experienced cybersecurity incidents in the past and continue to be the target of attempted cybersecurity and other threats that could have a significant impact on our business, including threats by third parties seeking to access, misappropriate, corrupt, or manipulate our information or disrupt our operations. We expect that we, our vendors and other third parties will continue to experience an increase in cybersecurity threats in the future, both directly and indirectly through threats targeting third parties, as the volume and intensity of cyberattacks on hospitals, health systems and other health care entities continue to increase. Furthermore, because the tools and techniques used by attackers change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We, our vendors and other third parties may experience security incidents that may remain undetected for an extended period. Even if identified, we, our vendors and other third parties may be unable to adequately investigate or remediate incidents or breaches, including due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. State-sponsored threat actors are increasingly targeting critical infrastructure sectors, including health systems and other critical infrastructure on which we rely. Increasing use of AI technologies in our internal systems may create new attack surfaces or methods for threat actors, and threat actors may use AI technologies to make cyberattacks more difficult to detect, contain or mitigate. Internal access management failures could also result in the compromise or unauthorized exposure of confidential data. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture, or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise cybersecurity or information security. There can be no assurance that we or our vendors and other third parties will not be subject to additional cybersecurity threats and incidents that bypass our or their security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our or their information systems, devices or business, including our ability to provide various health care services. In such an event, we may incur substantial costs, including but not limited to, costs associated with remediating the effects of the cybersecurity or information security incident, costs for security measures to guard against similar future incidents and costs to recover data. Further, consumer confidence in the integrity and security of personal information and critical operations data in the health care industry generally could be shaken to the extent there are successful cyberattacks at other health care services companies, which could have a material, adverse effect on our business, financial position or results of operations.

Cybersecurity, privacy, physical security, operational resiliency and the continued development and enhancement of our controls, processes and practices designed to protect our facilities, information systems and data from attack, damage or unauthorized access remain a priority for us. However, as cyber threats continue to evolve, along with their increased volume and sophistication, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or incidents, and such measures may decrease the efficiency of our operations. We may also be required to expend additional resources to comply with evolving federal, state and industry requirements related to cybersecurity and information security, including those focused on health care providers. Although, to date, no cyberattack or other information or security breach has resulted in material losses or other material consequences to us, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical cybersecurity, information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover our losses in excess of what we self-insure, or all types of claims that may arise. The occurrence of any of these events could result in (i) harm to patients; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security, breach notification and consumer protection laws, common law theories or other applicable laws; (v) reputational damage; and (vi) foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

Our operations could be impaired by a failure in or breach of our information systems or those of third parties on whose systems our business relies.

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

We have taken precautionary measures designed to prevent problems that could affect our information systems. Nevertheless, there can be no assurance that our business continuity, technology change and information security response plans will effectively mitigate our operational risks. We or our vendors and other third parties upon whom we rely may experience system failures and disruptions. The occurrence of any system failure could result in business interruptions or delays, the loss or corruption of data and cessations or interruptions in the availability of systems, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

Health care technology initiatives, particularly those related to sharing patient data and interoperability and AI, involve risks that may adversely affect our operations.

The federal government is promoting the adoption of health information technology and the nationwide health information exchange to improve health care. For example, HHS incentivizes the adoption and meaningful use of certified EHR technology through its Medicare Promoting Interoperability Program and Quality Payment Program. Eligible hospitals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Eligible health care professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. Therefore, if our hospitals and employed professionals are unable to properly adopt, maintain and utilize certified EHR systems, any resulting payment adjustments may have an adverse effect on our financial condition and results of operations.

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

Current and future initiatives related to health care technology, data sharing and interoperability may require changes to our operations, impose new and complex compliance obligations and require investments in infrastructure. In particular, AI is driving innovation and, in some cases, augmenting risks related to health care technology. For example, our physicians are adopting the use of generative AI to assist with the taking of patient medical notes, among other tasks. We may also use AI in health care-related administrative tasks, including in the collection of patient accounts receivable. Rapid changes in technology driven by AI may require us to expend significant resources to acquire, develop, implement and maintain that technology. Failure to integrate these technologies in a timely, cost-efficient and resource-efficient manner may impede our ability to deliver health care services in a competitive manner. There is also a risk that our confidential information becomes part of a model that is accessible by other third-party AI applications or users as a result of a cybersecurity incident or a third-party AI developer’s violation of our vendor engagement terms.

The development of AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency and reliability. For instance, AI models used by us or third-party vendors may be based on biased, inaccurate or deficient datasets, which could result in inaccurate or misleading outputs. Ineffective or inadequate AI development or deployment practices by us or third-party developers or vendors, including any disruptions, errors or failures of AI systems once implemented, could result in unintended consequences. Should the use of AI technologies fail to operate as anticipated or not perform as specified, including any biases or errors in the outputs of AI, patient care may be affected, legal claims may be asserted against us and our reputation may be harmed. Further, federal and state requirements regarding the use of AI by health care providers continue to evolve and could conflict as administrations take differing approaches to evolving AI. For example, HHS imposes transparency requirements for AI and other predictive algorithms that are part of certified health information technology. Some states have adopted or are considering additional measures regarding the use of AI within the health care industry. For example, California’s AB 3030 requires that certain disclaimers and instructions be provided to patients if generative AI is used to create patient communications pertaining to patient clinical information. In addition, Utah’s AIPA requires that physicians, nurses and other regulated health care providers disclose when an individual is interacting with generative AI in a “high-risk” manner, including the collection of health data or the provision of medical advice or services. Further, in Colorado, the CAIA will impose significant requirements on companies that use AI systems to recommend certain health decisions. If we or our third-party providers are restricted from using AI as a result of any laws or regulations, it could impact our operations and cause us to incur costs to replace or modify our use of AI. We may be subject to financial penalties or other disincentives or experience reputational damage for failure to comply with applicable laws and regulations. In addition, any failure or perceived failure by us or our third-party providers to comply with applicable AI laws and regulations could result in investigations or legal proceedings, which could result in significant legal costs and potential liability.

Failure to effectively manage change associated with our technology, resiliency and other initiatives, including with respect to the implementation of a new EHR platform, may adversely affect our business, services and results of operations.

We utilize multiple integrated software and hardware operating systems across our operations, including in our hospitals. Although we continually monitor these systems and strive to design our policies, programs and processes to preserve or manage these systems, such processes may not be effective and are subject to weaknesses and failures, including human error, data limitations, process delays, system outages, cybersecurity incidents or failed controls. Failure to effectively preserve or manage data accurately, timely and completely may adversely affect its quality and reliability and impair our ability to manage business needs, the provision of care, strategic decision-making and operations. We employ change management methodologies to plan, test and execute system upgrades and improvements. However, we cannot guarantee that our systems will operate as designed or that the implementation of new systems or upgrades will not be subject to excessive costs or disruptions to our operations or business.

We are implementing a new EHR platform across our facilities, which is complex and time-intensive. Significant internal and external resources have been, and will continue to be, required for successful implementation, including resources to train colleagues. Complexity or delay in implementation may require substantial additional time and expense and divert management’s attention from other strategic priorities, which, in turn, could adversely affect our business, results of operations or financial condition. While we have taken steps intended to mitigate implementation risks, including staged deployments in certain facilities, there is no guarantee these mitigation efforts will be effective.

Further, we are executing financial resiliency initiatives designed to generate efficiencies and cost reductions that we expect will offset in part the adverse effects on our business from recent health care policy reforms, including the expiration of the enhanced premium tax credits and changes resulting from the FBA. Our ability to realize the benefits from these financial resiliency initiatives is subject to known and unknown risks and uncertainties, and failure to realize the expected benefits may have an adverse effect on our business and results of operations.

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

The health care industry is heavily regulated. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population, and enforcement and interpretation of fraud and abuse laws. Several executive orders have been issued that impact or may impact the health care industry, including measures aimed at restructuring government agencies and eliminating government expenditures and resulting in holds on or cancellations of congressionally authorized spending. In March 2025, HHS announced a significant agency restructuring intended to reduce the HHS workforce and consolidate divisions of the agency. Changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including Loper Bright Enterprises v. Raimondo. These Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, expand the time period during which a plaintiff can sue regulators, and may result in inconsistent judicial interpretations and delays in agency rulemaking processes. These decisions may also increase legal challenges to health care regulations and agency guidance and decisions, including, but not limited to, those issued by HHS and its agencies, including CMS, the FDA and the OIG. Impacts of the recent Supreme Court decisions could require us to make changes to our operations and have a material negative impact on our business.

The health care industry has been and continues to be impacted by health care reform efforts and is subject to changing political, regulatory and other influences. For example, the Affordable Care Act expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected and may continue to affect the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if obtained, and may impact our payer mix. For example, COVID-19 relief legislation temporarily enhanced the premium tax credits available for purchasing coverage through the Exchanges by lowering premiums and raising income eligibility thresholds, but these enhanced premium tax credits expired at the end of 2025. We believe the expiration of the enhanced premium tax credits will adversely impact Exchange enrollment and significantly increase the uninsured rate. In addition, the FBA includes several health care policy changes that are expected to impact insurance coverage obtained through the Exchanges, and a final rule issued by CMS in June 2025 makes other changes intended to address affordability, consumer protections and integrity of the Exchanges. The June 2025 rule is the subject of legal challenges and, in August 2025, a federal district court issued a nationwide stay of several provisions. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could increase rates of uninsured and underinsured individuals and destabilize insurance markets. Reductions in the number of insured individuals or the scope of insurance coverage, a decline in patients with private insurance coverage, or an increase in patients covered under governmental health programs or other health plans with lower reimbursement levels may have an adverse effect on our business and results of operations.

In addition, the Medicare and Medicaid programs are subject to change as a result of legislation and administrative actions. For example, some members of Congress have proposed changes intended to accelerate the shift from traditional Medicare to Medicare Advantage. Legislation and administrative actions at the federal level may also impact funding for, or the structure of, the Medicaid program and may shape administration of the Medicaid program at the state level. For example, the FBA includes significant health care policy reforms that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. Among other changes, the law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under age 65 in Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions. The law also makes significant changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs, with greater restrictions in states that have expanded Medicaid. It is difficult to predict the ultimate effects of the FBA, as it is a complex law that mandates various changes over time and we expect additional rulemaking and guidance from federal agencies regarding implementation. However, reductions in federal matching funds and increased state obligations and administrative burden could result in state limitations on Medicaid eligibility or coverage, among other effects, particularly if states are unable to offset reductions in federal funding. Some states have trigger laws that would end their Medicaid expansion or require other changes if the federal funding match rate is reduced or similar funding restrictions are imposed for Medicaid expansion. Although most of these trigger laws are not directly implicated by the FBA, some states may nonetheless consider or make changes to Medicaid expansion programs due to related budgetary pressures. In addition to implementing changes mandated through legislation, CMS may make changes to Medicaid payment models and may impose new restrictions or grant states additional flexibility in the administration of state Medicaid programs. Other health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices, our relationships with patients, payers or ancillary providers (such as anesthesiologists, radiologists and pathologists) and our competitive position, and site-neutral payment policies, which may reduce the reimbursement we receive. Some states are considering or have imposed rate-setting measures, including limits on hospital rates. Other industry participants, such as private payers and large employer groups and their affiliates, may also introduce financial or delivery system reforms.

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

A significant portion of our patient volume is derived from government health care programs, principally Medicare and Medicaid. Specifically, we derived 45.4% of our revenues from the Medicare and Medicaid programs in 2025. However, federal and state governments have made, and continue to make, significant modifications to the Medicare and Medicaid programs through statutory and regulatory changes, administrative rulings and other interpretations and determinations. These changes may include, for example, reductions to reimbursement levels and to supplemental payment programs, funding restrictions, limitations on scope of coverage or patient eligibility, and changes affecting utilization review. These and other changes may impact the scale and scope of the Medicare and Medicaid programs, may reduce the reimbursement we receive, may affect the cost of providing services to patients and could otherwise adversely affect our business and results of operations. In addition, delays or issues implementing reimbursement-related rules, including periodic payment updates for government programs, and interruptions in the distribution of governmental funds could have an adverse impact on our business.

In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under the Medicare program. For example, Congress established automatic spending reductions, referred to as sequestration, under the BCA, resulting in a 2% reduction in Medicare payments that extends through the first five months of federal fiscal year 2033. These reductions are in addition to reductions mandated by other laws. It is difficult to predict whether, when or what other deficit or other spending reduction initiatives may be proposed by Congress, but we anticipate that efforts to address the federal budget deficit will continue to place pressures on government health care programs and that future legislation may include additional Medicare spending reductions.

From time to time, CMS revises the reimbursement systems used to reimburse health care providers, including changes to the inpatient hospital MS-DRG system and other payment systems, which may result in reduced Medicare payments. For example, under a site neutrality policy, clinic visit services provided by off-campus provider-based departments are generally not covered as outpatient department services under the outpatient PPS, but instead are paid at the Physician Fee Schedule rate, which is generally substantially lower than the outpatient PPS rate. Further, to address past changes to the 340B Drug Pricing Program that were invalidated by the U.S. Supreme Court, CMS finalized payment reductions under the outpatient PPS. Payment rates were reduced for non-drug services in calendar year 2023, and additional reductions to payments for non-drug item and services took effect in calendar year 2026 and will continue for several years, until the past invalidated payments are offset. These payment policies and future changes to payment policies may adversely impact our results of operations, and any potential legal challenges to changes may take years to resolve. Payment policies for different types of providers and for various items and services continue to evolve. Congress and/or CMS may implement further changes to reimbursement for items or services that result in payment reductions for other items or services or that otherwise affect our business and operations. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from private third-party payers.

Legislation and administrative actions at the federal and state levels may also impact the funding for, or structure or administration of, the Medicaid program, including through changes to Medicaid supplemental payments and SDP arrangements. For example, the FBA includes significant health care policy reforms that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. Among other changes, the law makes significant changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs, such as limitations on provider tax arrangements and SDP arrangements. The FBA requires HHS to revise regulations governing SDP arrangements to cap total payment rates paid by Medicaid managed care organizations for specified services, tying caps to Medicare payment rates instead of average commercial rates, a change that we anticipate will impact payment rates in many states in which we operate, including Texas. It is difficult to anticipate the ultimate effects of the FBA, as it is a complex law that mandates various changes over time and, in many cases, the details of implementation are not yet clear. Further, CMS administrators may make other changes to Medicaid payment models and may impose new restrictions or grant states additional flexibilities in the administration of state Medicaid programs. For example, structural and other changes to Medicaid supplemental payment programs and SDP arrangements, both of which are subject to CMS approval, could result in our revenues from such payments being reduced or eliminated. Among other measures, states may divert funding for SDP arrangements from other payment programs or direct payments to a specific subset of providers, and we may not satisfy applicable criteria.

In addition, several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets and the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Budgetary pressures, which may be heightened during periods of economic weakness, combined with increased spending demands, including as a result of recent federal actions, are creating additional uncertainty and may result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Many states have also adopted, or are considering, legislation or administrative actions designed to reduce coverage, change patient eligibility requirements and/or enroll Medicaid recipients in managed care programs.

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

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal information. Various states in which we operate have passed privacy laws and regulations that impose restrictive requirements on the use, disclosure, transfer and storage of personal information, including restrictions on the offshoring of data, and many other state and federal privacy laws have been proposed. In many cases, these laws are more restrictive or impose more obligations than, and may not be preempted by, the HIPAA privacy and security regulations, may apply to employees and business contacts in addition to patients, and may be subject to new and varying interpretations by courts and government agencies. The potential effects of these laws are far-reaching and may require us to incur substantial expenses, including costs associated with modifying our data processing practices and policies.

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

We send short message service (“SMS”) text messages to patients. We must ensure that our SMS texting practices comply with regulations and agency guidance under the Telephone Consumer Protection Act (the “TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes and text messages as well as similar state laws and regulations. While we strive to adhere to strict policies and procedures that comply with the TCPA and similar state laws, the Federal Communications Commission, the agency that implements and enforces the TCPA, or other federal or state regulatory authorities or private litigants may disagree with our interpretation of such laws, and may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices are not adequate or violate applicable law, all which may subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our SMS texting practices violate the TCPA or similar state laws could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. Moreover, if wireless carriers or their trade associations, which issue guidelines for texting programs, determine that we have violated their guidelines, our ability to engage in texting programs may be curtailed or revoked, which could impact our operations and cause us to incur costs related to implementing alternative solutions.

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

Some states, particularly in the eastern part of the country, require health care providers to provide notice or obtain prior approval under a CON program for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. We currently operate health care facilities in a number of states with CON laws or that require other types of approvals for the establishment or expansion of certain facility types or services. The failure to obtain any required CON or other required approval or provide a required notice could impair our ability to operate or expand operations. Any such failure could, in turn, adversely affect our ability to attract patients and physicians to our facilities and grow our revenues, which would have an adverse effect on our results of operations.

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

We are also subject to examination by federal, state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the Internal Revenue Service (“IRS”), state and foreign taxing authorities and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

Government agencies and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations. CMS and state Medicaid agencies contract with RACs and other contractors to conduct reviews of claims, generally post-payment, and other program integrity activities to detect and correct improper payments in the Medicare program, including managed Medicare plans, and the Medicaid programs. RAC denials are appealable. However, the RAC audit and appeals processes can impose a significant administrative burden on providers, and we may experience delays in appealing RAC payment denials. Private third-party payers may conduct similar payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

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

We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. Many of these actions seek large sums of money as damages and involve significant defense costs. We insure a portion of our professional liability risks through one of our insurance subsidiaries. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover insured claims arising out of the operation of our facilities, although some claims may exceed the scope or amount of the coverage limits of our insurance policies. Our insurance subsidiary has entered into certain reinsurance contracts; however, the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

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

The number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic and imaging centers in the geographic areas in which we operate has increased. Many individuals are seeking a broader range of services at outpatient facilities as a result of the growing availability of stand-alone outpatient health care facilities, the increase in payer reimbursement policies that restrict inpatient coverage and the increase in the services that can be provided on an outpatient basis, including high margin services. Consequently, most of our hospitals operate in a highly competitive environment, which may put pressure on our pricing, ability to contract with third-party payers and strategy for volume growth. Some of the facilities that compete with our hospitals are physician-owned or are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Recent consolidations of not-for-profit hospital entities may intensify this competitive pressure. There is also increasing consolidation in the third-party payer industry, including vertical integration efforts among third-party payers and health care providers, and increasing efforts by payers to influence or direct the patient’s choice of provider by the use of narrow or tiered networks or other strategies. Health care industry participants are increasingly implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models, which may negatively affect our competitive position, including through effects on our recruiting and retention efforts. Other industry participants, such as large employer groups and their affiliates and large retail chains, may intensify competitive pressure and affect the industry in ways that are difficult to predict.

Our hospitals compete with specialty hospitals and with freestanding ASCs and other outpatient providers with regard to certain high margin services and for quality physicians and personnel. If ASCs and other outpatient providers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in operating margin. In states that do not require a CON or other type of approval for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent. Some states that have historically imposed CON or similar prior approval requirements have removed or are considering removing these requirements, which may reduce barriers to entry and increase competition in our service areas. Changes in licensure or other regulations and recognition of new provider types or payment models could also impact our competitive position. If our competitors are better able to attract patients, make capital expenditures and maintain modern and technologically upgraded facilities and equipment, recruit physicians, expand services or obtain more favorable third-party payer contracts at their facilities than our hospitals and other providers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

Any increase in the volume of uninsured patients or deterioration in the collectability of uninsured and patient due accounts could adversely affect our results of operations.

The primary collection risks for our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary third-party payer has paid the amounts covered by the applicable agreement, but patient responsibility amounts (exclusions, deductibles and copayments) remain outstanding. At December 31, 2025, estimated implicit price concessions of $7.674 billion had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect. The estimated cost of total uncompensated care was $4.605 billion for 2025, $4.366 billion for 2024 and $3.720 billion for 2023.

Any increase in the volume of uninsured patients or deterioration in the collectability of uninsured, self-pay and other patient-responsibility accounts receivable could adversely affect our cash flows and results of operations. Our facilities may experience growth in total uncompensated care as a result of a number of factors, including conditions impacting the overall economy and unemployment levels. In addition, federal and state legislatures have in recent years considered or passed various proposals impacting the size of the uninsured or underinsured population. For example, the temporarily enhanced premium tax credits for purchasing coverage through the Exchanges that were established by COVID-19 relief legislation expired at the end of 2025. We expect their expiration will adversely impact Exchange enrollment and increase the uninsured rate. In addition, the end of the continuous enrollment requirement, also part of COVID-19 relief legislation, and the resumption of redeterminations for Medicaid enrollees in 2023 resulted in significant coverage disruptions and dis-enrollments of Medicaid enrollees, and the number of individuals enrolled in Medicaid declined in 2025 in comparison to 2024. The FBA is expected to further adversely affect the uninsured rate, including by requiring pre-enrollment verification of eligibility in a plan with premium tax credits and restricting subsidized marketplace coverage, effectively ending automatic renewals of coverage, and by limiting Medicare and Medicaid eligibility based on immigration status and other factors, among other measures. Other legislative and executive branch initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections, could also increase rates of uninsured and underinsured individuals. It is difficult to predict what, whether, and when legislative and regulatory changes may be made in the future.

We provide uninsured discounts and charity care for individuals, including for those residing in states that choose not to implement the Medicaid expansion or that modify the terms of the program, for undocumented immigrants who are not permitted to enroll in an Exchange plan or government health care programs and for certain others who may not have insurance. Some patients may choose to enroll in lower cost Medicaid plans or other health insurance plans with lower reimbursement levels. We may also be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of health plan structures that shift greater payment responsibility for care to individuals through greater exclusions and copayment and deductible amounts. For example, to address anticipated increases in health insurance premiums for consumers, CMS announced in September 2025 that it would expand eligibility for high-deductible catastrophic health insurance plans. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. For example, the No Surprises Act requires providers to send uninsured and self-pay patients a good faith estimate of expected charges for items and services. The estimate must cover items and services that are reasonably expected to be provided together with the primary item or services, including those that may be provided by other providers. If the uninsured or self-pay patient receives a bill that exceeds the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400), they may initiate a patient-provider dispute resolution process established by regulation.

If our volume of patients with private health insurance coverage declines or we are unable to retain and negotiate favorable contracts with private third-party payers, including managed care plans, our revenues may be adversely affected.

Our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects the revenues and operating results of our facilities. Revenues derived from private third-party payers (domestic only) accounted for 48.9%, 49.5% and 49.0% of our revenues for 2025, 2024 and 2023, respectively.

Private third-party payers, including HMOs, PPOs and other managed care plans, typically reimburse health care providers at a higher rate than Medicare, Medicaid, other government health care programs or uninsured, self-pay patients. If we experience reductions in the volume of patients with private health insurance coverage, our revenues may be reduced. Factors that may cause enrollment in private health insurance to decrease include economic factors, such as increased unemployment and underemployment rates and inflationary pressures, and legislative or regulatory changes that increase barriers to and costs associated with obtaining or maintaining comprehensive coverage, including changes affecting insurance brokers and Exchange navigators, limiting automatic re-enrollment in plans purchased through the Exchanges, or expanding short-term insurance options. We anticipate that several recent developments may adversely affect our revenues by contributing to potential future declines in our volume of patients with private health insurance coverage, including the expiration of enhanced premium tax credits, provisions of the FBA that are expected to impact coverage obtained through the Exchanges, and a final rule issued by CMS in June 2025 focused on affordability, consumer protections and integrity of the Exchanges.

Reimbursement rates are set forth by contract when our facilities are in-network, and payers utilize plan structures to encourage or require the use of in-network providers. Private third-party payers, including managed care plans and payers participating in the Exchanges, continue to demand discounted fee structures, and the ongoing trend toward consolidation among payers tends to increase their bargaining power over fee structures. Payers may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices, impose significantly higher cost-sharing obligations when care is obtained from providers in a disfavored tier or otherwise shift greater financial responsibility for care to individuals. Legislative and regulatory initiatives may accelerate or otherwise impact these trends. Cost-reduction strategies by large employer groups and their affiliates, such as directly contracting with a limited number of providers, may also limit our ability to negotiate favorable terms in our contracts and otherwise intensify competitive pressure.

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

Volume, admission and case-mix trends may be impacted by factors beyond our control, such as changes in volume of certain high acuity services, variations in the prevalence and severity of outbreaks of influenza and other illnesses and medical conditions, seasonal and severe weather conditions, changes in treatment regimens and medical technology and other advances. Further, trends in physician treatment protocols and health plan design, such as health plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies or result in patients seeking care from other providers. Efforts to shift treatment to lower-acuity settings, such as the elimination of Medicare’s inpatient-only list over a three year period beginning in 2026, may reduce our inpatient volumes as various inpatient hospital procedures become eligible for reimbursement by Medicare when performed in outpatient settings and may result in patients seeking care from other providers. Additionally, our operations may be impacted by expansion of in-home acute care models. These and other factors beyond our control may reduce the demand for services we offer and decrease the reimbursement that we receive, which could have a material, adverse effect on our business, financial position and results of operations.

Third-party payer controls designed to reduce costs and other payer practices intended to decrease inpatient services, surgical procedure volumes or reimbursement for services rendered may reduce our revenues.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and private third-party payers designed to reduce admissions, intensity of services, surgical procedure volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to increasingly affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third-party payers and may involve prior authorization requirements. For example, in 2026, CMS is implementing a new payment and service delivery model, the WISeR model, under which technology vendors will use enhanced technologies, including AI, to address compliance with Medicare coverage criteria for selected items and services under fee-for-service Medicare. Providers will be required to submit prior authorization requests or be subject to post-service, pre-payment medical review. In addition, the Medicare program issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient and outpatient service utilization and inpatient occupancy rates and average lengths of stay continue to be negatively affected by third-party payers’ prior authorization requirements, coverage restrictions, utilization review and by pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. In addition, some private third-party payers have implemented downcoding policies to automatically adjust medical claims to reflect lower-cost services. Cost control efforts have resulted in an increase in reimbursement denials, negative adjustments and delays by both governmental and commercial payers, which may decrease the reimbursement we receive and may increase our costs and administrative burden, as additional resources are devoted to collection and documentation efforts. Additionally, the reimbursement we receive may decline as a result of site-neutrality initiatives, which aim to align payment for services across care settings. For example, CMS is phasing out the Medicare inpatient-only list over a three year period beginning in 2026, allowing more procedures to be performed on an outpatient basis, including in the ASC setting. Efforts to impose more stringent cost controls are expected to continue and may have a material, adverse effect on our business, financial condition and results of operations.

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

States are increasingly enacting laws modeled after the federal Hart-Scott-Rodino Act, requiring pre-notification of covered transactions. These laws may specifically target health care transactions and may have broad impacts on closing timetables and approvals. Some states require CONs in order to expand or modify existing facilities or services, and notice or approval related to a CON may be required for the transfer or change of ownership of existing facilities. In addition, the acquisition of health care facilities often involves licensure approvals or reviews and complex change of ownership processes for Medicare and other payers. Further, many states have laws that restrict the conversion or sale of not-for-profit hospitals to for-profit entities. These laws may require prior approval from, or advance notification to, the applicable states’ attorneys general or other regulators and community involvement. Attorneys general in states without specific requirements may exercise broad discretionary authority over transactions involving the sale of not-for-profits under their general obligations to protect the use of charitable assets. These legislative and administrative efforts often focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller and may include consideration of commitments for capital improvements and charity care by the purchaser. Similarly, some states require disclosures regarding structure, financing, markets, anticipated impacts and other information by certain health care entities, including hospitals and physician practices, to state attorneys general or other designated entities in advance of sales or other transactions. Also, the increasingly challenging regulatory and enforcement environment may negatively impact our ability to acquire health care businesses if they are found to have material unresolved compliance issues, such as repayment obligations. Resolving compliance issues as well as completion of oversight, review or approval processes could seriously delay or even prevent our ability to acquire hospitals or other businesses and increase our acquisition costs.

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

We operated 190 hospitals at December 31, 2025, and 102 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented 51% of our consolidated revenues for the year ended

December 31, 2025. This geographic concentration makes us particularly sensitive to regulatory, economic, public health, environmental and competitive conditions in those states. Any material changes in the current payment programs or regulatory, economic, public health, environmental or competitive conditions in those states could have a significant and disproportionate effect on our overall business results.

Our business and operations are subject to risks related to hurricanes, extreme weather events or other natural disasters.

Our hospitals and other facilities, including those in Florida, Texas and other coastal states, are located in regions that have been, and may in the future be, impacted by hurricanes, extreme weather events or other natural disasters, the intensity or frequency of which could be affected by changing global weather patterns. These events could result in, for example, temporary declines in the number of patients seeking our services, closures of our hospitals and related facilities, supply chain disruptions, increased costs of products, commodities and energy (including utilities) and disruptions in our information systems, which in turn could negatively impact our business and results of operations. Our business assets and activities and the communities we serve have been and could in the future be harmed by a particularly active hurricane season or even a single storm. We face the risk of losses incurred as a result of physical damage to our hospitals and related facilities and business interruptions caused by such events. We maintain property insurance coverage for claims in excess of deductibles and self-insured retention levels generally at $110 million per occurrence ($120 million effective January 1, 2026) to address the impact of physical damage to our facilities and for business interruption losses. However, such insurance coverage may be insufficient to cover our losses in excess of what we self-insure, and we may experience a material, adverse effect on our results of operations that is not recoverable through our insurance policies. Additionally, if we experience a significant increase in hurricanes, extreme weather events or other natural disasters that result in material losses we may be unable to obtain similar levels of property insurance coverage in the future.

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

CMS has developed, and is continuing to modify and develop, alternative payment models that are intended to reduce costs and improve quality of care for Medicare beneficiaries. Examples of alternative payment models include bundled payment models in which, depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS. Generally, participation in bundled payment programs is voluntary, but some models are mandatory. For example, beginning January 2026, CMS requires hospitals in selected markets to participate in TEAM, a new model focused on five specified surgical episodes. Beginning January 2027, specialists treating heart failure and low back pain in outpatient settings in selected geographic areas will be required to participate in the Ambulatory Specialty Model. Participation in mandatory or voluntary demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.

The new strategic direction announced by the CMS Innovation Center in 2025 continues to support the transition from Medicare fee-for-service models to value-based payment and care delivery models. The CMS Innovation Center has signaled its intent to modify existing models to align with its current strategy and to implement new models, indicating that features of models may include requirements that all alternative payment models involve downside risk or that some financial risk shift from conveners to providers. The CMS Innovation Center has also indicated that it plans to test improvements in Medicare Advantage and Medicaid.

There are also several state-driven value-based care initiatives. For example, some states have aligned quality metrics across payers through legislation or regulation. CMS has signaled its intent to support value-based initiatives in the Medicaid context, such as through its May 2024 final rule revising SDP arrangement requirements, which reduced state burdens to help states use SDP arrangements to implement value-based initiatives. However, the FBA’s limitations on SDP arrangements may affect states’ ability to continue or increase Medicaid value-based initiatives. In some instances, private third-party payers are also transitioning toward alternative payment models or implementing other value-based care strategies. For example, many large private third-party payers currently require hospitals to report quality data, and several private third-party payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. It may be difficult to predict the nature of these programs, the administrative burden involved, and their effects on our operations. It is unclear whether these and other alternative payment models will successfully coordinate care and reduce costs or whether they will decrease aggregate reimbursement. We are unable to predict our future payments or whether we will be subject to payment reductions under these programs or how this trend will affect our results of operations. If we are unable to meet or exceed the quality performance standards under any applicable value-based purchasing program, perform at a level below the outcomes demonstrated by our competitors, or otherwise fail to effectively provide or coordinate the efficient delivery of quality health care services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payers, causing our revenues to decline.

Risks related to macroeconomic conditions:

Our overall business results may suffer during periods of significant inflation, general economic weakness or recessions or as a result of changing governmental policies.

Our business is impacted by economic conditions in the United States, including periods of significant inflation, higher interest rates or economic weakness or recessions. Also, budget deficits at the federal level and within some state and local government entities have had, and may continue to have, a negative impact on spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant third-party payer sources for our hospitals. We anticipate that the federal deficit, the growing magnitude of Medicare and Medicaid expenditures and the aging and health status trends of the U.S. population will continue to place pressure on government health care programs, and it is possible that future legislation will mandate or otherwise result in additional Medicare and Medicaid spending reductions. There is uncertainty regarding the impact of any failure to increase the “debt ceiling,” and any U.S. government default on its debt could have broad macroeconomic effects. Further, any shutdown of the federal government, failure to enact appropriations or other lapse in appropriations, hold on congressionally authorized spending or interruptions in the distribution of governmental funds could adversely affect our financial results. Additionally, imposed or threatened tariffs have raised, and may continue to raise, the cost of certain medical supplies and products we source from outside the United States. While our response to the currently enacted tariffs has generally managed their impact on our overall cost of supplies, there can be no assurances that we will effectively be able to mitigate the effects of future changes in tariff policy. We have also experienced, and may continue to experience, supply disruptions, shortages, and other incremental costs. We cannot predict whether additional tariffs will be implemented, modified, or rescinded, nor can we predict the impact of further changes to tariff policies on our operations or financial results.

Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in collecting patient receivables for copayment and deductible receivables. Further, inflationary pressures and tariffs may increase operating expenses to a greater degree and faster than reflected in updates to the reimbursement systems of governmental and private payers. General economic conditions, including inflation, when worsening or remaining volatile for an extended period of time, have and may continue to have, a negative impact on our results of operations, liquidity, ability to repay our outstanding debt and trading price of our common stock. These factors may affect the availability, terms or timing on which we may obtain any additional funding and our ability to access our cash. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

We are exposed to market risk related to changes in the market values of securities and interest rates.

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were $588 million at December 31, 2025. These investments are carried at fair value, with changes in unrealized gains and losses related to factors other than credit loss allowances being recorded as adjustments to other comprehensive income. At December 31, 2025, we had net unrealized losses of $14 million on the insurance subsidiaries’ investment securities.

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

The Company declares a regular quarterly cash dividend under our cash dividend program. During 2025, the Board of Directors declared four quarterly dividends of $0.72 per share, or $2.88 per share in the aggregate, on our common stock. On January 26, 2026, our Board of Directors declared a quarterly dividend of $0.78 per share on our common stock payable on March 31, 2026 to stockholders of record at the close of business on March 17, 2026.

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

On November 17, 2006, HCA Inc. was acquired by a private investor group, including affiliates of HCA founder, Dr. Thomas F. Frist, Jr. and certain other investors. Through their investment in Hercules Holding II, Frisco Holding II and other holdings, certain of the Frist-affiliated investors continue to hold a significant interest in our outstanding common stock (approximately 31% as of January 31, 2026). In addition, pursuant to a stockholders’ agreement we entered into with Hercules Holding II, Frisco Holding II and the Frist-affiliated investors, certain representatives of these investors have the continued right to nominate certain of the members of our Board of Directors. As a result, certain of these investors potentially have the ability to influence our decisions to enter into corporate transactions (and the terms thereof) and prevent changes in the composition of our Board of Directors or any transaction that requires stockholder approval.

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

The Audit and Compliance Committee periodically reviews our information technology systems, including cybersecurity processes and procedures regarding cybersecurity threats, data protection and privacy matters, AI, disaster recovery and critical business continuity, and reviews our programs and plans that management has established to monitor compliance with cybersecurity, data protection and privacy compliance programs and test emergency operations preparedness. The Audit and Compliance Committee also receives reports regarding risks associated with our information technology systems and management’s plans for monitoring and testing compliance with cybersecurity, data protection and privacy regulations.

The Audit and Compliance Committee meetings take place on a quarterly basis and include a report from our Chief Information Security Officer (“CISO”) regarding our security programs, including (i) the status on activities under way to support our security strategy, (ii) an overview of the current threat landscape, including emerging threats and trends that may affect us, (iii) key performance measures of security operations and (iv) general security program needs. The security program includes cybersecurity and information security risk management. Our senior security leadership team has an average of 20 years of data security experience, and each member has served in multiple roles within our security programs.

We seek to leverage a comprehensive risk management program aligned with the National Institute of Standards and Technology Cybersecurity Framework 2.0 that encompasses a structured approach to assess, identify, and manage cyber and information security risks. The internal processes for these activities are evaluated for alignment with our objectives and overall risk tolerance. This approach is consistent with our overall risk management efforts. The CISO participates with other senior officers, including the Chief Executive Officer, Chief Information Officer, Chief Financial Officer, Chief Legal and Administrative Officer, Chief Ethics and Compliance Officer, Senior Vice President - Internal Audit Services and others on our risk management committee, which develops and coordinates enterprise cybersecurity and information security policy and strategy, and provides guidance to senior management.

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

We also seek to oversee and identify potential cybersecurity and information security threats and risks relating to suppliers and third-party service providers. These efforts may include due diligence to assess the party’s cybersecurity practices, controls, and compliance with relevant statutes and regulations; the use of contractual agreements that outline certain cybersecurity requirements; and use of outside services to perform ongoing monitoring of select suppliers and third-party service providers. We also collaborate with select third-party suppliers to develop and align incident response plans.

To date, no risks from cybersecurity threats or previous cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cybersecurity threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

Item 2. Properties

The following table lists, by state, the number of hospitals (general, acute care, behavioral and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2025:

State	Hospitals	Beds
Alaska	1	250
California	3	1,402
Colorado	7	2,625
Florida	47	13,384
Georgia	5	1,543
Idaho	2	454
Kansas	5	1,473
Kentucky	2	384
Louisiana	1	380
Missouri	5	1,073
Nevada	3	1,634
New Hampshire	4	768
North Carolina	7	1,292
South Carolina	4	1,121
Tennessee	12	2,698
Texas	55	14,595
Utah	8	1,063
Virginia	11	3,359

International
England	8	938
	190	50,436

In addition to the hospitals listed in the above table, we directly or indirectly operate 121 ASCs and 31 freestanding endoscopy centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.

We maintain our headquarters in approximately 2,002,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During January 2024, January 2025 and January 2026, our Board of Directors authorized share repurchase programs for up to $6 billion, $10 billion and $10 billion, respectively, of the Company’s outstanding common stock. The January 2024 authorization was completed during 2025, and at December 31, 2025, there was $750 million of share repurchase authorization that remained available under the January 2025 authorization. All repurchases made during the fourth quarter of 2025, as detailed below, were made pursuant to the January 2025, share repurchase authorization and were made in the open market.

The following table provides certain information with respect to our repurchases of common stock from October 1, 2025 through December 31, 2025 (dollars in millions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1 - October 31, 2025	2,145,538	$435.50	2,145,538	$2,322
November 1 - November 30, 2025	1,955,664	$475.89	1,955,664	$1,391
December 1 - December 31, 2025	1,330,093	$481.92	1,330,093	$750
Total for Fourth Quarter 2025	5,431,295	$461.41	5,431,295

Our common stock is traded on the New York Stock Exchange (“NYSE”) (symbol “HCA”). During 2025, our Board of Directors declared four quarterly dividends of $0.72 per share, or $2.88 per share in the aggregate, on our common stock. On January 26, 2026, our Board of Directors declared a quarterly dividend of $0.78 per share on our common stock payable on March 31, 2026 to stockholders of record at the close of business on March 17, 2026. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. Our ability to declare future dividends may also from time to time be limited by the terms of our debt agreements. At the close of business on January 23, 2026, there were approximately 490 holders of record of our common stock. See also Item 9B(a), “Other Information,” which information is incorporated by reference into this Item 5.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among HCA Healthcare, Inc., the S&P 500 Index and the S&P Health Care Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
HCA Healthcare, Inc.	$100.00	$157.59	$148.69	$169.23	$189.11	$296.34
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P Health Care	100.00	126.13	123.67	126.21	129.46	148.36

The graph shows the cumulative total return to our stockholders for the five-year period ended December 31, 2025, in comparison to the cumulative returns of the S&P 500 Index and the S&P Health Care Index. The graph assumes $100 invested on December 31, 2020 in our common stock and in each index with the subsequent reinvestment of dividends. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures that contain “forward-looking statements,” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic or business conditions nationally and regionally in our markets, including inflation and the impact of trade policies, including changes in, or the imposition of, tariffs and/or trade barriers; changes in revenues resulting from declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, pharmaceuticals, supply chain or other expenditures; workforce disruptions; supply and pharmaceutical shortages and disruptions (including as a result of tariffs or geopolitical disruptions); and the impact of federal government shutdowns, holds on or cancellations of congressionally authorized spending and interruptions in the distribution of governmental funds, (2) the impact of current and future health care public policy developments and the implementation of new, and possible changes to existing, federal, state or local laws and regulations affecting the health care industry, including the expiration at the end of 2025 of enhanced premium tax credits (“EPTCs”) for eligible individuals purchasing insurance coverage through federal and state-based health insurance marketplaces, changes in the structure and administration of, and funding for, federal and state agencies and programs, and effects of the 2025 Federal Budget Act (the “FBA”), (3) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and the potential for future deficit or other spending reduction legislation that may alter current spending reductions, which include cuts to Medicare payments, or impose additional spending reductions, (5) the ability to achieve operating and financial targets, develop and execute resiliency plans to offset to the extent possible impacts from the FBA, the expiration of EPTCs and tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services, (6) possible reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs and state directed payment arrangements, any of which may negatively impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, (8) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (9) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (10) the highly competitive nature of the health care business, (11) changes in service mix, revenue mix and service volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (12) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (13) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (14) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (15) changes in accounting practices, (16) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, including Hurricanes Milton and Helene, physical risks from changing global weather patterns or similar events beyond our control on our assets and activities and the communities we serve, (25) changes in U.S. federal, state, or foreign tax laws, interpretations of tax laws by taxing authorities, other standard setting bodies or judicial decisions, (26) changes to, and the timing and amount of future approvals (if any) of, state Medicaid directed and supplemental payments and (27) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2025 Operations Summary

Net income attributable to HCA Healthcare, Inc. totaled $6.784 billion, or $28.33 per diluted share, for 2025, compared to $5.760 billion, or $22.00 per diluted share, for 2024. The 2025 and 2024 results include gains on sales of facilities of $37 million, or $0.12 per diluted share, and $14 million, or $0.04 per diluted share, respectively. The 2024 results also include additional expenses and losses of revenues estimated at approximately $250 million, or $0.73 per diluted share, related to Hurricanes Helene and Milton, which impacted our facilities in North Carolina and certain facilities in Florida. Our provisions for income taxes for 2025 and 2024 include tax benefits of $61 million, or $0.25 per diluted share, and $102 million, or $0.39 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 239.495 million shares and 261.806 million shares for the years ended December 31, 2025 and 2024, respectively. During 2025 and 2024, we repurchased 26.739 million and 17.798 million shares, respectively, of our common stock.

Revenues increased to $75.600 billion for 2025 from $70.603 billion for 2024. Revenues increased 7.1% and 6.6%, respectively, on a consolidated basis and on a same facility basis for 2025, compared to 2024. The consolidated revenues increase can be primarily attributed to the combined impact of a 2.9% increase in equivalent admissions and a 4.0% increase in revenue per equivalent admission. The same facility revenues increase resulted primarily from the combined impact of a 2.4% increase in equivalent admissions and a 4.1% increase in revenue per equivalent admission. Our revenues from Medicaid state directed and supplemental payment programs totaled approximately $6.2 billion and $5.5 billion in 2025 and 2024, respectively.

During 2025, consolidated admissions increased 2.7% and same facility admissions increased 2.3%, compared to 2024. Inpatient surgical volumes increased 0.9% on a consolidated basis and 0.4% on a same facility basis during 2025, compared to 2024. Outpatient surgical volumes declined 0.2% on a consolidated basis and 0.5% on a same facility basis during 2025, compared to 2024. Emergency room visits increased 1.6% on a consolidated basis and 1.8% on a same facility basis during 2025, compared to 2024.

The estimated cost of total uncompensated care increased $239 million for 2025, compared to 2024. Consolidated and same facility uninsured admissions increased 1.9% and 1.2%, respectively, and consolidated and same facility uninsured emergency room visits each declined 0.6% for 2025, compared to 2024.

Interest expense totaled $2.248 billion for 2025, compared to $2.061 billion for 2024. The $187 million increase in interest expense for 2025 was primarily due to an increase in the average debt balance.

Cash flows from operating activities increased $2.122 billion, from $10.514 billion for 2024 to $12.636 billion for 2025. The increase in cash flows from operating activities was related primarily to the combined impact of a $1.319 billion increase in net income, excluding gains on sales of facilities and depreciation and amortization, positive changes in working capital of $524 million and a decline in income taxes paid of $104 million.

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

Advance Our Digital and Artificial Intelligence Capabilities. We are investing in digital, data, and artificial intelligence capabilities to improve clinical quality, enhance the experience of our patients and colleagues, and drive operational efficiency at scale. We are focused on developing and deploying secure, enterprise-grade digital and AI-enabled solutions that support clinical decision-making, streamline workflows, reduce administrative burden, and improve the coordination of care. Our strategy emphasizes the use of standardized data platforms, advanced analytics, and responsible AI practices to enable scalable innovation across clinical, operational, and administrative functions, while maintaining appropriate governance, privacy, and security controls. We believe these investments will help us improve patient outcomes, address workforce challenges, enhance efficiencies, and strengthen our ability to deliver high-quality, cost-effective care over the long term. However, our ability to realize these expected benefits is subject to known and unknown risks and uncertainties.

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

Revenues

Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from payers. Estimates of contractual adjustments under managed care health plans are based upon the payment terms specified in the related contractual agreements. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. We have invested significant resources to refine and improve our billing systems and the information system data used to make contractual adjustment estimates. We have developed standardized calculation processes and related employee training programs to improve the utility of our patient accounting systems.

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

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (continued)

Revenues (continued)

To quantify the total impact of and trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2025	2024	2023
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$63,635	$60,056	$55,341
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	9.6%	10.1%	10.5%
Total uncompensated care	$47,966	$43,231	$35,426
Multiply by the cost-to-charges ratio	9.6%	10.1%	10.5%
Estimated cost of total uncompensated care	$4,605	$4,366	$3,720

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

Professional Liability Reserves

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by one of our insurance subsidiaries for losses up to $110 million per occurrence ($120 million effective January 1, 2026), subject, in most cases, to a $15 million per occurrence self-insured retention. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We purchase excess insurance on an occurrence reported basis for losses in excess of amounts insured by our insurance subsidiary. Provisions for losses related to professional liability risks were $651 million, $627 million and $619 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Reserves (continued)

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.883 billion to $2.251 billion at December 31, 2025 and $1.855 billion to $2.221 billion at December 31, 2024. Our estimated reserves for professional liability risks may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2.5% change in the expected frequency trend could be reasonably likely and would increase the reserve estimate by $33 million or reduce the reserve estimate by $32 million. A 2.5% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $126 million or reduce the reserve estimate by $117 million. We believe adequate reserves have been recorded for our professional liability risks; however, due to the complexity of the claims, the extended period of time to resolve the claims and the wide range of potential outcomes, our ultimate liability for professional liability risks could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,360 and 2,120 individual claims at December 31, 2025 and 2024, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and final resolution for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-resolution timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $2.044 billion and $2.131 billion at December 31, 2025 and 2024, respectively. The current portion of these reserves, $578 million and $587 million at December 31, 2025 and 2024, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent reinsurers and excess insurance carriers do not meet their obligations. Reserves for professional liability risks (net of $47 million and $80 million receivable under reinsurance and excess insurance contracts at December 31, 2025 and 2024, respectively) were $1.997 billion and $2.051 billion at December 31, 2025 and 2024, respectively. The estimated total net reserves for professional liability risks at December 31, 2025 and 2024 are comprised of $1.124 billion and $1.059 billion, respectively, of case reserves for known claims and $873 million and $992 million, respectively, of reserves for incurred but not reported claims. The 2025 increase in case reserves for known claims and the corresponding decrease in reserves for incurred but not reported claims is the result of changes in case management processes at our insurance subsidiary that include establishing case reserve estimates earlier and resolving claims quicker.

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2025	2024	2023
Net reserves for professional liability claims, January 1	$2,051	$2,047	$1,983

Provision for current year claims	525	545	573
Unfavorable development related to prior years’ claims	126	82	46
Total provision	651	627	619

Payments for current year claims	12	12	13
Payments for prior years’ claims	690	588	537
Total claim payments	702	600	550

Effect of new retroactive reinsurance contracts	(3)	(23)	(5)
Net reserves for professional liability claims, December 31	$1,997	$2,051	$2,047

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

Revenues increased 7.1% to $75.600 billion for 2025 from $70.603 billion for 2024 and increased 8.7% for 2024 from $64.968 billion for 2023. The increase in revenues in 2025 can be primarily attributed to the combined impact of a 2.9% increase in equivalent admissions and a 4.0% increase in revenue per equivalent admission compared to the prior year. The increase in revenues in 2024 can be primarily attributed to the combined impact of a 5.3% increase in equivalent admissions and a 3.2% increase in revenue per equivalent admission compared to the prior year.

Same facility revenues increased 6.6% for the year ended December 31, 2025 compared to the year ended December 31, 2024 and increased 7.9% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The 6.6% increase for 2025 can be primarily attributed to the combined impact of a 2.4% increase in equivalent admissions and a 4.1% increase in revenue per equivalent admission. The 7.9% increase for 2024 can be primarily attributed to the combined impact of a 4.5% increase in equivalent admissions and a 3.2% increase in revenue per equivalent admission.

Consolidated admissions increased 2.7% during 2025 compared to 2024 and increased 5.0% during 2024 compared to 2023. Consolidated inpatient surgical volumes increased 0.9% during 2025 compared to 2024 and increased 2.2% during 2024 compared to 2023. Consolidated outpatient surgical volumes declined 0.2% during 2025 compared to 2024 and declined 1.9% during 2024 compared to 2023. Consolidated emergency room visits increased 1.6% during 2025 compared to 2024 and increased 4.8% during 2024 compared to 2023.

Same facility admissions increased 2.3% during 2025 compared to 2024 and increased 4.9% during 2024 compared to 2023. Same facility inpatient surgical volumes increased 0.4% during 2025 compared to 2024 and increased 2.2% during 2024 compared to 2023. Same facility outpatient surgical volumes declined 0.5% during 2025 compared to 2024 and declined 1.6% during 2024 compared to 2023. Same facility emergency room visits increased 1.8% during 2025 compared to 2024 and increased 4.9% during 2024 compared to 2023.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Same facility uninsured emergency room visits declined 0.6% and same facility uninsured admissions increased 1.2% during 2025 compared to 2024. Same facility uninsured emergency room visits increased 13.5% and same facility uninsured admissions increased 1.0% during 2024 compared to 2023.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the years ended December 31, 2025, 2024 and 2023 are set forth below.

	Years Ended December 31,
	2025	2024	2023
Medicare	19%	20%	21%
Managed Medicare	27	26	25
Medicaid	4	4	4
Managed Medicaid	11	11	13
Managed care and insurers	32	32	30
Uninsured	7	7	7
	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, and managed care and insurers for the years ended December 31, 2025, 2024 and 2023 are set forth below.

	Years Ended December 31,
	2025	2024	2023
Medicare	20%	20%	22%
Managed Medicare	20	19	18
Medicaid	12	10	9
Managed Medicaid	5	6	6
Managed care and insurers	43	45	45
	100%	100%	100%

At December 31, 2025, we owned and operated 47 hospitals and 27 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $17.856 billion, $16.600 billion and $14.990 billion for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, we owned and operated 55 hospitals and 38 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $20.962 billion, $19.832 billion and $17.871 billion for the years ended December 31, 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, 59%, 59% and 58%, respectively, of our admissions and 51%, 52% and 51%, respectively, of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 73%, 74% and 73%, respectively, of our uninsured admissions during 2025, 2024 and 2023.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Some states make additional payments to providers through the Medicaid program that are separate from base payments. These payments may be in the form of payments, such as upper payment limit payments, that are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under waivers authorized by Section 1115 of the Social Security Act. In addition, many states have implemented state directed payment (“SDP”) arrangements to direct certain Medicaid managed care plan expenditures. These payments are generally authorized by the Centers for Medicare & Medicaid Services (“CMS”) and subject to periodic extension or reapproval. Most states in which we receive payment have adopted statewide or local provider taxes to fund the non-federal share of Medicaid programs. SDP arrangements and other additional payments supplement Medicaid base rates, which combined are generally insufficient to cover the cost of care provided to Medicaid beneficiaries after accounting for the costs of financing the non-federal share of Medicaid payments, such as the state or local provider taxes levied.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

We are aware these payment programs are currently being reviewed by certain government agencies, and some states requested modifications of their existing supplemental payment programs during the annual renewal process with CMS. It is possible these reviews and requests will result in the restructuring of such supplemental payment programs and could result in the payment programs being reduced or eliminated. Further, the FBA makes significant changes to Medicaid financing mechanisms, including limitations on provider taxes and SDP arrangements. However, the FBA grandfathers certain SDP arrangements, including those for which an application form was submitted to CMS prior to July 4, 2025, for the rating period occurring within 180 days of July 4, 2025, and those that received approval or made a good faith effort to receive approval from CMS prior to May 1, 2025. Certain states in which we operate have submitted application forms to CMS for approval where the grandfathered payments we receive could be impacted, and in some instances, increased. Beginning with the rating period on or after January 1, 2028, grandfathered payments will be reduced by 10 percentage points annually until they reach the allowable payment limits. Some states have received approval of grandfathered applications, but we are unable to predict the timing or extent of any additional approvals by CMS and the resulting recognition of the related revenues. Excluding the expected impact of any additional approvals, we expect revenues from SDP arrangements to decline in 2026 compared to 2025. We also expect certain administrative reforms relating to the Exchanges and the expiration of the enhanced premium tax credits at the end of 2025 to adversely affect our results of operations in 2026, offset in part by our ongoing resiliency efforts.

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of operating results and certain operating data for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	2025		2024		2023
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues	$75,600	100.0	$70,603	100.0	$64,968	100.0

Salaries and benefits	32,859	43.5	31,170	44.1	29,487	45.4
Supplies	11,367	15.0	10,755	15.2	9,902	15.2
Other operating expenses	15,886	21.0	14,819	21.0	12,875	19.8
Equity in earnings of affiliates	(78)	(0.1)	(23)	—	(22)	—
Depreciation and amortization	3,523	4.6	3,312	4.7	3,077	4.7
Interest expense	2,248	3.0	2,061	2.9	1,938	3.0
Losses (gains) on sales of facilities	(37)	—	(14)	—	5	—
	65,768	87.0	62,080	87.9	57,262	88.1
Income before income taxes	9,832	13.0	8,523	12.1	7,706	11.9
Provision for income taxes	2,050	2.7	1,866	2.7	1,615	2.5
Net income	7,782	10.3	6,657	9.4	6,091	9.4
Net income attributable to noncontrolling interests	998	1.3	897	1.2	849	1.3
Net income attributable to HCA Healthcare, Inc.	$6,784	9.0	$5,760	8.2	$5,242	8.1

% changes from prior year:
Revenues	7.1%		8.7%		7.9%
Income before income taxes	15.4		10.6		(10.2)
Net income attributable to HCA Healthcare, Inc.	17.8		9.9		(7.1)
Admissions(a)	2.7		5.0		2.7
Equivalent admissions(b)	2.9		5.3		4.9
Revenue per equivalent admission	4.0		3.2		2.8
Same facility % changes from prior year(c):
Revenues	6.6		7.9		7.6
Admissions(a)	2.3		4.9		3.3
Equivalent admissions(b)	2.4		4.5		4.8
Revenue per equivalent admission	4.1		3.2		2.7

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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Operating Data:

	2025	2024	2023
Number of hospitals at end of period	190	190	186
Number of freestanding outpatient surgery centers at end of period(a)	121	124	124
Number of licensed beds at end of period(b)	50,436	49,985	49,588
Weighted average beds in service(c)	42,901	42,633	41,873
Admissions(d)	2,297,065	2,236,595	2,130,728
Equivalent admissions(e)	4,107,152	3,990,085	3,788,434
Average length of stay (days)(f)	4.8	4.8	4.9
Average daily census(g)	29,899	29,581	28,721
Occupancy rate(h)	73%	73%	72%
Emergency room visits(i)	9,946,962	9,789,265	9,342,783
Outpatient surgeries(j)	1,022,812	1,024,998	1,044,415
Inpatient surgeries(k)	545,405	540,704	528,845
Days revenues in accounts receivable(l)	51	54	53
Outpatient revenues as a % of patient revenues(m)	38%	38%	38%

(a)
Excludes freestanding endoscopy centers (31 at December 31, 2025, 26 at December 31, 2024 and 24 at December 31, 2023).
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

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Years Ended December 31, 2025 and 2024

Net income attributable to HCA Healthcare, Inc. totaled $6.784 billion, or $28.33 per diluted share, for 2025, compared to $5.760 billion, or $22.00 per diluted share, for 2024. The 2025 and 2024 results include gains on sales of facilities of $37 million, or $0.12 per diluted share, and $14 million, or $0.04 per diluted share, respectively. The 2024 results also include additional expenses and losses of revenues estimated at approximately $250 million, or $0.73 per diluted share, related to Hurricanes Helene and Milton, which impacted our facilities in North Carolina and certain facilities in Florida. Our provisions for income taxes for 2025 and 2024 include tax benefits of $61 million, or $0.25 per diluted share, and $102 million, or $0.39 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 239.495 million shares and 261.806 million shares for the years ended December 31, 2025 and 2024, respectively. During 2025 and 2024, we repurchased 26.739 million and 17.798 million shares, respectively, of our common stock.

During 2025, consolidated admissions increased 2.7% and same facility admissions increased 2.3% compared to 2024. Consolidated inpatient surgeries increased 0.9% and same facility inpatient surgeries increased 0.4% during 2025 compared to 2024. Emergency room visits increased 1.6% on a consolidated basis and increased 1.8% on a same facility basis during 2025 compared to 2024.

Revenues increased 7.1% to $75.600 billion for 2025 from $70.603 billion for 2024. The increase in revenues was due primarily to the combined impact of a 2.9% increase in equivalent admissions and a 4.0% increase in revenue per equivalent admission compared to 2024. Same facility revenues increased 6.6% due primarily to the combined impact of a 2.4% increase in equivalent admissions and a 4.1% increase in revenue per equivalent admission compared to 2024. Our revenues from Medicaid state directed and supplemental payment programs totaled approximately $6.2 billion and $5.5 billion in 2025 and 2024, respectively.

Salaries and benefits, as a percentage of revenues, were 43.5% in 2025 and 44.1% in 2024. Salaries and benefits per equivalent admission increased 2.4% in 2025 compared to 2024. Same facility salaries and benefits per full time equivalent increased 3.3% for 2025 compared to 2024. We continue to utilize certain contract, overtime and other premium rate labor costs to support our clinical staff and patients. While these labor costs have declined compared to the prior year period, future costs may be affected by labor market conditions and other factors. Share-based compensation expense was $401 million in 2025 and $360 million in 2024.

Supplies, as a percentage of revenues, were 15.0% in 2025 and 15.2% in 2024. Supply costs per equivalent admission increased 2.7% in 2025 compared to 2024. Supply costs per equivalent admission increased 7.0% for medical devices and 0.3% for general medical and surgical items, but declined 4.0% for pharmacy supplies in 2025 compared to 2024. The increase in supply costs per equivalent admission for medical devices is primarily related to cardiovascular technologies. The decline in supply costs per equivalent admission for pharmacy supplies is primarily related to a decrease in the costs of certain drugs.

Other operating expenses, as a percentage of revenues, were 21.0% in both 2025 and 2024. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in 2026.

Equity in earnings of affiliates was $78 million for 2025 and $23 million for 2024.

Depreciation and amortization, as a percentage of revenues, were 4.6% in 2025 and 4.7% in 2024. Depreciation expense was $3.508 billion for 2025 and $3.294 billion for 2024. The increase of $214 million in depreciation expense relates primarily to capital expenditures at our existing facilities.

Interest expense increased to $2.248 billion for 2025 from $2.061 billion for 2024. The $187 million increase in interest expense was primarily due to an increase in the average debt balance. The average effective interest rate for our long-term debt was 5.0% for both 2025 and 2024. Our average debt balance was $44.731 billion for 2025 compared to $41.388 billion for 2024.

Gains on sales of facilities were $37 million for 2025 and $14 million for 2024.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Years Ended December 31, 2025 and 2024 (continued)

The effective income tax rate was 23.2% for 2025 and 24.5% for 2024, excluding net income attributable to noncontrolling interests as it relates to consolidated partnerships. The decline in the effective tax rate for 2025 is due to a net increase in our 2024 tax provision related to an internal restructuring of certain affiliates and adjustments to our liability for unrecognized tax benefits. Our provisions for income taxes for 2025 and 2024 included tax benefits of $61 million and $102 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests increased from $897 million for 2024 to $998 million for 2025. The increase in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets.

For results of operations comparisons relating to years ending December 31, 2024 and 2023, refer to our annual report on Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 13, 2025.

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

Cash provided by operating activities totaled $12.636 billion in 2025 compared to $10.514 billion in 2024 and $9.431 billion in 2023. The $2.122 billion increase in cash provided by operating activities for 2025, compared to 2024, was related primarily to the combined impact of a $1.319 billion increase in net income, excluding gains on sales of facilities and depreciation and amortization, positive changes in working capital of $524 million and a decline in income taxes paid of $104 million. The $1.083 billion increase in cash provided by operating activities for 2024, compared to 2023, was related primarily to an increase in net income of $542 million, excluding losses and gains on sales of facilities, and a positive change in working capital items of $351 million, mainly from a decline in inventories and other assets. Cash payments for interest and income taxes increased $165 million for 2025 compared to 2024. We had negative working capital of $567 million at December 31, 2025 and positive working capital of $1.237 billion at December 31, 2024. The decline in working capital is primarily due to the decline of $893 million in cash and cash equivalents and an increase in current liabilities of $1.173 billion, including $2.207 billion of outstanding commercial paper notes (short-term borrowings). We have the ability to refinance our outstanding commercial paper notes with our senior unsecured credit facility on a long-term basis. Excluding the impact of our outstanding commercial paper notes, our working capital at December 31, 2025 would have been $1.640 billion.

Cash used in investing activities was $4.988 billion, $4.933 billion and $5.317 billion in 2025, 2024 and 2023, respectively. Excluding acquisitions, capital expenditures were $4.944 billion in 2025, $4.875 billion in 2024 and $4.744 billion in 2023. Planned capital expenditures are expected to approximate between $5.0 billion and $5.5 billion in 2026. At December 31, 2025, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of approximately $7.1 billion. We expect to fund capital expenditures with internally generated and borrowed funds. We expended $397 million, $266 million and $635 million for acquisitions of hospitals and health care entities during 2025, 2024 and 2023, respectively. Cash flows from sales of hospitals and health care entities were $269 million of net proceeds for 2025, $328 million of net proceeds for 2024 and $193 million of net proceeds for 2023.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Cash used in financing activities totaled $8.550 billion in 2025, $4.582 billion in 2024 and $4.094 billion in 2023. During 2025, we had a net increase of $3.287 billion in our indebtedness, paid dividends of $679 million and paid $10.067 billion for repurchases of common stock. During 2024, we had a net increase of $3.205 billion in our indebtedness, paid dividends of $690 million and paid $6.042 billion for repurchases of common stock. During 2023, we had a net increase of $1.295 billion in our indebtedness, paid dividends of $661 million and paid $3.811 billion for repurchases of common stock. During 2025, 2024 and 2023, we made distributions to noncontrolling interests of $827 million, $711 million and $640 million, respectively.

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

During January 2024, January 2025 and January 2026, our Board of Directors authorized $6 billion, $10 billion and $10 billion, respectively, for share repurchases of the Company’s outstanding common stock. The January 2024 authorization was completed during 2025, and at December 31, 2025, there was $750 million of share repurchase authorization that remained available under the January 2025 authorization. Funds for the repurchase of debt or equity securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

During 2025, our Board of Directors declared four quarterly dividends of $0.72 per share, or $2.88 per share in the aggregate, on our common stock. On January 26, 2026, our Board of Directors declared a quarterly dividend of $0.78 per share on our common stock payable on March 31, 2026 to stockholders of record at the close of business on March 17, 2026. The timing and amount of future cash dividends will vary based on a number of factors, including future capital requirements for strategic transactions, share repurchases and investing in our existing markets, the availability of financing on acceptable terms, debt service requirements, changes to applicable tax laws or corporate laws, changes to our business model and periodic determinations by our Board of Directors that cash dividends are in the best interest of stockholders and are in compliance with all applicable laws and agreements of the Company.

In addition to cash flows from operations, available sources of capital include amounts available under our senior unsecured credit facility ($5.779 billion and $5.664 billion available as of December 31, 2025 and January 31, 2026, respectively, after giving effect to all issued and outstanding letters of credit and our intention to maintain a minimum available borrowing capacity equal to the aggregate amount outstanding under the commercial paper program ($2.207 billion and $2.322 billion as of December 31, 2025 and January 31, 2026, respectively) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $588 million and $657 million at December 31, 2025 and 2024, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $91 million and $127 million at December 31, 2025 and 2024, respectively. Our facilities are insured by one of our insurance subsidiaries for losses up to $110 million per occurrence ($120 million effective January 1, 2026); however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $1.906 billion and $1.924 billion at December 31, 2025 and 2024, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $568 million. We estimate that approximately $524 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

We have significant debt service requirements. Our debt totaled $46.492 billion and $43.031 billion at December 31, 2025 and 2024, respectively. Our interest expense was $2.248 billion for 2025 and $2.061 billion for 2024.

HCA HEALTHCARE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Financing Activities (continued)

During 2025, we entered into a new credit agreement that provides for $8.000 billion of senior unsecured revolving credit commitments with a term of five years (“senior unsecured credit facility”). Borrowings under the senior unsecured credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.125% (plus, until October 23, 2025, a 0.10% credit spread adjustment, as the unsecured credit facility was amended on that date to remove the credit spread adjustment). We terminated our $4.500 billion senior secured asset-based revolving credit facility, our $3.500 billion senior secured revolving cash flow credit facility and our senior secured term loan facility of $1.238 billion. Finance leases and other secured debt totaled $1.021 billion at December 31, 2025.

During 2025, we issued $5.250 billion aggregate principal amount of senior notes comprised of (i) $700 million aggregate principal amount of 5.000% senior notes due 2028, (ii) $300 million aggregate principal amount of floating rate senior notes due 2028, (iii) $750 million aggregate principal amount of 5.250% senior notes due 2030, (iv) $750 million aggregate principal amount of 5.500% senior notes due 2032, (v) $1.500 billion aggregate principal amount of 5.750% senior notes due 2035 and (vi) $1.250 billion aggregate principal amount of 6.200% senior notes due 2055. We used the net proceeds to repay borrowings under the senior unsecured credit facility and for general corporate purposes.

During 2025, we also issued $3.250 billion aggregate principal amount of senior notes comprised of (i) $500 million aggregate principal amount of 4.300% senior notes due 2030, (ii) $1.000 billion aggregate principal amount of 4.600% senior notes due 2032, (iii) $1.000 billion aggregate principal amount of 4.900% senior notes due 2035 and (iv) $750 million aggregate principal amount of 5.700% senior notes due 2055. We used the net proceeds to repay borrowings under the commercial paper program and for general corporate purposes.

During 2025, we established a commercial paper program under which we may issue unsecured commercial paper notes from time to time up to a maximum aggregate face or principal amount of $4.000 billion outstanding at any time. Amounts available under the program may be borrowed, repaid and reborrowed from time to time. The maturities of the commercial paper notes borrowings may vary, but will not exceed 397 days from the date of issue, and the proceeds from the program will be used for general corporate purposes. In connection with the commercial paper program, we intend to maintain a minimum available borrowing capacity under our $8.000 billion senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program. At December 31, 2025, we had $2.207 billion of commercial paper outstanding, and there were no borrowings outstanding under our senior unsecured credit facility.

During 2025, we repaid at maturity all $2.600 billion aggregate principal amount of 5.375% senior notes, all $1.400 billion aggregate principal amount of 5.25% senior notes, $291 million aggregate principal amount of 7.69% senior notes and $125 million aggregate principal amount of 7.58% medium-term notes. We also redeemed all $1.500 billion aggregate principal amount of 5.875% senior notes due 2026.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. Our insurance subsidiaries held $588 million of investment securities at December 31, 2025. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At December 31, 2025, we had net unrealized losses of $14 million on the insurance subsidiaries’ investment securities.

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

We are also exposed to market risk related to changes in interest rates. Debt of $2.507 billion at December 31, 2025 was subject to variable rates of interest, while the remaining debt balance of $43.985 billion at December 31, 2025 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior unsecured credit facility, our leverage affect our variable interest rates. Our variable debt is comprised of outstanding commercial paper notes and the floating rate senior notes due 2028. The average effective interest rate for our long-term debt was 5.0% for both 2025 and 2024.

The estimated fair value of our total long-term debt was $45.911 billion at December 31, 2025. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $25 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

During 2025, the Internal Revenue Service (“IRS”) concluded its examination of the Company’s 2022 and 2023 income tax returns resolving all federal income tax matters for those years. Completion of the examination had no material impact on our results of operations or financial position. At December 31, 2025, the IRS was examining the 2019 income tax returns of certain affiliates of the Company. We are subject to examination by the IRS for tax years after 2023, as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Opinion on Internal Control Over Financial Reporting

We have audited HCA Healthcare, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HCA Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HCA Healthcare, Inc. as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

February 10, 2026

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

(a) On February 6, 2026, the Company entered into an Exchange Agreement (the “Exchange Agreement”), between the Company and Frisco, Inc., a Delaware corporation (the predecessor to Frisco Holding II (“Frisco”), a Delaware partnership), an entity controlled by the Company’s founder Dr. Thomas F. Frist, Jr. (“Dr. Frist”) and certain affiliates of Dr. Frist (collectively, the “Frist Entities”), pursuant to which the Company exchanged 36,629,188 shares of our common stock (the “Exchanged Shares”) delivered by Frisco to the Company for 36,557,141 new shares of our common stock issued by the Company to Frisco (the “New Shares” and such exchange, the “Exchange”). The Exchange, together with the Conversion (as defined below), constituted a tax-free reorganization for U.S. federal income tax purposes that will facilitate, among other things, certain estate and charitable planning objectives of the Frist Entities. Upon receipt of the Exchanged Shares, the Company retired and canceled the Exchanged Shares and the Exchanged Shares ceased to be outstanding and returned to the status of authorized but unissued shares. As a result, the net effect of the Exchange on the Company is a decrease of 72,047 shares of our outstanding common stock.

Prior to the Exchange, 36,629,188 shares of our common stock were distributed to Frisco in kind by Hercules Holding II (“Hercules”), a Delaware partnership, pro rata and for no additional consideration in accordance with Frisco’s percentage interest in Hercules, as a result of which Frisco became a direct stockholder of the Company. Following completion of the Exchange, Frisco, Inc. converted into a partnership (the “Conversion”). The New Shares were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Exchange, each of the Stockholders’ Agreement, dated as of March 9, 2011, by and among the Company, Hercules Holding II, LLC and the other signatories thereto (as amended), the Registration Rights Agreement, dated as of November 22, 2010, by and among HCA Holdings, Inc., Hercules Holding II, LLC and certain other parties thereto, and the Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, by and between HCA Inc. and certain other parties thereto, were amended and restated (such amended and restated agreements, the “Amended and Restated Stockholders’ Agreement”, the “Amended and Restated Registration Rights Agreement” and the “Amended and Restated Indemnification Priority and Information Sharing Agreement”, respectively) to provide for certain ministerial amendments in connection with the Exchange. In addition, the Amended and Restated Stockholders’ Agreement includes certain restrictions on sales by Frisco and its permitted transferees, that apply from the date of the Exchange until the earlier of (i) the date on which Frisco and its permitted transferees are eligible to sell the New Shares under the non-affiliate conditions of Rule 144(b)(1) under the Securities Act or (ii) six years from the date of the Exchange.

(b) During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Nominees for Election” and “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with our 2026 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

We have a Code of Conduct which is applicable to all our directors, officers and employees (the “Code of Conduct”). The Code of Conduct is available on the Governance Documents page within the Governance section of our investor relations website at investor.hcahealthcare.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Conduct is available free of charge upon request to our Investor Relations Department, HCA Healthcare, Inc., One Park Plaza, Nashville, TN 37203.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference, except as to information required pursuant to Item 402(v) of SEC Regulation S-K, relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

This table provides certain information as of December 31, 2025 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

(Share and share unit amounts in millions)

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	6,439	(1)	$194.62	(1)	27,913	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	6,439		$194.62		27,913

(1)
Includes 1.228 million restricted share units which vest solely based upon continued employment over a specific period of time and 1.105 million performance share units which vest based upon continued employment over a specific period of time and the achievement of predetermined financial targets over time. The performance share units reported reflect the number of performance share units that would vest upon achievement of target performance; the number of performance share units that vest can vary from zero (for actual performance less than 85% of target for 2025 grants and 90% of target for 2024 and prior grants) to two times the units granted (for actual performance of 110% or more of target). The weighted average exercise price does not take these restricted share units and performance share units into account.
(2)
Includes 18.794 million shares available for future grants under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates and 9.119 million shares of common stock reserved for future issuance under the HCA Healthcare, Inc. 2023 Employee Stock Purchase Plan.

* For additional information concerning our equity compensation plans, see the discussion in Note 2 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Amended and Restated Certificate of Incorporation of the Company (restated for SEC filing purposes only) (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-288235), and incorporated herein by reference).

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

4.3	—	Amended and Restated Registration Rights Agreement, dated as of February 6, 2026, by and among the Company, Hercules Holding II, and Frisco Holding II.

4.4	—

Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.5	—

Assignment and Assumption Agreement, dated as of February 10, 1994, by and between HCA-Hospital Corporation of America and Columbia Healthcare Corporation relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.6(a)	—

Indenture, dated as of December 16, 1993, by and between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.16(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.6(b)	—

First Supplemental Indenture, dated as of May 25, 2000, by and between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.6(c)	—

Second Supplemental Indenture, dated as of July 1, 2001, by and between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.16(c) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.6(d)	—

Third Supplemental Indenture, dated as of December 5, 2001, by and between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.16(d) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.6(e)	—

Fourth Supplemental Indenture, dated as of November 14, 2006, by and between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006, and incorporated herein by reference).

4.7	—	Form of Fixed Rate Global Medium-Term Note (filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.8	—	Form of Floating Rate Global Medium-Term Note (filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.9	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.10	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.24 to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).

4.11	—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 6, 2003, and incorporated herein by reference).

4.12	—	Form of Indenture of HCA Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-175791), and incorporated herein by reference).

4.13	—

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

4.14	—

Indenture, dated as of December 6, 2012, by and among HCA Holdings, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2012, and incorporated herein by reference).

4.15	—

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

4.16	—	Form of 5.250% Senior Secured Notes due 2026 (included in Exhibit 4.15).

4.17	—

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

4.18	—	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.17).

4.19	—

Supplemental Indenture No. 17, dated as of December 9, 2016, by and among HCA Inc., HCA Holdings, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 9, 2016, and incorporated herein by reference).

4.20	—

Supplemental Indenture No. 18, dated as of June 22, 2017, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 22, 2017, and incorporated herein by reference).

4.21	—	Form of 5.500% Senior Secured Notes due 2047 (included in Exhibit 4.20).

4.22	—

Supplemental Indenture No. 19, dated as of August 23, 2018, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 23, 2018, and incorporated herein by reference).

4.23	—	Form of 5.375% Senior Notes Due 2026 (included in Exhibit 4.22).

4.24	—

Supplemental Indenture No. 20, dated as of August 23, 2018, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 23, 2018, and incorporated herein by reference).

4.25	—	Form of 5.625% Senior Notes Due 2028 (included in Exhibit 4.24).

4.26	—

Supplemental Indenture No. 21, dated as of January 22, 2019, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 22, 2019, and incorporated herein by reference).

4.27	—

Supplemental Indenture No. 22, dated as of January 30, 2019, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2019, and incorporated herein by reference).

4.28	—	Form of 5.875% Senior Notes Due 2029 (included in Exhibit 4.27).

4.29	—

Supplemental Indenture No. 23, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.30	—

Supplemental Indenture No. 24, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.31	—

Supplemental Indenture No. 25, dated as of June 12, 2019, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 2019, and incorporated herein by reference).

4.32	—	Form of 4 1/8% Senior Secured Notes due 2029 (included in Exhibit 4.29).

4.33	—	Form of 5 1/8% Senior Secured Notes due 2039 (included in Exhibit 4.30).

4.34	—	Form of 5 1/4% Senior Secured Notes due 2049 (included in Exhibit 4.31).

4.35	—

Supplemental Indenture No. 26, dated as of February 26, 2020, by and among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2020, and incorporated herein by reference).

4.36	—	Form of 3.500% Senior Notes Due 2030 (included in Exhibit 4.35).

4.37	—

Supplemental Indenture No. 27, dated as of June 30, 2021, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

4.38	—

Supplemental Indenture No. 28, dated as of June 30, 2021, by and among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 1, 2021, and incorporated herein by reference).

4.39	—	Form of 2 3/8% Senior Secured Notes Due 2031 (included in Exhibit 4.37).

4.40	—	Form of 3 1/2% Senior Secured Notes Due 2051 (included in Exhibit 4.38).

4.41	—

Supplemental Indenture No. 29, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.42	—

Supplemental Indenture No. 30, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.43	—

Supplemental Indenture No. 31, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.44	—

Supplemental Indenture No. 32, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.45	—

Supplemental Indenture No. 33, dated as of March 9, 2022, among HCA Inc., HCA Healthcare, Inc., the subsidiary guarantors named therein, Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed March 10, 2022, and incorporated herein by reference).

4.46	—	Form of 3 1/8% Senior Secured Notes due 2027 (included in Exhibit 4.41).

4.47	—	Form of 3 3/8% Senior Secured Notes due 2029 (included in Exhibit 4.42).

4.48	—	Form of 3 5/8% Senior Secured Notes due 2032 (included in Exhibit 4.43).

4.49	—	Form of 4 3/8% Senior Secured Notes due 2042 (included in Exhibit 4.44).

4.50	—	Form of 4 5/8% Senior Secured Notes due 2052 (included in Exhibit 4.45).

4.51	—

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

4.52	—

Supplemental Indenture No. 34, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.53	—

Supplemental Indenture No. 35, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.54	—

Supplemental Indenture No. 36, dated as of May 4, 2023, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2023, and incorporated herein by reference).

4.55	—	Form of 5.200% Senior Notes due 2028 (included in Exhibit 4.52).

4.56	—	Form of 5.500% Senior Notes due 2033 (included in Exhibit 4.53).

4.57	—	Form of 5.900% Senior Notes due 2053 (included in Exhibit 4.54).

4.58	—	Supplemental Indenture No. 37, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.59	—

Supplemental Indenture No. 38, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.60	—

Supplemental Indenture No. 39, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.61	—

Supplemental Indenture No. 40, dated as of February 23, 2024, among HCA Inc., HCA Healthcare, Inc., Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 23, 2024, and incorporated herein by reference).

4.62	—	Form of 5.450% Senior Notes due 2031(included in Exhibit 4.58).

4.63	—	Form of 5.600% Senior Notes due 2034 (included in Exhibit 4.59).

4.64	—	Form of 6.000% Senior Notes due 2054 (included in Exhibit 4.60).

4.65	—	Form of 6.100% Senior Notes due 2064 (included in Exhibit 4.61).

4.66	—

Supplemental Indenture No. 41, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.67	—

Supplemental Indenture No. 42, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.68	—

Supplemental Indenture No. 43, dated as of August 12, 2024, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 12, 2024, and incorporated herein by reference).

4.69	—	Form of 5.450% Senior Notes due 2034 (included in Exhibit 4.67).

4.70	—	Form of 5.950% Senior Notes due 2054 (included in Exhibit 4.68).

4.71	—

Supplemental Indenture No. 44, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.72	—

Supplemental Indenture No. 45, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.73	—

Supplemental Indenture No. 46, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.74	—

Supplemental Indenture No. 47, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.75	—	Supplemental Indenture No. 48, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.76	—

Supplemental Indenture No. 49, dated as of February 21, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 21, 2025, and incorporated herein by reference).

4.77	—	Form of 5.000% Senior Notes due 2028 (included in Exhibit 4.71).

4.78	—	Form of Floating Rate Senior Notes due 2028 (included in Exhibit 4.72).

4.79	—	Form of 5.250% Senior Notes due 2030 (included in Exhibit 4.73).

4.80	—	Form of 5.500% Senior Notes due 2032 (included in Exhibit 4.74).

4.81	—	Form of 5.750% Senior Notes due 2035 (included in Exhibit 4.75).

4.82	—	Form of 6.200% Senior Notes due 2055 (included in Exhibit 4.76).

4.83	—

Supplemental Indenture No. 50, dated as of October 31, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 31, 2025, and incorporated herein by reference).

4.84	—

Supplemental Indenture No. 51, dated as of October 31, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 31, 2025, and incorporated herein by reference).

4.85	—

Supplemental Indenture No. 52, dated as of October 31, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 31, 2025, and incorporated herein by reference).

4.86	—

Supplemental Indenture No. 53, dated as of October 31, 2025, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on October 31, 2025, and incorporated herein by reference).

4.87	—	Form of 4.300% Senior Notes due 2030 (included in Exhibit 4.83).

4.88	—	Form of 4.600% Senior Notes due 2032 (included in Exhibit 4.84).

4.89	—	Form of 4.900% Senior Notes due 2035 (included in Exhibit 4.85).

4.90	—	Form of 5.700% Senior Notes due 2055 (included in Exhibit 4.86).

10.1	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-145054) and incorporated herein by reference).

10.2(a)	—

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

10.7	—

Amended and Restated HCA Restoration Plan, as amended through July 28, 2025 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference).*

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

10.9	—	Amended and Restated Indemnification Priority and Information Sharing Agreement, dated as of February 6, 2026, by and between the Company, Hercules Holding II, and Frisco Holding II.

10.10	—

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

10.13	—	Amended and Restated Stockholders’ Agreement, dated as of February 6, 2026, by and among the Company, Hercules Holding II, and Frisco Holding II.

10.14	—

Form of Director Restricted Share Unit Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.15	—	Executive Severance Policy (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).*

10.16	—

Form of 2016 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.17	—

Form of Director Restricted Share Unit Agreement (Annual Award) Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference).*

10.18	—

Form of 2017 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference).*

10.19	—

Form of 2018 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference).*

10.20	—

Form of 2019 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference).*

10.21	—

Form of 2020 Stock Appreciation Right Award Agreement Under the 2006 Stock Incentive Plan for Key Employees of HCA Holdings, Inc. and its Affiliates, as Amended and Restated (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference).*

10.22(a)	—

2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc., and its Affiliates (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-237967), and incorporated herein by reference).*

10.22(b)	—

First Amendment to 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2025, and incorporated herein by reference).*

10.23	—

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

10.25	—

Form of 2021 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.26	—

Form of 2021 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference).*

10.27	—

Form of 2022 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference).*

10.28	—

Form of 2022 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference).*

10.29	—

Form of 2023 Stock Appreciation Right Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference).*

10.30	—

Form of 2023 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference).*

10.31	—

HCA Healthcare, Inc. 2023 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2023, and incorporated herein by reference).*

10.32	—	HCA Healthcare, Inc. 2023 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2023, and incorporated herein by reference).*

10.33	—

Form of 2024 Stock Appreciation Right Award Agreement under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference).*

10.34	—

Form of 2024 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference).*

10.35	—

HCA Healthcare, Inc. 2024 Executive Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2024, and incorporated herein by reference).*

10.36	—

HCA Healthcare, Inc. 2025 Executive Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2025, and incorporated herein by reference).*

10.37	—

Form of 2025 Stock Appreciation Right Award Agreement under the 2020 Stock Incentive Plan forKey Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference).*

10.38	—

Form of 2025 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference).*

10.39(a)	—

Credit Agreement dated as of February 20, 2025, by and among HCA Inc., as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2025, and incorporated herein by reference).

10.39(b)	—

Amendment No. 1 to Credit Agreement, dated as of October 23, 2025, by and among HCA Inc., as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference).

10.40	—	Form of 2026 Stock Appreciation Right Award Agreement under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

10.41	—	Form of 2026 Performance Share Unit Award Agreement Under the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates.*

19	—	HCA Healthcare, Inc. Securities Trading Policy.

21	—	List of Subsidiaries.

22	—	List of Subsidiary Guarantors and Pledged Securities.

23	—	Consent of Ernst & Young LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	—	HCA Healthcare, Inc. Compensation Recoupment Policy (filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference).

99.1	—	Exchange Agreement by and between the Company and Frisco, Inc., dated as of February 6, 2026.

101	—

The following financial information from our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 10, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 31, 2025 and 2024, (ii) the consolidated income statements for the years ended December 31, 2025, 2024 and 2023, (iii) the consolidated comprehensive income statements for the years ended December 31, 2025, 2024 and 2023, (iv) the consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2025, 2024 and 2023, (v) the consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Management compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA HEALTHCARE, INC.

By:	/S/ SAMUEL N. HAZEN
Samuel N. Hazen Chief Executive Officer

Dated: February 10, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ SAMUEL N. HAZEN	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2026
Samuel N. Hazen

/S/ MICHAEL A. MARKS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2026
Michael A. Marks

/S/ CHRISTOPHER F. WYATT	Senior Vice President and Controller (Principal Accounting Officer)	February 10, 2026
Christopher F. Wyatt

/S/ THOMAS F. FRIST III	Chairman and Director	February 10, 2026
Thomas F. Frist III

/S/ JOHN W. CHIDSEY, III	Director	February 10, 2026
John W. Chidsey, III

/S/ ROBERT J. DENNIS	Director	February 10, 2026
Robert J. Dennis

/S/ NANCY-ANN DEPARLE	Director	February 10, 2026
Nancy-Ann DeParle

/S/ WILLIAM R. FRIST	Director	February 10, 2026
William R. Frist

/S/ HUGH F. JOHNSTON	Director	February 10, 2026
Hugh F. Johnston

/S/ MICHAEL W. MICHELSON	Director	February 10, 2026
Michael W. Michelson

/S/ WAYNE J. RILEY	Director	February 10, 2026
Wayne J. Riley

/S/ ANDREA B. SMITH	Director	February 10, 2026
Andrea B. Smith

HCA HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of HCA Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HCA Healthcare, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition – Contractual Adjustments and Implicit Price Concessions

Description of the Matter

For the year ended December 31, 2025, the Company’s revenues were $75.600 billion. As discussed in Note 1 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans and government payor programs are based upon the payment terms specified in the related contractual agreements or provided by government payor programs. Management continually reviews the contractual adjustments estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured and other discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues and accounts receivable at the estimated amounts the Company expects to collect. The primary collection risks relate to uninsured patient accounts, including amounts owed from patients after insurance has paid the amounts covered by the applicable agreement or program. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.

Auditing management’s estimates of contractual adjustments and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts as discussed above.

How We Addressed the Matter in Our Audit

We tested internal controls that address the risks of material misstatement related to the measurement and valuation of revenues, including estimation of contractual adjustments and implicit price concessions. For example, we tested management’s internal controls over the key data inputs to the contractual adjustments and implicit price concession models, the significant assumptions underlying management’s models, and the retrospective reviews of historical reserve accuracy.

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

Professional Liability and Related Provisions

Description of the Matter

At December 31, 2025, the Company’s reserves for professional liability risks were $2.044 billion and the Company’s related provision for losses for the year ended December 31, 2025 was $651 million. As discussed in Note 1 to the consolidated financial statements, reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred and unpaid through the consolidated balance sheet date. Management estimates professional liability reserves and provisions for losses using individual case-basis valuations and actuarial analyses. Trends in the average frequency (number of claims) and ultimate average severity (cost per claim) of claims are significant assumptions in estimating the reserves.

Auditing management’s reserves for professional liability risks was complex and judgmental due to the significant estimations required in determining the reserves, particularly the actuarial analyses and assumptions related to the effects of trends in average severity and average frequency of claims.

How We Addressed the Matter in Our Audit

We tested management’s internal controls that address the risks of material misstatement over the Company’s reserves for professional liability risks estimation process. For example, we tested internal controls over management’s review of the actuarial analyses, the significant assumptions, and the completeness and accuracy of claims data used in the reserve estimation process.

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

Nashville, Tennessee

February 10, 2026

HCA HEALTHCARE, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(Dollars in millions, except per share amounts)

	2025	2024	2023
Revenues	$75,600	$70,603	$64,968

Salaries and benefits	32,859	31,170	29,487
Supplies	11,367	10,755	9,902
Other operating expenses	15,886	14,819	12,875
Equity in earnings of affiliates	(78)	(23)	(22)
Depreciation and amortization	3,523	3,312	3,077
Interest expense	2,248	2,061	1,938
Losses (gains) on sales of facilities	(37)	(14)	5
	65,768	62,080	57,262
Income before income taxes	9,832	8,523	7,706
Provision for income taxes	2,050	1,866	1,615
Net income	7,782	6,657	6,091
Net income attributable to noncontrolling interests	998	897	849
Net income attributable to HCA Healthcare, Inc.	$6,784	$5,760	$5,242
Per share data:
Basic earnings per share	$28.70	$22.27	$19.25
Diluted earnings per share	$28.33	$22.00	$18.97
Shares used in earnings per share calculations (in millions):
Basic	236.413	258.603	272.404
Diluted	239.495	261.806	276.412

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(Dollars in millions)

	2025	2024	2023
Net income	$7,782	$6,657	$6,091
Other comprehensive income (loss) before taxes:
Foreign currency translation	64	(16)	41

Unrealized gains on available-for-sale securities	13	1	11
Gains included in other operating expenses	—	—	(1)
	13	1	10

Defined benefit plans	31	65	27
Pension (benefits) costs included in salaries and benefits	(8)	1	3
	23	66	30
Other comprehensive income before taxes	100	51	81
Income taxes related to other comprehensive income items	18	13	16
Other comprehensive income	82	38	65
Comprehensive income	7,864	6,695	6,156
Comprehensive income attributable to noncontrolling interests	998	897	849
Comprehensive income attributable to HCA Healthcare, Inc.	$6,866	$5,798	$5,307

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

(Dollars in millions)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,040	$1,933
Accounts receivable	10,867	10,751
Inventories	1,652	1,738
Other	2,224	1,992
	15,783	16,414

Property and equipment, at cost:
Land	3,415	3,295
Buildings	23,726	22,691
Equipment	36,989	34,670
Construction in progress	2,145	1,858
	66,275	62,514
Accumulated depreciation	(35,134)	(33,100)
	31,141	29,414

Investments of insurance subsidiaries	485	569
Investments in and advances to affiliates	633	662
Goodwill and other intangible assets	10,293	10,093
Right-of-use operating lease assets	2,130	2,131
Other	255	230
	$60,720	$59,513

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,659	$4,276
Accrued salaries	2,525	2,304
Other accrued expenses	4,277	3,899
Short-term borrowings and long-term debt due within one year	4,889	4,698
	16,350	15,177

Long-term debt, less debt issuance costs and discounts of $436 and $369	41,603	38,333
Professional liability risks	1,466	1,544
Right-of-use operating lease obligations	1,853	1,863
Income taxes and other liabilities	2,219	2,041

Stockholders’ (deficit) equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 224,605,100 shares — 2025 and 249,981,400 shares — 2024	2	3
Accumulated other comprehensive loss	(305)	(387)
Retained deficit	(5,724)	(2,115)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(6,027)	(2,499)
Noncontrolling interests	3,256	3,054
	(2,771)	555
	$60,720	$59,513

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(Dollars in millions, except per share amounts)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2022	277.378	$3	$—	$(490)	$(2,280)	$2,694	$(73)
Comprehensive income				65	5,242	849	6,156
Repurchase of common stock	(14.465)		(172)		(3,670)		(3,842)
Share-based benefit plans	2.624		172				172
Cash dividends declared ($2.40 per share)					(658)		(658)
Distributions						(640)	(640)
Other					14	(69)	(55)
Balances, December 31, 2023	265.537	3	—	(425)	(1,352)	2,834	1,060
Comprehensive income				38	5,760	897	6,695
Repurchase of common stock	(17.798)		(261)		(5,803)		(6,064)
Share-based benefit plans	2.242		261				261
Cash dividends declared ($2.64 per share)					(688)		(688)
Distributions						(711)	(711)
Other					(32)	34	2
Balances, December 31, 2024	249.981	3	-	(387)	(2,115)	3,054	555
Comprehensive income				82	6,784	998	7,864
Repurchase of common stock	(26.739)	(1)	(417)		(9,692)		(10,110)
Share-based benefit plans	1.363		417				417
Cash dividends declared ($2.88 per share)					(684)		(684)
Distributions						(827)	(827)
Other					(17)	31	14
Balances, December 31, 2025	224.605	$2	$—	$(305)	$(5,724)	$3,256	$(2,771)

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(Dollars in millions)

	2025	2024	2023
Cash flows from operating activities:
Net income	$7,782	$6,657	$6,091
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(94)	(799)	(935)
Inventories and other assets	(154)	334	(126)
Accounts payable and accrued expenses	666	359	604
Depreciation and amortization	3,523	3,312	3,077
Income taxes	310	22	229
Losses (gains) on sales of facilities	(37)	(14)	5
Amortization of debt issuance costs and discounts	44	35	35
Share-based compensation	401	360	262
Other	195	248	189
Net cash provided by operating activities	12,636	10,514	9,431

Cash flows from investing activities:
Purchase of property and equipment	(4,944)	(4,875)	(4,744)
Acquisition of hospitals and health care entities	(397)	(266)	(635)
Sales of hospitals and health care entities	269	328	193
Change in investments	72	(115)	(112)
Other	12	(5)	(19)
Net cash used in investing activities	(4,988)	(4,933)	(5,317)

Cash flows from financing activities:
Issuances of long-term debt	8,474	7,495	3,224
Net change in short-term borrowings and revolving credit facilities	2,202	(1,880)	(1,020)
Repayment of long-term debt	(7,389)	(2,410)	(909)
Distributions to noncontrolling interests	(827)	(711)	(640)
Payment of debt issuance costs	(79)	(67)	(31)
Payment of dividends	(679)	(690)	(661)
Repurchase of common stock	(10,067)	(6,042)	(3,811)
Other	(185)	(277)	(246)
Net cash used in financing activities	(8,550)	(4,582)	(4,094)
Effect of exchange rate changes on cash and cash equivalents	9	(1)	7
Change in cash and cash equivalents	(893)	998	27
Cash and cash equivalents at beginning of period	1,933	935	908
Cash and cash equivalents at end of period	$1,040	$1,933	$935
Interest payments	$2,207	$1,938	$1,892
Income tax payments, net	$1,740	$1,844	$1,386

The accompanying notes are an integral part of the consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2025 these affiliates owned and operated 190 hospitals, 121 freestanding surgery centers, 31 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 19 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative include our corporate office costs, which were $548 million, $421 million and $353 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Years Ended December 31,
	2025	Ratio	2024	Ratio	2023	Ratio
Medicare	$11,273	14.9%	$10,780	15.3%	$10,585	16.3%
Managed Medicare	13,435	17.8	11,987	17.0	10,496	16.2
Medicaid	5,909	7.8	4,678	6.6	3,606	5.6
Managed Medicaid	3,693	4.9	3,980	5.6	3,879	6.0
Managed care and other insurers	36,968	48.9	34,954	49.5	31,819	49.0
International (managed care and other insurers)	1,864	2.5	1,682	2.4	1,509	2.3
Other	2,458	3.2	2,542	3.6	3,074	4.6
Revenues	$75,600	100.0%	$70,603	100.0%	$64,968	100.0%

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement and disproportionate-share amounts, related primarily to cost reports filed during the respective year, resulted in net increases to revenues of $31 million, $42 million and $84 million in 2025, 2024 and 2023, respectively. The adjustments to estimated reimbursement amounts related primarily to cost reports filed during previous years resulted in net increases to revenues of $32 million in 2025, $78 million in 2024 and $58 million in 2023.

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

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our revenues. At December 31, 2025 and 2024, estimated implicit price concessions of $7.674 billion and $7.773 billion, respectively, had been recorded to adjust our revenues and accounts receivable to the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the years ended December 31, follows (dollars in millions):

	2025	2024	2023
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$63,635	$60,056	$55,341
Cost-to-charges ratio (patient care costs as percentage of gross patient charges)	9.6%	10.1%	10.5%
Total uncompensated care	$47,966	$43,231	$35,426
Multiply by the cost-to-charges ratio	9.6%	10.1%	10.5%
Estimated cost of total uncompensated care	$4,605	$4,366	$3,720

The total uncompensated care amounts include charity care of $16.499 billion, $15.942 billion and $14.425 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated cost of charity care was $1.584 billion, $1.610 billion and $1.515 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

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

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Accounts Receivable

We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable. Days revenues in accounts receivable were 51 days, 54 days and 53 days at December 31, 2025, 2024 and 2023, respectively. Changes in general economic conditions, revenue cycle service center operations, payer mix, payer claim processing, or federal, state and private employer health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Depreciation expense, computed using the straight-line method, was $3.508 billion in 2025, $3.294 billion in 2024 and $3.052 billion in 2023. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

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

Investments of Insurance Subsidiaries

At December 31, 2025 and 2024, the investment securities held by our insurance subsidiaries were classified as “available-for-sale” as defined in Accounting Standards Codification (“ASC”) No. 320, Investments — Debt Securities and are recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay liability claims covered by the insurance subsidiaries. We perform quarterly assessments of individual investment securities to determine whether declines in fair value are due to credit-related or noncredit-related factors. Our investment securities evaluation process involves subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether a credit-related impairment has occurred. We evaluate, among other things, the financial position and near-term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered to be a credit-related impairment. The extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, an impairment loss is recognized. Fair value is estimated based upon internal evaluations of each reporting unit that include quantitative analyses of market multiples, revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairments were recognized during 2025, 2024 or 2023.

During 2025, goodwill increased by $218 million related to acquisitions and declined by $6 million related to foreign currency translation and other adjustments. During 2024, goodwill increased by $170 million related to acquisitions and declined by $6 million related to foreign currency translation and other adjustments.

During 2025 and 2024, identifiable intangible assets declined by $12 million and $16 million, respectively, due to amortization and other adjustments. Identifiable intangible assets with finite lives are amortized over estimated lives ranging generally from three to 10 years. The gross carrying amount of amortizable identifiable intangible assets at both December 31, 2025 and 2024 was $274 million and accumulated amortization was $256 million and $244 million, respectively. The gross carrying amount of indefinite-lived identifiable intangible assets at both December 31, 2025 and 2024 was $293 million. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist.

Debt Issuance Costs and Discounts

Debt issuance costs and discounts are amortized based upon the terms of the respective debt obligations. The gross carrying amounts of debt issuance costs and discounts at December 31, 2025 and 2024 were $639 million and $608 million, respectively, and accumulated amortization was $203 million and $239 million, respectively. Amortization of debt issuance costs and discounts is included in interest expense and was $44 million, $35 million and $35 million for 2025, 2024 and 2023, respectively.

Professional Liability Reserves

Reserves for professional liability risks were $2.044 billion and $2.131 billion at December 31, 2025 and 2024, respectively. The current portion of the reserves, $578 million and $587 million at December 31, 2025 and 2024, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $651 million, $627 million and $619 million for 2025, 2024 and 2023, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate cost of all reported and unreported losses incurred and unpaid through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,360 and 2,120 individual claims at December 31, 2025 and 2024, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2025 and 2024, $702 million and $600 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — ACCOUNTING POLICIES (continued)

Professional Liability Reserves (continued)

A portion of our professional liability risks is insured through one of our insurance subsidiaries. Subject, in most cases, to a $15 million per occurrence self-insured retention, our facilities are insured by our insurance subsidiary for losses up to $110 million per occurrence ($120 million effective January 1, 2026). The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of either $25 million or $35 million per occurrence, depending on the jurisdiction for the related claim. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

The obligations covered by reinsurance and excess insurance contracts are included in the reserves for professional liability risks, as we remain liable to the extent the reinsurers and excess insurance carriers do not meet their obligations under the reinsurance and excess insurance contracts. The amounts receivable under the reinsurance contracts were $38 million and $35 million at December 31, 2025 and 2024, respectively, recorded in “other assets,” and $9 million and $45 million at December 31, 2025 and 2024, respectively, recorded in “other current assets.”

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

NOTE 2 — SHARE-BASED COMPENSATION

Stock Incentive Plans

Our stock incentive plans are designed to promote the long-term financial interests and growth of the Company by attracting and retaining management and other personnel, motivating them to achieve long range goals and aligning their interests with those of our stockholders. Stock appreciation right (“SAR”) and restricted share unit (“RSU”) grants vest solely based upon continued employment over a specific period of time, and performance share unit (“PSU”) grants vest based upon both continued employment over a specific period of time and the achievement of predetermined financial targets over a specific period of time. During 2025, the Company’s stockholders approved certain amendments to the 2020 Stock Incentive Plan for Key Employees of HCA Healthcare, Inc. and its Affiliates, including an increase in the number of shares available for issuance under the plan by 13.150 million shares. At December 31, 2025 there were 18.794 million shares available for future grants under the plan.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2025, 9.119 million shares of common stock were reserved for ESPP issuances. During 2025, 2024 and 2023, the Company recognized $19 million, $18 million and $17 million, respectively, of compensation expense related to the ESPP.

SAR, RSU and PSU Activity

The fair value of each SAR award is estimated on the grant date, using valuation models and the weighted average assumptions indicated in the following table. Awards under our stock incentive plans generally vest based on continued employment (“Time SARs” and “RSUs”) or based upon continued employment and the achievement of certain financial targets (“PSUs”). PSUs have a three-year cumulative earnings per share target, and the number of PSUs earned can vary from zero (for actual performance less than 85% of target for 2025 grants and 90% of target for 2024 and prior grants) to two times the original PSU grant (for actual performance of 110% or more of target). Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. The expected term of the share-based award is limited by the contractual term. We use historical exercise behavior data and other factors to estimate the expected term of the SARs.

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

	2025	2024	2023
Risk-free interest rate	4.33%	3.94%	3.69%
Expected volatility	33%	33%	36%
Expected life, in years	5.28	5.23	5.14
Expected dividend yield	0.88%	0.87%	0.95%

Information regarding Time SAR and Performance SAR activity during 2025, 2024 and 2023 is summarized below (share amounts in thousands):

	Time SARs	Performance SARs	Total SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in millions)
SARs outstanding, December 31, 2022	5,960	127	6,087	$126.38
Granted	580	—	580	253.49
Exercised	(1,156)	(83)	(1,239)	95.29
Cancelled	(59)	—	(59)	202.05
SARs outstanding, December 31, 2023	5,325	44	5,369	146.46
Granted	491	—	491	305.44
Exercised	(1,128)	(44)	(1,172)	111.02
Cancelled	(101)	—	(101)	246.78
SARs outstanding, December 31, 2024	4,587	—	4,587	170.31
Granted	418	—	418	329.80
Exercised	(859)	—	(859)	125.10
Cancelled	(40)	—	(40)	308.57
SARs outstanding, December 31, 2025	4,106	—	4,106	$194.62	5.1 years	$1,118
SARs exercisable, December 31, 2025	3,012	—	3,012	$158.20	4.0 years	$930

The weighted average fair values of SARs granted during 2025, 2024 and 2023 were $114.39, $102.65 and $87.47 per share, respectively. The intrinsic values of SARs exercised during 2025, 2024 and 2023 were $226 million, $257 million and $207 million, respectively. As of December 31, 2025, the unrecognized compensation cost related to nonvested SARs was $47 million.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

SAR, RSU and PSU Activity (continued)

Information regarding RSU and PSU activity during 2025, 2024 and 2023 is summarized below (share amounts in thousands):

	RSUs	PSUs	Total RSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, December 31, 2022	1,784	1,715	3,499	$179.18
Granted	609	479	1,088	253.85
Performance adjustment	—	697	697	144.42
Vested	(717)	(1,393)	(2,110)	152.50
Cancelled	(125)	(88)	(213)	217.78
RSUs and PSUs outstanding, December 31, 2023	1,551	1,410	2,961	214.71
Granted	582	434	1,016	305.97
Performance adjustment	—	566	566	174.55
Vested	(639)	(1,132)	(1,771)	181.81
Cancelled	(138)	(103)	(241)	260.96
RSUs and PSUs outstanding, December 31, 2024	1,356	1,175	2,531	260.95
Granted	492	367	859	330.72
Performance adjustment	—	(175)	(175)	235.81
Vested	(526)	(191)	(717)	237.46
Cancelled	(94)	(71)	(165)	298.81
RSUs and PSUs outstanding, December 31, 2025	1,228	1,105	2,333	$293.03

The fair values of RSUs and PSUs that vested during 2025, 2024 and 2023 were $238 million, $539 million and $550 million, respectively. As of December 31, 2025, the unrecognized compensation cost related to RSUs and PSUs was $387 million.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

During 2025, we paid $189 million to acquire two hospital facilities in New Hampshire and Florida and $208 million to acquire nonhospital health care entities. During 2024, we paid $112 million to acquire three hospital facilities in Texas and $154 million to acquire nonhospital health care entities. During 2023, we paid $229 million to acquire four hospital facilities in Texas and $406 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of these acquired entities aggregated $218 million, $170 million and $362 million in 2025, 2024 and 2023, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of these acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2025, we received proceeds of $230 million and recognized a pretax gain of $41 million ($31 million net of tax) related to the sales of two hospital facilities in California and Indiana. We also received proceeds of $39 million and recognized a pretax loss of $4 million ($3 million after tax) related to sales of real estate and other health care entity investments. During 2024, we received proceeds of $295 million and recognized a pretax gain of $189 million ($145 million net of tax) related to the sale of a hospital facility in California. We also received proceeds of $33 million and recognized a pretax loss of $5 million ($4 million after tax) related to sales of real estate and other health care entity investments. In addition, we recognized a pretax loss of $170 million ($130 million after tax) related to a hospital facility in California that we sold in 2025. During 2023, we received proceeds of $162 million for the sale of two hospital facilities in Louisiana. We also received proceeds of $31 million related to sales of real estate and other health care entity investments. We recognized a pretax loss of $5 million for these transactions.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES

Effective January 1, 2025, we adopted Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), with a retrospective approach to all prior periods presented. Pretax income including income attributable to noncontrolling interests consists of the following (dollars in millions):

	2025	2024	2023
Domestic	$9,720	$8,444	$7,621
Foreign	112	79	85
	$9,832	$8,523	$7,706

Income taxes paid consist of the following (dollars in millions):

	2025	2024	2023
Federal	$1,466	$1,625	$1,187
State
Florida	98	72	85
All other	157	134	105
Foreign	19	13	9
	$1,740	$1,844	$1,386

The provision for income taxes consists of the following (dollars in millions):

	2025	2024	2023
Current:
Federal	$1,551	$1,202	$1,118
State	248	212	213
Foreign	13	20	3
Deferred:
Federal	201	394	241
State	31	31	21
Foreign	6	7	19
	$2,050	$1,866	$1,615

Our provision for income taxes for the years ended December 31, 2025, 2024 and 2023 included tax benefits of $61 million, $102 million and $93 million, respectively, related to the settlement of employee equity awards. The provision for income taxes reflects a $27 million and $61 million reduction in interest (net of tax) and penalty expense and $36 million of interest expense (net of tax) for the years ended December 31, 2025, 2024 and 2023, respectively. During 2024, we derecognized deferred tax assets and increased our tax provision by $276 million due to an internal restructuring of certain affiliates.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows (dollars in millions):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$2,065	21.0%	$1,790	21.0%	$1,618	21.0%
State and local taxes, net of federal income tax effect (1)	228	2.3	206	2.4	179	2.3
Foreign tax effects	(4)	—	10	0.1	4	0.1
Nontaxable or nondeductible items
Noncontrolling interest	(210)	(2.1)	(188)	(2.2)	(178)	(2.3)
Share-based payment awards	(55)	(0.6)	(91)	(1.1)	(84)	(1.1)
Other nontaxable or nondeductible items	41	0.5	50	0.6	43	0.6
Changes in unrecognized tax benefits	(18)	(0.2)	(177)	(2.1)	33	0.4
Other Adjustments
Internal restructuring of affiliates	—	—	265	3.2	—	—
Other adjustments, net	3	—	1	—	—	—
Effective tax rate on income before income taxes	$2,050	20.9%	$1,866	21.9%	$1,615	21.0%

(1) State taxes in Florida and Texas made up the majority (greater than 50%) of the tax effect in this category.

The 2025 Federal Budget Act (the "FBA"), which was enacted on July 4, 2025, makes numerous tax changes, including reinstatement of 100% bonus depreciation for qualifying property placed in service after January 19, 2025, changing the timing of cash tax payments in 2025 and expected timing of cash tax payments for future years. We do not expect the tax provisions of the FBA will have a material impact on our effective tax rate.

A summary of the items comprising our deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2025		2024
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$1,357	$—	$1,139
Allowances for professional liability and other risks	440	—	395	—
Accounts receivable	427	—	418	—
Compensation	322	—	285	—
Right-of-use lease assets and obligations	476	459	478	462
Other	268	1,036	297	932
	$1,933	$2,852	$1,873	$2,533

At December 31, 2025, state net operating loss carryforwards (expiring in years 2026 through 2044) available to offset future taxable income approximated $24 million. Utilization of net operating loss carryforwards in any one year may be limited.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — INCOME TAXES (continued)

The following table summarizes the activity related to our gross unrecognized tax benefits, excluding accrued interest and penalties of $78 million and $115 million as of December 31, 2025 and 2024, respectively (dollars in millions):

	2025	2024
Balance at January 1	$504	$639
Additions based on tax positions related to the current year	21	40
Additions for tax positions of prior years	25	63
Reductions for tax positions of prior years	(3)	(206)
Settlements	(1)	(17)
Lapse of applicable statutes of limitations	(27)	(15)
Balance at December 31	$519	$504

Unrecognized tax benefits of $274 million as of December 31, 2025 ($295 million as of December 31, 2024) would affect the effective rate, if recognized.

During 2025, the Internal Revenue Service (“IRS”) concluded its examination of the Company’s 2022 and 2023 income tax returns resolving all federal income tax matters for those years. Completion of the examination had no material impact on our results of operations or financial position. During 2024, the IRS completed its examination of our 2016, 2017 and 2018 income tax returns, resolving all federal income tax matters for those years. In 2024, we reduced our tax provision by $254 million, including interest of $118 million (net of tax). Of this amount, $181 million, including $47 million of interest (net of tax) related to the tax rate changes under the 2017 Tax Cuts and Jobs Act. At December 31, 2025, the IRS was examining the 2019 tax returns of certain affiliates of the Company. We are subject to examination by the IRS for years after 2023, as well as by state and foreign taxing authorities.

NOTE 5 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding SARs, RSUs and PSUs, computed using the treasury stock method. During 2025, 2024 and 2023, we repurchased 26.739 million shares, 17.798 million shares and 14.465 million shares, respectively, of our common stock.

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (dollars and shares in millions, except per share amounts):

	2025	2024	2023
Net income attributable to HCA Healthcare, Inc.	$6,784	$5,760	$5,242

Weighted average common shares outstanding	236.413	258.603	272.404
Effect of dilutive incremental shares	3.082	3.203	4.008
Shares used for diluted earnings per share	239.495	261.806	276.412
Earnings per share:
Basic earnings per share	$28.70	$22.27	$19.25
Diluted earnings per share	$28.33	$22.00	$18.97

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of the insurance subsidiaries’ investments at December 31 follows (dollars in millions):

	2025
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$342	$1	$(15)	$328
Money market funds and other	260	—	—	260
	$602	$1	$(15)	588
Amounts classified as current assets				(103)
Investment carrying value				$485

	2024
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$388	$—	$(27)	$361
Money market funds and other	296	—	—	296
	$684	$—	$(27)	657
Amounts classified as current assets				(88)
Investment carrying value				$569

At December 31, 2025 and 2024, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income (loss).

Scheduled maturities of investments in debt securities at December 31, 2025 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$29	$29
Due after one year through five years	145	140
Due after five years through ten years	111	104
Due after ten years	57	55
	$342	$328

The average expected maturity of the investments in debt securities at December 31, 2025 was 3.7 years, compared to the average scheduled maturity of 7.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	2025
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$328	$1	$327	$—
Money market funds and other	260	260	—	—
Investments of insurance subsidiaries	588	261	327	—
Less amounts classified as current assets	(103)	(103)	—	—
	$485	$158	$327	$—

	2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$361	$—	$361	$—
Money market funds and other	296	296	—	—
Investments of insurance subsidiaries	657	296	361	—
Less amounts classified as current assets	(88)	(88)	—	—
	$569	$208	$361	$—

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The estimated fair value of our long-term debt was $45.911 billion and $40.845 billion at December 31, 2025 and 2024, respectively, compared to carrying amounts, gross of debt issuance costs, premiums and discounts, aggregating $46.928 billion and $43.400 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

NOTE 8 — DEBT

A summary of our debt at December 31, 2025 and December 31, 2024, including related interest rates at December 31, 2025, follows (dollars in millions):

	2025	2024
Short-term borrowings:
Commercial paper (average life of 18 days, weighted average rate of 4.3%)	$2,207	$—
Long-term debt:
Senior secured term loan facility	—	1,238
Other senior secured debt (effective interest rate of 4.6%)	1,021	1,046
Senior unsecured credit facilities	—	—
Senior unsecured notes payable through 2095 (effective interest rate of 5.1%)	43,700	41,116
Debt issuance costs and discounts	(436)	(369)
Total long-term debt (average life of 11.9 years, rates averaging 5.1%)	44,285	43,031
Total debt	46,492	43,031
Less amounts due within one year	4,889	4,698
	$41,603	$38,333

2025 Financing Activities

We issued $5.250 billion aggregate principal amount of senior notes comprised of (i) $700 million aggregate principal amount of 5.000% senior notes due 2028, (ii) $300 million aggregate principal amount of floating rate senior notes due 2028, (iii) $750 million aggregate principal amount of 5.250% senior notes due 2030, (iv) $750 million aggregate principal amount of 5.500% senior notes due 2032, (v) $1.500 billion aggregate principal amount of 5.750% senior notes due 2035 and (vi) $1.250 billion aggregate principal amount of 6.200% senior notes due 2055. We used the net proceeds to repay borrowings under the senior unsecured credit facility and for general corporate purposes.

We also issued $3.250 billion aggregate principal amount of senior notes comprised of (i) $500 million aggregate principal amount of 4.300% senior notes due 2030, (ii) $1.000 billion aggregate principal amount of 4.600% senior notes due 2032, (iii) $1.000 billion aggregate principal amount of 4.900% senior notes due 2035 and (iv) $750 million aggregate principal amount of 5.700% senior notes due 2055. We used the net proceeds to repay borrowings under the commercial paper program and for general corporate purposes.

We repaid at maturity all $2.600 billion aggregate principal amount of 5.375% senior notes, all $1.400 billion aggregate principal amount of 5.25% senior notes, $291 million aggregate principal amount of 7.69% senior notes and $125 million aggregate principal amount of 7.58% medium-term notes. We also redeemed all $1.500 billion aggregate principal amount of 5.875% senior notes due 2026.

Senior Unsecured Credit Facility And Other Senior Secured Debt

During 2025, we entered into a new credit agreement that provides for $8.000 billion of senior unsecured revolving credit commitments with a term of five years (“senior unsecured credit facility”). Borrowings under the senior unsecured credit facility bear interest at a rate equal to the Secured Overnight Financing Rate plus 1.125% (plus, until October 23, 2025, a 0.10% credit spread adjustment, as the unsecured credit facility was amended on that date to remove the credit spread adjustment). We terminated our $4.500 billion senior secured asset-based revolving credit facility, our $3.500 billion senior secured revolving cash flow credit facility and our senior secured term loan facility of $1.238 billion. Finance leases and other secured debt totaled $1.021 billion at December 31, 2025.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — DEBT (continued)

Commercial Paper Program

During 2025, we established a commercial paper program under which we may issue unsecured commercial paper notes from time to time up to a maximum aggregate face or principal amount of $4.000 billion outstanding at any time. Amounts available under the program may be borrowed, repaid and reborrowed from time to time. The maturities of the commercial paper notes borrowings may vary, but will not exceed 397 days from the date of issue, and the proceeds from the program will be used for general corporate purposes. In connection with the commercial paper program, we intend to maintain a minimum available borrowing capacity under our $8.000 billion senior unsecured credit facility equal to the aggregate amount outstanding under the commercial paper program. At December 31, 2025, we had $2.207 billion of commercial paper outstanding, and there were no borrowings outstanding under our senior unsecured credit facility.

Senior Unsecured Notes

Senior unsecured notes consist of (i) $43.250 billion aggregate principal amount of senior notes with maturities ranging from 2026 to 2064 and (ii) an aggregate principal amount of $450 million debentures with maturities ranging from 2027 to 2095.

General Debt Information

Maturities of long-term debt in years 2027 through 2030 are $2.547 billion, $3.645 billion, $3.577 billion and $4.021 billion, respectively.

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

The following table presents our lease-related assets and liabilities at December 31, 2025 and 2024 (dollars in millions):

	Balance Sheet Classification	2025	2024
Assets:
Operating leases	Right-of-use operating lease assets	$2,130	$2,131
Finance leases	Property and equipment	607	646
Total lease assets		$2,737	$2,777
Liabilities:
Current:
Operating leases	Other accrued expenses	$352	$343
Finance leases	Short-term borrowings and long-term debt due within one year	133	162
Noncurrent:
Operating leases	Right-of-use operating lease obligations	1,853	1,863
Finance leases	Long-term debt	625	624
Total lease liabilities		$2,963	$2,992
Weighted-average remaining term:
Operating leases		11.4 years	11.3 years
Finance leases		11.1 years	10.5 years
Weighted-average discount rate:
Operating leases		5.3%	5.1%
Finance leases		5.6%	5.3%

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LEASES (continued)

The following table presents certain information related to expenses for finance and operating leases for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	2025	2024	2023
Finance lease expense:
Depreciation and amortization	$182	$159	$164
Interest	41	37	31
Operating leases(1)	516	503	495
Short-term lease expense(1)	317	365	337
Variable lease expense(1)	197	181	162
	$1,253	$1,245	$1,189

(1)
Expenses are included in “other operating expenses” in our consolidated income statements.

The following table presents supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$501	$490	$479
Operating cash flows for finance leases	41	37	31
Financing cash flows for finance leases	173	172	140

Maturities of Lease Liabilities

The following table reconciles the undiscounted minimum lease payment amounts to the operating and finance lease liabilities recorded on the balance sheet at December 31, 2025 and 2024 (dollars in millions):

	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Year 1	$474	$173	$455	$197
Year 2	413	126	405	146
Year 3	343	100	344	99
Year 4	276	85	281	81
Year 5	214	62	221	71
Thereafter	1,499	532	1,460	497
Total minimum lease payments	3,219	1,078	3,166	1,091
Less: amount of lease payments representing interest	(1,014)	(320)	(960)	(305)
Present value of future minimum lease payments	2,205	758	2,206	786
Less: current lease obligations	(352)	(133)	(343)	(162)
Long-term lease obligations	$1,853	$625	$1,863	$624

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

On February 6, 2026, the Company entered into an Exchange Agreement with an entity controlled by the Company’s founder, Dr. Thomas F. Frist, Jr. and certain of his affiliates. Under the Exchange Agreement, the Company exchanged 36,629,188 shares of our common stock delivered to the Company for 36,557,141 new shares of our common stock (the “Exchange”). Upon receipt of the exchanged shares, the Company retired and canceled the shares, which ceased to be outstanding and returned to the status of authorized but unissued shares. As a result, the net effect of the Exchange is a decrease of 72,047 shares of our outstanding common stock.

Share Repurchase Transactions

During January 2026, January 2025, January 2024, January 2023 and January 2022, our Board of Directors authorized share repurchase programs for up to $10 billion, $10 billion, $6 billion, $3 billion and $8 billion, respectively, of the Company’s outstanding common stock.

During 2025, we repurchased 26.739 million shares of our common stock at an average price of $374.54 per share through market purchases pursuant to the January 2024 authorization (which was completed during 2025) and the January 2025 authorization. At December 31, 2025, we had $750 million of repurchase authorization available under the January 2025 authorization. During 2024, we repurchased 17.798 million shares of our common stock at an average price of $337.74 per share through market purchases pursuant to the January 2023 authorization (which was completed during 2024) and the January 2024 authorization. During 2023, we repurchased 14.465 million shares of our common stock at an average price of $263.47 per share through market purchases pursuant to the January 2022 authorization (which was completed during 2023) and the January 2023 authorization.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — EMPLOYEE BENEFIT PLANS

We maintain defined contribution benefit plans that are available to employees who meet certain minimum requirements. The plans require that we match participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants). Benefits expense under these plans totaled $744 million for 2025, $689 million for 2024 and $659 million for 2023. Our matching contributions are funded during the year following the participant contributions.

We maintain the noncontributory, nonqualified Restoration Plan to provide retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of a base amount and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ hypothetical account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service, hypothetical investment returns (gains or losses) and certain IRS limitations. Benefits expense under the plan was $40 million for 2025, $31 million for 2024 and $40 million for 2023. Accrued benefits liabilities under the plan totaled $237 million at December 31, 2025 and $229 million at December 31, 2024.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives (the SERP is not funded). The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $8 million for 2025, $7 million for 2024 and $10 million for 2023. Accrued benefits liabilities under this plan totaled $126 million at December 31, 2025 and $109 million at December 31, 2024.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. The amount recognized under these plans was a $7 million credit for 2025, $6 million credit for 2024 and $2 million expense for 2023. Net assets available for benefits in excess of the projected benefit obligation under these plans were $165 million and $118 million at December 31, 2025 and 2024, respectively.

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, Atlantic and American Groups. At December 31, 2025, the National Group included 53 hospitals located in Alaska, California, Idaho, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia; the Atlantic Group included 63 hospitals located in Florida, Georgia, Northern Kansas, Missouri and South Carolina; and the American Group included 66 hospitals located in Colorado, Central Kansas, Louisiana and Texas. The eight hospitals we operate in England are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, salaries and benefits, supplies, other operating expenses, equity in earnings or losses of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill and other intangible assets that are provided to the Chief Operating Decision Maker, which is the Chief Executive Officer, are summarized in the following tables (dollars in millions) and represent the operating segments at December 31, 2025:

	For the Year Ended December 31, 2025
	National Group	Atlantic Group	American Group
Revenues	$21,278	$24,709	$26,445

Salaries and benefits	7,812	9,023	8,992
Supplies	3,043	3,689	4,263
Other operating expenses	5,321	6,358	6,962
Equity in (earnings) losses of affiliates	(1)	(3)	(68)
	16,175	19,067	20,149
Adjusted segment EBITDA	$5,103	$5,642	$6,296

	For the Year Ended December 31, 2024
	National Group	Atlantic Group	American Group
Revenues	$19,656	$23,380	$24,668

Salaries and benefits	7,542	8,686	8,599
Supplies	2,812	3,553	4,035
Other operating expenses	4,908	6,206	6,367
Equity in (earnings) losses of affiliates	2	(3)	(62)
	15,264	18,442	18,939
Adjusted segment EBITDA	$4,392	$4,938	$5,729

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the Year Ended December 31, 2023
	National Group	Atlantic Group	American Group
Revenues	$18,105	$21,167	$22,318

Salaries and benefits	7,196	8,058	8,080
Supplies	2,658	3,331	3,616
Other operating expenses	4,253	5,289	5,473
Equity in (earnings) losses of affiliates	(2)	(3)	(59)
	14,105	16,675	17,110
Adjusted segment EBITDA	$4,000	$4,492	$5,208

	For the Year Ended December 31,
	2025	2024	2023
Adjusted segment EBITDA:
National Group	$5,103	$4,392	$4,000
Atlantic Group	5,642	4,938	4,492
American Group	6,296	5,729	5,208
	17,041	15,059	13,700
Adjustments to reconcile Total Adjusted segment EBITDA to consolidated Income before income taxes:
Corporate and Other	1,475	1,177	974
Depreciation and amortization	3,523	3,312	3,077
Interest expense	2,248	2,061	1,938
Losses (gains) on sales of facilities	(37)	(14)	5
Income before income taxes	$9,832	$8,523	$7,706

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
National Group	$21,278	$19,656	$18,105
Atlantic Group	24,709	23,380	21,167
American Group	26,445	24,668	22,318
Corporate and other	3,168	2,899	3,378
	$75,600	$70,603	$64,968

Depreciation and amortization:
National Group	$905	$857	$834
Atlantic Group	1,122	1,061	989
American Group	1,131	1,083	971
Corporate and other	365	311	283
	$3,523	$3,312	$3,077

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	December 31,
	2025	2024	2023
Assets:
National Group	$13,596	$12,855	$12,487
Atlantic Group	17,945	17,168	16,098
American Group	21,217	20,714	19,786
Corporate and other	7,962	8,776	7,840
	$60,720	$59,513	$56,211

	National Group	Atlantic Group	American Group	Corporate and Other	Total
Goodwill and other intangible assets:
Balance at December 31, 2022	$1,244	$2,057	$5,152	$1,200	$9,653
Acquisitions	—	8	326	28	362
Foreign currency translation, amortization and other	(3)	(1)	—	(66)	(70)
Balance at December 31, 2023	1,241	2,064	5,478	1,162	9,945
Acquisitions	—	61	105	4	170
Foreign currency translation, amortization and other	(4)	(1)	3	(20)	(22)
Balance at December 31, 2024	1,237	2,124	5,586	1,146	10,093
Acquisitions	21	90	101	6	218
Foreign currency translation, amortization and other	(24)	—	1	5	(18)
Balance at December 31, 2025	$1,234	$2,214	$5,688	$1,157	$10,293

HCA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2022	$(30)	$(373)	$(87)	$(490)
Unrealized gains on available-for-sale securities, net of $2 income taxes	9			9
Foreign currency translation adjustments, net of $7 income taxes		34		34
Defined benefit plans, net of $6 of income taxes			21	21
Expense (benefit) reclassified into operations from other comprehensive income, net of none of income taxes and $1 income tax benefit, respectively	(1)		2	1
Balances at December 31, 2023	(22)	(339)	(64)	(425)
Unrealized gains on available-for-sale securities	1			1
Foreign currency translation adjustments, net of $2 income tax benefit		(14)		(14)
Defined benefit plans, net of $15 of income taxes			50	50
Expense reclassified into operations from other comprehensive income			1	1
Balances at December 31, 2024	(21)	(353)	(13)	(387)
Unrealized gains on available-for-sale securities, net of $3 income taxes	10			10
Foreign currency translation adjustments, net of $10 income taxes		54		54
Defined benefit plans, net of $7 of income taxes			24	24
Benefits reclassified into operations from other comprehensive income, net of $2 of income taxes			(6)	(6)
Balances at December 31, 2025	$(11)	$(299)	$5	$(305)

NOTE 15 — OTHER ACCRUED EXPENSES

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2025	2024
Professional liability risks	$578	$587
Defined contribution benefit plans	763	704
Right-of-use operating leases	352	343
Taxes other than income	504	419
Interest	499	502
Employee medical benefits	216	206
Other	1,365	1,138
	$4,277	$3,899