Form 10-Q
period 2026-03-31
HCA Healthcare, Inc.
filed 2026-04-29
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 27, 2026
Voting common stock, $.01 par value	221,839,800 shares

HCA HEALTHCARE, INC.

Form 10-Q

March 31, 2026

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

Unaudited

(Dollars in millions, except per share amounts)

	2026	2025
Revenues	$19,109	$18,321

Salaries and benefits	8,283	7,997
Supplies	2,853	2,764
Other operating expenses	4,180	3,845
Equity in earnings of affiliates	(9)	(18)
Depreciation and amortization	930	860
Interest expense	584	547
Losses (gains) on sales of facilities	1	(1)
	16,822	15,994
Income before income taxes	2,287	2,327
Provision for income taxes	430	502
Net income	1,857	1,825
Net income attributable to noncontrolling interests	237	215
Net income attributable to HCA Healthcare, Inc.	$1,620	$1,610
Per share data:
Basic earnings	$7.25	$6.52
Diluted earnings	$7.15	$6.45
Shares used in earnings per share calculations (in millions):
Basic	223.588	246.936
Diluted	226.652	249.440

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

Unaudited

(Dollars in millions)

	2026	2025
Net income	$1,857	$1,825
Other comprehensive income (loss) before taxes:
Foreign currency translation	(24)	30
Unrealized (losses) gains on available-for-sale securities	(1)	6
Other comprehensive (loss) income before taxes	(25)	36
Income taxes (benefits) related to other comprehensive income items	(3)	6
Other comprehensive (loss) income	(22)	30
Comprehensive income	1,835	1,855
Comprehensive income attributable to noncontrolling interests	237	215
Comprehensive income attributable to HCA Healthcare, Inc.	$1,598	$1,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$940	$1,040
Accounts receivable	11,324	10,867
Inventories	1,681	1,652
Other	2,107	2,224
	16,052	15,783

Property and equipment, at cost	67,365	66,275
Accumulated depreciation	(35,893)	(35,134)
	31,472	31,141

Investments of insurance subsidiaries	387	485
Investments in and advances to affiliates	615	633
Goodwill and other intangible assets	10,504	10,293
Right-of-use operating lease assets	2,094	2,130
Other	326	255
	$61,450	$60,720
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,806	$4,659
Accrued salaries	2,022	2,525
Other accrued expenses	3,898	4,277
Short-term borrowings and long-term debt due within one year	8,532	4,889
	19,258	16,350

Long-term debt, less debt issuance costs and discounts of $433 and $436	39,491	41,603
Professional liability risks	1,509	1,466
Right-of-use operating lease obligations	1,822	1,853
Income taxes and other liabilities	2,348	2,219

Stockholders’ (deficit) equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 222,530,900 shares — 2026 and 224,605,100 shares — 2025	2	2
Accumulated other comprehensive loss	(327)	(305)
Retained deficit	(5,978)	(5,724)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(6,303)	(6,027)
Noncontrolling interests	3,325	3,256
	(2,978)	(2,771)
	$61,450	$60,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2024	249.981	$3	$—	$(387)	$(2,115)	$3,054	$555
Comprehensive income				30	1,610	215	1,855
Repurchase of common stock	(7.762)	(1)	(57)		(2,470)		(2,528)
Share-based benefit plans	0.736		57				57
Cash dividends declared ($0.72 per share)					(178)		(178)
Distributions						(220)	(220)
Other					(11)	32	21
Balances, March 31, 2025	242.955	2	—	(357)	(3,164)	3,081	(438)
Comprehensive income				48	1,653	238	1,939
Repurchase of common stock	(7.031)		(126)		(2,404)		(2,530)
Share-based benefit plans	0.220		126				126
Cash dividends declared ($0.72 per share)					(173)		(173)
Distributions						(174)	(174)
Other					1	11	12
Balances, June 30, 2025	236.144	2	—	(309)	(4,087)	3,156	(1,238)
Comprehensive income				(8)	1,643	260	1,895
Repurchase of common stock	(6.514)		(123)		(2,399)		(2,522)
Share-based benefit plans	0.215		123				123
Cash dividends declared ($0.72 per share)					(169)		(169)
Distributions						(237)	(237)
Other					(8)	(3)	(11)
Balances, September 30, 2025	229.845	2	—	(317)	(5,020)	3,176	(2,159)
Comprehensive income (loss)				12	1,878	285	2,175
Repurchase of common stock	(5.432)		(111)		(2,419)		(2,530)
Share-based benefit plans	0.192		111				111
Cash dividends declared ($0.72 per share)					(164)		(164)
Distributions						(196)	(196)
Other					1	(9)	(8)
Balances, December 31, 2025	224.605	2	—	(305)	(5,724)	3,256	(2,771)
Comprehensive income				(22)	1,620	237	1,835
Repurchase of common stock	(3.157)				(1,581)		(1,581)
Share-based benefit plans	1.155				(116)		(116)
Cash dividends declared ($0.78 per share)					(176)		(176)
Distributions						(191)	(191)
Other	(0.072)				(1)	23	22
Balances, March 31, 2026	222.531	$2	$—	$(327)	$(5,978)	$3,325	$(2,978)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

Unaudited

(Dollars in millions)

	2026	2025
Cash flows from operating activities:
Net income	$1,857	$1,825
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(463)	(327)
Inventories and other assets	80	(360)
Accounts payable and accrued expenses	(990)	(1,000)
Depreciation and amortization	930	860
Income taxes	435	492
Losses (gains) on sales of facilities	1	(1)
Amortization of debt issuance costs and discounts	11	11
Share-based compensation	86	98
Other	67	53
Net cash provided by operating activities	2,014	1,651
Cash flows from investing activities:
Purchase of property and equipment	(1,119)	(991)
Acquisition of hospitals and health care entities	(265)	(227)
Sales of hospitals and health care entities	3	161
Change in investments	103	28
Other	(4)	(3)
Net cash used in investing activities	(1,282)	(1,032)
Cash flows from financing activities:
Issuance of long-term debt	—	5,233
Net change in short-term borrowings and revolving credit facilities	1,435	220
Repayment of long-term debt	(58)	(3,895)
Distributions to noncontrolling interests	(191)	(220)
Payment of debt issuance costs	—	(57)
Payment of dividends	(183)	(180)
Repurchase of common stock	(1,571)	(2,506)
Other	(262)	(90)
Net cash used in financing activities	(830)	(1,495)
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Change in cash and cash equivalents	(100)	(873)
Cash and cash equivalents at beginning of period	1,040	1,933
Cash and cash equivalents at end of period	$940	$1,060
Interest payments	$569	$539
Income tax (refunds) payments, net	$(5)	$10

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2026, these affiliates owned and operated 189 hospitals, 119 freestanding surgery centers and 30 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 19 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $133 million and $126 million for the quarters ended March 31, 2026 and 2025, respectively. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2025.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care who have income at or below 400% of the federal poverty level are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2026 and 2025 are summarized in the following table (dollars in millions):

	2026	Ratio	2025	Ratio
Medicare	$3,058	16.0%	$2,895	15.8%
Managed Medicare	3,508	18.4	3,299	18.0
Medicaid	1,444	7.6	1,190	6.5
Managed Medicaid	939	4.9	879	4.8
Managed care and insurers	9,084	47.5	9,041	49.4
International (managed care and insurers)	499	2.6	445	2.4
Other	577	3.0	572	3.1
Revenues	$19,109	100.0%	$18,321	100.0%

As expected, during the quarter ended March 31, 2026, our revenues from managed care and insurers were unfavorably impacted by the expiration of the enhanced premium tax credits at the end of 2025 and administrative reforms, both related to insurance purchased through the federal and state-based health insurance marketplaces (“Exchanges”).

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2026 and 2025 follows (dollars in millions):

	2026	2025
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$16,246	$15,466
Cost-to-charges ratio (patient care costs as a percentage of gross patient charges)	9.2%	9.6%
Total uncompensated care	$13,612	$10,993
Multiply by the cost-to-charges ratio	9.2%	9.6%
Estimated cost of total uncompensated care	$1,252	$1,055

The total uncompensated care amounts for the quarters ended March 31, 2026 and 2025 include charity care of $5.513 billion and $3.644 billion, respectively, and the related estimated costs of charity care were $507 million and $350 million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the quarter ended March 31, 2026, we paid $265 million to acquire nonhospital health care entities. During the quarter ended March 31, 2025, we paid $190 million to acquire two hospital facilities in New Hampshire and Florida and $37 million to acquire nonhospital health care entities.

During the quarter ended March 31, 2026, we received proceeds of $3 million and recognized a pretax loss of $1 million related to sales of real estate and other health care entity investments. During the quarter ended March 31, 2025, we received proceeds of $157 million related to the sale of a hospital facility in California. We also received proceeds of $4 million and recognized a pretax gain of $1 million related to sales of real estate and other health care entity investments.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended March 31, 2026 and 2025 were $430 million and $502 million, respectively, and the effective tax rate was was 18.8% and 21.6% (21.0% and 23.8% excluding net income attributable to noncontrolling interests as it relates to consolidated partnerships), respectively. The decline in the effective tax rate for the quarter ended March 31, 2026 is related primarily to an increase in the amount of deductible share-based compensation for vested employee equity awards. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $103 million and $24 million for the quarters ended March 31, 2026 and 2025, respectively.

Our gross unrecognized tax benefits were $535 million, excluding accrued interest and penalties of $88 million, as of March 31, 2026 ($519 million and $78 million, respectively, as of December 31, 2025). Unrecognized tax benefits of $290 million ($274 million as of December 31, 2025) would affect the effective rate, if recognized.

At March 31, 2026, the Internal Revenue Service (“IRS”) was examining the 2019 income tax return of an affiliate of the Company. We are subject to examination by the IRS for tax years after 2023, as well as by state and foreign taxing authorities.

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding equity awards, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2026 and 2025 (dollars and shares in millions, except per share amounts):

	2026	2025
Net income attributable to HCA Healthcare, Inc.	$1,620	$1,610

Weighted average common shares outstanding	223.588	246.936
Effect of dilutive incremental shares	3.064	2.504
Shares used for diluted earnings per share	226.652	249.440
Earnings per share:
Basic earnings	$7.25	$6.52
Diluted earnings	$7.15	$6.45

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at March 31, 2026 and December 31, 2025 follows (dollars in millions):

	March 31, 2026
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$338	$1	$(16)	$323
Money market funds and other	188	—	—	188
	$526	$1	$(16)	511
Amounts classified as current assets				(124)
Investment carrying value				$387

	December 31, 2025
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$342	$1	$(15)	$328
Money market funds and other	260	—	—	260
	$602	$1	$(15)	588
Amounts classified as current assets				(103)
Investment carrying value				$485

At March 31, 2026 and December 31, 2025, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income or loss.

Scheduled maturities of investments in debt securities at March 31, 2026 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$38	$38
Due after one year through five years	142	136
Due after five years through ten years	103	97
Due after ten years	55	52
	$338	$323

The average expected maturity of the investments in debt securities at March 31, 2026 was 3.8 years, compared to the average scheduled maturity of 7.6 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	March 31, 2026
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$323	$1	$322	$—
Money market funds and other	188	188	—	—
Investments of insurance subsidiaries	511	189	322	—
Less amounts classified as current assets	(124)	(124)	—	—
	$387	$65	$322	$—

	December 31, 2025
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$328	$1	$327	$—
Money market funds and other	260	260	—	—
Investments of insurance subsidiaries	588	261	327	—
Less amounts classified as current assets	(103)	(103)	—	—
	$485	$158	$327	$—

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The estimated fair value of our debt was $46.653 billion and $45.911 billion at March 31, 2026 and December 31, 2025, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $48.456 billion and $46.928 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of debt with the same maturities.

NOTE 7 — DEBT

A summary of our debt at March 31, 2026 and December 31, 2025, including related interest rates at March 31, 2026, follows (dollars in millions):

	2026	2025
Short-term borrowings:
Commercial paper (average life of 30 days, weighted average rate of 4.3%)	$3,650	$2,207
Long-term debt:
Other senior secured debt (effective interest rate of 4.8%)	1,106	1,021
Senior unsecured credit facilities	—	—
Senior unsecured notes payable through 2095 (effective interest rate of 5.1%)	43,700	43,700
Debt issuance costs and discounts	(433)	(436)
Total long-term debt (average life of 11.7 years, rates averaging 5.1%)	44,373	44,285
Total debt	48,023	46,492
Less amounts due within one year	8,532	4,889
	$39,491	$41,603

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — CAPITAL STOCK, SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

On February 6, 2026, the Company entered into an Exchange Agreement with an entity controlled by the Company’s founder, Dr. Thomas F. Frist, Jr. and certain of his affiliates. Under the Exchange Agreement, the Company exchanged 36,629,188 shares of our common stock delivered to the Company for 36,557,141 new shares of our common stock (the “Exchange”). Upon receipt of the exchanged shares, the Company retired and canceled the shares, which ceased to be outstanding and returned to the status of authorized but unissued shares. As a result, the net effect of the Exchange was a decrease of 72,047 shares of our outstanding common stock.

During each of January 2026 and January 2025, our Board of Directors authorized share repurchase programs, both of which were for up to $10 billion of our outstanding common stock. During the quarter ended March 31, 2026, we repurchased 3.157 million shares of our common stock at an average price of $497.63 per share through market purchases pursuant to the January 2025 authorization (which was fully utilized during the first quarter of 2026) and the January 2026 authorization. At March 31, 2026, we had $9.179 billion of repurchase authorization available under the January 2026 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2025	$(11)	$(299)	$5	$(305)
Unrealized losses on available-for-sale securities	(1)			(1)
Foreign currency translation adjustments, net of $3 income tax benefit		(21)		(21)
Balances at March 31, 2026	$(12)	$(320)	$5	$(327)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, Atlantic and American Groups. At March 31, 2026, the National Group included 53 hospitals located in Alaska, California, Idaho, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia; the Atlantic Group included 63 hospitals located in Florida, Georgia, Northern Kansas, Missouri and South Carolina; and the American Group included 66 hospitals located in Colorado, Central Kansas, Louisiana and Texas. The seven hospitals we operate in England are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, salaries and benefits, supplies, other operating expenses, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization and assets that are provided to the Chief Operating Decision Maker, which is the Chief Executive Officer, are summarized in the following tables (dollars in millions) and represent the operating segments for the quarters ended March 31, 2026 and 2025 and assets at March 31, 2026 and December 31, 2025:

	2026
	National Group	Atlantic Group	American Group
Revenues	$5,321	$6,363	$6,566

Salaries and benefits	1,966	2,286	2,277
Supplies	763	944	1,059
Other operating expenses	1,334	1,695	1,831
Equity in earnings of affiliates	—	(1)	(15)
	4,063	4,924	5,152
Adjusted segment EBITDA	$1,258	$1,439	$1,414

	2025
	National Group	Atlantic Group	American Group
Revenues	$5,065	$6,167	$6,331

Salaries and benefits	1,959	2,216	2,196
Supplies	741	914	1,020
Other operating expenses	1,233	1,576	1,711
Equity in earnings of affiliates	—	(1)	(14)
	3,933	4,705	4,913
Adjusted segment EBITDA	$1,132	$1,462	$1,418

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	2026	2025
Adjusted segment EBITDA:
National Group	$1,258	$1,132
Atlantic Group	1,439	1,462
American Group	1,414	1,418
	4,111	4,012
Adjustments to reconcile Total Adjusted segment EBITDA to consolidated Income before income taxes:
Corporate and Other	309	279
Depreciation and amortization	930	860
Interest expense	584	547
Losses (gains) on sales of facilities	1	(1)
Income before income taxes	$2,287	$2,327

	2026	2025
Revenues:
National Group	$5,321	$5,065
Atlantic Group	6,363	6,167
American Group	6,566	6,331
Corporate and other	859	758
	$19,109	$18,321
Depreciation and amortization:
National Group	$236	$226
Atlantic Group	298	274
American Group	295	279
Corporate and other	101	81
	$930	$860

	March 31, 2026	December 31, 2025
Assets:
National Group	$13,596	$13,596
Atlantic Group	18,691	17,945
American Group	21,251	21,217
Corporate and other	7,912	7,962
	$61,450	$60,720

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures that contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic or business conditions nationally and regionally in our markets, including inflation and the impact of trade policies, including changes in, or the imposition of, tariffs and/or trade barriers; changes in revenues resulting from declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, pharmaceuticals, supply chain or other expenditures; workforce disruptions; supply and pharmaceutical shortages and disruptions (including as a result of tariffs or geopolitical disruptions); and the impact of federal government shutdowns, holds on or cancellations of congressionally authorized spending and interruptions in the distribution of governmental funds, (2) the impact of current and future health care public policy developments and the implementation of new, and possible changes to existing, federal, state or local laws and regulations affecting health care spending or the health care industry, including the expiration at the end of 2025 of enhanced premium tax credits (“EPTCs”) for eligible individuals purchasing insurance coverage through federal and state-based health insurance marketplaces, changes in the structure and administration of, and funding for, federal and state agencies and programs, effects of the 2025 Federal Budget Act (the “FBA”) and efforts to address health care affordability, (3) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and the potential for future deficit or other spending reduction legislation that may alter current spending reductions, which include cuts to Medicare payments, or impose additional spending reductions, (5) the ability to achieve operating and financial targets, develop and execute resiliency plans to offset to the extent possible impacts from the FBA, the expiration of EPTCs and tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services, (6) possible reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs and state directed payment (“SDP”) arrangements, any of which may negatively impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, (8) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (9) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (10) the highly competitive nature of the health care business, (11) changes in service mix, revenue mix and service volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (12) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (13) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (14) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (15) changes in accounting practices, (16) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving or failure to receive payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, including Hurricanes Milton and Helene, physical risks from changing global weather patterns or similar events beyond our control on our assets and activities and the communities we serve, (25) changes in U.S. federal, state, or foreign tax laws, interpretations of tax laws by taxing authorities, other standard setting bodies or judicial decisions, (26) changes to, and the timing and amount of future approvals (if any) of, state Medicaid directed and supplemental payments and (27) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2026 Operations Summary

Revenues increased to $19.109 billion in the first quarter of 2026 from $18.321 billion in the first quarter of 2025. Net income attributable to HCA Healthcare, Inc. totaled $1.620 billion, or $7.15 per diluted share, for the quarter ended March 31, 2026, compared to $1.610 billion, or $6.45 per diluted share, for the quarter ended March 31, 2025. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 226.652 million shares for the quarter ended March 31, 2026 and 249.440 million shares for the quarter ended March 31, 2025. During 2025 and the first quarter of 2026, we repurchased 26.739 million shares and 3.157 million shares, respectively, of our common stock.

Revenues increased 4.3% and 4.5%, respectively, on a consolidated and same facility basis for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025. The increase in consolidated revenues can be primarily attributed to the combined impact of a 1.1% increase in equivalent admissions and a 3.1% increase in revenue per equivalent admission. The same facility revenues increase resulted primarily from the combined impact of a 1.3% increase in same facility equivalent admissions and a 3.1% increase in same facility revenue per equivalent admission.

During the quarter ended March 31, 2026, consolidated admissions increased 0.7% and same facility admissions increased 0.9% compared to the quarter ended March 31, 2025. Inpatient surgical volumes declined 0.4% on a consolidated basis and 0.3% on a same facility basis during the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025. Outpatient surgical volumes declined 2.7% on a consolidated basis and 1.7% on a same facility basis during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025. Emergency department visits declined 0.4% on a consolidated basis and increased 0.3% on a same facility basis during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025. Volumes for the quarter ended March 31, 2026 were impacted by a decrease in seasonal respiratory-related activity and the impact of a winter storm in certain of our markets. Consolidated and same facility uninsured admissions increased 15.6% and 15.5%, respectively, for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025. Uninsured admissions increased for the first quarter of 2026 reflecting impacts from the expiration of the EPTCs at the end of 2025 and administrative reforms, as well as a decline in Medicaid conversions.

Cash flows from operating activities increased $363 million, from $1.651 billion for the first quarter of 2025 to $2.014 billion for the first quarter of 2026. The increase in cash provided by operating activities was primarily related to the net impact of positive changes in working capital items of $314 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Revenues increased 4.3% from $18.321 billion in the first quarter of 2025 to $19.109 billion in the first quarter of 2026. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care, who have income at or below 400% of the federal poverty level, are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters ended March 31, 2026 and 2025 are summarized in the following table (dollars in millions):

	2026	Ratio	2025	Ratio
Medicare	$3,058	16.0%	$2,895	15.8%
Managed Medicare	3,508	18.4	3,299	18.0
Medicaid	1,444	7.6	1,190	6.5
Managed Medicaid	939	4.9	879	4.8
Managed care and insurers	9,084	47.5	9,041	49.4
International (managed care and insurers)	499	2.6	445	2.4
Other	577	3.0	572	3.1
Revenues	$19,109	100.0%	$18,321	100.0%

As expected, during the quarter ended March 31, 2026, our revenues from managed care and insurers were unfavorably impacted by the expiration of the EPTCs at the end of 2025 and administrative reforms, both related to insurance purchased through the federal and state-based health insurance marketplaces (“Exchanges”).

Consolidated and same facility revenue per equivalent admission each increased 3.1% in the first quarter of 2026, compared to the first quarter of 2025. Consolidated and same facility equivalent admissions increased 1.1% and 1.3%, respectively, in the first quarter of 2026, compared to the first quarter of 2025. Consolidated and same facility outpatient surgeries declined 2.7% and 1.7%, respectively, in the first quarter of 2026, compared to the first quarter of 2025. Consolidated and same facility inpatient surgeries declined 0.4% and 0.3%, respectively, in the first quarter of 2026, compared to the first quarter of 2025. Consolidated and same facility emergency department visits declined 0.4% and increased 0.3%, respectively, in the first quarter of 2026, compared to the first quarter of 2025.

During the first quarter of 2026, we did not experience a typical seasonal volume increase, primarily due to respiratory activity. Respiratory-related admissions declined 42%, and respiratory-related emergency room visits declined 32%, compared to the first quarter of 2025. In addition, a winter storm in January 2026 negatively impacted first quarter volumes in certain of our markets.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. A summary of the estimated cost of total uncompensated care for the quarters ended March 31, 2026 and 2025 follows (dollars in millions):

	2026	2025
Patient care costs (salaries and benefits, supplies, other operating expenses and depreciation and amortization)	$16,246	$15,466
Cost-to-charges ratio (patient care costs as a percentage of gross patient charges)	9.2%	9.6%
Total uncompensated care	$13,612	$10,993
Multiply by the cost-to-charges ratio	9.2%	9.6%
Estimated cost of total uncompensated care	$1,252	$1,055

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Same facility uninsured admissions increased 15.5%, in the first quarter of 2026 compared to the first quarter of 2025, reflecting impacts from the expiration of the EPTCs at the end of 2025. Same facility uninsured admissions in 2025, compared to 2024, increased 7.1% in the fourth quarter, declined 2.0% in the third quarter, increased 0.4% in the second quarter and declined 0.7% in the first quarter.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters ended March 31, 2026 and 2025 are set forth in the following table.

	2026	2025
Medicare	20%	20%
Managed Medicare	27	27
Medicaid	4	4
Managed Medicaid	11	11
Managed care and insurers	31	32
Uninsured	7	6
	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters ended March 31, 2026 and 2025 are set forth in the following table.

	2026	2025
Medicare	21%	21%
Managed Medicare	20	20
Medicaid	11	10
Managed Medicaid	5	5
Managed care and insurers	43	44
	100%	100%

At March 31, 2026, we had 102 hospitals in the states of Texas and Florida. During the quarter ended March 31, 2026, 59% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended March 31, 2026.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

As discussed in additional detail in Item 1, “Business — Sources of Revenue — Medicaid State Directed and Supplemental Payments” in our Annual Report on Form 10-K for the year ended December 31, 2025, the use and nature of SDP arrangements are subject to policy changes and certain revised regulations will apply to SDP arrangements made for services furnished in the rating periods beginning on or after July 4, 2025. However, the FBA temporarily grandfathers certain SDP arrangements, including those for which an application was submitted to CMS prior to July 4, 2025, for the rating period occurring within 180 days of July 4, 2025, and those that received approval or made a good faith effort to receive approval from CMS prior to May 1, 2025. Certain states in which we operate have submitted applications to CMS for approval where certain grandfathered payments we receive could be impacted and, in some instances, increased. Some states have received preliminary grandfathering determinations with application approvals, and any such approvals or future approvals could result in the recognition of additional revenues, which may be significant. However, we are unable to predict the timing or extent of any additional approvals by CMS and the timing or amount of any resulting recognition of the related revenues.

We continue to monitor pending applications to CMS regarding state Medicaid directed payment programs, including the application for the Medicaid directed payment program in the state of Florida for the program year beginning October 1, 2024 through September 30, 2025, which, if approved, could result in the recognition of additional revenues, which may be significant. However, we are unable to predict the timing or extent of any additional approvals by CMS or the timing or amount of any resulting recognition of the related revenues.

The health care industry is subject to changing political, regulatory and other influences, including health care reform efforts at the federal and state levels. We are monitoring and engaged in advocacy efforts around potential health care policy changes and reform. See Item 1A, “Risk Factors” from our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Results Summary

The following is a comparative summary of results of operations for the quarters ended March 31, 2026 and 2025 (dollars in millions):

	2026		2025
	Amount	Ratio	Amount	Ratio
Revenues	$19,109	100.0	$18,321	100.0

Salaries and benefits	8,283	43.3	7,997	43.6
Supplies	2,853	14.9	2,764	15.1
Other operating expenses	4,180	21.9	3,845	21.0
Equity in earnings of affiliates	(9)	—	(18)	(0.1)
Depreciation and amortization	930	4.8	860	4.7
Interest expense	584	3.1	547	3.0
Losses (gains) on sales of facilities	1	—	(1)	—
	16,822	88.0	15,994	87.3
Income before income taxes	2,287	12.0	2,327	12.7
Provision for income taxes	430	2.3	502	2.7
Net income	1,857	9.7	1,825	10.0
Net income attributable to noncontrolling interests	237	1.2	215	1.2
Net income attributable to HCA Healthcare, Inc.	$1,620	8.5	$1,610	8.8
% changes from prior year:
Revenues	4.3%		5.7%
Income before income taxes	(1.7)		3.5
Net income attributable to HCA Healthcare, Inc.	0.6		1.2
Admissions(a)	0.7		2.8
Equivalent admissions(b)	1.1		3.1
Revenue per equivalent admission	3.1		2.5
Same facility % changes from prior year(c):
Revenues	4.5		5.7
Admissions(a)	0.9		2.6
Equivalent admissions(b)	1.3		2.8
Revenue per equivalent admission	3.1		2.9

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2026 and 2025

Revenues increased to $19.109 billion in the first quarter of 2026 from $18.321 billion in the first quarter of 2025. Net income attributable to HCA Healthcare, Inc. totaled $1.620 billion, or $7.15 per diluted share, for the quarter ended March 31, 2026, compared to $1.610 billion, or $6.45 per diluted share, for the quarter ended March 31, 2025. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 226.652 million shares for the quarter ended March 31, 2026 and 249.440 million shares for the quarter ended March 31, 2025. During 2025 and the first quarter of 2026, we repurchased 26.739 million shares and 3.157 million shares, respectively, of our common stock.

Revenues increased 4.3% and 4.5% on a consolidated basis and same facility basis, respectively, for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025. The increase in consolidated revenues can be primarily attributed to the combined impact of a 1.1% increase in equivalent admissions and a 3.1% increase in revenue per equivalent admission. The same facility revenues increase primarily resulted from the combined impact of a 1.3% increase in same facility equivalent admissions and a 3.1% increase in same facility revenue per equivalent admission.

Salaries and benefits, as a percentage of revenues, were 43.3% in the first quarter of 2026 and 43.6% in the first quarter of 2025. Salaries and benefits per equivalent admission increased 2.4% in the first quarter of 2026 compared to the first quarter of 2025. Same facility salaries and benefits per full time equivalent increased 3.6% for the first quarter of 2026 compared to the first quarter of 2025.

Supplies, as a percentage of revenues, were 14.9% in the first quarter of 2026 and 15.1% in the first quarter of 2025. Supply costs per equivalent admission increased 2.1% in the first quarter of 2026 compared to the first quarter of 2025. Supply costs per equivalent admission increased 4.8% for medical devices and 0.7% for general medical and surgical items and declined 4.6% for pharmacy supplies in the first quarter of 2026 compared to the first quarter of 2025. The increase in supply costs per equivalent admission for medical devices is primarily related to cardiovascular technologies. The decline in supply costs per equivalent admission for pharmacy supplies is primarily related to a decrease in the utilization of certain drugs.

Other operating expenses, as a percentage of revenues, were 21.9% in the first quarter of 2026 and 21.0% in the first quarter of 2025. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The increase in other operating expenses, as a percentage of revenues, is primarily related to growth in state supplemental Medicaid program expenses, higher professional fees and an increase in technology investments. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future.

Equity in earnings of affiliates was $9 million and $18 million in the first quarters of 2026 and 2025, respectively.

Depreciation and amortization increased $70 million, from $860 million in the first quarter of 2025 to $930 million in the first quarter of 2026. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $584 million in the first quarter of 2026 and $547 million in the first quarter of 2025. Our average debt balance was $47.225 billion for the first quarter of 2026 compared to $43.746 billion for the first quarter of 2025. The average effective interest rates for our long-term debt were 5.0% and 5.1% for the quarters ended March 31, 2026 and 2025, respectively.

During the first quarters of 2026 and 2025, we recorded losses on sales of facilities of $1 million and gains of $1 million, respectively.

The effective tax rate was 21.0% and 23.8% for the first quarters of 2026 and 2025, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The decline in the effective tax rate for the quarter ended March 31, 2026 is related primarily to an increase in the amount of deductible share-based compensation for vested employee equity awards. Our provisions for income taxes for the first quarters of 2026 and 2025 included tax benefits of $103 million and $24 million, respectively, related to employee equity award settlements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2026 and 2025 (continued)

Net income attributable to noncontrolling interests increased from $215 million for the first quarter of 2025 to $237 million for the first quarter of 2026. The increase in net income attributable to noncontrolling interests related primarily to the operations of one of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.014 billion in the first quarter of 2026 compared to $1.651 billion in the first quarter of 2025. The $363 million increase in cash provided by operating activities, in the first quarter of 2026 compared to the first quarter of 2025, related primarily to the net impact of positive changes in working capital items of $314 million. The net combination of interest payments and net income tax refunds in the first quarter of 2026 totaled $564 million, and the combination of interest payments and net income tax payments in the first quarter of 2025 totaled $549 million. We had negative working capital of $3.206 billion and $567 million at March 31, 2026 and December 31, 2025, respectively. The decline in working capital of $2.639 billion is primarily related to the increase in short-term borrowings and long-term debt due within one year of $3.643 billion, including $3.650 billion of outstanding commercial paper notes (short-term borrowings). We have the ability to refinance our outstanding commercial paper notes with our senior unsecured credit facility on a long-term basis. Excluding the impact of our outstanding commercial paper notes, our working capital at March 31, 2026 would have been $444 million.

Cash used in investing activities was $1.282 billion in the first quarter of 2026 compared to $1.032 billion in the first quarter of 2025. Excluding acquisitions, capital expenditures were $1.119 billion in the first quarter of 2026 and $991 million in the first quarter of 2025. Planned capital expenditures are expected to be approximately between $5.0 billion and $5.5 billion in 2026. At March 31, 2026, there were projects under construction that had estimated additional costs to complete and equip over the next five years of approximately $8.8 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We expended $265 million and $227 million for acquisitions of hospitals and health care entities during the first quarters of 2026 and 2025, respectively. Cash flows from sales of hospitals and health care entities were $3 million and $161 million for the first quarter of 2026 and 2025, respectively.

Cash used in financing activities totaled $830 million in the first quarter of 2026, compared to $1.495 billion in the first quarter of 2025. During the first quarter of 2026, net cash flows used in financing activities included a net increase of $1.377 billion in our indebtedness, payment of dividends of $183 million, repurchase of common stock of $1.571 billion and distributions to noncontrolling interests of $191 million. During the first quarter of 2025, net cash flows used in financing activities included a net increase of $1.558 billion in our indebtedness, payment of dividends of $180 million, repurchase of common stock of $2.506 billion and distributions to noncontrolling interests of $220 million.

We have significant debt service requirements. Our debt totaled $48.023 billion at March 31, 2026. Our interest expense was $584 million for the first quarter of 2026 and $547 million for the first quarter of 2025.

In addition to cash flows from operations, available sources of capital include amounts available under our senior unsecured credit facility ($4.336 billion and $4.380 billion available as of March 31, 2026 and April 27, 2026, respectively, after giving effect to all issued and outstanding letters of credit and our intention to maintain a minimum available borrowing capacity equal to the aggregate amount outstanding under the commercial paper program ($3.650 billion and $3.606 billion as of March 31, 2026 and April 27, 2026, respectively) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $511 million and $588 million at March 31, 2026 and December 31, 2025, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $100 million and $91 million at March 31, 2026 and December 31, 2025, respectively. Our facilities are insured by our insurance subsidiary for losses up to $120 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, an insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.940 billion and $1.906 billion at March 31, 2026 and December 31, 2025, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $571 million. We estimate that approximately $528 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. Our insurance subsidiaries held $511 million of investment securities at March 31, 2026. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At March 31, 2026, we had net unrealized losses of $15 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $3.950 billion of long-term debt at March 31, 2026 was subject to variable rates of interest, while the remaining balance of long-term debt of $44.073 billion at March 31, 2026 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior unsecured credit facility, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the commercial paper program and the floating rate senior notes due 2028. The average effective interest rates for our long-term debt were 5.0% and 5.1% for the quarters ended March 31, 2026 and 2025, respectively.

The estimated fair value of our total long-term debt was $46.653 billion at March 31, 2026. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $40 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

Tax Examinations

At March 31, 2026, the IRS was examining the 2019 income tax return of an affiliate of the Company. We are subject to examination by the IRS for tax years after 2023, as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2026	2025
Number of hospitals in operation at:
March 31	189	192
June 30		191
September 30		191
December 31		190
Number of freestanding outpatient surgical centers in operation at:
March 31	119	125
June 30		124
September 30		123
December 31		121
Licensed hospital beds at(a):
March 31	50,459	50,571
June 30		50,485
September 30		50,577
December 31		50,436
Weighted average beds in service(b):
Quarter:
First	42,848	42,862
Second		42,858
Third		42,896
Fourth		42,985
Year		42,901
Average daily census(c):
Quarter:
First	30,829	31,518
Second		29,399
Third		29,266
Fourth		29,442
Year		29,899
Admissions(d):
Quarter:
First	580,258	576,361
Second		566,061
Third		577,804
Fourth		576,839
Year		2,297,065
Equivalent admissions(e):
Quarter:
First	1,023,575	1,012,090
Second		1,017,994
Third		1,038,799
Fourth		1,038,269
Year		4,107,152
Average length of stay (days)(f):
Quarter:
First	4.8	4.9
Second		4.7
Third		4.7
Fourth		4.7
Year		4.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2026	2025
Emergency room visits(g):
Quarter:
First	2,509,083	2,518,716
Second		2,439,763
Third		2,477,474
Fourth		2,511,009
Year		9,946,962
Outpatient surgeries(h):
Quarter:
First	240,061	246,620
Second		258,365
Third		253,426
Fourth		264,401
Year		1,022,812
Inpatient surgeries(i):
Quarter:
First	133,262	133,759
Second		136,122
Third		138,563
Fourth		136,961
Year		545,405
Days revenues in accounts receivable(j):
Quarter:
First	53	54
Second		51
Third		50
Fourth		51
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	37%
Second		38%
Third		38%
Fourth		40%
Year		38%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of March 31, 2026.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During each of January 2026 and January 2025, our Board of Directors authorized share repurchase programs, both of which were for up to $10 billion of our outstanding common stock. During the quarter ended March 31, 2026, we repurchased 3,156,569 shares of our common stock at an average price of $497.63 per share through market purchases pursuant to the January 2025 authorization (which was fully utilized during the first quarter of 2026) and the January 2026 authorization. At March 31, 2026, we had $9.179 billion of repurchase authorization available under the January 2026 authorization.

The following table provides certain information with respect to our repurchases of common stock from January 1, 2026 through March 31, 2026 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2026 - January 31, 2026	1,369,014	$474.07	1,369,014	$10.101
February 1, 2026 - February 28, 2026	808,653	$518.54	808,653	$9.682
March 1, 2026 - March 31, 2026	978,902	$513.30	978,902	$9.179
Total for first quarter 2026	3,156,569	$497.63	3,156,569

On April 23, 2026, our Board of Directors declared a quarterly dividend of $0.78 per share on our common stock payable on June 30, 2026 to stockholders of record at the close of business on June 16, 2026. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) List of Exhibits:

10.1	—

HCA Healthcare, Inc. 2026 Executive Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2026, and incorporated herein by reference).*

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

The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on April 29, 2026, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, (ii) the condensed consolidated income statements for the quarters ended March 31, 2026 and 2025, (iii) the condensed consolidated comprehensive income statements for the quarters ended March 31, 2026 and 2025, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters ended March 31, 2026 and 2025, (v) the condensed consolidated statements of cash flows for the quarters ended March 31, 2026 and 2025 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

__________

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ Michael A. Marks
Michael A. Marks
Executive Vice President and Chief Financial Officer

Date: April 29, 2026