Form 10-Q
period 2026-06-30
HCA Healthcare, Inc.
filed 2026-07-28
CIK 860730

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 24, 2026
Voting common stock, $.01 par value	216,501,500 shares

HCA HEALTHCARE, INC.

Form 10-Q

June 30, 2026

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Unaudited

(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2026	2025	2026	2025
Revenues	$20,230	$18,605	$39,339	$36,926

Salaries and benefits	8,290	8,138	16,573	16,135
Supplies	2,886	2,844	5,739	5,608
Other operating expenses	5,043	3,793	9,223	7,638
Equity in earnings of affiliates	(16)	(19)	(25)	(37)
Depreciation and amortization	944	863	1,874	1,723
Interest expense	599	568	1,183	1,115
Losses (gains) on sales of facilities	(10)	3	(9)	2
	17,736	16,190	34,558	32,184
Income before income taxes	2,494	2,415	4,781	4,742
Provision for income taxes	564	524	994	1,026
Net income	1,930	1,891	3,787	3,716
Net income attributable to noncontrolling interests	231	238	468	453
Net income attributable to HCA Healthcare, Inc.	$1,699	$1,653	$3,319	$3,263
Per share data:
Basic earnings	$7.70	$6.91	$14.95	$13.43
Diluted earnings	$7.62	$6.83	$14.77	$13.28
Shares used in earnings per share calculations (in millions):
Basic	220.538	239.173	222.055	243.033
Diluted	222.828	241.911	224.731	245.654

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Unaudited

(Dollars in millions)

	Quarter		Six Months
	2026	2025	2026	2025
Net income	$1,930	$1,891	$3,787	$3,716
Other comprehensive income (loss) before taxes:
Foreign currency translation	(6)	55	(30)	85
Unrealized (losses) gains on available-for-sale securities	(1)	3	(2)	9
Other comprehensive (loss) income before taxes	(7)	58	(32)	94
Income taxes (benefits) related to other comprehensive income items	—	10	(3)	16
Other comprehensive (loss) income	(7)	48	(29)	78
Comprehensive income	1,923	1,939	3,758	3,794
Comprehensive income attributable to noncontrolling interests	231	238	468	453
Comprehensive income attributable to HCA Healthcare, Inc.	$1,692	$1,701	$3,290	$3,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,013	$1,040
Accounts receivable	12,281	10,867
Inventories	1,662	1,652
Other	2,234	2,224
	17,190	15,783

Property and equipment, at cost	68,409	66,275
Accumulated depreciation	(36,593)	(35,134)
	31,816	31,141

Investments of insurance subsidiaries	402	485
Investments in and advances to affiliates	813	633
Goodwill and other intangible assets	10,662	10,293
Right-of-use operating lease assets	2,109	2,130
Other	258	255
	$63,250	$60,720
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,752	$4,659
Accrued salaries	2,199	2,525
Other accrued expenses	4,097	4,277
Short-term borrowings and long-term debt due within one year	6,264	4,889
	17,312	16,350

Long-term debt, less debt issuance costs and discounts of $451 and $436	43,454	41,603
Professional liability risks	1,464	1,466
Right-of-use operating lease obligations	1,834	1,853
Income taxes and other liabilities	2,395	2,219

Stockholders’ (deficit) equity:
Common stock $0.01 par; authorized 1,800,000,000 shares; outstanding 217,963,300 shares — 2026 and 224,605,100 shares — 2025	2	2
Accumulated other comprehensive loss	(334)	(305)
Retained deficit	(6,310)	(5,724)
Stockholders’ deficit attributable to HCA Healthcare, Inc.	(6,642)	(6,027)
Noncontrolling interests	3,433	3,256
	(3,209)	(2,771)
	$63,250	$60,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Unaudited

(Dollars in millions)

	Equity (Deficit) Attributable to HCA Healthcare, Inc.
			Capital	Accumulated		Equity
	Common Stock		in Excess	Other		Attributable to
	Shares	Par	of Par	Comprehensive	Retained	Noncontrolling
	(in millions)	Value	Value	Loss	Deficit	Interests	Total
Balances, December 31, 2024	249.981	$3	$—	$(387)	$(2,115)	$3,054	$555
Comprehensive income				30	1,610	215	1,855
Repurchase of common stock	(7.762)	(1)	(57)		(2,470)		(2,528)
Share-based benefit plans	0.736		57				57
Cash dividends declared ($0.72 per share)					(178)		(178)
Distributions						(220)	(220)
Other					(11)	32	21
Balances, March 31, 2025	242.955	2	—	(357)	(3,164)	3,081	(438)
Comprehensive income				48	1,653	238	1,939
Repurchase of common stock	(7.031)		(126)		(2,404)		(2,530)
Share-based benefit plans	0.220		126				126
Cash dividends declared ($0.72 per share)					(173)		(173)
Distributions						(174)	(174)
Other					1	11	12
Balances, June 30, 2025	236.144	2	—	(309)	(4,087)	3,156	(1,238)
Comprehensive income				(8)	1,643	260	1,895
Repurchase of common stock	(6.514)		(123)		(2,399)		(2,522)
Share-based benefit plans	0.215		123				123
Cash dividends declared ($0.72 per share)					(169)		(169)
Distributions						(237)	(237)
Other					(8)	(3)	(11)
Balances, September 30, 2025	229.845	2	—	(317)	(5,020)	3,176	(2,159)
Comprehensive income (loss)				12	1,878	285	2,175
Repurchase of common stock	(5.432)		(111)		(2,419)		(2,530)
Share-based benefit plans	0.192		111				111
Cash dividends declared ($0.72 per share)					(164)		(164)
Distributions						(196)	(196)
Other					1	(9)	(8)
Balances, December 31, 2025	224.605	2	—	(305)	(5,724)	3,256	(2,771)
Comprehensive income				(22)	1,620	237	1,835
Repurchase of common stock	(3.157)				(1,581)		(1,581)
Share-based benefit plans	1.155				(116)		(116)
Cash dividends declared ($0.78 per share)					(176)		(176)
Distributions						(191)	(191)
Other	(0.072)				(1)	23	22
Balances, March 31, 2026	222.531	2	—	(327)	(5,978)	3,325	(2,978)
Comprehensive income				(7)	1,699	231	1,923
Repurchase of common stock	(4.752)		(12)		(1,976)		(1,988)
Share-based benefit plans	0.184		12		116		128
Cash dividends declared ($0.78 per share)					(172)		(172)
Distributions						(143)	(143)
Other					1	20	21
Balances, June 30, 2026	217.963	$2	$—	$(334)	$(6,310)	$3,433	$(3,209)

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Unaudited

(Dollars in millions)

	2026	2025
Cash flows from operating activities:
Net income	$3,787	$3,716
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(1,417)	320
Inventories and other assets	(26)	(427)
Accounts payable and accrued expenses	(439)	(676)
Depreciation and amortization	1,874	1,723
Income taxes	269	880
Losses (gains) on sales of facilities	(9)	2
Amortization of debt issuance costs and discounts	23	25
Share-based compensation	171	197
Other	116	101
Net cash provided by operating activities	4,349	5,861
Cash flows from investing activities:
Purchase of property and equipment	(2,350)	(2,167)
Acquisition of hospitals and health care entities	(386)	(326)
Sales of hospitals and health care entities	21	167
Change in investments	(120)	41
Other	(4)	2
Net cash used in investing activities	(2,839)	(2,283)
Cash flows from financing activities:
Issuance of long-term debt	2,994	5,233
Net change in short-term borrowings and revolving credit facility	2,679	1,768
Repayment of long-term debt	(2,608)	(5,660)
Distributions to noncontrolling interests	(334)	(394)
Payment of debt issuance costs	(17)	(57)
Payment of dividends	(354)	(351)
Repurchase of common stock	(3,635)	(5,011)
Other	(259)	(112)
Net cash used in financing activities	(1,534)	(4,584)
Effect of exchange rate changes on cash and cash equivalents	(3)	12
Change in cash and cash equivalents	(27)	(994)
Cash and cash equivalents at beginning of period	1,040	1,933
Cash and cash equivalents at end of period	$1,013	$939
Interest payments	$1,163	$1,074
Income tax payments, net	$725	$146

The accompanying notes are an integral part of the condensed consolidated financial statements.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HCA Healthcare, Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Healthcare, Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2026, these affiliates owned and operated 190 hospitals, 118 freestanding surgery centers and 30 freestanding endoscopy centers and provided extensive outpatient and ancillary services. HCA Healthcare, Inc.’s facilities are located in 19 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to HCA Healthcare, Inc. and its affiliates. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

The majority of our expenses are “costs of revenues” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $148 million and $130 million for the quarters ended June 30, 2026 and 2025, respectively, and $281 million and $256 million for the six months ended June 30, 2026 and 2025, respectively. Operating results for the quarter and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2025.

Revenues

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the federal and state-based health insurance exchanges (the “Exchanges”)), and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care who have income at or below 400% of the federal poverty level are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2026 and 2025 are summarized in the following table (dollars in millions):

	Quarter
	2026	Ratio	2025	Ratio
Medicare	$2,927	14.5%	$2,803	15.1%
Managed Medicare	3,424	16.9	3,352	18.0
Medicaid	2,789	13.8	1,440	7.7
Managed Medicaid	997	4.9	899	4.8
Managed care and insurers	9,013	44.6	9,124	49.1
International (managed care and insurers)	491	2.4	461	2.5
Other	589	2.9	526	2.8
Revenues	$20,230	100.0%	$18,605	100.0%

	Six Months
	2026	Ratio	2025	Ratio
Medicare	$5,985	15.2%	$5,698	15.4%
Managed Medicare	6,932	17.6	6,651	18.0
Medicaid	4,233	10.8	2,630	7.1
Managed Medicaid	1,936	4.9	1,778	4.8
Managed care and insurers	18,097	46.0	18,165	49.2
International (managed care and insurers)	990	2.5	906	2.5
Other	1,166	3.0	1,098	3.0
Revenues	$39,339	100.0%	$36,926	100.0%

As expected, during the quarter and six months ended June 30, 2026, our revenues from managed care and insurers were unfavorably impacted by the expiration of the enhanced premium tax credits at the end of 2025 and administrative reforms, both related to insurance purchased through the Exchanges. In addition, we recognized revenues for the quarter and six months ended June 30, 2026 related to Medicaid state directed and supplemental payment programs, primarily from the Florida directed payment program approved by the Centers for Medicare & Medicaid Services during the second quarter of 2026 for the program year beginning October 1, 2024 through September 30, 2025.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to consider total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. Total uncompensated care was $15.076 billion and $11.625 billion, respectively, for the quarters ended June 30, 2026 and 2025, and the estimated cost of total uncompensated care was $1.445 billion and $1.116 billion, respectively, for the quarters ended June 30, 2026 and 2025. Total uncompensated care was $28.688 billion and $22.618 billion, respectively, for the six months ended June 30, 2026 and 2025, and the estimated cost of total uncompensated care was $2.697 billion and $2.171 billion, respectively, for the six months ended June 30, 2026 and 2025. The estimated cost of uncompensated care was based on a ratio of patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization) to gross charges.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

The total uncompensated care amounts include charity care of $5.318 billion and $4.112 billion, respectively, for the quarters ended June 30, 2026 and 2025, and the related estimated costs of charity care were $511 million and $395 million, respectively, for the quarters ended June 30, 2026 and 2025. The total uncompensated care amounts include charity care of $10.831 billion and $7.756 billion, respectively, and the related estimated costs of charity care were $1.018 billion and $745 million, respectively, for the six months ended June 30, 2026 and 2025.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2026, we paid $386 million to acquire nonhospital health care entities. During the six months ended June 30, 2025, we paid $190 million to acquire two hospital facilities in New Hampshire and Florida and $136 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values.

During the six months ended June 30, 2026, we received proceeds of $21 million and recognized pretax gains of $9 million related to sales of real estate and other health care entity investments. During the six months ended June 30, 2025, we received proceeds of $156 million related to the sale of a hospital facility in California and $11 million related to sales of real estate and other health care entity investments. We recognized pretax losses of $2 million for these transactions.

NOTE 3 — INCOME TAXES

Our provisions for income taxes for the quarters ended June 30, 2026 and 2025 were $564 million and $524 million, respectively, and the effective tax rates were 22.6% and 21.7% (24.9% and 24.1% excluding net income attributable to noncontrolling interests as it relates to consolidated partnerships), respectively. Our provisions for income taxes for the six months ended June 30, 2026 and 2025 were $994 million and $1.026 billion, respectively, and the effective tax rates were 20.8% and 21.6% (23.0% and 23.9% excluding net income attributable to noncontrolling interests as it relates to consolidated partnerships), respectively. Our provisions for income taxes included tax benefits related to settlements of employee equity awards of $107 million and $33 million for the six months ended June 30, 2026 and 2025, respectively.

Our gross unrecognized tax benefits were $553 million, excluding accrued interest and penalties of $98 million, as of June 30, 2026 ($519 million and $78 million, respectively, as of December 31, 2025). Unrecognized tax benefits of $304 million ($274 million as of December 31, 2025) would affect the effective rate, if recognized.

At June 30, 2026, the Internal Revenue Service (“IRS”) was examining the 2019 income tax return of an affiliate of the Company. We are subject to examination by the IRS for tax years after 2023, as well as by state and foreign taxing authorities.

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

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2026 and 2025 (dollars and shares in millions, except per share amounts):

	Quarter		Six Months
	2026	2025	2026	2025
Net income attributable to HCA Healthcare, Inc.	$1,699	$1,653	$3,319	$3,263

Weighted average common shares outstanding	220.538	239.173	222.055	243.033
Effect of dilutive incremental shares	2.290	2.738	2.676	2.621
Shares used for diluted earnings per share	222.828	241.911	224.731	245.654
Earnings per share:
Basic earnings	$7.70	$6.91	$14.95	$13.43
Diluted earnings	$7.62	$6.83	$14.77	$13.28

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES

A summary of our insurance subsidiaries’ investments at June 30, 2026 and December 31, 2025 follows (dollars in millions):

	June 30, 2026
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$346	$1	$(17)	$330
Money market funds and other	189	—	—	189
	$535	$1	$(17)	519
Amounts classified as current assets				(117)
Investment carrying value				$402

	December 31, 2025
		Unrealized Amounts
	Amortized Cost	Gains	Losses	Fair Value
Debt securities	$342	$1	$(15)	$328
Money market funds and other	260	—	—	260
	$602	$1	$(15)	588
Amounts classified as current assets				(103)
Investment carrying value				$485

At June 30, 2026 and December 31, 2025, the investments in debt securities of our insurance subsidiaries were classified as “available-for-sale.” Changes in unrealized gains and losses that are not credit-related are recorded as adjustments to other comprehensive income or loss.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARIES (continued)

Scheduled maturities of investments in debt securities at June 30, 2026 were as follows (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$38	$38
Due after one year through five years	130	124
Due after five years through ten years	113	106
Due after ten years	65	62
	$346	$330

The average expected maturity of the investments in debt securities at June 30, 2026 was 5.6 years, compared to the average scheduled maturity of 8.0 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date.

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

The following tables summarize the investments of our insurance subsidiaries measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

	June 30, 2026
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$330	$1	$329	$—
Money market funds and other	189	189	—	—
Investments of insurance subsidiaries	519	190	329	—
Less amounts classified as current assets	(117)	(117)	—	—
	$402	$73	$329	$—

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

The estimated fair value of our debt was $48.640 billion and $45.911 billion at June 30, 2026 and December 31, 2025, respectively, compared to carrying amounts, excluding debt issuance costs and discounts, aggregating $50.169 billion and $46.928 billion, respectively. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of debt with the same maturities.

NOTE 7 — DEBT

A summary of our debt at June 30, 2026 and December 31, 2025, including related interest rates at June 30, 2026, follows (dollars in millions):

	June 30, 2026	December 31, 2025
Short-term borrowings:
Commercial paper (average life of 38 days, weighted average rate of 4.3%)	$3,890	$2,207
Long-term debt:
Other debt (effective interest rate of 4.9%)	1,069	1,021
Senior unsecured credit facility (effective interest rate of 4.8%)	1,010	—
Senior unsecured notes payable through 2095 (effective interest rate of 5.1%)	44,200	43,700
Debt issuance costs and discounts	(451)	(436)
Total long-term debt (average life of 11.7 years, rates averaging 5.1%)	45,828	44,285
Total debt	49,718	46,492
Less amounts due within one year	6,264	4,889
	$43,454	$41,603

During April 2026, we issued $3.000 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 4.700% senior notes due 2031, (ii) $750 million aggregate principal amount of 5.000% senior notes due 2033 and (iii) $1.250 billion aggregate principal amount of 5.300% senior notes due 2036. We used the net proceeds to repay borrowings under the commercial paper program and for general corporate purposes.

During May 2026, we redeemed all $1.500 billion aggregate principal amount of 5.250% senior notes due 2026 and all $1.000 billion aggregate principal amount of 5.375% senior notes due 2026.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — CONTINGENCIES

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions, the claimants may seek punitive damages against us, which may not be covered by insurance. We are also subject to claims by various taxing authorities for additional taxes and related interest and penalties. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations, financial position or liquidity.

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

NOTE 9 — SHARE REPURCHASE TRANSACTIONS AND OTHER COMPREHENSIVE LOSS

During each of January 2026 and January 2025, our Board of Directors authorized share repurchase programs, both of which were for up to $10 billion of our outstanding common stock. During the six months ended June 30, 2026, we repurchased 7.909 million shares of our common stock at an average price of $447.53 per share through market purchases pursuant to the January 2025 authorization (which was fully utilized during the first quarter of 2026) and the January 2026 authorization. At June 30, 2026, we had $7.210 billion of repurchase authorization available under the January 2026 authorization.

The components of accumulated other comprehensive loss are as follows (dollars in millions):

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Defined Benefit Plans	Total
Balances at December 31, 2025	$(11)	$(299)	$5	$(305)
Unrealized losses on available-for-sale securities	(2)			(2)
Foreign currency translation adjustments, net of $3 income tax benefits		(27)		(27)
Balances at June 30, 2026	$(13)	$(326)	$5	$(334)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. We operate in three geographically organized groups: the National, Atlantic and American Groups. At June 30, 2026, the National Group included 53 hospitals located in Alaska, California, Idaho, Kentucky, Nevada, New Hampshire, North Carolina, Tennessee, Utah and Virginia; the Atlantic Group included 64 hospitals located in Florida, Georgia, Northern Kansas, Missouri and South Carolina; and the American Group included 66 hospitals located in Colorado, Central Kansas, Louisiana and Texas. The seven hospitals we operate in England are included in the Corporate and other group.

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses and gains on sales of facilities, losses on retirement of debt, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, salaries and benefits, supplies, other operating expenses, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization and assets that are provided to the Chief Operating Decision Maker, which is the Chief Executive Officer, are summarized in the following tables (dollars in millions) and represent the operating segments for the quarters and six months ended June 30, 2026 and 2025 and assets at June 30, 2026 and December 31, 2025:

	Quarter			Six Months
	2026
	National Group	Atlantic Group	American Group	National Group	Atlantic Group	American Group
Revenues	$5,251	$7,573	$6,582	$10,572	$13,936	$13,148

Salaries and benefits	1,965	2,293	2,287	3,931	4,579	4,564
Supplies	773	934	1,084	1,536	1,878	2,143
Other operating expenses	1,330	2,520	1,859	2,664	4,215	3,690
Equity in earnings of affiliates	(1)	(1)	(17)	(1)	(2)	(32)
	4,067	5,746	5,213	8,130	10,670	10,365
Adjusted segment EBITDA	$1,184	$1,827	$1,369	$2,442	$3,266	$2,783

	Quarter			Six Months
	2025
	National Group	Atlantic Group	American Group	National Group	Atlantic Group	American Group
Revenues	$5,200	$6,122	$6,493	$10,265	$12,289	$12,824

Salaries and benefits	1,919	2,246	2,216	3,878	4,462	4,412
Supplies	755	935	1,067	1,496	1,849	2,087
Other operating expenses	1,255	1,590	1,649	2,488	3,166	3,360
Equity in earnings of affiliates	-	(1)	(17)	-	(2)	(31)
	3,929	4,770	4,915	7,862	9,475	9,828
Adjusted segment EBITDA	$1,271	$1,352	$1,578	$2,403	$2,814	$2,996

HCA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Six Months
	2026	2025	2026	2025
Adjusted segment EBITDA:
National Group	$1,184	$1,271	$2,442	$2,403
Atlantic Group	1,827	1,352	3,266	2,814
American Group	1,369	1,578	2,783	2,996
	4,380	4,201	8,491	8,213
Adjustments to reconcile Total Adjusted segment EBITDA to consolidated Income before income taxes:
Corporate and Other	353	352	662	631
Depreciation and amortization	944	863	1,874	1,723
Interest expense	599	568	1,183	1,115
Losses (gains) on sales of facilities	(10)	3	(9)	2
Income before income taxes	$2,494	$2,415	$4,781	$4,742

	Quarter		Six Months
	2026	2025	2026	2025
Revenues:
National Group	$5,251	$5,200	$10,572	$10,265
Atlantic Group	7,573	6,122	13,936	12,289
American Group	6,582	6,493	13,148	12,824
Corporate and other	824	790	1,683	1,548
	$20,230	$18,605	$39,339	$36,926
Depreciation and amortization:
National Group	$238	$223	$474	$449
Atlantic Group	298	275	596	549
American Group	296	277	591	556
Corporate and other	112	88	213	169
	$944	$863	$1,874	$1,723

	June 30, 2026	December 31, 2025
Assets:
National Group	$13,589	$13,596
Atlantic Group	19,374	17,945
American Group	21,385	21,217
Corporate and other	8,902	7,962
	$63,250	$60,720

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures that contain “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include statements regarding expected capital expenditures, expected dividends, expected share repurchases, expected net claim payments, expected inflationary pressures, expected labor costs and all other statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) changes in or related to general economic or business conditions nationally and regionally in our markets, including inflation, and the impact of trade policies, including changes in, or the imposition of, tariffs and/or trade barriers; changes in revenues resulting from declining patient volumes; changes in payer mix (including increases in uninsured and underinsured patients); potential increased expenses related to labor, pharmaceuticals, supply chain or other expenditures; workforce disruptions; supply and pharmaceutical shortages and disruptions (including as a result of tariffs or geopolitical disruptions); and the impact of federal government shutdowns, holds on or cancellations of congressionally authorized spending and interruptions in the distribution of governmental funds, (2) the impact of current and future health care public policy developments and the implementation of new, and possible changes to existing, federal, state or local laws and regulations affecting health care spending or the health care industry, including the expiration at the end of 2025 of enhanced premium tax credits (“EPTCs”) for eligible individuals purchasing insurance coverage through federal and state-based health insurance exchanges (the “Exchanges”), changes in the structure and administration of, and funding for, federal and state agencies and programs, effects of the 2025 Federal Budget Act (the “FBA”) and efforts to address health care affordability, (3) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, (4) the effects related to the implementation of sequestration spending reductions required under the Budget Control Act of 2011, related legislation extending these reductions, and the potential for future deficit or other spending reduction legislation that may alter current spending reductions, which include cuts to Medicare payments, or impose additional spending reductions, (5) the ability to achieve operating and financial targets, develop and execute resiliency plans to offset to the extent possible impacts from the FBA, the expiration of EPTCs and tariffs, attain expected levels of patient volumes and revenues and service mix, and control the costs of providing services, (6) the impact of reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs and state directed payment (“SDP”) arrangements, any of which may negatively impact reimbursements to health care providers and insurers and the size of the uninsured or underinsured population, (7) the results of our efforts to use technology and resilience initiatives, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience, (8) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (9) personnel-related capacity constraints, increases in wages and the ability to attract, utilize and retain qualified management and other personnel, including affiliated physicians, nurses and medical and technical support personnel, (10) the highly competitive nature of the health care business, (11) changes in service mix, revenue mix and service volumes, including potential declines in the population covered under third-party payer agreements, the ability to enter into and renew third-party payer provider agreements on acceptable terms and the impact of consumer-driven health plans and physician utilization trends and practices, (12) the efforts of health insurers, health care providers, large employer groups and others to contain health care costs, (13) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (14) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (15) changes in accounting practices, (16) the emergence of and effects related to pandemics, epidemics and outbreaks of infectious diseases or other public health crises, (17) future divestitures which may result in charges and possible impairments of long-lived assets, (18) changes in business strategy or development plans, (19) delays in receiving or failure to receive payments for services provided, (20) the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions, (21) the impact of known and unknown government investigations, litigation and other claims that may be made against us, (22) the impact of actual and potential cybersecurity incidents or security breaches involving us or our vendors and other third parties, (23) our ongoing ability to demonstrate meaningful use of certified electronic health record technology and the impact of interoperability requirements, (24) the impact of natural disasters, such as hurricanes and floods, including Hurricanes Milton and Helene, physical risks from changing global weather patterns or similar events beyond our control on our assets and activities and the communities we serve, (25) changes in U.S. federal, state, or foreign tax laws, interpretations of tax laws by taxing authorities, other standard setting bodies or judicial decisions, (26) changes to, and the timing and amount of future approvals (if any) of, state Medicaid directed and supplemental payments and (27) other risk factors described in our annual report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2026 Operations Summary

Revenues increased to $20.230 billion in the second quarter of 2026 from $18.605 billion in the second quarter of 2025. Net income attributable to HCA Healthcare, Inc. totaled $1.699 billion, or $7.62 per diluted share, for the quarter ended June 30, 2026, compared to $1.653 billion, or $6.83 per diluted share, for the quarter ended June 30, 2025. Second quarter results for 2026 and 2025 include gains on sales of facilities of $10 million, or $0.03 per diluted share, and losses on sales of facilities of $3 million, or $0.01 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 222.828 million shares for the quarter ended June 30, 2026 and 241.911 million shares for the quarter ended June 30, 2025. During 2025 and the first six months of 2026, we repurchased 26.739 million shares and 7.909 million shares, respectively, of our common stock.

Revenues increased 8.7% on a consolidated basis and 9.3% on a same facility basis for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. The increase in consolidated revenues can be primarily attributed to the combined impact of a 6.0% increase in revenue per equivalent admission and a 2.6% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 6.4% increase in same facility revenue per equivalent admission and a 2.7% increase in same facility equivalent admissions. The second quarter of 2026 includes incremental revenues of $1.372 billion and other operating expenses of $829 million related to the Florida directed payment program for the time period October 1, 2024 through June 30, 2026, to reflect the impact of the state directed payment program approved during the quarter by the Centers for Medicare & Medicaid Services (“CMS”). Of those amounts, approximately $980 million of incremental revenues and $557 million of other operating expenses related to periods prior to 2026. During the second quarter of 2026, we recognized approximately $400 million of incremental net benefit from Medicaid supplemental payment programs, including the state of Florida program.

During the quarter ended June 30, 2026, consolidated admissions increased 2.4% and same facility admissions increased 2.5% compared to the quarter ended June 30, 2025. Inpatient surgical volumes declined 2.3% on both a consolidated basis and a same facility basis during the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. Outpatient surgical volumes declined 4.4% on a consolidated basis and 3.4% on a same facility basis during the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. Emergency department visits increased 3.5% on a consolidated basis and 3.6% on a same facility basis during the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. Consolidated and same facility uninsured admissions increased 23.3% and 23.4%, respectively, for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. Uninsured admissions increased for the second quarter and first six months of 2026 reflecting impacts from the expiration of the EPTCs at the end of 2025 and administrative reforms, as well as a decline in Medicaid conversions. The second quarter increase in uninsured admissions includes the impact of attrition related to Exchange volumes from the first quarter that occurred during the second quarter.

Cash flows from operating activities declined $1.875 billion, from $4.210 billion for the second quarter of 2025 to $2.335 billion for the second quarter of 2026. The decline in cash provided by operating activities was primarily related to unfavorable working capital changes of $1.413 billion, including an increase in accounts receivable primarily related to Medicaid state directed and supplemental payment programs, as well as an increase in income taxes paid of $594 million related to the 2025 Internal Revenue Service (“IRS”) deferral of quarterly estimated income tax payments for Tennessee-based taxpayers until the fourth quarter of 2025, partially offset by a $28 million increase in net income, excluding the non-cash impact of losses and gains on sales of facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Revenue/Volume Trends

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the Exchanges), and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

Revenues increased 8.7% from $18.605 billion in the second quarter of 2025 to $20.230 billion in the second quarter of 2026. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured and other discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect. Patients treated at our hospitals for non-elective care who have income at or below 400% of the federal poverty level are eligible for charity care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Our revenues by primary third-party payer classification and other (including uninsured patients) for the quarters and six months ended June 30, 2026 and 2025 are summarized in the following table (dollars in millions):

	Quarter
	2026	Ratio	2025	Ratio
Medicare	$2,927	14.5%	$2,803	15.1%
Managed Medicare	3,424	16.9	3,352	18.0
Medicaid	2,789	13.8	1,440	7.7
Managed Medicaid	997	4.9	899	4.8
Managed care and insurers	9,013	44.6	9,124	49.1
International (managed care and insurers)	491	2.4	461	2.5
Other	589	2.9	526	2.8
Revenues	$20,230	100.0%	$18,605	100.0%

	Six Months
	2026	Ratio	2025	Ratio
Medicare	$5,985	15.2%	$5,698	15.4%
Managed Medicare	6,932	17.6	6,651	18.0
Medicaid	4,233	10.8	2,630	7.1
Managed Medicaid	1,936	4.9	1,778	4.8
Managed care and insurers	18,097	46.0	18,165	49.2
International (managed care and insurers)	990	2.5	906	2.5
Other	1,166	3.0	1,098	3.0
Revenues	$39,339	100.0%	$36,926	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

As expected, during the quarter and six months ended June 30, 2026, our revenues from managed care and insurers were unfavorably impacted by the expiration of the EPTCs at the end of 2025 and administrative reforms, both related to insurance purchased through the Exchanges. In addition, we recognized revenues for the quarter and six months ended June 30, 2026 related to Medicaid state directed and supplemental payment programs, primarily from the Florida directed payment program.

To quantify the total impact of the trends related to uninsured patient accounts, we believe it is beneficial to consider total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. Total uncompensated care was $15.076 billion and $11.625 billion, respectively, for the quarters ended June 30, 2026 and 2025, and the estimated cost of total uncompensated care was $1.445 billion and $1.116 billion, respectively, for the quarters ended June 30, 2026 and 2025. Total uncompensated care was $28.688 billion and $22.618 billion, respectively, for the six months ended June 30, 2026 and 2025, and the estimated cost of total uncompensated care was $2.697 billion and $2.171 billion, respectively, for the six months ended June 30, 2026 and 2025. The estimated cost of uncompensated care was based on a ratio of patient care costs (salaries and benefits, supplies, other operating expense and depreciation and amortization) to gross charges.

Consolidated and same facility revenue per equivalent admission increased 6.0% and 6.4%, respectively, in the second quarter of 2026, compared to the second quarter of 2025. The increase in revenue per equivalent admission was impacted by the incremental revenue from the Florida directed payment program approved during the quarter. Consolidated and same facility equivalent admissions increased 2.6% and 2.7%, respectively, in the second quarter of 2026, compared to the second quarter of 2025. Consolidated and same facility outpatient surgeries declined 4.4% and 3.4%, respectively, in the second quarter of 2026, compared to the second quarter of 2025. Consolidated and same facility inpatient surgeries each declined 2.3% in the second quarter of 2026, compared to the second quarter of 2025. Consolidated and same facility emergency department visits increased 3.5% and 3.6%, respectively, in the second quarter of 2026, compared to the second quarter of 2025.

Same facility uninsured admissions increased 23.4% in the second quarter of 2026 compared to the second quarter of 2025. Same facility uninsured admissions increased 15.5% in the first quarter of 2026 compared to the first quarter of 2025. The increases in both periods reflect impacts from the expiration of the EPTCs at the end of 2025. Same facility uninsured admissions in 2025, compared to 2024, increased 7.1% in the fourth quarter, declined 2.0% in the third quarter, increased 0.4% in the second quarter and declined 0.7% in the first quarter.

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers and the uninsured for the quarters and six months ended June 30, 2026 and 2025 are set forth in the following table.

	Quarter		Six Months
	2026	2025	2026	2025
Medicare	19%	19%	19%	20%
Managed Medicare	27	27	27	27
Medicaid	4	4	4	4
Managed Medicaid	11	11	11	11
Managed care and insurers	31	32	31	32
Uninsured	8	7	8	6
	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and insurers for the quarters and six months ended June 30, 2026 and 2025 are set forth in the following table.

	Quarter		Six Months
	2026	2025	2026	2025
Medicare	19%	20%	20%	20%
Managed Medicare	17	20	18	20
Medicaid	20	12	16	11
Managed Medicaid	5	5	5	5
Managed care and insurers	39	43	41	44
	100%	100%	100%	100%

The changes in the percentages of our inpatient revenues for the quarter and six months ended June 30, 2026 are primarily related to the increase in inpatient revenues from state Medicaid directed and supplemental payment programs.

At June 30, 2026, we had 103 hospitals in the states of Texas and Florida. During the quarter ended June 30, 2026, 58% of our admissions and 55% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 73% of our uninsured admissions during the quarter ended June 30, 2026.

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

As discussed in additional detail in Item 1, “Business — Sources of Revenue — Medicaid State Directed and Supplemental Payments” in our Annual Report on Form 10-K for the year ended December 31, 2025, the use and nature of SDP arrangements are subject to policy changes. For example, as mandated by the FBA, CMS has proposed revisions to regulations governing SDP arrangements, tying caps on payment rates paid by Medicaid managed care organizations to Medicare payment rates instead of average commercial rates. The changes proposed by CMS include applying similar limits to certain Medicaid fee-for-service targeted practitioner payments. The payment limitations for SDPs for services specified by the FBA will apply to SDP arrangements made for services furnished in the rating periods beginning on or after July 4, 2025. However, the FBA temporarily grandfathers certain SDP arrangements, including those for which an application was submitted to CMS prior to July 4, 2025, for the rating period occurring within 180 days of July 4, 2025. Certain states in which we operate have submitted applications to CMS and received approval to increase payments up to the average commercial rate before the step down begins in 2028. Those approvals or future approvals could result in the recognition of additional revenues, which may be significant. However, we are unable to predict the timing or extent of any additional approvals by CMS and the timing or amount of any resulting recognition of the related revenues. Beginning with the rating period on or after January 1, 2028, grandfathered SDP arrangements will be subject to a phase-down period consistent with the FBA payment rate caps.

Most states in which we receive payment have adopted statewide or local provider taxes to fund the non-federal share of Medicaid programs. As discussed in additional detail in Item 1, “Business — Sources of Revenue — Medicaid” in our Annual Report on Form 10-K for the year ended December 31, 2025, the FBA includes restrictions on provider tax arrangements, which are expected to reduce the federal matching funds received by state Medicaid programs. In July 2026, CMS issued a proposed rule to implement changes related to limits on the structure and applicability of provider taxes and the related safe harbor limits. Separately, in February 2026, CMS issued a final rule that implements limits on the structure and applicability of provider taxes. As a result of these changes, some taxes on managed care organizations and providers permitted prior to the enactment of the FBA must be reduced, or are no longer permissible, subject to transition periods. The changes to provider taxes could increase state budgetary pressures, reduce federal Medicaid funding, and negatively affect reimbursement rates and coverage, among other effects. We are unable to predict the ultimate impact of these changes on our business and financial results.

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

Operating Results Summary

The following is a comparative summary of results of operations for the quarters and six months ended June 30, 2026 and 2025 (dollars in millions):

	Quarter
	2026		2025
	Amount	Ratio	Amount	Ratio
Revenues	$20,230	100.0	$18,605	100.0

Salaries and benefits	8,290	41.0	8,138	43.7
Supplies	2,886	14.3	2,844	15.3
Other operating expenses	5,043	24.9	3,793	20.4
Equity in earnings of affiliates	(16)	(0.1)	(19)	(0.1)
Depreciation and amortization	944	4.6	863	4.7
Interest expense	599	3.0	568	3.0
Losses (gains) on sales of facilities	(10)	—	3	—
	17,736	87.7	16,190	87.0
Income before income taxes	2,494	12.3	2,415	13.0
Provision for income taxes	564	2.8	524	2.8
Net income	1,930	9.5	1,891	10.2
Net income attributable to noncontrolling interests	231	1.1	238	1.3
Net income attributable to HCA Healthcare, Inc.	$1,699	8.4	$1,653	8.9
% changes from prior year:
Revenues	8.7%		6.4%
Income before income taxes	3.2		8.0
Net income attributable to HCA Healthcare, Inc.	2.8		13.1
Admissions(a)	2.4		2.1
Equivalent admissions(b)	2.6		2.3
Revenue per equivalent admission	6.0		3.9
Same facility % changes from prior year(c):
Revenues	9.3		5.8
Admissions(a)	2.5		1.8
Equivalent admissions(b)	2.7		1.7
Revenue per equivalent admission	6.4		4.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2026		2025
	Amount	Ratio	Amount	Ratio
Revenues	$39,339	100.0	$36,926	100.0

Salaries and benefits	16,573	42.1	16,135	43.7
Supplies	5,739	14.6	5,608	15.2
Other operating expenses	9,223	23.5	7,638	20.7
Equity in earnings of affiliates	(25)	(0.1)	(37)	(0.1)
Depreciation and amortization	1,874	4.7	1,723	4.7
Interest expense	1,183	3.0	1,115	3.0
Losses (gains) on sales of facilities	(9)	—	2	—
	34,558	87.8	32,184	87.2
Income before income taxes	4,781	12.2	4,742	12.8
Provision for income taxes	994	2.6	1,026	2.7
Net income	3,787	9.6	3,716	10.1
Net income attributable to noncontrolling interests	468	1.2	453	1.3
Net income attributable to HCA Healthcare, Inc.	$3,319	8.4	$3,263	8.8
% changes from prior year:
Revenues	6.5%		6.0%
Income before income taxes	0.8		5.8
Net income attributable to HCA Healthcare, Inc.	1.7		6.9
Admissions(a)	1.5		2.4
Equivalent admissions(b)	1.9		2.7
Revenue per equivalent admission	4.6		3.2
Same facility % changes from prior year(c):
Revenues	6.9		5.9
Admissions(a)	1.7		2.3
Equivalent admissions(b)	2.0		2.3
Revenue per equivalent admission	4.8		3.6

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2026 and 2025

Revenues increased to $20.230 billion in the second quarter of 2026 from $18.605 billion in the second quarter of 2025. Net income attributable to HCA Healthcare, Inc. totaled $1.699 billion, or $7.62 per diluted share, for the quarter ended June 30, 2026, compared to $1.653 billion, or $6.83 per diluted share, for the quarter ended June 30, 2025. Second quarter results for 2026 and 2025 include gains on sales of facilities of $10 million, or $0.03 per diluted share, and losses on sales of facilities of $3 million, or $0.01 per diluted share, respectively. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 222.828 million shares for the quarter ended June 30, 2026 and 241.911 million shares for the quarter ended June 30, 2025. During 2025 and the first six months of 2026, we repurchased 26.739 million shares and 7.909 million shares, respectively, of our common stock.

Revenues increased 8.7% on a consolidated basis and 9.3% on a same facility basis for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. The increase in consolidated revenues can be primarily attributed to the combined impact of a 6.0% increase in revenue per equivalent admission and a 2.6% increase in equivalent admissions. The same facility revenues increase primarily resulted from the combined impact of a 6.4% increase in same facility revenue per equivalent admission and a 2.7% increase in same facility equivalent admissions.

As expected, during the quarter ended June 30, 2026, our revenues from managed care and insurers were unfavorably impacted by the expiration of the EPTCs at the end of 2025 and administrative reforms, both related to insurance purchased through the Exchanges. In addition, we recognized an increase in revenues for the quarter ended June 30, 2026 related to Medicaid state directed and supplemental payment programs, primarily from the Florida directed payment program.

Salaries and benefits, as a percentage of revenues, were 41.0% in the second quarter of 2026 and 43.7% in the second quarter of 2025. Salaries and benefits per equivalent admission declined 0.7% in the second quarter of 2026, compared to the second quarter of 2025. Same facility salaries and benefits per full-time equivalent increased 2.5% for the second quarter of 2026, compared to the second quarter of 2025.

Supplies, as a percentage of revenues, were 14.3% in the second quarter of 2026 and 15.3% in the second quarter of 2025. Supply costs per equivalent admission declined 1.0% in the second quarter of 2026, compared to the second quarter of 2025. Supply costs per equivalent admission increased 0.1% for medical devices and declined 5.0% for pharmacy supplies and 1.1% for general medical and surgical items in the second quarter of 2026, compared to the second quarter of 2025. The decline in supply costs per equivalent admission for pharmacy supplies is primarily related to a decrease in the utilization of certain drugs.

Other operating expenses, as a percentage of revenues, were 24.9% in the second quarter of 2026 and 20.4% in the second quarter of 2025. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and non-income taxes. The 4.5% increase in other operating expenses, as a percentage of revenues, for the second quarter of 2026 compared to the second quarter of 2025 was primarily related to growth in Medicaid state directed and supplemental payment program expenses and professional fees. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future.

Equity in earnings of affiliates was $16 million and $19 million in the second quarters of 2026 and 2025, respectively.

Depreciation and amortization increased $81 million, from $863 million in the second quarter of 2025 to $944 million in the second quarter of 2026. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

Interest expense was $599 million in the second quarter of 2026 and $568 million in the second quarter of 2025. Our average debt balance was $49.228 billion for the second quarter of 2026, compared to $44.506 billion for the second quarter of 2025. The average effective interest rate for our debt was 4.9% and 5.1% for the quarters ended June 30, 2026 and 2025, respectively.

During the second quarters of 2026 and 2025, we recorded gains on sales of facilities of $10 million and losses on sales of facilities of $3 million, respectively.

The effective tax rates were 24.9% and 24.1% for the second quarters of 2026 and 2025, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. The increase in the effective tax rate for the quarter ended June 30, 2026 is related primarily to decreases in amounts of deductible share-based compensation for vested employee equity awards and other nontaxable items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2026 and 2025 (continued)

Net income attributable to noncontrolling interests declined from $238 million for the second quarter of 2025 to $231 million for the second quarter of 2026. The decline in net income attributable to noncontrolling interests related primarily to the operations of two of our Texas markets.

Six Months Ended June 30, 2026 and 2025

Revenues increased to $39.339 billion in the first six months of 2026 from $36.926 billion in the first six months of 2025. Net income attributable to HCA Healthcare, Inc. totaled $3.319 billion, or $14.77 per diluted share, for the six months ended June 30, 2026, compared to $3.263 billion, or $13.28 per diluted share, for the six months ended June 30, 2025. Results for the first six months of 2026 and 2025 include gains on sales of facilities of $9 million, or $0.03 per diluted share, and losses on sales of facilities of $2 million, or $0.01 per diluted share, respectively. Our provision for income taxes for the first six months of 2026 and 2025 included tax benefits of $107 million, or $0.48 per diluted share, and $33 million, or $0.13 per diluted share, respectively, related to employee equity award settlements. All “per diluted share” disclosures are based upon amounts net of the applicable income taxes. Shares used for diluted earnings per share were 224.731 million shares for the six months ended June 30, 2026 and 245.654 million shares for the six months ended June 30, 2025. During 2025 and the first six months of 2026, we repurchased 26.739 million shares and 7.909 million shares, respectively, of our common stock.

Revenues increased 6.5% on a consolidated basis and 6.9% on a same facility basis for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in consolidated revenues can be attributed to the combined impact of a 4.6% increase in revenue per equivalent admission and a 1.9% increase in equivalent admissions. The same facility revenues increase resulted primarily from the combined impact of a 4.8% increase in same facility revenue per equivalent admission and a 2.0% increase in same facility equivalent admissions.

As expected, during the six months ended June 30, 2026, our revenues from managed care and insurers were unfavorably impacted by the expiration of the EPTCs at the end of 2025 and administrative reforms, both related to insurance purchased through the Exchanges. In addition, we recognized an increase in revenues for the six months ended June 30, 2026 related to Medicaid state directed and supplemental payment programs, primarily from the Florida directed payment program.

Salaries and benefits, as a percentage of revenues, were 42.1% in the first six months of 2026 and 43.7% in the first six months of 2025. Salaries and benefits per equivalent admission increased 0.8% in the first six months of 2026, compared to the first six months of 2025. Same facility salaries and benefits per full-time equivalent increased 3.0% for the first six months of 2026, compared to the first six months of 2025.

Supplies, as a percentage of revenues, were 14.6% in the first six months of 2026 and 15.2% in the first six months of 2025. Supply costs per equivalent admission increased 0.5% in the first six months of 2026, compared to the first six months of 2025. Supply costs per equivalent admission increased 2.4% for medical devices and declined 5.0% for pharmacy supplies and 0.2% for general medical and surgical items in the first six months of 2026, compared to the first six months of 2025. The decline in supply costs per equivalent admission for pharmacy supplies is primarily related to a decrease in the utilization of certain drugs.

Other operating expenses, as a percentage of revenues, were 23.5% in the first six months of 2026 and 20.7% in the first six months of 2025. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and non-income taxes. The 2.8% increase in other operating expenses, as a percentage of revenues, for the first six months of 2026 compared to the first six months of 2025 was primarily related to growth in Medicaid state directed and supplemental payment program expenses and professional fees. We have seen inflation have a negative impact on certain of these expenses and expect inflationary pressures will continue to impact operating expenses in the future.

Equity in earnings of affiliates was $25 million and $37 million in the first six months of 2026 and 2025, respectively.

Depreciation and amortization increased $151 million, from $1.723 billion in the first six months of 2025 to $1.874 billion in the first six months of 2026. The increase in depreciation relates primarily to capital expenditures at our existing facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2026 and 2025 (continued)

Interest expense was $1.183 billion in the first six months of 2026 and $1.115 billion in the first six months of 2025. Our average debt balance was $48.256 billion for the first six months of 2026 compared to $44.061 billion for the first six months of 2025. The average effective interest rate for our debt was 4.9% and 5.1% for the six months ended June 30, 2026 and 2025, respectively.

During the first six months of 2026 and 2025, we recorded gains on sales of facilities of $9 million and losses on sales of facilities of $2 million, respectively.

The effective tax rates were 23.0% and 23.9% for the first six months of 2026 and 2025, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provisions for income taxes for the first six months of 2026 and 2025 included tax benefits of $107 million and $33 million, respectively, related to employee equity award settlements.

Net income attributable to noncontrolling interests increased from $453 million for the first six months of 2025 to $468 million for the first six months of 2026. The increase in net income attributable to noncontrolling interests related primarily to the operations of our surgery centers, partially offset by one of our Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $4.349 billion for the first six months of 2026 compared to $5.861 billion for the first six months of 2025. The $1.512 billion decline in cash provided by operating activities, for the first six months of 2026 compared to the first six months of 2025, related primarily to unfavorable changes in working capital items of
$1.099 billion, including an increase in accounts receivable primarily related to Medicaid state directed and supplemental payment programs, as well as an increase in income taxes paid of $579 million related to the 2025 IRS deferral of quarterly estimated income tax payments for Tennessee-based taxpayers until the fourth quarter of 2025, partially offset by a $62 million increase in net income, excluding the non-cash impact of losses and gains on sales of facilities. The combination of interest payments and net income tax payments in the first six months of 2026 and 2025 totaled $1.888 billion and $1.220 billion, respectively. We had negative working capital of $122 million and $567 million at June 30, 2026 and December 31, 2025, respectively. The negative working capital related primarily to the increase in short-term borrowings and long-term debt due within one year. We have the ability to refinance our outstanding commercial paper notes with our senior unsecured credit facility on a long-term basis. Excluding the impact of our outstanding commercial paper notes, our working capital at June 30, 2026 would have been $3.768 billion.

Cash used in investing activities was $2.839 billion in the first six months of 2026 compared to $2.283 billion in the first six months of 2025. Excluding acquisitions, capital expenditures were $2.350 billion in the first six months of 2026 and $2.167 billion in the first six months of 2025. Planned capital expenditures are expected to be approximately between $5.0 billion and $5.5 billion in 2026, excluding acquisitions. At June 30, 2026, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $8.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Cash used in financing activities totaled $1.534 billion in the first six months of 2026, compared to $4.584 billion in the first six months of 2025. During the first six months of 2026, net cash flows used in financing activities included a net increase of $3.065 billion in our indebtedness, payment of dividends of $354 million, repurchase of common stock of $3.635 billion and distributions to noncontrolling interests of $334 million. During the first six months of 2025, net cash flows used in financing activities included a net increase of $1.341 billion in our indebtedness, payment of dividends of $351 million, repurchase of common stock of $5.011 billion and distributions to noncontrolling interests of $394 million.

During April 2026, we issued $3.000 billion aggregate principal amount of senior notes comprised of (i) $1.000 billion aggregate principal amount of 4.700% senior notes due 2031, (ii) $750 million aggregate principal amount of 5.000% senior notes due 2033 and (iii) $1.250 billion aggregate principal amount of 5.300% senior notes due 2036. We used the net proceeds to repay borrowings under the commercial paper program and for general corporate purposes.

During May 2026, we repaid all $1.500 billion aggregate principal amount of 5.250% senior notes due 2026 and all $1.000 billion aggregate principal amount of 5.375% senior notes due 2026.

We have significant debt service requirements. Our debt totaled $49.718 billion at June 30, 2026. Our interest expense was $1.183 billion for the first six months of 2026 and $1.115 billion for the first six months of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

In addition to cash flows from operations, available sources of capital include amounts available under our senior unsecured credit facility ($3.086 billion and $3.816 billion available as of June 30, 2026 and July 24, 2026, respectively, after giving effect to all issued and outstanding letters of credit and our intention to maintain a minimum available borrowing capacity equal to the aggregate amount outstanding under the commercial paper program ($3.890 billion and $4.000 billion as of June 30, 2026 and July 24, 2026, respectively)) and anticipated access to public and private debt markets.

Investments of our insurance subsidiaries, held to maintain statutory equity levels and to provide liquidity to pay claims, totaled $519 million and $588 million at June 30, 2026 and December 31, 2025, respectively. An insurance subsidiary maintained net reserves for professional liability risks of $104 million and $91 million at June 30, 2026 and December 31, 2025, respectively. Our facilities are insured by our insurance subsidiary for losses up to $120 million per occurrence; however, this coverage is subject, in most cases, to a $15 million per occurrence self-insured retention. Additionally, the insurance subsidiary has entered into reinsurance contracts providing reimbursement for a certain portion of losses in excess of self-insured retentions. Net reserves for the self-insured professional liability risks retained were $1.892 billion and $1.906 billion at June 30, 2026 and December 31, 2025, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $573 million. We estimate that approximately $532 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Management believes that cash flows from operations, amounts available under our senior unsecured credit facility and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs for the foreseeable future.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investment securities held by our insurance subsidiaries were recorded at $519 million at June 30, 2026. These investments are carried at fair value, with changes in unrealized gains and losses that are not credit-related being recorded as adjustments to other comprehensive income. At June 30, 2026, we had net unrealized losses of $16 million on the insurance subsidiaries’ investments.

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

We are also exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $5.200 billion of our debt at June 30, 2026 was subject to variable rates of interest, while the remaining debt balance of $44.518 billion at June 30, 2026 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior unsecured credit facility, our leverage affect our variable interest rates. Our variable debt is comprised of outstanding commercial paper notes, the senior unsecured credit facility and the floating rate senior notes due 2028. The average effective interest rate for our debt was 4.9% and 5.1% for the six months ended June 30, 2026 and 2025, respectively.

The estimated fair value of our long-term debt was $48.640 billion at June 30, 2026. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $52 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

We are exposed to currency translation risk related to our foreign operations. We currently do not consider the market risk related to foreign currency translation to be material to our consolidated financial statements or our liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Examinations

At June 30, 2026, the IRS was examining the 2019 income tax return of an affiliate of the Company. We are subject to examination by the IRS for tax years after 2023, as well as by state and foreign taxing authorities. Management believes HCA Healthcare, Inc., its subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS, state and foreign taxing authorities, and final resolution of any disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of any issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2026	2025
Number of hospitals in operation at:
March 31	189	192
June 30	190	191
September 30		191
December 31		190
Number of freestanding outpatient surgical centers in operation at:
March 31	119	125
June 30	118	124
September 30		123
December 31		121
Licensed hospital beds at(a):
March 31	50,459	50,571
June 30	50,550	50,485
September 30		50,577
December 31		50,436
Weighted average beds in service(b):
Quarter:
First	42,848	42,862
Second	42,905	42,858
Third		42,896
Fourth		42,985
Year		42,901
Average daily census(c):
Quarter:
First	30,829	31,518
Second	29,571	29,399
Third		29,266
Fourth		29,442
Year		29,899
Admissions(d):
Quarter:
First	580,258	576,361
Second	579,562	566,061
Third		577,804
Fourth		576,839
Year		2,297,065
Equivalent admissions(e):
Quarter:
First	1,023,575	1,012,090
Second	1,044,384	1,017,994
Third		1,038,799
Fourth		1,038,269
Year		4,107,152
Average length of stay (days)(f):
Quarter:
First	4.8	4.9
Second	4.6	4.7
Third		4.7
Fourth		4.7
Year		4.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2026	2025
Emergency room visits(g):
Quarter:
First	2,509,083	2,518,716
Second	2,526,147	2,439,763
Third		2,477,474
Fourth		2,511,009
Year		9,946,962
Outpatient surgeries(h):
Quarter:
First	240,061	246,620
Second	246,947	258,365
Third		253,426
Fourth		264,401
Year		1,022,812
Inpatient surgeries(i):
Quarter:
First	133,262	133,759
Second	133,041	136,122
Third		138,563
Fourth		136,961
Year		545,405
Days revenues in accounts receivable(j):
Quarter:
First	53	54
Second	55	51
Third		50
Fourth		51
Outpatient revenues as a % of patient revenues(k):
Quarter:
First	37%	37%
Second	34%	38%
Third		38%
Fourth		40%
Year		38%

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
(k)
Represents the percentage of patient revenues related to patients who are not admitted to our hospitals. The decline in the second quarter of 2026 is primarily related to the impact of incremental inpatient revenues related to the Florida state directed payment program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Market Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

HCA’s management, with the participation of HCA’s chief executive officer and chief financial officer, has evaluated the effectiveness of HCA’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, HCA’s chief executive officer and chief financial officer concluded that HCA’s disclosure controls and procedures were effective as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2026, our Board of Directors authorized a share repurchase program for up to $10 billion of our outstanding common stock. During the quarter ended June 30, 2026, we repurchased 4,752,930 shares of our common stock at an average price of $414.25 per share through market purchases pursuant to the January 2026 authorization. At June 30, 2026, we had $7.210 billion of repurchase authorization available under the January 2026 authorization.

The following table provides certain information with respect to our repurchases of common stock from April 1, 2026 through June 30, 2026 (dollars in billions, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2026 - April 30, 2026	928,213	$475.23	928,213	$8.738
May 1, 2026 - May 31, 2026	1,951,116	$418.99	1,951,116	7.921
June 1, 2026 - June 30, 2026	1,873,601	$379.12	1,873,601	$7.210
Total for second quarter 2026	4,752,930	$414.25	4,752,930

On July 23, 2026, our Board of Directors declared a quarterly dividend of $0.78 per share on our common stock payable on September 30, 2026 to stockholders of record at the close of business on September 16, 2026. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) List of Exhibits:

4.1	—

Supplemental Indenture No. 54, dated as of April 30, 2026, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2026, and incorporated herein by reference).

4.2	—

Supplemental Indenture No. 55, dated as of April 30, 2026, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 30, 2026, and incorporated herein by reference).

4.3	—

Supplemental Indenture No. 56, dated as of April 30, 2026, among HCA Inc., HCA Healthcare, Inc., CSC Delaware Trust Company, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 30, 2026, and incorporated herein by reference).

4.4	—	Form of 4.700% Senior Notes due 2031 (included in Exhibit 4.1).

4.5	—	Form of 5.000% Senior Notes due 2033 (included in Exhibit 4.2).

4.6	—	Form of 5.300% Senior Notes due 2036 (included in Exhibit 4.3).

22	—	List of Subsidiary Guarantors and Pledged Securities.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—

The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on July 28, 2026, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, (ii) the condensed consolidated income statements for the quarters and six months ended June 30, 2026 and 2025, (iii) the condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2026 and 2025, (iv) the condensed consolidated statements of stockholders’ equity (deficit) for the quarters and six months ended June 30, 2026 and 2025, (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 and (vi) the notes to condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA Healthcare, Inc.

By:	/S/ MICHAEL A. MARKS
Michael A. Marks
Executive Vice President and Chief Financial Officer

Date: July 28, 2026